Form 10-K405
period 1996-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1996-07-16
CIK 853566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1996 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                    -------------    ------------
Commission file number 0-19443
                       -------
         Boston Capital Tax Credit Fund II Limited Partnership
- ------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       Massachusetts                                    04-3066791
- --------------------------------               -------------------------------
 (State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

One Boston Place, Suite 2100 Boston, MA                   02108-4406
- ----------------------------------------------         -----------------------
(Address of Principal executive offices)                   (Zip Code)

Partnership's telephone number, including area code: (617)624-8900
                                                     -------------
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
    Title of each class                          on which registered
   --------------------                         ----------------------
           None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                       Beneficial Assignee Certificates
                       --------------------------------
                               (Title of Class)

Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   __

                                               |XX|
                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Partnership are incorporated by reference:

               Form 10-K
                 Parts                        Document
               ---------                      --------
               Parts I, III        October 25, 1989 Prospectus, as
                                   supplemented

               Parts II, IV

            BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
          Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 1996

                              TABLE OF CONTENTS

                                    PART I


Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
             Security-Holders

                                   PART II

Item 5.   Market for the Registrant's Limited Partnership
             Interests and Related Partnership Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

                                   PART III

Item 10.  Directors and Executive Officers
             of the Partnership
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management
Item 13.  Certain Relationships and Related
             Transactions

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K
          Signatures

                                    PART I
                                    ------
Item 1.     Business

Organization
- ------------
    Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 28, 1989. The General Partner of the Partnership is Boston Capital Associates II Limited Partnership, a Delaware limited partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

    The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Partnership and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner have been assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Partnership including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Partnership.

    A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") was filed with the Securities and Exchange Commission and became effective October 25, 1989 in connection with a public offering ("Offering") in series 7, 9 through 12, and 14. The Partnership raised $186,337,517 representing a total of 18,679,738 BACs. In 1991, BACs were offered and sold to certain residents of the Commonwealth of Pennsylvania. The provisions of Section 201 of the Pennsylvania Securities Act of 1972, relating to the registration of securities, may not have been complied with, in connection with, the offer or sale of some of the securities. Accordingly, the Partnership offered to repurchase these securities, at the investors option. Three investors holding 6,100 BACs representing $61,000 accepted the Partnerships offer to repurchase. In 1993 the Partnership repurchased the BAC's with an effective date of December 31, 1992. The Partnership completed sales of BACs in all Series on January 27, 1992.

Description of Business
- -----------------------
    The Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which owns or leases and operates an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Partnership invested owns Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.

Each Apartment Complex has qualified for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 67 to 92 of the Prospectus, as supplemented, under the caption "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

    As of March 31, 1996, the Partnership had invested in a total of 310 Operating Partnerships; 15 Operating Partnerships on behalf of Series 7, 55 Operating Partnerships on behalf of Series 9, 46 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53 Operating Partnerships on behalf of Series 12, and 101 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

    The business objectives of the Partnership are to:

  (1)   preserve and protect the Partnership's capital;

  (2) provide current tax benefits to Investors in the form of (a) Federal Housing Tax Credits and Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against his federal income tax liability from active, portfolio and passive income, and
        (b) passive losses which an Investor may apply to offset his passive income (if any);

  (3) provide capital appreciation (except with respect to the Partnership's investment in certain Non-Profit Operating Partnerships) through increases in value of the Partnership's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes;

  (4) Provide cash distributions (except with respect to the Partnership's investment in certain Non-Profit Operating Partnerships) from a Capital Transaction as to the Partnership. The Operating Partnerships

        intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions; and

  (5) provide, on a current basis and to the extent available, cash distributions from the operations of the Apartment Complexes (no significant amount of which is anticipated).

The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus, as supplemented, under the caption "Business Objectives and Investment Policies, " which is incorporated herein by reference.

Item 2. Properties

  The Partnership has acquired a Limited Partnership Interest in each of the three hundred ten Operating Partnerships in six series identified in the table set forth below. In each instance the Apartment Complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year. The General Partner believes that there is adequate casualty insurance on the properties.

  Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

         Boston Capital Tax Credit Fund II Limited Partnership - Series 7

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

The Bowditch
School
Lodging     Jamaica Plain,
House         MA         50 $1,645,676   12/89   12/89    100%  $  606,390

Briarwood   Cameron,
Apartments    MO         24    627,182   12/89   12/89    100%     157,254

Buckner     Buckner,
Properties    MO         24    621,696   12/89    3/89    100%     146,287

Creekside   Vandergrift,
Apartments    PA         30   1,095,805   6/89     9/89   100%     247,790

Deer Hill   Huntersville,
II Apartments NC         40   1,484,213   2/90     5/89   100%     333,370

Hillandale  Lithonia,
Commons       GA        132   3,207,981  12/89     1/90   100%   1,138,907

Leo A. Meyer
Senior
Citizen     King City,
Housing       CA         44   1,658,088   6/90    11/89   100%     893,708

Lebanon
Properties  Lebanon
II            MO         24     575,564  12/89     7/89   100%     136,440

New Holland Danville,
Apartments    IL         53   1,096,329   5/90     8/90   100%     800,434

Oak Grove   Oak Grove,
Estates       MO         20     487,453  12/89     9/89   100%     113,188

Oakview     Delta,
Apartments    OH         38   1,133,721  12/89    10/89   100%     258,264

Metropole   Miami Beach,
Apartments    FL         42   2,250,137  12/89    12/89   100%     694,581


        Boston Capital Tax Credit Fund II Limited Partnership - Series 7

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- --------------------------------------------------------------------------

Rosenberg   Santa Rosa,
Apartments    CA        77   $8,492,153   2/90     1/92   100%  $1,943,360

Westwood
Square      Moore Head City,
Apartments    NC        36    1,419,114   7/90     7/90   100%     117,286

Winfield
Properties  Winfield,
II            MO        24      612,114  12/89     5/89   100%     142,525

         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- --------------------------------------------------------------------------

Azalea
Village    Crawford,
Apartments   GA        24 $   642,782   5/90    5/90     100%   $   143,206

Beaver
Brook      Pelham,
Commons      NH        24   1,190,067   4/90    5/90      95%       290,403

Bent Creek Crest View,
Apartments
II           FL        24     711,968   6/90    5/90     100%       164,534

Big Lake    Big Lake,
Seniors      TX        20     563,791   4/94    6/95     100%        59,592

Blanco      Blanco,
Senior Apts. TX        20     522,329  12/93    9/94     100%        93,593

Breezewood
Village     Kissimmee,
Phase I      FL        86   2,816,036   4/90    4/90     100%       831,650

Breezewood  Kissimmee,
Village II   FL        42   1,434,367   5/90    5/90     100%       416,268

Cambridge   Madison,
Manor        FL        36   1,139,783   4/90    1/90     100%       268,523

Corinth
Senior      Corinth,
Housing      NY        40   1,498,021   4/90    2/90     100%       384,000

Cotton Mill Stuart,
Apartments   VA        40   1,491,425  10/92    7/93     100%       271,351

Country     Cedar Rapids,
Hill Apts.   IA       166   3,554,088   4/90    6/90     100%     3,471,607

Country     Blakely,
Lane Apts.   GA        32     950,891   5/90    5/90     100%       211,916


         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- --------------------------------------------------------------------------

Fawn River  Sturgis,
Apartments   MI       100   $3,714,629 10/90   10/90      95%      $971,446

Garden Lake Immokalee,
Apartments   FL        65    2,202,100  5/90    5/90     100%       577,529

Glenwood    Porterville,
Hotel        CA        36      758,337  6/90    6/90     100%       383,100

Grand
Princess   St. Croix,
Manor        USVI      24    1,498,280  6/90    8/90     100%       374,766

Grand
Princess   St. Croix,
Villa        USVI      24    1,497,280  6/90    8/90     100%       276,203

Greenwich
Senior     Greenwich,
Housing      NY        36    1,491,521  4/90    2/90      97%       340,000

Grifton    Grifton,
Manor Apts.  NC        40    1,268,583  9/93    2/94     100%       261,645

Hacienda
Villa      Firebaugh,
Apartments  CA        120    3,980,713  4/90    1/90     100%     1,343,294

Haines
City     . Haines City,
Apartments  FL         46    1,446,142  4/90    2/90     100%       339,465

Hamlet     Newfane,
Square      NY         24    1,010,004 10/92    9/92     100%       193,830

Hill St.   South Paris,
Commons     ME         25    1,498,290 11/92   10/92     100%       301,064

Kristin
Park       Las Vegas,
Apartments  NM         44    1,397,423  3/90    6/90     100%       313,200
                                    7


         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Le Grand    Le Grand,
Apts.        CA         34  $1,750,788 11/92   10/93     100%   $   419,011

Longmeadow  Skowhegan,
Apartments   ME         28   1,487,505  8/90    8/90     100%       284,000

Magnolia
Lane        Bloomingdale,
Apartments   GA         48   1,487,564  5/90    3/90     100%       321,908

Maywood     Corning,
Apartments   CA         40   1,508,200  3/90    7/90     100%       365,280

Meadowcrest Southfield,
Apartments   MI         83   2,914,423  9/90   10/90     100%     1,116,284

Mill Pond   Brooklyn,
Apartments   MI         36   1,112,292  5/90    5/90     100%       250,175

New Holland Danville,
Apartments   IL         53   1,096,329  5/90    8/90     100%       565,622

Pinewoods   Springfield,
Apartments   IL        168   3,895,815  6/90    6/91     100%     1,258,700

Pine Ridge  Polkton,
Place        NC         16     662,348  1/94   12/93     100%       114,730

Pleasanton  Pleasanton,
Seniors Apts.TX         24     627,543 12/93    7/93     100%       144,839

Port        Portage,
Crossing     IN        160   3,097,507  3/90    4/90     100%     2,733,580

Putney      Putney,
Meadows Apts VT         28   1,426,642 12/92    5/93     100%       374,495

Quail
Hollow      Homerville,
Apartments   GA         54   1,477,740  5/90    1/90     100%       363,353

         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- --------------------------------------------------------------------------

Quail
Hollow       Warsaw,
II           NC        36  $ 1,411,795  7/90    9/90       100% $   313,521

Rainbow
Gardens      Dunnellon,
Apartments   FL        37    1,224,708 12/92    6/93       100%     236,763

Raitt        Santa Ana,
Street Apts. CA         6      782,537  5/93    8/93       100%     416,200

School St.   Marshall,
Apts. II     WI        24      832,590  6/93    6/93       100%     652,967

Scottsville  Scottsville,
Hollow       NY        36     1,432,572 5/90    5/90       100%     304,060

Somerset     Antioch,
Apartments   CA       156     5,537,313 3/90    3/90       100%   3,920,000

St. Paul's   St. Paul,
Apartments   NC        32     1,270,914 5/90    9/90       100%     263,165

Surry
Village      Surry,
II           VA        24       779,972 5/90    1/90       100%     157,002

Tappahannock Tappahannock,
Greens Apts. VA        40     1,514,482 3/94   5/94        100%     293,486

Telluride    Telluride,
Apartments   CO        30     1,476,908 9/90  11/90        100%     300,033

The 438 Warren
St. Lodging  Boston,
House        MA        20       721,934 3/90   5/90        100%     460,900

Twin Oaks    Raeford,
Apartments   NC        28     1,144,522 5/90   5/90        100%     275,894


         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location  Units  12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Ventura     Hernando,
Village      FL      3   $ 1,492,075  6/90     7/90      100%  $   473,300

Vilage      Live Oak,
Oaks         FL     24       736,735  6/90     2/90      100%      164,291
Apartments II

Warrensburg Warrensburg,
Estates      MO     32       796,924  4/90     4/90      100%      181,849

Westside    Providence,
Apartments   RI     40     1,863,906  6/90    12/90      100%    1,777,738

Westwood
Square      Moorehead City,
Apartments   NC     36     1,419,114  7/90     7/90      100%      195,391

Wilmington  Wilmington,
Housing      NY     24     1,058,012  8/90     8/90      100%      237,279

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------

Athens Park  Athens,
Apartments     AL       48  $1,342,337  8/90    6/90      100%   $  354,144

Autumn Lane  Washington,
Apartments     GA       24     736,560  8/89   11/90      100%      168,234

Baytree      Richlands,
Apartments     NC       24     961,494 11/88    7/90      100%      210,999

Benchmark    China Grove,
Apartments     NC       24     955,427 11/88    7/90      100%      223,328

Berkshire    Wichita,
Apartments II  KS       66   1,605,077  7/90    7/90      100%    1,183,452

Brentwood    Eunice,
Apartments     LA       32     959,213 11/90   10/90      100%      205,470

Briarwood    Middleburg,
Apartments     FL       52   1,489,634  8/90    8/90      100%      509,251

Butler Manor Morgantown,
Apartments     KY       16     506,121 12/90    2/91      100%      119,952

Campbell
Creek        Dallas,
Apartments     GA       80   1,779,831 12/91   10/90      100%      735,000

Candlewick   Monroeville,
Place          AL       40   1,292,908 12/92   10/92      100%      241,600

Cedarstone   Poplarville,
Apts.          MS       24     779,017  5/93    5/93       96%      180,800

Charlton
Court        Folkston,
Apartments     GA       40   1,208,496 12/92    1/93      100%      263,520

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Chuckatuck    Suffolk
Square          VA      42  $1,454,329 11/90    2/90      100%  $   320,900

Cloverleaf    Bishopville,
Apartments      SC      24     860,263 11/90    4/90      100%      153,900

Cloverleaf
Apts.,        Bishopville,
Phase II        SC      24     879,595 11/90    4/90      100%      160,761

Connellsville Connellsville,
Heritage Apts.  PA      36   1,376,147 11/90    3/90      100%      325,460

Freedom       Ford City,
Apartments      PA      28   1,055,152 11/90    9/90       96%      262,791

Hartway       Munfordville,
Apts.           KY      32     918,046  7/90    6/90      100%      239,041

Hilltop       Kingsland,
Terrace         GA      54   1,494,830  8/90    7/90      100%      455,851

Indian Run    S. Kingston
Village         RI     114   2,633,006  4/93    7/93       96%      604,867

Ironton       Ironton,
Estates         MO      24     629,371  5/93    1/93      100%      157,976

Lambert
Square        Lambert,
Apts.           MS      32   1,008,422 11/92   12/92      100%      192,347

Longview      Maysville,
Apartments      NC      24     875,576 11/88    8/90      100%      195,837

Maidu         Roseville,
Village         CA      81   2,222,801  3/91   12/91      100%      470,000

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Mann          Indianapolis,
Estates        IN      132  $3,120,633  7/90   10/90      100%  $ 1,980,000

Meadowbrook
Lane          Americus,
Apartments     GA       50   1,484,563  9/90    3/90      100%      336,264

Melrose Lane  Great Falls,
Apartments     SC       24     878,516 11/90   10/90      100%      203,645

Mercer        Mercer,
Manor          PA       26     913,182 11/90    8/90      100%      220,450

46 North
Connecticut   Atlantic City,
Ave.           NJ       13   1,024,762  1/93   12/92      100%      559,000

Pecan Village Ellaville,
Apartments     GA       30     790,677  7/90    2/90      100%      221,856

Piedmont      Forsyth,
Hills          GA       50   1,464,338  7/90    9/90      100%      439,958

Pine View     Perry,
Apartments     FL       29     966,192  9/90   12/90      100%      277,405

Pines by the  Newnan,
Creek Apts.    GA       96   2,121,949 12/90   10/90      100%      890,000

Pine Grove    Ackerman,
Apts.          MS       24     618,317  9/93    6/94      100%      169,926

Pinetree
Manor         Centreville,
Apts.          MS       32     985,629 11/92    1/93      100%      191,500

Rosewood
Village       Willacoochee,
Apartments     GA       24     651,752  7/90    7/90      100%      147,480

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------
                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location    Units 3/31/96    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Springwood
Park         Durham,
Apartments    NC       100 $ 2,688,473  3/91    5/91      100%  $ 1,000,000

Stockton     Stockton,
Estates       MO        20     518,684  2/93    1/93      100%      120,352

Stratford
Square       Brundidge,
Apartments    AL        24     755,381 10/92    2/93      100%      145,036

Summer
Glen         Immokalee,
Apartments    FL        46   1,493,610 11/92    3/93      100%      246,230

Summerwood   West Des Moines,
Apartments    IA        86   2,417,885  7/90    7/90      100%    2,015,183

Sunmark      Morgantown,
Apartments    KY        24     773,412  8/90   12/90      100%      176,669

Village      Lawton,
Commons       MI        58   1,495,621 11/90    6/90       98%      323,665

Washington
Heights
Apartments,  Bismarck,
IV            ND        24     473,150 11/90    7/90      100%      381,010

Woods Hollow Centreville,
Apartments    MI        24     590,287 11/90    2/90      100%      132,700

Woodside     Lisbon,
Apartments    ME        28   1,488,244 12/90   11/90      100%      397,630

    Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- -----------------------------------------------------------------------------

Academy
Hill        Ahoskie,
Apartments    NC        40  $1,383,890   2/91     2/91      100%  $  319,224

Aspen
Square      Tazewell,
Apartments    VA        60   1,842,702  11/90    11/90      100%     356,495

Bridgeview  Emlenton,
Apartments    PA        36   1,372,163  12/90    12/89      100%     327,257

Buckeye
Senior      Buckeye,
Apartments    AZ        40   1,348,496  12/90     8/90      100%     311,480

Campbell
Creek       Dallas,
Apartments    GA        80   1,779,831  12/90    10/90      100%     142,000

Cambridge
Manor       Macon,
Apartments    MS        47   1,639,832   5/93     4/93      100%     356,356

Church Hill Church Point,
Apartments    LA        32     960,268  12/90     1/91      100%     205,750

Copper
Creek       Lebanon,
Apartments    VA        36   1,180,530  11/90     9/90      100%     237,647

Coronado    Tuscon,
Hotel         AZ        42     566,835   3/91     3/91      100%     614,050

Crestwood   St. Cloud,
Apartments    FL       216   4,444,214   1/91     6/91      100%   5,636,484

El Dorado   El Dorado Springs,
Springs Est.  MO        24     584,383  11/90     9/90      100%     133,790

Eldon Est.  Eldon,
II            MO        24     584,585  12/90    11/90      100%     131,340

         Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Eldon       Eldon,
Manor        MO         24  $  562,574   12/90   11/90      100%  $  241,980

Elmwood
Manor       Eutaw,
Apartments   AL         47   1,633,152    5/93   12/93      100%     333,440

Fairridge
Lane        Denmark,
Apartments   SC         24     822,193   11/90    6/90      100%     209,326

Fairridge
Village     Denmark,
Apartments   SC         24     774,121   11/90    6/90      100%     186,381

Farmerville Farmerville,
Square Apts. LA         32     971,696    1/91    4/91      100%     212,280

Forest
Glade       Wauchula,
Apartments   FL         50   1,489,364   12/90   12/90      100%     420,565

Franklin    Great Falls,
School       MT         40   2,992,552   10/90   12/91      100%   1,453,270

Hilltop     Los Lunas,
Apts.        NM         40   1,430,600    1/93   11/92      100%     253,455

Holland     Holland,
Meadows      NY         24     903,105   11/90    6/90      100%     213,880

Holley      Holley,
Grove        NY         24     921,863   11/90   10/90      100%     207,360

Ivan Woods  Delta Township,
Senior Apts. MI         90   2,334,885    2/91    4/91      100%   1,184,275

Kaplan
Manor       Kaplan,
Apartments   LA         32     930,277    12/90   12/90     100%     198,460

         Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Lakewood
Village    Lake Providence,
Apartments   LA         32  $  957,952  1/91     5/91      100%  $  223,827

Licking    Licking,
Apartments   MO         16     407,704 11/91     3/92      100%      90,436

London     Miami Beach,
Arms         FL         58   2,648,334 12/90    12/90      100%     937,961

Maidu      Roseville,
Village      CA         81   2,222,801  3/91    12/91      100%     530,000

Nevada     Nevada,
Manor        MO         24     651,450 11/90    10/90      100%     143,270

Oatka      Warsaw,
Meadows      NY         24     923,483 11/90     6/90      100%     206,670

Osage      Arkansas City,
Place        KS         38   1,238,084 12/90    12/90      100%     522,999

Pines by the
Creek      Newnan,
Apartments   GA         96   2,121,949 12/90    10/90      100%     245,000

Sandy
Pines      Punta Gorda,
Manor        FL         44   1,487,480 12/90     7/90      100%     399,977

Sierra
Springs    Tazewell,
Apartments   VA         36   1,181,148 11/90    11/90      100%     299,634

South Fork South Fork,
Heights      CO         48   1,435,798  2/91     2/91      100%     343,358

Twin Oaks  Allendale,
Apartments   SC         24     785,745 12/90     9/90      100%     206,888

        Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------

Walnut
Village     Manning,
Apartments    SC        24  $  844,449 11/90   11/90       100%  $  183,244

Washington
Manor       Washington,
Apartments    LA        32     962,249  1/91    3/91       100%     216,990

Wildridge   Jesup,
Apartments    GA        48   1,502,627  1/91    4/91       100%     329,130

Windsor     Metter,
Apts.         GA        53   1,481,681 12/92    5/93       100%     248,207

         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1996

                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Bowman
Village     Bowman,
Apartments    GA       24  $  668,505   6/91    10/91      100%  $  139,879

Brandywood  Oak Creek,
Apartments    WI       54   1,758,634  12/91     9/91      100%   1,532,506

Brentwood
Manor       Clarkson,
Apartments    KY       24     754,085   6/91     7/91      100%     173,969

Briarwick   Nicholasville,
Apartments    KY       40   1,264,423   4/91     4/91      100%     323,941

Bridgerun   Cannon Falls,
Townhomes     MN       18     580,840   6/91     7/91      100%     458,800

Bucksport
Park        Bucksport,
Apartments    ME       24   1,378,146   6/91     8/91      100%     334,600

Campbell
Creek       Dallas,
Apartments    GA       80   1,779,831   3/91    10/90      100%     593,000

Cananche
Creek       Norton,
Apartments    VA       36   1,241,287   5/91     6/91      100%     276,695

Carson
Village     Wrightsville,
Apartments    GA       24     655,934  10/91     6/92      100%     161,452

Clymer
House       Clymer,
Apartments    PA       26   1,087,541   6/91    10/91      100%     254,097

Corcoran
Garden      Corcoran,
Apartments    CA       38   1,531,749   2/91    11/90      100%     432,438

Cornish     Cornish,
Park          ME       25   1,462,198    6/91    6/91      100%     333,000
                                    19


         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Crescent City
Senior     Crescent City,
Apartments   CA         38  $1,874,110  3/91    3/91      100%  $   474,536

Earlimart
Senior     Earlimart,
Apartments   CA         35   1,352,437  6/91    6/91      100%      364,515

Evanwood   Hardinsburg,
Apartments   KY         24     763,531  6/91    5/91      100%      167,221

Fox Run    Jesup,
Apartments   GA         24     643,518 12/91    7/92      100%      150,033

Franklin
House      Liberty,
Apts.        MO         21     313,289  5/93    1/88      100%      137,836

Hamilton
Village    Preston,
Apartments   GA         20     572,712 10/91    3/92      100%      140,948

Hunters
Park       Tarboro,
Apartments   NC         40   1,417,263  5/91    4/91      100%      320,175

Ivan Woods
Senior     Delta Township,
Apartments   MI         90   2,334,885  2/91    4/91      100%      778,688

Keenland   Burkesville,
Apartments   KY         24     737,897  6/91    9/91      100%      164,246

Lakeridge  Eufala,
Apartments   AL         30     921,234  3/91    4/91      100%      186,780

Laurel
Village    Wadley,
Apartments   GA         24     665,485 10/91    5/92      100%      149,058

Los
Caballos   Hatch,
II Apts.     NM         24     784,637  7/91    8/91      100%      164,740
                                    20


         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------

Marlboro
Place     Bennettsville,
Apartments  SC          24  $  840,368  3/91     2/91       100%  $  192,779

Melville
Plaza     Melville,
Apartments  LA          32     897,991  7/91    10/91       100%     178,564

Nanty Glo
House     Nanty Glo,
Apartments  PA          36   1,482,642  6/91     7/91       100%     353,000

Newport   Franklin,
Village     VA          48   1,494,324  4/91    11/90       100%     330,000

Oakleigh  Abbeville,
Apartments  LA          32     918,998  8/91     3/92       100%     178,716

Oak
Street    Scott City,
Apartments  MO          24     601,273  6/91    11/91       100%     138,149

Oakwood   Mamou,
Apartments  LA          32     922,001  8/91     1/92       100%     180,819

Pines by
the Creek Newnan,
Apartments  GA          96   2,121,949  3/91    10/90       100%     645,000

Pinewoods Springfield,
Apartments  IL         168   3,895,815  7/91     6/91       100%   2,880,000

Portales  Portales,
Estates     NM          44   1,447,007  7/91     7/91       100%     365,100

Prairie
West      West Fargo,
Apts. III   ND          24     480,479  3/91     3/91       100%     360,698

Ridgeway
Court III  Bemidji,
Apartments  MN          24     897,442  4/91     1/91       100%     180,186
                                    21


         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
River     Crystal River,
Beach Apts.  FL         42  $1,372,674   5/91    5/91      100%  $  351,421

Rockmoor  Banner Elk,
Apartments   NC         12     439,959   5/91    3/91      100%      95,818

Shawnee
Ridge     Norton,
Apartments   VA         20     670,612   5/91    5/91      100%     145,606

Springwood
Park      Durham,
Apartments   NC        100   2,538,481   3/91    5/91      100%     374,349

Spring
Mountain  Pahrump,
Apartments   NV         33   1,371,576   5/91    4/91      100%     290,406

Stonegate Perry,
Manor        FL         36   1,014,397   5/91   12/90      100%     274,321

Summit
Ridge     Palmdale,
Apartments   CA        304   8,874,224  10/92   12/93      100%   3,674,306

Turner
Lane      Ashburn,
Apartments   GA         24     724,296   5/91    7/91      100%     147,090

Union
Baptist
Plaza     Springfield,
Apartments   IL         24     552,199   5/91    4/91      100%     432,648

Uptown    Salyersville,
Apartments   KY         16     524,192   5/91    3/91      100%     121,700

Villas of Eufala,
Lakeridge    AL         18     534,683   3/91    3/91      100%      96,868

Waynesboro
Village   Waynesboro,
Apartments   TN         48   1,377,553   4/91    1/91      100%     310,510
                                    22


         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Windsor    Windsor,
Court II     VA        24  $  733,429   4/91    11/90      100%  $  169,347

Woodcrest
Manor      Woodville,
Apartments   MS        24     714,743   6/91    11/91      100%     138,579

Woodlawn
Village    Abbeville,
Apartments   GA        36   1,019,067  10/91     4/92      100%     229,601

Woodside   Grove City,
Apartments   PA        32   1,161,361   4/91     3/91      100%     152,861

Yorkshire
Townhome   Fort Smith,
Apts.        AR        50   1,172,277   9/93     8/94      100%     874,069

        Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------

Ada Village  Ada,
Apts.         OK       44  $1,059,349  1/93    11/93       100% $  158,976

Amherst      Amherst,
Village       VA       48   1,611,365  1/92     1/92       100%    322,796

Belmont
Village      Belmont,
Court         NY       24     932,897  1/92    12/91       100%    154,725

Bethel
Park         Bethel,
Apartments    ME       24   1,497,807 12/91     3/92       100%    324,100

Blanchard
Senior       Blanchard,
Apts. II      LA       24     601,126 10/91     9/91       100%    143,628

Blanchard    Blanchard,
Village Apts. OK        8     219,826  1/93     7/93       100%     32,954

Brantwood
Lane         Centreville,
Apartments     AL      36   1,148,425  7/91     9/91       100%    237,873

Breckenridge McColl,
Apartments     SC      24     873,052  1/92     3/92       100%    186,065

Briarwood
Apartments   Middleburg,
Ph II          FL      50   1,500,513  2/92     4/92       100%    293,694

The Bridge   New York,
Building       NY      15       N/A    1/92    12/91       100%  1,037,770

Buchanan     Warren,
Court          PA      18     728,917  7/91    11/90       100%    107,066

Burnt
Ordinary     Toano,
Village        VA      22     713,576  7/91     7/91       100%    159,400

                                    24


         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------

Carleton
Court       Providence,
Apartments   RI         46  $2,596,079  12/91    12/91     100%   $1,496,922

Carriage
Run         Emporia,
Apartments   VA         40   1,339,024  10/91     4/92     100%      259,980

Cedar
View        Brinkley,
Apartments   AR         32   1,277,070   5/92    10/92     100%      254,016

Cedarwood   Pembroke,
Apartments   NC         36   1,425,062  10/91     1/92     100%      326,310

Chapparral  Kingman,
Apartments   AZ         20     698,971   8/91     7/91     100%      198,275

College     Chili,
Green        NY        110   3,820,685   3/95     8/95     100%      622,759

Colorado City
Seniors     Colorado City,
Apartments   TX         24     544,735  10/91    10/91     100%       98,721

Cottonwood  Cottonport,
Apts. II     LA         24     657,443  10/91     7/91     100%      152,664

Country
Meadows     Sioux Falls,
Apartments   SD         44   1,132,223  11/91    10/91     100%      922,350

Countryside Fulton,
Manor        MS         24     667,221  10/91     8/91     100%      151,868

Davis
Village     Davis,
Apts.        OK         44   1,186,146   1/93     9/93     100%      180,452

Devenwood   Ridgeland,
Apartments   SC         24     878,101   7/92     1/93     100%      186,000

                                    25


         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Duncan
Village    Duncan,
Apts.       OK         48  $1,162,462   1/93    11/93      100%   $  172,005

Edison
Village    Edison,
Apartments  GA         42   1,206,259   7/91     2/92      100%      274,144

Ethel
Bowman     Tionesta,
Proper HousePA         36   1,437,376   2/92     1/92       97%      334,160

Excelsior
Springs    Excelsior Springs,
Properties  MO         24     626,632   2/92     4/91      100%      150,651

Fairground Bedford,
Place Apts. KY         19     697,977   3/95     8/95      100%      176,963

Four Oaks
Village    Four Oaks,
Apartments  NC         24     898,173   3/92     6/92      100%      179,900

Franklin
Vista      Anthony,
III Apts.   NM         28     934,030   1/92     4/92      100%      179,685

Friendship Bel Air,
Village     MD         31   1,445,321   1/92     6/91      100%      226,000

Glenhaven  Merced,
Park        CA         12     412,907   1/94     6/90      100%      125,000

Glenhaven  Merced,
Park II     CA         15     510,973   1/94     6/89      100%      365,925

Glenhaven  Merced,
Park III    CA         15     504,865   1/94    12/89      100%      225,500




                                    26


         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Glenhaven    Merced,
Estates       CA       15   $ 718,930   6/89    6/89       100%  $  134,000

Green
Village      Standardsville,
Apts. II      VA       16     589,081   4/92   11/91       100%      99,100

Greenleaf    Bowdoinham,
Apartments    ME       21   1,134,180   11/91   8/92       100%     295,085

Harbor Springs
Seniors      Hughes Springs,
Apartments    TX       32     791,430   10/91   8/91       100%     183,674

Harrison
City         Penn Township,
Apts.         PA       38   1,487,996    7/92   9/92        94%     244,032

Hessmer
Village      Hessmer,
Apartments    LA       32     915,365   12/91   4/92       100%     186,503

Hillmont
Village      Micro,
Apartments    NC       24     889,713    9/91   1/92       100%     184,900

Hunters
Run          Douglas,
Apartments    GA       50   1,452,865   12/91   2/92       100%     322,368

Independence Mt. Pleasant,
Apartments    PA       28   1,091,459    8/91   6/91       100%     223,100

Indian Creek Kilmarnock,
Apartments    VA       20     766,881    7/91   4/91       100%     174,400

Jarratt
Village      Jarratt,
Apartments    VA       24     837,771   10/91  12/91       100%     159,140

Kingfisher
Village      Kingfisher,
Apts.         OK        8     173,368    1/93  12/93       100%      24,365
                                    27


         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------
La Gema del  Santa Ana,
Barrio Apts.   CA        6  $  669,734   6/92    8/92      100%  $  458,000

Lafayettee
Gardens      Lafayette,
Apartments     LA       56     627,654   10/91   11/91     100%     437,688

Lake Isabella
Senior       Lake Isabella,
Apartments     CA       46   2,002,699    9/91    1/92     100%     442,457

Lakeview     Battle Creek,
Meadows        MI       53   1,576,000    1/92    6/92     100%   1,018,808

Lakewood
Terrace      Lakeland,
Apts.          FL      132   3,989,887   11/93    8/89     100%     100,312

Lana Lu      Lonaconing,
Apartments     MD       30   1,492,701   12/91    9/92     100%     303,261

Lexington
Village      Lexington,
Apts.          OK        8     213,176    1/93    1/93     100%      32,178

Maidu        Roseville,
Village        CA       81   2,222,801    1/92   12/91     100%   1,096,199

Marion Manor Marion,
Apartments     LA       32   1,012,062    2/92    6/92     100%     199,708

Maysville
Village      Maysville,
Apts.          OK        8     221,394    1/93   10/93     100%      33,726

Montague
Place        Caro,
Apartmetns     MI       28   1,146,416   12/91   12/91     100%     432,320

Navapai      Prescott Valley,
Apartments     AZ       26     887,313    6/91    4/91     100%     207,330

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------
Nevada City
Senior     Grass Valley,
Apartments    CA        60  $3,563,661   1/92   10/91     100%   $  839,300

Newellton
Place      Newellton,
Apartments    LA        32     953,956   2/92    4/92     100%      190,600

New River
Overlook   Radford,
Apartments    VA        40   1,492,851   8/91    2/92     100%      285,371

Northridge  Arlington,
Apartments    TX       126   1,740,729   1/92    2/92      95%      741,300

Oak Ridge   Crystal Springs,
Apartments    MS        40   1,310,057   1/92    1/92     100%      308,578

Oakland
Village     Littleton,
Apts.         NC        24     857,322   5/92    8/92     100%      161,939

Okemah
Village     Okemah,
Apts.         OK         30    702,330   1/93    5/93     100%      119,832

Pineridge   McComb,
Apartments     MS        32  1,009,059  10/91   10/91     100%      238,995

Pineridge   Walnut Cove,
Elderly        NC        24    998,758  10/91    3/92     100%      199,311

Pittsfield
Park        Pittsfield,
Apartments     ME        18  1,051,965  12/91    6/92     100%      237,300

Plantation  Richmond Hill,
Apartments     GA        49  1,427,919  12/91   11/91     100%      320,858

Portville
Square      Portville,
Apartments     NY        24    934,142   3/92    3/92     100%      150,950

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Prague
Village    Prague,
Apts.       OK         8  $   128,836   1/93    3/93      100%   $    21,373

Rainbow
Commons    Marshfield,
Apartments  WI        48    1,251,725   9/91    6/91      100%     1,126,901

Rainier
Manor      Mt. Rainier,
Apartments  MD       104    3,733,381   3/92    1/93      100%     1,190,350

Rosenberg  Santa Rosa,
Hotel       CA        77    8,492,153  12/91    1/92      100%     1,850,000

Rosewood
Manor      Ellenton,
Apartments  FL        43    1,445,595  12/91    11/91     100%       302,250

San Jacinto
Senior     San Jacinto,
Apartments  CA        46    2,383,362   1/92    10/91     100%       588,965

Lakeside
Manor      Schroon Lake,
Apartments  NY        24    1,102,849  12/91     1/92      95%       249,349

Smithville Smithville,
Properties  MO        48    1,251,376   2/92     5/91     100%       285,384

Snow Hill
Ridge      Snow Hill,
Apartments  NC        32    1,222,611  10/91    12/91     100%       307,524

Somerset   Antioch,
Apartments  CA       156    5,537,313   8/92     3/90     100%     1,026,542

Spring
Creek      Derby,
Village     KS        72    1,895,766   6/91     9/91     100%     1,634,760

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ----------------------------------------------------------------------------
Spring
Valley     Lexington Park,
Apartments   MD        128  $4,872,223  11/91    12/92     100%  $ 2,500,000

Springwood
Park       Durham,
Apartments   NC        100   2,538,481  10/91     5/91     100%      374,349

Summer
Lane       Santee,
Apartments   NC         24     865,598   7/91    11/91     100%      176,291

Summit
Ridge      Palmdale,
Apartments   CO        304   8,874,224  10/92    12/93     100%    1,236,600

Titusville Titusville,
Apartments   PA         30   1,247,680  12/91     1/92     100%      280,829

Townview   St. Mary's,
Apartments   PA         36   1,386,281   9/91    10/91     100%      239,275

Tyrone
House      Tyrone,
Apartments   PA         36   1,492,485  12/91     1/92     100%      349,800

Valley Ridge
Senior     Central Valley,
Apartments   CA         38   1,835,571   1/92    12/91     100%      456,600

Victoria   Victoria,
Place        VA         39   1,415,346   1/92     6/92     100%      287,736

Villa West Topeka,
Apts. IV     KS         60   1,576,334   8/91     1/91     100%    1,392,873

Village    Jacksonville,
Green        NC         42     733,863   5/92     9/91     100%      581,446

Washington Abingdon,
Court        VA         39   1,200,303   7/91     8/91     100%      295,250

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95    Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Wesley
Village    Martinsburg,
Apartments   WV         36  $1,322,071  10/91    6/92      100%  $  266,253

Westside   Louisville,
Apartments   MS         32     840,050   3/92    1/92      100%     191,014

Wildwood
Terrace    Wildwood,
Apartments   FL         40   1,270,202  10/91   10/91      100%     281,647

Woodside   Belleview,
Apartments   FL         41   1,218,695  11/91   10/91      100%     268,500

Wynnewood
Village    Wynnewood,
Apts.        OK         16     427,247   1/93   11/93      100%      67,443

Yorkshire  Delevan,
Corners      NY         24     928,551   8/91    9/91      100%     143,625

Zinmaster  Minneapolis,
Apartments   MN         36   1,892,974   1/95    1/88      100%     150,000

Item 3.          Legal Proceedings

  None.

Item 4.          Submission of Matters to a Vote of Security Holders

  None.

                                   PART II
                                   -------
Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

  (a)    Market Information

  The Partnership is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

  (b)    Approximate number of security holders

  As of March 31, 1996, the Partnership has 11,690 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

  The BACs were issued in series. Series 7 consists of 809 investors holding 1,036,100 BACs, Series 9 consists of 2,252 investors holding 4,178,029 BACs, Series 10 consists of 1,629 investors holding 2,428,925 BACs, Series 11 consists of 1,405 investors holding 2,489,599 BACs, Series 12 consists of 1,952 investors holding 2,972,795 BACs, and Series 14 consists of 3,643 investors holding 5,574,290 BACs at March 31, 1996.

  (c)    Dividend history and restriction

  The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 1996.

  The Partnership Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits, Losses and Credits among BAC Holders will be made in proportion to the number of BACs held by each BAC Holder.

  Any distributions of Net Cash Flow or Liquidation, Sale or Refinancing Proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which
  (i) the BACs held by such Person on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

  Partnership allocations and distributions are described on pages 107 to 112 of the Prospectus, as supplemented, which are incorporated herein by reference.

Item 6.          Selected Financial Data

    The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 1996. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                  March 31,   March 31,   March 31,   March 31,   March 31,
                    1996        1995        1994        1993        1992
                  --------    --------    --------    --------    --------
Operations
- ----------
Interest
& other Inc  $    65,468 $      78,723 $    385,315 $    646,392 $  1,605,878
Share of Loss
of Operating
Partnerships  (12,992,069) (14,053,018) (15,080,553) (14,123,632) (12,547,972)
Operating Exp  (2,852,335)  (2,876,048)  (3,021,320)  (3,135,298)  (2,638,213)
              -----------  -----------  -----------  -----------  -----------
  Net Loss   $(15,778,936)$(16,850,343)$(17,716,558)$(16,612,538)$(13,580,307)
              ===========  ===========  ===========  ===========  ===========
  Net Loss
  per BAC    $       (.84)$       (.89)$       (.94)$       (.88)$       (.83)
              ===========  ===========  ===========  ===========  ===========

Balance Sheet
- -------------

Total Assets $ 85,486,212 $ 99,601,389 $114,309,046 $137,676,534 $156,752,160
               ==========  ===========  ===========  ===========  ===========
Total Liab   $ 11,054,129 $  9,390,370 $  7,247,684 $ 12,837,614 $ 15,300,702
Partners'      ==========  ===========  ===========  ===========  ===========
Equity       $ 74,432,083 $ 90,211,019 $107,061,362 $124,838,920 $141,451,458
               ==========  ===========  ===========  ===========  ===========
Other Data
- ----------
Credit per BAC for the
Investors Tax Year,
for the twelve months
ended, December 31,
1995, 1994, 1993,
1992 and 1991*

            $       1.39   $       1.35 $       1.16 $       1.07 $       0.73
             ===========    ===========  ===========  ===========  ===========



* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7. Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity
- ---------
    The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or held for working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. All of these sources of liquidity are available to meet the obligations of the Partnership. The Partnership is currently accruing the annual partnership management fee which enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 1996 the Partnership accrued $2,509,458 in annual partnership management fees.
As of March 31, 1996 the accrued partnership management fees totalled $9,061,934. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale of refinancing proceeds from Operating Partnership's which will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Capital Resources
- -----------------
    The Partnership offered BACs in a public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,517 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7, 9 through 12 and 14 of the Partnership.

    Offers and sales of BACs in Series 7, 9 through 12, and 14 of the Partnership were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

    (Series 7). The Partnership commenced offering BACs in Series 7 on November 14, 1989. As of March 31, 1996, the Partnership had received and accepted subscriptions for $10,361,000, representing 1,036,100 BACs from investors admitted as BAC Holders in Series 7. Offers and sales of BACs in Series 7 were completed and the last of the BACs in Series 7 were issued by the Partnership on December 29, 1989.

    As of March 31, 1996 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651. The Partnership has completed payment of all installments of its capital contributions to all Operating Partnerships. Series 7 net offering proceeds in the amount of $4,874 remains in working capital.




    (Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. As of March 31, 1996, the Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC Holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

    During the fiscal year ended March 31, 1996, the Partnership used
$124,017 of Series 9 net offering proceeds to pay installments of its capital contributions to two Operating Partnerships. As of March 31, 1996 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to 53 of the 55 Operating Partnerships. Series 9 net offering proceeds in the amount of $658,264 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

    (Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. As of March 31, 1996, the Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

    During the fiscal year ended March 31, 1996, the Partnership used
$10,014 of Series 10 net offering proceeds to pay installments of its capital contributions to one Operating Partnership. As of March 31, 1996 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 46 Operating Partnerships in an aggregate amount of $18,555,455. The Partnership has completed payment of all installments of its capital contributions to all of the Operating Partnerships. Series 10 net offering proceeds in the amount of $152,625 remains in working capital.

    (Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. As of March 31, 1996, the Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

      As of March 31, 1996 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372, and the Partnership had completed payment of all installments of its capital contributions to 37 of the 40 Operating Partnerships. Series 11 net offering proceeds in the amount of $233,619 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

    (Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. As of March 31, 1996, the Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

     As of March 31, 1996 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179, and the Partnership had completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships. Series 12 net offering proceeds in the amount of $167,568 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in Working Capital.














    (Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. As of March 31, 1996, the Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

    During the fiscal year ended March 31, 1996, the Partnership used
$634,903 of Series 14 net offering proceeds to pay additional installments of its capital contributions to three Operating Partnerships. As of March 31, 1996 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328, and the Partnership had completed payment of all installments of its capital contributions to 78 of the 101 Operating Partnerships. Series 14 net offering proceeds in the amount of $645,336 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

Results of Operations
- ---------------------
    The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee incurred for the fiscal years ended March 31, 1996 and 1995 was $2,356,546, and $2,296,889, respectively. The amount is anticipated to decrease in subsequent fiscal years as the Operating Partnerships begin to pay annual partnership management fees and reporting fees to the Partnership.

    In all series, the tax credits provided to the investors from the tax years ended December 31, 1994 to December 31, 1995 either increased or were consistent with the prior year. The increase is due to properties completing construction during the fiscal year March 31, 1996 and others reaching stabilized operations. The Partnership expects the stream of tax credits to level off within the next year as the properties in all series reach stabilized operations and generate credits as projected.

    The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

    (Series 7). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 100%.

     For the tax years ended December 31, 1995 and 1994, the series, in total, generated $838,164 and $938,005, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.20 per year for 1995 and 1994 in tax credits per BAC to the investors.


    For the years ended December 31, 1995 and 1994 Series 7 reflects a net loss from Operating Partnerships of $292,522 and $228,278, respectively, adjusted for depreciation which is a non cash item.

    (Series 9). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 55 properties as of March 31, 1996, of which 52 were at 100% qualified occupancy.

    For the tax years ended December 31, 1995 and 1994, the series, in total, generated $4,666,369 and $3,531,554, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.37 and $1.33, respectively, in tax credits per BAC to the investors.

    For the years ended December 31, 1995 and 1994 Series 9 reflects net income from Operating Partnerships of $620,121 and $357,358, respectively, adjusted for depreciation which is a non cash item.

    (Series 10). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.7% and 100%, respectively. The series had a total of 46 properties at March 31, 1996, of which 42 were at 100% qualified occupancy.

    For the tax years ended December 31, 1995 and 1994, the series, in total, generated $1,744,865 and $1,876,654, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 and $1.45, respectively, in tax credits per BAC to the investors.

    For the years ended December 31, 1995 and 1994 Series 10 reflects net income from Operating Partnerships of $1,034,996 and $939,447, respectively, adjusted for depreciation which is a non cash item.

    (Series 11). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at March 31, 1996, all of which were at 100% qualified occupancy.

    For the tax years ended December 31, 1995 and 1994, the series, in total, generated $1,666,030 and $1,958,527, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.32 per year for 1995 and 1994 in tax credits per BAC to the investors.

    For the years ended December 31, 1995 and 1994 Series 11 reflects net income from Operating Partnerships of $962,926 and $856,731, respectively, adjusted for depreciation which is a non cash item.

    (Series 12). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 53 properties at March 31, 1996, all of which were at 100% qualified occupancy.




    For the tax years ended December 31, 1995 and 1994, the series, in total, generated $2,468,406 and $2,314,438, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 and $1.41, respectively, in tax credit per BAC to the investors.

    For the years ended December 31, 1995 and 1994 Series 12 reflects net income from Operating Partnerships of $495,173 and $487,674, respectively, adjusted for depreciation which is a non cash item.

    (Series 14). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 101 properties at March 31, 1996. Out of the total, 97 were at 100% qualified occupancy.

    For the tax years ended December 31, 1995 and 1994, the series, in total, generated $4,330,709 and $4,742,131 respectively, in passive income tax losses that were passed through to the investors, and also provided $1.42 and $1.38, respectively, in tax credits per BAC to the investors.

    For the years ended December 31, 1995 and 1994 Series 14 reflects net income from Operating Partnerships of $729,866 and $611,812, respectively, adjusted for depreciation which is a non cash item.

    Recent Accounting Statements Not Yet Adopted
    --------------------------------------------
     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is contained in Part IV, Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III
                                   --------

Item 10.    Directors and Executive Officers of the Registrant

    (a), (b), (c), (d) and (e)

    The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

Herbert F. Collins, age 65, is co-founder and Chairman of the Board of Boston Capital Partners, Inc. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England which is part of the Federal Home Loan Bank System. Mr. Collins is co-founder and serves as Chairman-Emeritus of the Council for Rural Housing and Development, a 300-member organization including 14 state associations formed to encourage the development of rural housing nationwide. He serves as Chairman of the Massachusetts Housing Policy Commission, created by the Governor of the Commonwealth of Massachusetts and the Secretary of the Executive Office of Communities & Development, to assess the current status and recommend future housing policy for the Commonwealth. Additionally, he serves as a Member of the Board of Directors, of the Metropolitan Boston Housing Partnership, an organization dedicated to the renewal of housing through rehabilitation and community involvement. He served on the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In addition, Mr. Collins is a past director of the National Leased Housing Association, past chairman of the Rural Development Committee, and is a member of the National Rural Housing Council. Currently, Mr. Collins is a Board member of the National Housing Conference. Prior to co-founding Boston Capital, Mr. Collins served as Vice President and Director of Marketing at ECS Corporation and the Advanced Research Corporation, and was the Product Marketing Manager at Raytheon Corporation. Mr. Collins graduated from Harvard College and attended the Advanced Management Program, Harbridge House, Boston.

John P. Manning, age 47, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. Mr. Manning is Chairman of the Affordable Housing Tax Credit Coalition and is member of the Board of Directors of the National Leased Housing Association, two Washington, D.C.-based organizations. He also serves on the Board of Advisors for the Housing Development Reporter. He served as a Member of the Massachusetts Housing Policy Commission, Executive Office of Communities & Development, appointed by the Governor of the Commonwealth of Massachusetts. He was named by U.S. Senate Majority Leader George Mitchell to the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In similar capacities, Mr. Manning has been asked by the U.S. House Ways and Means Committee and by the U.S. Senate Finance Committee to represent the affordable housing industry as an expert on the efficacy of the low income housing tax credit and its effect on capital markets and the economy. Prior to co-founding Boston Capital in 1974, Mr. Manning was the
                                    42


Eastern Regional Vice President of Western Diversified Equities, a Beverly Hills-based real estate development firm, and was an Investment Manager at the Industrial National Bank in Providence. In 1995, President Clinton appointed Mr. Manning a Member of the Advisory Committee on the Arts (John F. Kennedy Center for the Performing Arts). Mr. Manning graduated from Boston College.

Richard J. DeAgazio, age 51, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also serves on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

Christopher W. Collins, age 41, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

Anthony A. Nickas, age 35, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over twelve years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.


    (f)     Involvement in certain legal proceedings.

            None.

    (g)     Promoters and control persons.

            None.

Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1996 fiscal year:

    1. An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been paid or accrued as payable to Boston Capital Communications Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 1996 was $2,509,458. Accrued fees are payable without interest as sufficient funds become available.

    2. The Partnership has reimbursed an affiliate of the General Partner a total of $84,931 for amounts charged to operations during the year ended March 31, 1996. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

    (a)     Security ownership of certain beneficial owners.

    As of March 31, 1996, 18,679,738 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

    (b)     Security ownership of management.

    The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Partnership. The Partnership's response to Item 12(a) is incorporated herein by reference.

    (c)     Changes in control.

    There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

Item 13.    Certain Relationships and Related Transactions

    (a)     Transactions with management and others.




                                    43


    The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and Fees", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1993 through March 31, 1996.

    (b)     Certain business relationships.

    The Partnership response to Item 13(a) is incorporated herein by reference.

    (c)     Indebtedness of management.

            None.

    (d)     Transactions with promoters.

            Not applicable.

                                   PART IV
                                   -------
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

    (a) 1 and 2.     Financial Statements and Financial Statement
                     Schedules

    Independent Auditors' Report

    Balance Sheets, March 31, 1996 and 1995

    Statement of Operations, Years ended March 31, 1996, 1995, and
    1994.

    Statements of Changes in Partners' Capital, Years ended March
    31, 1996, 1995 and 1994.

    Statements of Cash Flows, Years ended March 31, 1996, 1995 and
    1994.

    Notes to Financial Statements, March 31, 1996, 1995 and
    1994.

    Schedule III - Real Estate and Accumulated Depreciation

    Notes to Schedule III

    Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

    (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

        Exhibit No. 3 - Organization Documents.

        a. Certificate of Limited Partnership of Boston Capital Tax Credit Fund II Limited Partnership. (Incorporated by reference from Exhibit 3 to the Partnership's Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)









                                    45


        Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

        a. Agreement of Limited Partnership of Boston Capital Tax Credit Fund II Limited Partnership. (Incorporated by reference from Exhibit 4 to the Partnership's Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)

        Exhibit No. 10 - Material contracts.

        a. Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Partnership's Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)

        Exhibit No. 28 - Additional exhibits

    (b) Reports on Form 8-K
        -------------------

    (c) Exhibits
        --------
    The list of exhibits required by Item 601 of Regulation S-K is included in Item (a)(3).

    (d) Financial Statement Schedules
        -----------------------------
    See Item (a) 1 and 2 above.

    (e) Independent Auditors' Reports for Operating Limited
        Partnerships.
        ---------------------------------------------------

                                  SIGNATURES
                                  ----------
    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Boston Capital Tax Credit Fund II
                      Limited Partnership

                      By:        Boston Capital Associates II
                                 Limited Partnership, General
                                 Partner

                      By:        Boston Capital Associates



Date:  July 15, 1996                 By:  /s/ John P. Manning
                                          -------------------
                                          John P. Manning



                                     By:  /s/ Herbert F. Collins
                                          ----------------------
                                          Herbert F. Collins

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:  July 15, 1996      SIGNATURE:                           TITLE:
                                                         General Partner and
                                 /s/ John P. Manning     Principal Executive
                                 -------------------     Officer, Principal
                                 John P. Manning         Financial Officer and
                                                         Principal Accounting
                                                         Officer of Boston
                                                         Capital Associates

                                                         General Partner and
                                 /s/ Herbert F. Collins  Principal Executive
                                 ---------------------   Officer, Principal
                                 Herbert F. Collins      Financial Officer and
                                                         Principal Accounting
                                                         Officer of Boston
                                                         Capital Associates

                         FINANCIAL STATEMENTS AND
                       INDEPENDENT AUDITORS' REPORT

                         BOSTON CAPITAL TAX CREDIT
                       FUND II LIMITED PARTNERSHIP -
                      SERIES 7, 9 THROUGH 12, AND 14

                          MARCH 31, 1996 AND 1995
           Boston Capital Tax Credit Fund II Limited Partnership
                       Series 7,9 through 12, and 14

                             TABLE OF CONTENTS





                                                                 PAGE


INDEPENDENT AUDITORS' REPORT                                      F-3


FINANCIAL STATEMENTS


         BALANCE SHEETS                                           F-5


         STATEMENTS OF OPERATIONS                                 F-12


         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL               F-19


         STATEMENTS OF CASH FLOWS                                 F-23


         NOTES TO FINANCIAL STATEMENTS                            F-37


SCHEDULE III - REAL ESTATE AND ACCUMULATED
  DEPRECIATION                                                    F-67

NOTES TO SCHEDULE III


















Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.
                    Reznick Fedder & Silverman
         Certified Public Accountants * Business Consultants
                    A Professional Corporation

   4520 East-West Highway * Suite 300 * Bethesda, MD  20814-3319
               (301) 652-9100 * Fax (301) 652-1848


                   INDEPENDENT AUDITORS' REPORT

To the Partners
Boston Capital Tax Credit Fund II
  Limited Partnership

       We have audited the accompanying balance sheets of Boston Capital
Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows, for the total partnership and for each of the series, for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund II Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 1996 and 1995 for Series 7, Series 9 through 12 and Series 14, and the limited partnership loss for each of the three years in the period ended March 31, 1996 for Series 7, Series 9 through 12, and Series 14: Total, 30% and 28% of the assets and 21%, 33% and 35% of the partnership loss; Series 7, 24% and 30% of the assets and 17%, 24% and 26% of the partnership loss; Series 9, 37% and 27% of the assets and 21%, 32% and 38% of the partnership loss; Series 10, 27% and 26% of the assets and 5%, 40% and 38% of the partnership loss; Series 11, 29% and 35% of the assets and 31%, 35% and 35% of the partnership loss; Series 12, 32% and 22% of the assets and 28%, 28% and 36% of the partnership loss; and Series 14, 28% and 30% of the assets and 20%, 34% and 36% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements of each series. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

            In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.
                              F-3


       We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund II Limited Partnership Series 7, Series 9 through 12, and Series 14 as of March 31, 1996. In our opinion, the schedule presents fairly, the information required to be set forth therein, in conformity with generally accepted accounting principles.






Bethesda, Maryland
June 28, 1996

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 2, 1996
INDEPENDENT AUDFTOR'S REPORT


Partners
BRIARWOOD APARTMENTS, LP.
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting Principles




Howe and Associates
HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 3, 1996

INDEPENDENT AUDITOR'S REPORT

Partners
BUCKNER PROPERTIES, LP.


Re: For the Years Ended December 31, 1994 and December 31, 1995


We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




Howe and Associates, PC

MCGLADREY&PULLEN, LLP
Certified Public Accountants and Consultants


INDEPENDENT AUDITOR'S REPORT


To the Partners
Deer Hill II Limited Partnership
Greensboro, North Carolina


We have audited the accompanying balance sheets of Deer Hill II Limited Partnership as of December 3 1, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Hill II Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996 on our consideration of Deer Hill II Limited Partnership's internal control structure and a report dated January 23, 1996 on its compliance with laws and regulations.


McGladrey & Pyllen, LLP


Greensboro, North Carolina
January 23, 1996

HARN & ROWE
Certified Public Accountants

2255 Morello Avenue
Suite 209
Pleasant Hill, CA 94523
(510) 686-5550 - Fax (510) 686-581


INDEPENDENT AUDITORS' REPORT



To the Partners
King City Elderly Housing Associates
(a California Limited Partnership)
Salinas, California


We have audited the accompanying balance sheet of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1995 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




March 21, 1996

HOWE AND ASSOCIATES
CERTIFIED PUBUC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 23, 1996

INDEPENDENT AUDITORS REPORT


Partners
LEBANON PROPERTIES II, LP


Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates

HOWE AND ASSOCIATES
CERTIFIED PUBUC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 15, 1996

INDEPENDENT AUDITOR'S REPORT


Partners
OAK GROVE ESTATES, LP.


Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates

DULIN, WARD & DEWALD, Inc.
Certified Public Accountants

Offices Located in Fort Wayne and Marion, Indiana

Michael R. DeWald
Robert F. Meyer
James R. Doty
J. Nelson Coats
Michael J. O'Brien
Jeff A. Taner
Mark S. Westerhausen

James E. Hindle, Jr.(1949 - 1994)

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Oakview Limited (A Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Oakview Limited (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the US. Department of Agriculture, Farmers Home Administration "Audit Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Audit Standards, we have also issued a report dated January 19, 1996 on our consideration of Oakview Limited's internal control structure and a report dated January 19, 1996 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying expense analysis is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Fort Wayne, Indiana
January 19, 1996


page 2

DULIN, WARD & DEWALD, Inc.
Certified Public Accountants

Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.

1610 Spy Run Avenue, Fort Wayne, Indiana 46805
219-423-2414 / 800-232-8913
219-423-2419(Fax)

DUBLIN, WARD & DEWALD, INC.
Certified Public Accountants

Offices Located in Fort Wayne and Marion, Indiana

Michael R. DeWald
Robert F Meyer
James R. Doty
J. Nelson Coats
Michael J. O'Brien
Jeff A. Taner
Mark S. Westerhausen

James E. Hindle, Jr. (1949-1994)

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Oakview Limited
(A Limited Partnership)
Coruma, Indiana

We have audited the accompanying balance sheets of Oakview Limited (A Limited Partnership) as of December 31, 1993 and 1992, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Fort Wayne, Indiana
January 20, 1994

Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.
1610 Spy Run Avenue, Fort Wayne, Indiana 46805
219-423-2414/800-232-8913      219-423-2419(fax)


McGLADREY&PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT


To the Partners
Westwood Square Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Westwood Square Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are financial of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Square Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996 on our consideration of Westwood Square Limited Partnership's internal control structure and a report dated January 23, 1996 on its compliance with laws and regulations.





Greensboro, North Carolina
January 23, 1996

HOWE AND ASSOCIATES, PC
CERTIFIED PUBUC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 14, 1996


INDEPENDENT AUDITOR'S REPORT



Partners
WINFIELD PROPERTIES 11, LP.

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC
KEVIN P. MARTIN & ASSOCIATES, P.C.
Certified Public Accountants

KEVIN P. MARTIN, CPA             SOUTHSHORE EXECUTIVE PARK
J. THOMAS HURLEY, CPA, MST       TEN FORBES WEST
KEVIN P. MARTIN JR. CPA. MST     BRAINTREE, MA 02184-2696

KENNETH J. DAVIN, CPA            TELEPHONE (617) 380-3520
GARRETT H. DALTON III. CPA, MBA  FACSIMILE (617) 380-7836

To the Partners of:
Metropole Apartments Associates, Ltd.
Boston, Massachusetts 02210


Independent Auditors' Report

We have audited the accompanying balance sheets of Metropole Apartments Associates, Ltd. (A Florida Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners I equity (deficit) and cash f lows f or the years then ended. These financial statements are the responsibility of the Metropole Apartments Associates,, Ltd. Is management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller
General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropole Apartments Associates, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information in Exhibit 'IF" is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Braintree, Massachusetts
February 23, 1995
HARN & ROWE
Certified Public Accountants
2255 Morello Avenue
Suite 209
Pleasant Hill, CA 94523

INDEPENDENT AUDITORS' REPORT

To the Partners
King City Elderly Housing Associates
(a California Limited Partnership)
Salinas, California

We have audited the accompanying balance sheet of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1994 and the related statements of income, partners; equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



HARN & ROWE
April 20, 1995

HARN & ROWE
Certified Public Accountants
2255 Morello Avenue
Suite 209
Pleasant Hill, CA 94523

INDEPENDENT AUDITORS; REPORT

To the Partners
King City Elderly Housing Associates
(a California Limited Partnership)
Salinas, California

We have audited the accompanying balance sheet of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1993 and the related statements of income, partners; equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


HARN & ROWE
March 28, 1994

Ziner & Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Partners of
438 Warren Street Limited Partnership


We have audited the accompanying balance sheets of 438 Warren Street Limited Partnership (a Massachusetts limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 438 Warren Street Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, its changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.





January 12, 1995







7  WINTHROP  SQUARE BOSTON, MASSACHUSETTS 02110-1256 Phone (617) 542-8880 Fax
(617) 542-8715

JOHN G. BURK AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION

56 COURT STREET
P.O. BOX 705
KEENE, NEW HAMPSHIRE 03431
(603) 357-4882



To the Partners of
Beaver Brook Housing Associates Limited Partnership



Independent Auditors' Report


We have audited the accompanying balance sheets of Beaver Brook Housing Associates (a Limited Partnership) (Case No. 34-06-020424443) as of December 31, 1995 and 1994, and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An au@it also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaver Brook Housing Associates Limited Partnership at December 31, 1995 and 1994, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 1996 on our consideration of Beaver Brook Housing Associates' internal control structure and a report dated January 18, 1996 on its compliance with laws and regulations.




January 18, 1996

DAVID G. PELLICCIONE, C.P.A., P. C.

POST OFFICE BOX 1
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST LIBERTY STREET
SAVANNAH, GEORGIA 31401
TELEPHONE (912) 234-199
FAX (912) 234-0139


INDEPENDENT AUDITORS' REPORT


To The Partners
Blakely Properties Limited Partnership

We have audited the accompanying balance sheets of BLAKELY PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the elated statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLAKELY PROPERTIES LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BLAKELY PROPERTIES LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of' BLAKELY PROPERTIES LIMITED PARTNERSHIP, taken as a whole.

Savannah, Georgia
February 24, 1995

WILLIAM JEFFERSON COLE, C.P.A.        COLE,EVANS & PETERSON
A. WILLIAM PETERSON,C.P.A.            CERTIFIED PUBLIC ACCOUNTANTS
CAROL T. BARNES, C.P A.
C. WILLIAM GERARDY, JR.,C.P.A.        Fifth floor Travis Place
BARRY S. SHIPP, C.P.A.                Post Office Drawer 1768
STEVEN W. HEDGEPETH, C.P.A .          Shreveport, Louisiana 7166-1768
STEVEN R. BAYER.C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. OURR, C.P.A. R.            January 22, 1996
STEPHEN TILLEY, C.P.A.
BAILEY B. BAYNHAM.  C.P.A.

JOHN A. CA5KEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
DEBORAH N. SHIVERS, C.P.A.
JUDY E. MONCRI EF, C.P.A.
ANNE-MARIE COLE CAIN,C.P.A.
TIMOTHY W. BORST, C. P.A.
RAYNELLE H.THOMPSON,C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC 0. SMITH, C.P.A.
PETER R. MOORE, C. P. A.

Telephone (318) 222-8367
TELECOPIER(318) 425-4101


INDEPENDENT AUDITORS' REPORT

To the Partners
Blanco Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Blanco Seniors Apartments. Ltd. at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blanco Seniors Apartments, Ltd. at December 31, 1995 and December 31, 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Cole, Evans & Peterson

WILLIAM JEFFERSON COLE,C.P.A.         COLE, EVANS & PETERSON
A.WILLIAM PETERSON,C.P.A.             Certified Public Accountants
CAROL T. BARNES, C.P.A.
C.WILLIAM GERARDY,JR.,C.P.A.          Fifth Floor Travis Place
BARRY S. SHIPP, C.P.A.                Post Office Drawer 1768
STEVEN W. GEPETH, C.P.A.              Shreveport, Louisiana 71166-1768
STEVEN R. BAYER, C. P. A.
GWENDOLYN H. HARJU, C.P.A.            March 11, 1994
TIMOTHY R. DURR,C.P.A.
R.STEPHEN TILLEY,C.P.A.
SAILEY S. BAYNHAM, C.P.A.

JOHN A.CASKEY.C.P.A.
ROBERT A.BUSBY,C.P.A.
JUDY F. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN,C.P.A.
TIMOTHY W. BORST,C.P.A.
RAYNELLE H. THOMPSON, C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC 0. SMITH,C.P.A.
PETER R. MOORE, C.P.A.
DAVID W. BULLOCK, C.P.A.


INDEPENDENT AUDITORS' REPORT


To the Partners
Blanco Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheet of Blanco Seniors Apartments, Ltd. at December 31, 1993. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Blanco Seniors Apartments, Ltd. at December 31, 1993 in conformity with generally accepted accounting principles.

Cole, Evans & Peterson

DAVID G. PELLICCIONE, C.P.A., P. C.
POST OFFICE BOX 1
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST LIBERTY STREET                        TELEPHONE (912) 234-1999
SAVANNAH, GEORGIA 31401                          FAX (912) 234-0139

MEMBER OF
AMERICAN INSTITUTE OF CPAs
GEORGIA SOCIETY OF CPAs



INDEPENDENT AUDITORS' REPORT




To The Partners
Bloomingdale Properties Limited Partnership


We have audited the accompanying balance sheets of BLOOMINGDALE PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLOOMINGDALE PROPERTIES LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BLOOMINGDALE PROPERTIES LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BLOOMINGDALE PROPERTIES LIMITED PARTNERSHIP, taken as a whole.



Savannah, Georgia
February 24, 1995

DUBLIN, WARD & DEWALD, INC.
Certified Public Accountants

Offices Located in Fort Wayne and Marion, Indiana

Michael R. DeWald
Robert F. Meyer
James R. Doty
J. Nelson Coats
Michael J. O'Brien
Jeff A.Taner
Mark S. Westerhausen
James E. Hindle, Jr. (1949-1994)


INDEPENDENT AUDITOR'S REPORT


To the Partners of
Brooklyn Limited (An Indiana Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Audit Standards, issued by the Comptroller General of the United States, and the U.S. Department t of Agriculture, Farmers Home Administration "Audit Program" Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of Brooklyn Limited's internal control structure and a report dated January 19, 1996 on its compliance with laws and regulations.

DUBLIN, WARD & DEWALD, INC.
Certified Public Accountants
page 2


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page
9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Fort Wayne, Indiana
January 19, 1996

Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.

DUBLIN, WARD & DEWALD, INC.
Certified Public Accountants

Michael R. DeWald
Robert F. Meyer
James R. Doty
J. Nelson Coats
Michael J. O'Brien
Jeff A. Taner
Mark S. Westerhausen
James E. Hindle, Jr. (1949-1994)

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Brooklyn Limited (An Indiana
Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1993 and 1992, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. 'Me supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Wayne, Indiana
January 20, 1994

MARY K. FLEGAL
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To the Partners
Fawn River Apartments

I have audited the accompanying balance sheets of Fawn River Apartments (a partnership) Project #26-078-382856293 as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Project's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and standards for financial and compliance audits contained in the Standards for Audit of Governmental Organizations, Programs, Activities and Functions, issued by the U.S. General Accounting Office. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The financial statements include only the assets, liabilities and operations of Fawn River Apartments Project #26-078-382856293 and do not include any other assets, liabilities or operations of the Partnership.

In my opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' deficit of Fawn River Apartments Project #26-078-382856293 as of December 31, 1995 and 1994, and its operations, partners' deficit and cash flows for the years ended December 31, 1995 and 1994.



Mary K. Flegal



January 24, 1996

SMITH, MILES & COMPANY, LC.
CERTIFIED PUBLIC ACCOUNTANTS
1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
(904) 785-0261

INDEPENDENT AUDITORS' REPORT

To the Partners
Fountain Green Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., FMHA Project No: 09-46-592948719, as of December 31, 1994 and 1993, and the related statements of operations, partners% equity and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Panama City, Florida
January 25, 1995

JAMES KNUTZEN & ASSOCIATES, C.P.A.'s, PA
SUITE 230
3100 UNIVERSITY BOULEVARD SOUTH
JACKSONVILLE, FLORIDA 32216
(904) 725-5832 FAX (904) 727-6835

James Knutzen.  C.P.A., M.B.A.
Christina E. Gibson.  C.P.A.
Raja lyer, C.P.A.
Gregory Korn, C.P.A.
Todd Middlemas, C.P.A.
Wilson Trammell, C.P.A.

MEMBER OF AMERICAN AND FLORIDA
INSTITUTES OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
Garden Lake of Immokalee, Ltd.

We have audited the accompanying balance sheets of Garden Lake of Immokalee, Ltd. (a Florida Limited Partnership), FMHA Project No.:09-11-592909207 as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Lake of Immokalee, Ltd. (a Florida Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

JAMES KNUTZEN &ASSOCIATES
C.P.A.'s, PA


To the Partners of
Garden Lake of Immokalee, Ltd.
Page Two

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of Garden Lake of Immokalee, Ltd.'s internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14
- - 18 is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



James Knutzen & Associates, C.P.A.'s, P.A.
Jacksonville, Florida
February 15, 1996

BOWMAN & COMPANY, LLP
Certified Public Accountants

TELEPHONE: 209/473-1040
LODI: 209/333-0540
FAX: 209/473-9771
2431 WEST MARCH LANE
SUITE 100
STOCKTON, CALIFORNIA 95207-6598

TAYLOR M. WELZ
HERBERT H. BOWMAN
BRUCE C. BENTZ
TAYLOR M. WELTZ
KATHLEEN D. O'BRIEN
GARY R. DANNIEL
DANNIEL E. PHELPS

MEMBER OF AICPA DIVISION OF FIRMS
Private companies Practice section


To the Partners
Glennwood Hotel Investors
(A California Limited Partnership)
Sacramento, California

We have audited the accompanying balance sheets of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1995 and 1 994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Stockton, California
January 23, 1 996

OSCAR N.  HARRIS & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

OSCAR N. HARRIS, C.P.A
SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A.
MARLA L. TART, C.P.A.
DARLENE LANGSTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

Members: American Institute of Certified Public Accountants
North Carolina Association Of Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners of
Grifton Housing Associates, A NC Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Grifton Housing Associates, A NC Limited Partnership as of December 31, 1995 and 1994, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards (1988 Revision) issued by the Comptroller General of the United States, and the audit programs provided by the U.S. Department of Agriculture-Farmers Home Administration (December 1989 Revision) issued by the office of Inspector General. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grifton Housing Associates, A NC Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule 11111 on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
February 15, 1996

LOUIS YOUNG C.P.A. INC.                      LOUIS YOUNG, CPA
                                             JASON LIAO, CPA
2630 E. ASHLAN, FRESNO, CALIFORNIA 93726
(209) 224-5141

INDEPENDENT AUDITOR'S REPORT

The Partners
Hacienda Villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital and cash flows f or the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Louis Young CPA Inc.

Fresno, California
February 15, 1996

GTNunez & associates
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners                        Rural Economic & Community Development
Haines City Apartments, Ltd.          1137 Old 441, Suite 2
Haines City, Florida                  Mt. Dora, Florida



We have audited the accompanying statement of financial position of Haines City Apartments, Ltd., A Limited Partnership, FmHA project No. 09-053-592863437, as of December 31, 1995, and the related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Haines City Apartments, Ltd. as of December 31, 1994, were audited by other auditors whose report dated January 14, 1995, expressed as unqualified opinion of those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines City Apartments, Ltd., A Limited Partnership, at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of Haines City Apartments, Ltd., internal control structure and a report dated January 26, 1996 on its compliance with laws and regulations.


January 26, 1996

713 Jones Avenue, Haines City, FL 33844
TEL: (941) 422-4861 FAX: (941) 421-9839

McGEE & Associates, P.C.
Certified Public Accountants

Independent Auditors' Report

To the Partners
Kristin Park Apartments, Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Kristin Park Apartments, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller
General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kristin Park Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 1996, on our consideration of the Partnership's internal control structure and a report dated January 18, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Kristin Park Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



January 18, 1996
Farmington, New Mexico

BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS

100 Middle Street / P.O. Box I 100, Portland, Maine 04104-1100 / (207) 775-2387 FAX (207) 774-2375


INDEPENDENT AUDITORS' REPORT

The Partners
Longmeadow Housing Associates

We have audited the accompanying balance sheets of Longmeadow Housing Associates, a limited partnership, RECD Case No. 23-013-010439880, as of December 31, 1995 and 1994, and the related statements of operations and partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards (1994 Revision) issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longmeadow Housing Associates, a limited partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 15 and 16 is presented solely for the use of Rural Economic and Community Development and is not a required part of the basic financial statements. This supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Offices in: Bangor, Maine   Portland, Maine     Lebanon, New Hampshire
Manchester, New Hampshire

The Partners
Longmeadow Housing Associates
page 2

In accordance with Government Auditing Standards, we have issued reports dated January 19, 1996, on our considerations of Longmeadow Housing Associates' internal control structure and its compliance with laws and regulations.



Portland, Maine
January 19, 1996

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Meadow Run Limited Partnership


We have audited the accompanying balance sheets of Meadow Run Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in inion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



David C.  Moja, C.P.A., P.C.

March 11, 1996
Savannah, Georgia

TOSKI, SCHAEFER & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
555 INTERNATIONAL DRIVE
WILLIAMSVILLE, NEW YORK 14221
TELEPHONE (716) 634-0700
FAX 1716) 634-0764


INDEPENDENT AUDITOR'S REPORT



The Partners
Newfane Senior Limited Partnership:


We have audited the accompanying balance sheets of Newfane senior Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newfane Senior Limited Partnership as of December 31, 1995 and 1994 and the results of its operations, changes in partners, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Williamsville, New York
January 13, 1996

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009 * Dunn, North Carolina 28335 * (910) 892-6001
P.O. Box 1568 * Lillington, North Carolina 27546 * (910) 893-6026
Russell W. Bradley, CPA
Larry D. Snipes, CPA.
Alton R. Gower, Jr., CPA


The Partners
Old Stage Road Associates Limited Partnership
Fayetteville, NC

Gentlemen:

We have audited the accompanying balance sheets of Old Stage Road Associates Limited Partnership, Fayetteville, North Carolina (a North Carolina limited partnership), FMHA Project No.: 38-078-561645244, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Old Stage Road Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller
General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Stage Road Associates Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Respectfully submitted,
Bradley, Snipes, Gower & Associates, P. A.



Dunn, North Carolina
January 26, 1996

WILLIAM JEFFERSON COLE,C.P.A.       COLE, EVANS & PETERSON
A,WILLIAM PETERSON,C.PA.            CERTIFIED PUBLIC ACCOUNTANTS
CAROL T. BARNES, C.P.A.             Fifth floor Travis Place
C, WILLIAM GERARDY, JR.,C.P. A.     Post office Drawer 1768
BARRY S. SHIPP, C.P.A.              Shreveport, Louisiana 71166-1768
STEVEN W. HEDGEPETH, C.P.A.
STEVEN R. BAYER, C.P A.             January 23, 1996
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. OURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY S. SAYNHAM, C.P.A.

JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C. P, A.
DEBORAH N. SHIVERS, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN,C.P.A.
TIMOTHY W. BORST, C. P.A.
RAYNELLE H. THOMPSON, C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C. P A.

TELEPHONE (318) 222-8367
TELECOPIER (318) 425-4101


INDEPENDENT AUDITORS' REPORT


To the Partners
Pleasanton, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Pleasanton, Ltd. at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasanton, Ltd. at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Cole, Evans & Peterson

OTIS, ATWELL & TIMBERLAKE
Professional Association

Certified Public Accountants
James C. Otis, CPA., CFP                    980 Forest Avenue
Stephen W AtwelL CPA.                       Portland, Maine 04103
Fred I. Tunberlake, C.PA.                   (207) 797-0990
Bruce E. Fritzson, CPA.                     FAX (207) 797-8618
Thomas J. Gioia, CPA.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Putney First Limited Partnership

We have audited the accompanying balance sheets of Putney First Limited Partnership, RECD Case No. 53-013-010451705, as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Putney First Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996 on our consideration of Putney First Limited Partnership's internal control structure and a report dated January 30, 1996 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on page 13 is presented solely for the use of Rural Economic and Community Development and is not a required part of the basic financial statements. The additional information presented on page 13 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Certified Public Accountants


January 30, 1996
Portland, Maine

THOERNER & TOMA
CERTIFIED PUBLIC ACCOUNTANTS

17752 MITCHELL NORTH - SUITE D
IRVINE CA 927144802
TEL (714) 863-9900
FAX (714) 863-9926

INDEPENDENT AUDITORS' REPORT

To the Partners
Raitt Street Apartments,
A California Limited Partnership
Santa Ana, CA

We have audited the accompanying balance sheet of Raitt Street Apartments, A California Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 6 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




April 4, 1996

THOERNER & TOMA
CERTIFIED PUBLIC ACCOUNTANTS

17752 MITCHELL NORTH - SUITE D
IRVINE CA 92714-6802
TEL (714) 863-9900
FAX (714) 863-9926


INDEPENDENT AUDITORS' REPORT

To the Partners
Raitt Street Apartments,
A California Limited Partnership
Santa Ana, CA

We have audited the accompanying balance sheet of Raitt Street Apartments, A California Limited Partnership as of December 31, 1994, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 6 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



March 22, 1995

Virchow, Krause & Company, LLP
Certified Public Accountants & Consultants

INDEPENDENT AUDITORS' REPORT


To the Partners
School Street Limited Partnership II
Madison, Wisconsin


We have audited the accompanying balance sheet of School Street Limited Partnership II as of December 31, 1995, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership 11 as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information found on page 12, included in the report, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

To the Partners
School Street Limited Partnership II


The financial statements of School Street Limited Partnership 11 for the year ended December 31, 1994 were audited by other accountants, whose report dated January 24, 1995 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

VIRCHOW, KRAUSE & COMPANY, LLP



Madison, Wisconsin
January 18, 1996

BENDER WELTMAN, THOMAS & CO.

Certified Public Accountants

12655 Olive Blvd. Suite 235
St. Louis, Missouri 63141
(314) 576-1350  Fax (314) 576-9650

William J. Bender
Joel W. Welthan
James E. Thomas
Gerald D. Magruder

INDEPENDENT AUDITORS' REPORT

To the Partners
South Paris Heights Associates
(A Limited Partnership)


We have audited the accompanying balance sheets of South Paris Heights Associates (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Paris Heights Associates (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Bender, Welthan, Thomas & Co., CPAs
January 25, 1996

BAKER, NEWMAN & NOYES Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Partners
South Paris Heights Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of South Paris Heights Associates (A limited Partnership) as of December 31, 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with generally accepted standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Paris Heights Associates (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16,1996 on our consideration of the internal control structure of the Partnership and a report dated February 16, 1996 on its compliance with laws and regulations.

To the Partners
South Paris Heights Associates
(A Limited Partnership)
Page Two


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. Part I of the Multiple Family Housing Borrower Balance Sheet, Form FMHA 1930-8 and Column 2 (Actual), Parts 1, II and III of the Multiple Family Housing Project Budget, Form FMHA 1930-7, have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole. We have not audited Parts IV, V, and VI, and Columns 1 and 3 (Current Budget and Proposed Budget) of Parts 1, II and III of Form FMHA 1930-7, and, accordingly, express no opinion thereon.




February 16, 1996
Limited Liability Company

TOSKI, SCHAEFER & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
555 INTERNATIONAL DRIVE
WILLIAMSVILLE, NEW YORK 14221

TELEPHONE (716) 634-0700
FAX (716) 634-0764

INDEPENDENT AUDITOR'S REPORT


The Partners
Southwestern Limited Partnership:


We have audited the accompanying balance sheets of Southwestern Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Limited Partnership as of December 31, 1995 and 1994 and the results of its operations, changes in partners, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 12, 1995 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Williamsville, New York
January 12, 1996

CHRISTENSEN, RUCKI & CO.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801

John P. Craff, C.P.A. 1922-1974
J. Gordon Macallster, C.P.A. 1916-1975
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C.P.A.

Telephone Sherdian (307) 674-6609
Fax# (307) 674-7017


INDEPENDENT AUDITORS' REPORT

To the Partners
Sunshine Apartments, A Limited Partnership
Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Sunshine Apartments, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Sunshine Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Sunshine Apartments, A Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.

The accompanying supplementary information shown on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Christensen, Rucki & Co.
Certified Public Accountants

Sheridan, Wyoming
January 31, 1996

THOMAS C. CUNNINGHAM, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531
(540) 669-5576 fax

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tappahannock Greens Limited Partnership

I have audited the accompanying balance sheets of Tappahannock Greens Limited Partnership, FMHA Case No.: 54-036-0541621981, as of December 31, 1995 and 1994, and the related statements of operations for the year ended December 31, 1995 and for the period May 11, 1994 to December 31, 1994 and the related statements of partners' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tappahannock Greens Limited Partnership, as of December 31, 1995 and 1994 and the results of its operations for the year ended December 31, 1995 and for the period May 11, 1994 to December 31, 1994 and cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1996

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009 * Dunn, North Carolina 28335 * (910) 892-6001
P.O. Box 1568 * Lillington, North Carolina 27546 * (910) 893-6026
Russell W. Bradley, CPA
Larry D. Snipes, CPA
Alton R. Gower, Jr., CPA


INDEPENDENT AUDITORS' REPORT


The Partners
Twin Oaks Associates Limited Partnership
Fayetteville, North Carolina

Gentlemen:


We have audited the accompanying balance sheets of Twin Oaks Associates Limited Partnership, Fayetteville, North Carolina (a North Carolina limited partnership), FMHA Project No.: 38-047-561642422, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Twin Oaks Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Twin Oaks Associates Limited Partnership, Fayetteville, North Carolina, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Respectfully submitted,


Bradley, Snipes, Gower
& Associates, P. A.

Dunn, North Carolina
January 26, 1996
SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS
1230 Airport Road
P.O. Box 1177
PANAMA CITY, FLORIDA 32402
Phone (904) 785-0261
Fax: (904) 785-0263


INDEPENDENT AUDITORS' REPORT


To the Partners
Village Oaks Apartments II, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., FMHA Project No: 09-061-0592884971, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Oaks Apartments II, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Panama City, Florida
January 26, 1996

HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 10, 1996

INDEPENDENT AUDITOR'S REPORT


Partners
WARRENSBURG ESTATES, LP.

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




Howe and Associates, PC

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009 o Dunn, North Carolina 28335 0 (910) 892-6001
P.O. Box 1568 0 Lillington, North Carolina 27546 a (910) 893-6026
Russell W. Bradley, CPA
Larry D. Snipes, CPA
Alton R. Gower, CPA


INDEPENDENT AUDITORS' REPORT

The Partners
Twin Oaks Associates Limited Partnership
Fayetteville, North Carolina

Gentlemen:

We have audited the accompanying balance sheet of Twin Oaks Associates Limited Partnership, Fayetteville, North Carolina (a North Carolina limited partnership), FMHA Project No.: 38-047-561642422, as of December 31, 1993 and 1992, and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Twin Oaks Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller
General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Associates Limited Partnership, Fayetteville, North Carolina, as of December 31, 1993 and 1992, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic fmancial statements taken as a whole.


Respectfully submitted,


Bradley, Snipes, Gower
& Associates, P. A.


Dunn, North Carolina
January 25, 1994
BCC
Braunsdorf, Carlson and Clinkinbeard
Certified Public Accountants
A Professional Association
990 SW Fairlawn/ Topeka, Kansas 66606-2384/ (913) 272-3176
Fax  (913) 272-2903

DAVID L. BRAUNSDORF. CPA                  GARY D. BASOM, CPA
GERRY F. CkRLSON, CPA                     MARGE S. CARLSON, CPA
STEVE CLINKINBEKRD. CPA                   DOUGLAS W. GLENN, CPA
DAVID N. ALLISON, CPA                     ROYCE C. JANSSEN, CPA
MICHEAL  E. RUHLMAN,CPA                   CHERYL J. PAGE
D. THAD SULLIVAN, CPA                     DENISE J. PETTERSON
KIRK W. WIESNER, CPA                      MICHEAL D. SCHIRMER, CPA
EDWARD D. FENTON, PRINCIPAL               JAMES R. SHOWALTER, CPA
                                          DOUGLAS K. STACKEN, ISC


INDEPENDENT AUDITORS' REPORT


To the Partners
Cedar Rapids Housing Associates Limited Partnership

We have audited the accompanying balance sheets of Cedar Rapids Housing Associates Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Rapids Housing Associates Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-13 - I-14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected @@o the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Braunsdorf, Carlson and Clinkinbeard, CPA'S, P.A.
Topeka, Kansas
January 12, 1994
93747A

Members of the American Institute of Certified Public Accountants
Harcourt Brace Professional Publishing CPA Digest 50 Award 1993 - 1992 - 1991

SMITH, MILES & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
(904) 785-0261



INDEPENDENT AUDITORS' REPORT


To the Partners
Village Oaks Apartments II, Ltd.
Panama City, Florida


We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., FMHA Project No: 09-061-0592884971, as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Oaks Apartments II, Ltd., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Panama City, Florida
January 28, 1994

STANCIL & COMPANY

INDEPENDENT AUDITORS' REPORT


To the Partners of
Quail Hollow of Warsaw Limited Partnership
Raleigh, North Carolina

We have audited the balance sheets of Quail Hollow of Warsaw Limited Partnership as of December 31, 1995 and 1994 and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quail Hollow of Warsaw Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of Quail Hollow of Warsaw Limited Partnership's internal control structure and a report dated February 9, 1996 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Raleigh, North Carolina
February 9, 1996

Certified Public Accountants
Management Consultants
1055 Dresser Court, Raleigh, North Carolina 27609, Tel: 919/872-1260
Fax: 919/872-6182
JACK M. STANCIL * REGINALD L. DUPREE * DAVID W. McKINNEY * HENRY L. WHITE

SVA
SUBY, VON HADEN & ASSOCIATES, S.C.
Certified Public Accountants
Business Management Consultants


INDEPENDENT AUDITORS' REPORT

To the Partners
School Street Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of School Street Limited Partnership II as of December 31, 1994 and 1993, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership II as of December 31, 1994 and 1993, and the results of its operation, partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



January 24, 1995


1221 John Q. Hammons Dr. * P.O. Box 44966 * Madison, WI 53744-4966
(608) 831-8181 * Fax (608) 831-4243 * Madison * Milwaukee * Rockford

SVA
SUBY, VON HADEN & ASSOCIATES, S.C.
Certified Public Accountants
Business Management Consultants


INDEPENDENT AUDITORS' REPORT

To the Partners
School Street Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of School Street Limited Partnership 11 as of December 31, 1993, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership 11 as of December 31, 1993, and the results of its operation, partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



January 20, 1994


1221 John Q. Hammons Dr. * P.O. Box 44966 * Madison, WI 53744-4966
(608) 831-8181 * Fax (608) 831-4243 * Madison * Milwaukee * Rockford

DAUBY O'CONNOR & ZALESKI
A Limited Liability Company
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT


To the Partners
Pedcor Investments 1989-VIII, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1989-III, L.P. as of December 31, 1995 and 1994, and the related statements of loss, partners; equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on out audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1989-VIII, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


DAUBY O'CONNOR & ZALESKI. LLC
Certified Public Accountants

Indianapolis, Indiana
January 8, 1996

BURKE & REA
Certified Public Accountants
Edward T. Burke, C.P.A.
Bernard E. Rea, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Maywood Associates, Ltd.
(A California Limited Partnership)
Cheyenne, WY

We have audited the accompanying balance sheets of Maywooe Associates, Ltd.
(A California Limited Partnership), FmHA case No. 04-052-680184284, as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on out audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maywood associates, Ltd. (A California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 1996 on our consideration of Maywood Associates, Ltd.'s internal control structure and a report dated March 8, 1996 on its compliance with laws and regulations.

BURKE & REA

Stockton, California
March 8, 1996



PO BOX 4632     STOCKTON,CA 95204     TELEPHONE 209/933-9113  FAX 209/933-9115

SMITH, MILES & COMPANY, L.C.
Certified Public Accountants
1230 Airport Road
P.O. Box 1177
Panama City, Florida 32402
Phone:  (904) 785-0261
Fax     (904) 785-0263

INDEPENDENT AUDITORS' REPORT

To the Partners
Fountain Green Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., FmHA case No. 09-46-592948719, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on out audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedure applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


SMITH, MILES & COMPANY, L.C.

Panama City, Florida
January 25, 1886

David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Autumn Lane Limited Partnership

we have audited the accompanying balance sheets of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and-is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied, in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in to the basic financial statements taken as a whole.



David C. Moja, C.P.A., P.C.

March 11, 1996
Savannah, Georgia

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009 / Dunn, North Carolina 28335 / (910) 892-6001
P.O. Box 1568 / Lillington, North Carolina 27546 / (910) 893-6026
Russell W. Bradley, CPA
Larry D. Snipes, CPA.
Alton R. Gower.  Jr., CPA


Independent Auditors' Report
- ----------------------------

The Partners
Baytree Associates Limited Partnership

We have audited the accompanying balance sheets of Baytree Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

BRADLEY, SNIPES, GOWER & ASSOCIATES, PA
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baytree Associates Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Respectfully submitted,



Bradley, Snipes, Gower
& Associates, P. A.

Dunn, North Carolina
January 18, 1996

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009 * Dunn, North Carolina  28335 * (910) 892-6001
P.O. Box 1568 * Lillington, North Carolina 27546 * (910) 893-6026

Russell W. Bradley, CPA
Larry D. Snipes, CPA
Alton R. Gower, Jr., CPA

Independent Auditors' Report

The Partners
Benchmark Associates Limited Partnership

We have audited the accompanying balance sheets of Benchmark Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

Bradley, Snipes, Gower & Associates, P.A.
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Associates Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Respectfully submitted,



Bradley, Snipes, Gower
& Associates, P. A.

Dunn, North Carolina
January 18, 1996

THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants

John. Gautreau, II, CPA*
J. Curt Gautreau, CPA*
Crissie  Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
*A Professional Accounting Corporation


Independent Auditors' Report
- ----------------------------
To the Partners of
Brentwood Partnership

We have audited the accompanying balance sheets of Brentwood Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brentwood Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Brentwood Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.



Certified Public Accountants


February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT

To the Partners
Butler Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Butler Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-016-0611166123, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler Properties, Ltd., as f December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


Daniel G. DRANE
Certified Public Accountant

March 19, 1996

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant

P.O. BOX 775
516 WALNUT STREET
GADSDEN, ALABAMA 35902
Telephone (205) 543-3707


INDEPENDENT AUDITOR'S REPORT

To the Partners
Candlewick Place, Ltd.
Monroeville, Alabama

I have audited the accompanying balance sheets of Candlewick Place, Ltd.. a limited partnership, RECD Project No.: 01-050-631017825 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the, years then ended. These financial statements are the responsibility, of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance %with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Candlewick Place, Ltd., RECD Project No.: 0 1 -050-631017825 as of December 3 1, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental info-rmation presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and. in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
Page 2

In accordance with Government Au Standards, I have also issued a report dated March 4. 1996 on my consideration of Candlewick Place, Ltd., internal control structure and a report dated March 4, 1996 on its compliance with laws and regulations.




March 4. 1996

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant

P.O. BOX 775
516 WALNUT STREET
GADSDEN, ALABAMA 35902
Telephone (205) 543-3707


INDEPENDENT AUDITOR'S REPORT

To the Partners
Cedarstone Apartments, Ltd.
Poplarville, Mississippi

I have audited the accompanying balance sheets of Cedarstone Apartments, Ltd., a limited partnership, RECD Project No.: 28-055-026239203 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. The financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller
General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material n-misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarstone Apartments, Ltd., RECD Project No.: 28-055-026239203 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
Page 2

In accordance with Government Auditing Standards, I have also issued a report dated January 22, 1996. on my consideration of Cedarstone Apartments, Ltd., internal control structure and a report dated January 22, 1996. on its compliance with laws and regulations.



January 22, 1996.

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009 * Dunn, North Carolina 28335 * (910) 892-6001
P.O. Box 1568 * Lillington, North Carolina 27546 * (910) 893-6026
Russell W. Bradley, CPA
Larry D. Snipes, CPA,
Alton R. Gowcr, Jr., CPA


Independent Auditors' Report

The Partners
Cloverleaf Associates Limited Partnership
Fayetteville, North Carolina

We have audited the accompanying balance sheets of Cloverleaf Associates Limited Partnership (a North Carolina limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverleaf Associates Limited Partnership, Fayetteville, North Carolina as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Respectfully submitted,


Bradley, Snipes, Gower & Associates, P. A.



Dunn, North Carolina
January 26, 1996

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009 * Dunn, North Carolina 28335 * (910) 892-6001
P.O. Box 1568 * Lillington, North Carolina 27546 * (910) 893-6026
Russell W. Bradley, CPA
Larry D. Snipes, CPA,
Alton R. Gower, Jr., CPA


Independent Auditors' Report

The Partners
Cloverleaf Associates - Phase II Limited Partnership
Fayetteville, North Carolina

We have audited the accompanying balance sheets of Cloverleaf Associates - Phase II Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Cloverleaf Associates - Phase II Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverleaf Associates - Phase 11 Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Respectfully submitted,



Bradley, Snipes, Gower & Associates, P. A.


Dunn, North Carolina
January 26, 1996

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Ellaville Properties Limited Partnership

We have audited the accompanying balance sheets of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in @r opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



David C. Moja, C.P.A.,  P.C.




March 12, 1996
Savannah, Georgia

DAVID G. PELLICCIONE, C.P.A., P. C.
Post Office Box I
Savannah, Georgia 31402
Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234 -1999
Fax  (912) 234-0139


INDEPENDENT AUDITORS' REPORT

To The Partners
Great Falls Limited Partnership

We have audited the accompanying balance sheets of GREAT FALLS LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GREAT FALLS LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Savannah, Georgia
February 24, 1995

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT

To the Partners
Hart Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Hart Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-050-611135226, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes ex@examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hart Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity@ with generally accepted accounting principles.



Daniel G. DRANE
Certified Public Accountant

March 19, 1996

BYRD, SMALLEY, EVANS, ADAMS & JOHNSON, P.C.
Certified Public Accountants

Telephone (205) 353-1611
Facsimile (205) 353-1578
237 Johnson Street S.E.
Post Office Box 2179
Decatur, AL 35602-217


Independent Auditor'S Report


To the Partners
Housing Investors, Athens II, LTD.
Decatur, Alabama

We have audited the accompanying balance sheets of Housing Investors Athens II, Ltd (a partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, and Government@ Auditing Standards, issued by the Comptroller General of the United States, and the provisions of Office of Management and Budget Circular A-133 "Audits of Higher Education and Other Nonprofit Institutions." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Investors Athens II, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

BYRD, SMALLEY, EVANS, ADAMS & JOHNSON, P.C.
Certified Public Accountants
Page 2

Our audit was made for the purpose of forming an opinion on the basic f financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




March 6, 1995

Member: American Institute of Certified Public Accounting
HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 18, 1996

INDEPENDENT AUDITOR'S REPORT

Partners
IRONTON ESTATES, LP

Re:For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates, PC

THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants

John C. Gautreau, II, CPA*
J.Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA


Independent Auditors' Report

To the Partners of
Lambert Square, L. P.

we have audited the accompanying balance sheets of Lambert Square, L. P. (A Mississippi Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lambert Square, L. P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Lambert Square, L. P. Is internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.



Certified Public Accountants
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 1009 * Dunn, North Carolina 28335 * (910) 892-6001
P.O. Box 1568 * Lillington, North Carolina 27546 * (910) 893-6026
Russell W. Bradley , CPA
Larry D. Snipes, CPA.
Alton R. Gower, Jr., CPA

Independent Auditors' Report

The Partners
Longview Associates Limited Partnership

We have audited the accompanying balance sheets of Longview Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Longview Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

Bradley, Snipes, Gower & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longview Associates Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, and the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Respectfully submitted,

Bradley, Snipes, Gower & Associates, P. A.


Dunn, North Carolina
January 18, 1996

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Meadowbrook Properties II Limited Partnership

We have audited the accompanying balance sheets of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in @our opinion is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



David C. Moja, C.P.A., P . C.

March 12, 1996
Savannah, Georgia

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT

To the Partners
Morgantown Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Morgantown Properties, Ltd. (a Kentucky limited partnerships, RECDS Project No.: 20-016-0611149787, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgantown Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.





Daniel G. Drane
Certified Public Accountant

March 19, 1996

DAUBY O'CONNOR & ZALESKI, LLC
Certified Public Accountants

Independent Auditors' Report

To the Partners
Pedcor Investments 1989-X, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1989-X, L.P. as of December 31, 1995 and 1994, and the related statements of loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1989-X, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

Indianapolis, Indiana                      Dauby O'Connor & Zaleski LLC
January 16, 1996                            Certified Public Accountants

THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants

John C. Gautreau, 11, CPA'
J.Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
A Professional Accounting Corporation


Independent Auditors' Report


To the Partners of
Pinetree Manor, L. P.

We have audited the accompanying balance sheets of Pinetree Manor, L. P. (A Mississippi Limited Partnership) , as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinetree Manor, L. P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Pinetree Manor, L. P. IS internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.


Certified Public Accountants
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge,Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Rosewood Village Limited Partnership

We have audited the accompanying balance sheets of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



David C. Moja, C.P.A., P.C.

March 11, 1996
Savannah, Georgia

KOSTIN, RUFFKESS & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS

345 North Main Street
West Hartford, CT 06117-1783

Jerold M. Gold, CPA
Lawerence Marziale, CPA
Joseph W. Sparveri, Jr., CPA
Peter K. Askham, CPA
John L. Evanich, Jr., CPA
Richard V. Kretz, CPA
Edmund S. Kindelan, CPA
Micheal T. Novosel, CPA
John S. Pavlik, CPA
Kimberly O. Nardone, CPA
Nathan A. Sigal, CPA
Amy H. Gottesdiener, CPA


To the Partners
South Farm Limited Partnership
RIHMFC #HIP-023

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of South Farm Limited Partnership, as of March 31, 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards., issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material Misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Farm Limited Partnership at March 31, 1996, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

KOSTIN, RUFFKESS & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
Page 2

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated June 4, 1996 on our consideration of South Farm Limited Partnership's internal control structure and a report dated June 4, 1996 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 19 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the f financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


West Hartford, Connecticut
June 4, 1996

HOWE & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 12, 1996

INDEPENDENT AUDITOR'S REPORT


Partners
STOCKTON ESTATES, LP

Re:For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




Howe and Associates

JAMES KNUTZEN & ASSOCIATES, C.P.A.'s, PA.
SUITE 230
3100 UNIVERSITY BOULEVARD SOUTH
JACKSONVILLE, FLORIDA 32216
(904) 725-5832 FAX (904) 727-6835

James KNUTZEN. C.P.A., M.B.A.
Christina E. Gibson. C.P.A.
Raju lyer.  C.P.A.
Gregory Korn.  C.P.A
Todd Middlemas. C.P.A
Wilson Trammell.  C.P.A

Member OF AMERICAN AND FLORIDA
INSTITUTES OF CERTIFIED PUBLIC ACCOUNTING


INDEPENDENT AUDITORS' REPORT


To the Partners of
Summer Glen of Immokalee, Ltd.


We have audited the accompanying balance sheets of Summer Glen of Immokalee, Ltd. (a Florida Limited Partnership), FMHA Project No. :09-011-593009333 as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall f financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Glen of Immokalee, Ltd. (a Florida Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

JAMES KNUTZEN & ASSOCIATES
C.P.A's, PA.



To the Partners of
Summer Glen of Immokalee, Ltd.
Page Two

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of Summer Glen of Immokalee, Ltd. Is internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14
- - 19 is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



JAMES KNUTZEN & Associates, C.P.A.'s, P.A.
Jacksonville, Florida
February 15, 1996

Ludvigson, Braun & Co.
ACCOUNTANTS AND AUDITORS
117 NW 3rd Street
PO. Box 845
Valley City, North Dakota 58072-0845
Telephone:  (710) 845-1457
Facsimile:  (701) 845-8003

R.B. Ludvigson, CPA (Retired)
Raymond J. Braun, LPA
Muriel G. Haugen, CPA
Comia E. Winkler CPA
JoAnn R. Zerface, CPA


INDEPENDENT AUDITORS' REPORT

To the Partners
Washington Heights IV, A Limited Partnership
Bismarck, North Dakota

We have audited the accompanying balance sheets of Washington Heights IV, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Heights IV, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations, the changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Valley City, North Dakota
January 26, 1996
BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS


INDEPENDENT AUDITORS' REPORT


The Partners
Woodside Housing Associates

We have audited the accompanying balance sheets of Woodside Housing Associates, a limited partnership, RECD Case No. 23-01-010439878, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards (1994 Revision) issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodside Housing Associates, a limited partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 through 15 is presented solely for the use of Rural Economic and Community Development and is not a required part of the basic financial statements.

In accordance with Government Auditing Standards, we have issued reports dated January 24, 1996, on our consideration of Woodside Housing Associates' internal control structure and its compliance with laws and regulations.

Portland, Maine
January 24, 1996


Offices in:  Bangor, Maine    Portland, Maine    Lebanon, New Hampshire
      Manchester, New Hampshire

LUDVIGSON, BRAUN & CO.
Accountants and Auditors
Foss Building
Valley City, North Dakota  58072-0845

R. S. LUDVIGSON, CPA (Retired)
RAYMOND J. BRAUN, CPA
CONNIE E. WINKLER, CPA
ARLIE A. BRAUNBERGER, CPA
JAMES M. LOCHOW. CPA
MURIEL HAUGEN. CPA
JOANN ZERFACE, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Washington Heights IV, A Limited Partnership Bismarck

We have audited the accompanying balance sheets of Washington Heights IV, A Limited Partnership, as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Heights IV, A Limited Partnership as of December 31, 1994 and 1993 and the results of its operations, the changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Valley City, North Dakota
January 31, 1995

DONALD W. CAUSEY, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANT
P.O.Box 775
516 Walnut Street
Gadsden, Alabama 35902
TELEPHONE  (205) 543-3707
Fax  (205) 543-9800

INDEPENDENT AUDITOR'S REPORT

To the Partners
Candlewick Place, Ltd.
Monroeville, Alabama

I have audited the accompanying sheets of Candlewick Place, Ltd., a Limited Partnership, FMHA Project No.: 01-050-631017825 as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partners management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement . An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Candlewick Place, Ltd., FmHA Project No.: 01-050-631017825 as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic Financial statement. The supplemental information presented in the Year End Report and Analysis (Form FMHA 1930-8 Parts I through ][I for the years ended December 31, 1993 and 1992, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic Financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


February 15, 1994
(except for Note E, as to which the date is March 25, 1994)
EDMUND A. RESTIVO, Jr. LTD.
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT


To The Partners
North Connecticut Avenue Limited Partnership
Boston, MA

I have audited the accompanying balance sheets of North Connecticut Avenue Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended, These financial statements are the responsibility of North Connecticut Avenue Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Connecticut Avenue Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.


My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 15 to 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements of North Connecticut Avenue Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


June 18, 1996
The Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rhode Island 02903
Telephone 401-331-0210
Fax 401-421-6799

BURKE & REA
Certified Public Accountants
Edward T. Burke, C.P.A.
Bernard E. Rea, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Madiu Properties
(A California Limited Partnership)
Rocklin, California

We have audited the accompanying balance sheets of Maidu Properties
(A California Limited Partnership), as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion o these financial statements based on out audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties
(A California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1995 and 1994, on pages 13 and 14, is presented for purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



BURKE & REA

Stockton, California
April 3, 1996

BYRD, SMALLEY, EVANS,
ADAMS & JOHNSON, P.C.
Certified Public Accountants

Telephone (205) 353-1611
Facsimile (205) 353-1578
237 Johnston Street S.E.
Post Office Box 2179
Decatur, AL 35602-2179

INDEPENDENT AUDITORS' REPORT

To the Partners
Housing Investors, Athens II. Ltd.
Decatur, Alabama

We have audited the accompanying balance sheets of Housing investors Athens II, Ltd (a partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement . An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial portion of Housing Investors Athens II, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of Housing Investors Athens II, Ltd's internal control structure and a report dated February 9, 1996 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 9, 1996
McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT


To the Partners
Academy Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Academy Hill Limited Partnership as of December 31, 1995 and 1994 , and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Academy Hill Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996 on our consideration of Academy Hill Limited Partnership's internal control structure and a report dated January 23, 1996 on its compliance with laws and regulations.






Greensboro, North Carolina
January 23, 1996

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 75107
(8 17) 336 -5880

MEMBER of
AMERICAN INSTITUTE OF TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS



Independent Auditor's Report

To the Partners of
Aspen Square, L.P.

I have audited the accompanying balance sheets of Aspen Square, L.P. , as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the f financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Square, L.P., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Fort Worth, Texas
February 23, 1996

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
PORT WORTH.  TEXAS 76107
(817) 336-5880
MEMBER AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS
and TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report

To the Partners of
Aspen Square, L.P.

I have audited the accompanying balance sheets of Aspen Square, L.P., as of December 31, 1994 and 1993, and the related statements of operations, partners, capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Square, L.P., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required
part of the basic financial statements.   Such information has been subjected
to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Fort Worth, Texas
February 21, 1995

McGEE & Associates, P.C.
Certified Public Accountants


Independent Auditors' Report

To the Partners
Buckeye Senior, Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Buckeye Senior, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Senior, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In Accordance with Government Auditing Standards, we have also issued a report dated January 15, 1996, on our consideration of the Partnership's internal control structure and a report dated January 15, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Buckeye Senior, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 15, 1996
Farmington, New Mexico

THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants
John C. Gautreau, 11, CPA*
J .Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
A Professional Accounting Corporation


Independent Auditors' Report

To the Partners of
Church Hill Partnership

We have audited the accompanying balance sheets of Church Hill Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership I s management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Hill Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Church Hill Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.


Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996



P.O. Box 82430 \8641 united Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916
GWEN WARD, P.C.
INDEPENDENT PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880

MEMBER AMERICAN INSTITUTE OF TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS

MEMBER AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report

To the Partners of
Copper Creek, L.P.

I have audited the accompanying balance sheets of Copper Creek, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing
standards.   Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Creek, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
February 23, 1996

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880

MEMBER AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

MEMBER TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report


To the Partners of
Copper Creek, L.P.

I have audited the accompanying balance sheets of Copper Creek, L.P. as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing
standards.   Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Creek, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Fort Worth, Texas
February 22, 1995

Clifton
Gunderson & Co.
Public Accountants & Consultants

To the Partners
Coronado Housing Limited Partnership

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Coronado Housing Limited Partnership as of December 31, 1995 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 1994 were audited by other auditors whose report dated February 13, 1995 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Housing Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The accompanying supplemental information for the year ended December 31, 1995 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The supplemental information for the year ended December 31, 1994 was audited by other auditors whose report dated February 13, 1995 expressed an unqualified opinion on such information, in all material respects, in relation to the basic financial statements taken as a whole.

Tucson, Arizona
January 31, 1996

DAVID G. PELLICCIONE, C.P.A., P. C.
POST OFFICE BOX I
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST LIBERTY STREET
SAVANNAH, GEORGIA 31401

TELEPHONE (912) 234-1999
FAX (912) 214-0139

MEMBER OF AMERICAN INSTITUTE OF CPA'S
GEORGIA SOCIETY OF CPA'S

INDEPENDENT AUDITORS' REPORT

To The Partners
Denmark Properties Limited Partnership II

We have audited the accompanying balance sheets of DENMARK PROPERTIES LIMITED PARTNERSHIP II (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DENMARK PROPERTIES LIMITED PARTNERSHIP 11 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Savannah, Georgia
February 24, 1995

DAVID G. PELLICCIONE, C.P.A., P. C.

POST OFFICE BOX I
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST LIBERTY STREET
SAVANNAH, GEORGIA 31401
TELEPHONE (912) 234-1999
FAX (912) 234-0139
MEMBER OF
AMERICAN INSTITUTE OF CPAs
GEORGIA SOCIETY OF CPAs


INDEPENDENT AUDITORS' REPORT


To The Partners
Denmark Properties Limited Partnership

We have audited the accompanying balance sheets of DENMARK PROPERTIES LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DENMARK PROPERTIES LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Savannah, Georgia
February 24, 1995

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 27, 1996

INDEPENDENT AUDITOR'S REPORT

Partners
EL DORADO SPRINGS ESTATES, LP.

Re:For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



Howe and Associates

WAY, RAY, SHELTON & Co., PC.
Certified public Accountants

216 Mcfarland Circle North  .
Tuscaloosa, Alabama 35406 * 205/345-5883
FAX 206/345-5883

ROBERT S. WAY, C.P.A.
W. PAUL RAY C.P.A.
STEVEN A. SHELTON, C.P.A.
KIMBERLY F. ELMORE, C.P.A.
STEVEN L. MITCHELL, C.P.A.
CINDY T. SAVAGE, C.P.A.
SONIA M. CHISM, C.P.A.
M. ELBERT SIMS, JR., C.P.A.
SUSAN L. SPARKS, C.P.A.
MITZI H. COOGLER, C.P.A.
GLENDA T. LENAHAN, C.P.A.
C. CHIREEN ANDERSON, C.P.A.
ELIZABETH E. SATES, C.P.A.
STACEY M. SHINAS, C.P.A.
PAMELA D. SHAY, C.P.A.
LAURA W. RYAN, C.P.A.
ROGER F. BRYANT, C.P.A.
RUSSELL W. RANEY, C.P.A.


INDEPENDENT AUDITORS' REPORT


Elderly Housing of Macon, Ltd.
P.O. Box 168
Tuscaloosa, Alabama 35402

Dear Partners:

We have audited the accompanying balance sheets of Elderly Housing of Macon, Ltd. as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

WAY, RAY, SHELTON & Co., PC.
Certified public Accountants
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Macon, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Elderly Housing of Macon, Ltd.
February 7, 1996
Page Two


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully submitted,


Way, Ray, Sheiton & Co., P.C.
Certified Public Accountants

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 27, 1996

INDEPENDENT AUDITORS' REPORT

Partners
ELDON ESTATES 11, L.P.

Re:For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 21, 1996

INDEPENDENT AUDITOR'S REPORT

Partners
ELDON MANOR, L.P.

Re:For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



Howe and Associates

THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants

John C. Gautreau, 11, CPA*
J.Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
A Professional Accounting Corporation


Independent Auditors' Report

To the Partners of
Farmerville Square Partnership

We have audited the accompanying balance sheets of Farmerville Square Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmerville Square Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Farmerville Square Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
February 12, 1996
P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

KAY L. BOWEN & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANT, P.C.
Phone (801) 627-0825 - FAX (801) 627-0829
3710 QUINCY AVENUE
OGDEN, UTAH 84403
KAY L. BOWEN, President * SHARI B. JOHNSON, CPA
MEMBER OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Franklin School Associates
Franklin School Apartments
Great Falls, Montana

We have audited the accompanying balance sheet of Franklin School Associates, as of December 31, 1995, and the related statements of income and cash flows and change in partners' equity for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin School Apartments, as of December 31, 1995, and the results of its operations, change in partners, equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information shown on pages 9 t 12 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Franklin School Apartments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material. respects in relation to the financial. statements taken as a whole.

Ogden, Utah
March 2, 1996

Kay L. Bowen, CPA, President
Kay L. Bowen & Associates, P.C.
Federal I.D. #87-0448933
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 MIDDLEBELT ROAD
Farmington Hills, Michigan 48334-1726
Telephone: (810) 626-3800
Fax: (810) 626-2276

JEFFREY F BUDAJ, CPA
BARTON A. LOWEN. CPA
EMIL A. RAAB. CPA
DIANE L ISAACS. CPA
JONATHON M. SHELDEN. CPA
JOHN W WEIPERT, CPA
'ALSO LICENSED IN FLORIDA AND SOUTH CAROLINA

Members:
American Institute of Certified Public Accountants
Michigan Association of Certified Public Accountants
Florida Institute of Certified Public Accountants
South Carolina Association of Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners of
The Harbor View Group, Ltd.

We have audited the accompanying balance sheet of THE HARBOR VIEW GROUP, LTD. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the years then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of THE HARBOR VIEW GROUP, LTD., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 17 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.



TAMA AND BUDAJ, P C.
Farmington Hills, Michigan
February 9, 1996
James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176

Independent Auditor's Report


The Partners
Hilltop Apartments Limited Partnership

We have audited the accompanying balance sheet of Hilltop Apartments Limited Partnership (a New Mexico limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


JAMES L. CAUGHREN, CPA
March 19, 1996

TOSKI, SCHAEFER & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
555 INTERNATIONAL DRIVE
WILLIAMSVILLE, NEW YORK 14221

TELEPHONE (716) 634-0700
FAX (716) 634-0764


INDEPENDENT AUDITOR'S REPORT


The Partners
Holland Senior Limited Partnership:


We have audited the accompanying balance sheets of Holland Senior Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland Senior Limited Partnership as of December 31, 1995 and 1994 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Williamsville, New York
January 13, 1996

TOSKI, SCHAEFER & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
555 INTERNATIONAL DRIVE
WILLIAMSVILLE, NEW YORK 14221
TELEPHONE (7161 634-0700
FAX (716) 634-0764

INDEPENDENT AUDITOR'S REPORT


The Partners
Holley Senior Limited Partnership:


We have audited the accompanying balance sheets of Holley Senior Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holley Senior Limited Partnership as of December 31, 1995 and 1994 and the results Of its operations, changes in partners, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Williamsville, New York
January 16, 1996

THE GAUTREAU GROUP, L.L.C.
certified Public Accountants
John C. Gautreau, 11, CPA'
J. Curt Gautreau, CPA'
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
A Professional Accounting Corporation

Independent Auditors' Report

To the Partners of
Kaplan Manor Partnership

We have audited the accompanying balance sheets of Kaplan Manor Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaplan Manor Partnership as of December 31, 1995 and 1994 ' and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Kaplan Manor Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
Baton Rouge, Louisiana
February 12, 1996
P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants
John C. Gautreau, 11, CPA'
J.Curt Gautreau, CPA'
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
A Professional Accounting Corporation

Independent Auditors' Report

To the Partners of
Lakewood Village Partnership

We have audited the accompanying balance sheets of Lakewood Village Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Village Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Lakewood
Village Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
Baton Rouge, Louisiana
February 12, 1996

MUELLER & WALLA, PC.
CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD, SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

The Partners
Licking Associates 11, L.P.
Licking, Missouri

We have audited the accompanying balance sheets of Licking Associates 11, L.P. (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates II, L.P. as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Mueller & Walla, P.C.
Certified Public Accountants
February 3, 1995

MUELLER & WALLA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD, SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 622-6575

INDEPENDENT AUDITORS' REPORT

The Partners
Licking Associates 11, L.P.
Licking, Missouri

We have audited the accompanying balance sheets of Licking Associates II, L.P. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates 11, L.P. as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Mueller & Walla, P.C.
Certified Public Accountants
February 6, 1996
David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Manning Properties Limited Partnership

We have audited the accompanying balance sheets of Manning Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manning Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December.31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and- is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in opinion, is fairly presented in all material respects in to the basic financial statements taken as a whole.

David C. Moja, C.P.A., P.C.
March 11, 1996
Savannah, Georgia

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 16, 1996

INDEPENDENT AUDITORS REPORT


Partners
NEVADA MANOR, L.P.

Re:For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates

TOSKI, SCHAEFER & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
555 INTERNATIONAL DRIVE
WILLIAMSVILLE.  NEW YORK 14221
TELEPHONE (716) 634-07(>O
FAX (716) 634-0764

INDEPENDENT AUDITOR'S REPORT

The Partners
Oatka Village Associates
(A Limited Partnership):

We have audited the accompanying balance sheets of Oatka Village Associates (A Limited Partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of oatka Village Associates (A Limited Partnership) as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Williamsville, New York
January 23, 1996

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880
MEMBER:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
AND TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Sierra Springs, L.P.

I have audited the accompanying balance sheets of Sierra Springs, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Springs, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-17 and I-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic statements taken as a whole.

Fort Worth, Texas
February 21, 1996
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880
MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBER TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Sierra Springs, L.P.

I have audited the accompanying balance sheets of Sierra Springs, L.P. as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the f financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Springs, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-17 and I-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Fort Worth, Texas
February 23, 1995
THOMPSON, DERRIG & SLOVACEK
A Professional Corporation of Certified Public Accountants
4500 Carter Creek Parkway Suite 101
Bryan, Texas 77802-4456
(409) 260-9696 * Fax (409) 260-9683

Woody Thompson, CPA/CFP
Sharla Akin, CPA
Andrea Derrig, CPA
Alline Briers, CPA
Ed Slovacek, CPA/CFP
Gay Vick Craig, CPA
Ronnie Craig, CPA
Frank Pipes, CPA
Alice Monroe, CPA
Marian Rose Varisco, CPA

INDEPENDENT AUDITORS' REPORT

February 20, 1996

To the Partners
South Fork Heights limited Partnership

We have audited the accompanying balance sheets of South Fork Heights Limited Partnership (a Colorado limited partnership), as of December 31, 1995 and 1994 and the related statements of operations, partners' equity
(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes e g, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

THOMPSON, DERRIG & SLOVACEK
A Professional Corporation of Certified Public Accountants
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FMHA 1930-) Parts I through HI and Project Budget (Form FMHA 1930-7) for year ended December 31, 1995, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


THOMPSON, DERRIG & SLOVACEK, P.C.
Certified Public Accountants

JAMES KNUTZEN & ASSOCIATES, C.P.A.'s, P
SUITE 280
8100 UNIVERSITY BOULEVARD SOUTH
JACKSONVILLE, FLORIDA 32216
(904) 725-5832 * FAX (904) 727-6835


INDEPENDENT AUDITORS' REPORT


To the Partners of
Twin Oaks of Allendale, Ltd.


We have audited the accompanying balance sheets of Twin Oaks of Allendale, Ltd. (a Florida Limited Partnership) , FMHA Project No. :46-30592894359 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks of Allendale, Ltd. (a Florida Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations, partners, equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

JAMES KNUTZEN & ASSOCIATES
C.P.A.'s., P.A.



To the Partners of
Twin Oaks of Allendale, Ltd.
Page Two

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of Twin Oaks of Allendale, Ltd. s internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.


James Knutzen & Associates, C.P.A.'s, P.A.
Jacksonville, Florida
February 15, 1996

THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants
John C. Gautreau, 11, CPA*
J.Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
A Professional Accounting Corporation

Independent Auditors' Report

To the Partners of
Washington Manor Partnership

We have audited the accompanying balance sheets of Washington Manor Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Manor Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Washington Manor Partnership's internal control structure and a report dated
February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996

SMITH, MILES & COMPANY .L.C.
CERTIFIED PUBLIC ACCOUNTANTS
1230 Airport Road
P.O. Box 1177
PANAMA CITY, FLORIDA 32402
Phone:(904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT

To the Partners
Wildridge Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Wildridge Apartments, Ltd., FMHA Project No: 11-51-592863964, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildridge Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Panama City, Florida
February 9, 1996

TAMA AND BUDAJ, P.C.
Certified Public Accountants

32783 MIDDLEBELT ROAD
Farmington Hills, Michigan 48334-1726
Telephone: (810) 626-3800
Fax: (810) 626-2276

JEFFREY F BUDAJ, CPA
BARTON A. LOWEN. CPA
EMIL A. RAAB. CPA
DIANE L ISAACS. CPA
JONATHON M. SHELDEN. CPA
JOHN W WEIPERT, CPA
ALSO LICENSED IN FLORIDA AND SOUTH CAROLINA

Members:
American Institute of Certified Public Accountants
Michigan Association of Certified Public Accountants
Florida Institute of Certified Public Accountants
South Carolina Association of Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners of
The Harbor View Group, Ltd.

We have audited the accompanying balance sheet of THE HARBOR VIEW GROUP, LTD. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows - project operations for the years then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of THE HARBOR VIEW GROUP, LTD., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

TAMA AND BUDAJ, P.C.
Certified Public Accountants
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 13 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports there on pages 14 through 16.



TAMA AND BUDAJ, P C.
Farmington Hills, Michigan
February 7, 1994

CHARLES BAILLY & COMPANY P.L.L.P.
Certified Public Accountants * Consultants


INDEPENDENT AUDITORS' REPORT

The Partners
RPI Limited Partnership #18
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #18, FmHA Project Number: 18-18-411649005, as of December 31, 1994 and 1993,
and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #18 as of December 31, 1994 and 1993, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.


CHARLES BAILLY & COMPANY P.L.L.P.

Fargo, North Dakota
January 25, 1995

CHARLES BAILLY & COMPANY P.L.L.P.
Certified Public Accountants * Consultants


INDEPENDENT AUDITORS' REPORT

The Partners
RPI Limited Partnership #18
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #18, FmHA Project Number: 18-18-411649005, as of December 31, 1995 and 1994,
and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #18 as of December 31, 1995 and 1994, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1996 on our consideration of RPI Limited Partnership #18's internal control structure and a report dated January 29, 1996 on its compliance with laws and regulations.



CHARLES BAILLY & COMPANY P.L.L.P.

Fargo, North Dakota
January 29, 1996

DAVID G. PELLICCIONE, C.P.A., P. C.

POST OFFICE BOX 1
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST LIBERTY STREET         TELEPHONE (912) 234-1999
SAVANNAH, GEORGIA 31401                FAX (912) 234-0139

MEMBER OF AMERICAN INSTITUTE OF CPA's
GEORGIA SOCIETY OF CPAs

INDEPENDENT AUDITORS' REPORT

To The Partners
Autumn Wood Village Limited Partnership

We have audited the accompanying balance sheets of AUTUMN WOOD VILLAGE LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and
1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AUTUMN WOOD VILLAGE LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of AUTUMN WOOD VILLAGE LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of AUTUMN WOOD VILLAGE LIMITED PARTNERSHIP, taken as a whole.

Savannah, Georgia
February 24, 1995

Fraley, Miller & Company
Certified Public Accountants

One Fraley-Miller Plaza suite 101
Grayson, Kentucky 41143-1366
Telephone (606) 474-6608
Fax (606)474-7094

Partners:
Robert A. Fraley
Mickey F Miller

Associates
Kim Whitley Horton
Brenda K. Ball
Scott Dyer

INDEPENDENT AUDITORS' REPORT

To the Partners of
B B & L Enterprises, Ltd.

We have audited the accompanying balance sheets of B B & L Enterprises, Ltd. (a Kentucky limited partnership) as of December 31, 1995, 1994, and 1993, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the provisions of the United States Department of Agriculture, Rural Economic and Community Development audit program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B B & L Enterprises, Ltd. as of December 31, 1995, 1994, and 1993, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

February 14, 1996

David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Bowman Village Limited Partnership

We have audited the accompanying balance sheets of Bowman Village Limited Partnership (a Georgia Limited Partnership) as' of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. -An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December.31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted -accounting principles.

our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as -a whole. The additional information listed in the table of contents -is presented for purposes of additional analysis. and' is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in inion, is fairly presented in all material respects in n to the basic financial statements taken as a whole.


Moja, C.P.A.

March 11, 1996
Savannah, Georgia

Morton, Nehls & Tierney, S.C.
Certified Public Accountants and Management Advisors

Old Sauk Trails Park
8018 Excelsior Drive Suite 200
P.O. Box 45800
Madison, Wisconsin 53744-5800
(608) 831-5831
FAX (608) 831-7067

INDEPENDENT AUDITORS' REPORT

To the Partners
Brandywood Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Brandywood Limited Partnership as of December 31, 1995 and 1994, and the related statements of income (loss), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Madison, Wisconsin
January 19, 1996

Madison ,Milwaukee
Associated worldwide with Accounting Group International, Inc.

Fraley, Miller & Company
Certified Public Accountants

One Fraley-Miller Plaza Suite 101
Grayson, Kentucky 41143-1366
Telephone (606) 474-6608
Fax (606) 474-7094

Partners:
Robert A. Fraley
Mickey F. Miller

Associates:
Kim Whitley Horton
Brenda K. Ball
Scott Dyer

INDEPENDENT AUDITORS' REPORT

To the Partners of
Briarwick Apartments, Ltd.

We have audited the accompanying balance sheets of Briarwick Apartments, Ltd. (a Kentucky limited partnership) as of December 31, 1995, 1994, and 1993, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the provisions of the United States Department of Agriculture, Rural Economic and Community Development audit program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwick Apartments, Ltd. as of December 31, 1995, 1994, and 1993, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

February 16,1996

                            Daniel G. Drane
                       CERTIFIED PUBLIC ACCOUNTANT

                          209 East Third Street
                              P. 0. Box 577
                       Hardinsburg, Kentucky 40143
                             (502) 756-5704

                      INDEPENDENT AUDITOR'S REPORT

To the Partners
Burkesville Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Burkesville Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-029-025899601, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burkesville Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.
Daniel G. Drane
Certified Public Accountant

March 19, 1996

                                    GWEN WARD, P.C.
                              CERTIFIED PUBLIC ACCOUNTANT
                                 609 UNIVERSITY DRIVE
                               FORT WORTH. TEXAS 76107
                                    (817) 336-5880
      MEMBER
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

      MEMBER
TEXAS SOCIETY OF CERTIFIED
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Cananche Creek, L.P.

 I have audited the accompanying balance sheets of Cananche Creek, L.P., as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on
my audits.   I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cananche Creek, L.P., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

 My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
February 20, 1996

                                    GWEN WARD, P.C.
                              CERTIFIED PUBLIC ACCOUNTANT
                                 609 UNIVERSITY DRIVE
                               FORT WORTH. TEXAS 76107
                                    (817) 336-5880
    MEMBER
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

      MEMBER
TEXAS SOCIETY OF CERTIFIED
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

                         Independent Auditor's Report

   To the Partners of
   Cananche Creek, L.P.

    I have audited the accompanying balance sheets of Cananche Creek, L.P., as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

    I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

    In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cananche Creek, L.P., as of December 31 ' 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial taken as a whole.

Fort Worth, Texas
February 21, 1995

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

                      INDEPENDENT AUDITOR'S REPORT

To the Partners
Clarkson Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Clarkson Properties, Ltd. (a Kentucky limited partnership), RECDS Project No' : @0-043-0611167952, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkson Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Daniel G. Drane
Certified Public Accountant

March 19,1996

                             DANIEL G. DRANE
                       CERTIFIED PUBLIC ACCOUNTANT

                          209 East Third Street
                              P. 0. Box 577
                       Hardinsburg, Kentucky 40143
                             (502) 756-5704

                      INDEPENDENT AUDITORS' REPORT

To the Partners
Evanwood Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Evanwood Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-014-0611145803, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evanwood Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


Daniel G. Drane
Certified Public Accountant

March 19, 1996

DAVID G. PELLICCIONE, C.P.A., P. C.

POST OFFICE BOX I
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST LIBERTY STREET
SAVANNAH, GEORGIA 31401
FAX (912)234-0139
TELEPHONE (912)234-1999

                                MEMBER OF
                       AMERICAN INSTITUTE OF CPAs
                         GEORGIA SOCIETY OF CPAs


                      INDEPENDENT AUDITORS' REPORT

To the Partners
Hamilton Village Limited Partner-ship

We have audited the accompanying balance sheets of HAMILTON VILLAGE LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. 'nose standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAMILTON VILLAGE LIMITED PARTNERSHIP as of December 31-, 1994 and 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Savannah, Georgia
February 24, 1995

DAVID G. PELLICCIONE, C.P.A., P. C.

POST OFFICE BOX I
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST LIBERTY STREET
SAVANNAH, GEORGIA 31401
TELEPHONE (912)234-1999
FAX (912)234-0139

                                MEMBER OF
                       AMERICAN INSTITUTE OF CPAs
                         GEORGIA SOCIETY OF CPAs


                      INDEPENDENT AUDITORS' REPORT

To The Partners
Jesup Limited Partnership

We have audited the accompanying balance sheets of JESUP LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JESUP LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Savannah, Georgia
February 24, 1995

SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANT'S

1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone:(904) 785-0261
Fax: (904) 785-O263
INDEPENDENT AUDITORS' REPORT

To the Partners
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., FMHA Project No: 01- 0030592933800, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Panama City, Florida
February 9, 1996

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Laurel Village Limited Partnership

We have audited the accompanying balance sheets of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners I equity(deficit) and cash f lows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in ion to the basic financial statements taken as a whole.


March 11, 1996
Savannah, Georgia

McGee & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners
Los Caballos 11, Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Los Caballos 11, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.
 We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Caballos 11, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1996, on our consideration of the Partnership's internal control structure and a report dated January 20, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Los Caballos 11, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 20, 1996
Farmington, New Mexico

McGee & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners
Los Caballos 11, Ltd.
and Farmers Home administration

We have audited the accompanying balance sheets of Los Caballos 11, Ltd. (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit In accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller
General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Caballos 11, Ltd. as of December 31, 1994 and 1993, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purposes of additional analysis and is not a required part of the financial statements of Los Caballos 11, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 13, 1995
Farmington, New Mexico

Bradley, Snipes, Gower & Associates, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 1009 a Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568 11 Lillington, North Carolina 27546 (910) 893-6026

Russell W. Bradley, CPA
Larry D. Snipes, CPA.
Alton R. Gower, Jr., CPA

Independent Auditors' Report

The Partners
Marlboro Place Associates Limited Partnership

We have audited the accompanying balance sheets of Marlboro Place
Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Marlboro Place Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlboro Place Associates Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Bradley, Snipes, Gower & Associates, P.A.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page I I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Members/American Institute of Certified Public Accountants
North Carolina Association of Certified Public Accountants


Respectfully submitted,

Bradley, Snipes, Gower & Associates, P.A.
Dunn, North Carolina

January 18, 1996

The Gautreau Group LLC
Certified Public, accountants

John C. Gautreau, II, CPA*
J. Curl Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

*A Professional Accounting Corporation

Independent Auditors' Report

To the Partners of
Melville Plaza Partnership

We have audited the accompanying balance sheets of Melville Plaza
Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Melville Plaza Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Melville Plaza Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
February 12, 1996
P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton
Rouge,Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

The Gautreau Group LLC
Certified Public, accountants

John C. Gautreau, II, CPA*
J. Curl Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

*A Professional Accounting Corporation

Independent Auditors' Report


To the Partners of
Oakleigh Partnership

We have audited the accompanying balance sheets of Oakleigh Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

we conducted our audits in accordance with generally accepted auditing standards and ' Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakleigh Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Oakleigh Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton
Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

The Gautreau Group LLC
Certified Public, accountants

John C. Gautreau, II, CPA*
J. Curl Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

*A Professional Accounting Corporation

Independent Auditors' Report

To the Partners of
Oakwood Partnership

We have audited the accompanying balance sheets of Oakwood Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership Is management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and ' Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Oakwood Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton
Rouge, Louisiana
70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 13, 1996

INDEPENDENT AUDITORS REPORT

Partners
PORTALES ESTATES, LP.

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Howe and Associates

LUDVIGSON, BRAUN & CO.

ACCOUNTANTS AND AUDITORS

Foss Building
VALLEY CITY, NORTH DAKOTA 58072-0845

PHONE:845-1457
FAX:845-8003
P.O BOX 845

R. S. LUDVIGSON, CPA(Retired)
RAYMOND J. BRAUN. LPA
CONNIE E. WINKLER, LPA
ARLIE A. BRAUNBERGER. CPA
JAMES M. LOCHOW. CPA
MURIEL HAUGEN, CPA
JOANN ZERFACE, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Prairie West Apartments III, A Limited Partnership West Fargo,
North Dakota

We have audited the accompanying balance sheets of Prairie West Apartments III, A Limited Partnership, as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prairie West Apartments III, A Limited Partnership as of December 31, 1994 and 1993 and the results of its operations, the changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Valley City, North Dakota
January 31, 1995

                    Charles Bailly & Company P.L.L.P.
                Certified Public Accountants -Consultants

                      INDEPENDENT AUDITORS REPORT

The Partners
Ridgeway Court III, A Limited Partnership Fargo, North Dakota

We have audited the accompanying balance sheets of Ridgeway Court III, A Limited Partnership, FMHA Project Number: 27-04-411633960, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeway Court III, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Fargo, North Dakota
January 31, 1996

                       DIXON ODOM & CO.,L.L.P
                      Certified Public Accountants

                       INDEPENDENT AUDITORS' REPORT

To the Partners
Rockmoor Associates of Banner Elk
Raleigh, North Carolina

We have audited the accompanying balance sheets of Rockmoor Associates of Banner Elk W(a limited partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockmoor Associates of Banner Elk as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 1 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

January 23, 1996

A Member of
Moores
Rowland
International
A Worldwide Association
of Independent Accounting Firms

                          MUELLER & WALLA, P.C.

                      CERTIFIED PUBLIC ACCOUNTANTS
                          10714 MANCHESTER ROAD
                                SUITE 202
                        KIRKWOOD, MISSOURI 63122

                             (314) 822-6575

                      INDEPENDENT AUDITORS' REPORT

The Partners
Scott City Associates III, L.P.
Scott City, Missouri

We have audited the accompanying balance sheets of Scott City Associates III, L.P. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott City Associates III, L.P. as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Mueller & Walla, P.C.
Certified Public Accountants

February 6, 1996

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                          MUELLER & WALLA, P.C.
                      CERTIFIED PUBLIC ACCOUNTANTS
                          10714 MANCHESTER ROAD
                                SUITE 202
                        KIRKWOOD, MISSOURI 63122

                             (314) 822-6575

                      INDEPENDENT AUDITORS' REPORT

The Partners
Scott City Associates III, L.P.
Scott City, Missouri

We have audited the accompanying balance sheets of Scott City Associates III, L.P. (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott City Associates III, L.P. as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Mueller & Walla, P.C.
Certified Public Accountants

February 3, 1995

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                             GWEN WARD, P.C.

                       CERTIFIED PUBLIC ACCOUNTANT
                          609 UNIVERSITY DRIVE
                        FORT WORTH.  TEXAS 76107
                             (817) 336-5880

                                 MEMBER
                         AMERICAN INSTITUTE OF
                     CERTIFIED PUBLIC ACCOUNTANTS

                                 MEMBER
                            TEXAS SOCIETY OF
                      CERTIFIED PUBLIC ACCOUNTANTS

                     Independent Auditor's Report

To the Partners of
Shawnee Ridge, L.P.

I have audited the accompanying balance sheets of Shawnee Ridge, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to
obtain reasonable assurance about whether the financial statements   are free
of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shawnee Ridge, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-17 and I-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
February 23, 1996

                             GWEN WARD, P.C.
                       CERTIFIED PUBLIC ACCOUNTANT
                          609 UNIVERSITY DRIVE
                        FORT WORTH.  TEXAS 76107
                             (817) 336-5880

                                 MEMBER
                         AMERICAN INSTITUTE OF
                     CERTIFIED PUBLIC ACCOUNTANTS

                                 MEMBER
                            TEXAS SOCIETY OF
                      CERTIFIED PUBLIC ACCOUNTANTS

                     Independent Auditor's Report

Independent Auditor's Report
To the Partners of
Shawnee Ridge, L.P.

I have audited the accompanying balance sheets of Shawnee Ridge, L.P. as of December 31, 1994 and 1993, and the related statements of operations, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to
obtain reasonable assurance about whether the financial statements   are free
of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shawnee Ridge, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-17 and I-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic statements taken as a whole.


Fort Worth, Texas
February 23, 1995
David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Turner Lane Limited Partnership

We have audited the accompanying balance sheets of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

David C. Moja, C.P.A, P.C.

March 11, 1996
Savannah, Georgia

SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS

1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone: (904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT

To the Partners
Villas of Lakeridge, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., FMHA Project No: 01-0030592930819, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villas of Lakeridge, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Panama City, Florida
February 9, 1996

YORK, DILLINGHAM & COMPANY.  P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

P.O BOX 551
1708 ALPINE DRIVE
COLUMBIA TENNESSEE 38402-0551
TELEPHONE (615) 388-0517
FAX (615) 381-3440

Larry W. York
John M. Dillingham

Members
American Institute of C.P.A's
Tennessee Society of C.P.A's

Branch Offices
219 N. Military Ave. Lawrenceburg TN   Telephone (615) 762-6877
147 Linden Hwy. Centerville TN  Telephone (615) 729-3229
120 N. Second St. Pulaski TN Telephone (615) 424-9063

INDEPENDENT AUDITORS' REPORT

To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, FMHA Project No. : 48-091-621385326, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, FMHA Project No.: 48-091-621385326, as of
 December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

YORK, DILLINGHAM & COMPANY.  P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Columbia, Tennessee
January 26, 1996

The Gautreau Group LLC
Certified Public, accountants

John C. Gautreau, II, CPA*
J. Curl Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

*A Professional Accounting Corporation

Independent Auditors' Report


To the Partners of
Woodcrest Manor, L.L.P.

We have audited the accompanying balance sheets of Woodcrest Manor, L. P. (A Mississippi Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Manor, L. P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Woodcrest Manor, L. P.'s internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton
Rouge, Louisiana
70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

SMITH, MILES & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

1230 AIRPORT ROAD
P.O. BOX 11 77
PANAMA CITY, FLORIDA 32402
(904) 785-0261


INDEPENDENT AUDITORS' REPORT

To the Partners
Villas of Lakeridge, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., FmHA Project No: 01-0030592930819, as of December 31, 1993 and 1992 s and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villas of Lakeridge, Ltd., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and " in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Panama City, Florida
February 7, 1994

                Bradley, Snipes, Gower & Associates, P.A.
                      CERTIFIED PUBLIC ACCOUNTANTS

       P.O. Box 1009 o Dunn, North Carolina 28335 (910) 892-6001
    P.O. Box 1568 11 Lillington, North Carolina 27546 9 (910) 893-6026


Russell W. Bradley, CPA
Larry D. Snipes, CPA.
Alton R. Gower, Jr., CPA


                      Independent Auditors' Report

The Partners
Marlboro Place Associates Limited Partnership

We have audited the accompanying balance sheet of Marlboro Place Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1993 and 1992, and the related statement of operations, partners' equity and cash flow for the years then ended. These financial statements are the responsibility of Marlboro Place Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlboro Place Associates Limited Partnership, as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Bradley, Snipes, Gower & Associates, P.A.
Page 2

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Respectfully submitted,

Bradley, Snipes, Gower & Associates, P.A.

Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

Dunn, North Carolina
January 21, 1994

SMITH, MILES & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
(904) 785-0261


                      INDEPENDENT AUDITORS' REPORT

To the Partners
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., FMHA Project No: 01- 0030592933800, as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Panama City, Florida
February 1, 1994

                         DIXON, ODOM & CO.,L.L.P.
                       Certified Public Accountants

                       INDEPENDENT AUDITORS REPORT

To the Partners
Rockmoor Associates of Banner Elk
Raleigh, North Carolina

We have audited the accompanying balance sheets of Rockmoor Associates of Banner Elk W(a limited partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockmoor Associates of Banner Elk as of December 31, 1994 and 1993, and the results of Its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page I 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such Information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

January 20, 1995

A Member of
Moores
Rowland
International

1829 Eastchester Drive
P.O. Box 2646
High Point, NC 27261-2646
910-889-5156, Fax 910-889-6168

A Worldwide Association of Independent Accounting Firms
DAVID C. MOJA, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the General Partners of
Turner Lane Limited Partnership


We have audited the accompanying balance sheets of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1993 and December 31, 1992, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

David C. Moja, C.P.A, P.C.

March 3, 1994
Savannah, Georgia

CASEY, MENDEN & CO., P.A.
Certified Public Accountants

8000 Town Line Avenue South, Suite 202
Bloomington, Minnesota 55438-1000
(612) 946-7900
(612) 946-7901 FAX

Michael A. Casey, CPA
John F. Menden, CPA
Douglas J. Faust, CPA
John C. Nelson, CPA
Donald G. Langewisch, CPA
Janet E. Casey,
Paula M. Meidl,
Stephen J. Devries,
Michael A. Casey, Jr.
Debra K. Campbell
Jennifer A. Caspers

MEMBERS
- --------
Minnesota Society of Certified Public Accountants
American Institute of Certified Public Accountants

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To The Partners
RPI Limited Partnership #22
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #22 as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and OMB Circular A-128, "Audits of State and Local Governments." Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements ar free of material misstatement. An audit includes examining, on test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

CASEY, MENDEN & CO., P.A.
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22 as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The supplemental information on pages 9 through 15 are not a required part of the basic financial statements of RPI Limited Partnership #22 but is supplemental information required by the Minnesota Housing Finance Administration. We have applied certain limited procedures, which consisted principally of inquiries of partnership management regarding the methods of measurement and presentation of the supplemental information. However, we did not audit the supplemental information and express no opinion on it.


January 23, 1995

CASEY, MENDEN & CO., P.A.
Certified Public Accountants

8000 Town Line Avenue South, Suite 202
Bloomington, Minnesota 55438-1000
(612) 946-7900
(612) 946-7901 FAX

Michael A. Casey, CPA
John F. Menden, CPA
Douglas J. Faust, CPA
John C. Nelson, CPA
Donald G. Langewisch, CPA
Janet E. Casey,
Paula M. Meidl,
Stephen J. Devries,
Michael A. Casey, Jr.
Debra K. Campbell
Anne J. Krumm

MEMBERS
- --------
Minnesota Society of Certified Public Accountants
American Institute of Certified Public Accountants

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To The Partners
RPI Limited Partnership #22
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #22 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and OMB Circular A-128, "Audits of State and Local Governments." Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements ar free of material misstatement. An audit includes examining, on test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

CASEY, MENDEN & CO., P.A.
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22 as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The supplemental information on pages 10 through 17 are not a required part of the basic financial statements of RPI Limited Partnership #22 but is supplemental information required by the Minnesota Housing Finance Administration. We have applied certain limited procedures, which consisted principally of inquiries of partnership management regarding the methods of measurement and presentation of the supplemental information. However, we did not audit the supplemental information and express no opinion on it.


January 19, 1996

BURKE & REA
Certified Public Accountants

Edward T. Burke, CPA
Bernard E. Rea, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

We have audited the accompanying balance sheets of Nye County Associates (A California Limited Partnership), FmHA Case No: 33-019-680192750, as of December 31, 1995 and 1994 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nye County Associates (A California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 1996 on our consideration of Nye County Associates' internal control structure and a report dated March 8, 1996 on its compliance with laws and regulations.


Stockton, California
March 8, 1996

P.O. BOX 4632
STOCKTON, CA 95204
TELEPHONE 209/933-9133
FAX 209/933-9115

CASEY, MENDEN & CO., P.A.
Certified Public Accountants

8000 Town Line Avenue South, Suite 202
Bloomington, Minnesota 55438-1000
(612) 946-7900
(612) 946-7901 FAX

Michael A. Casey, CPA
John F. Menden, CPA
Douglas J. Faust, CPA
John C. Nelson, CPA
Donald G. Langewisch, CPA
Janet E. Casey,
Paula M. Meidl,
Stephen J. Devries,
Michael A. Casey, Jr.
Debra K. Campbell
Anne J. Krumm

MEMBERS
- --------
Minnesota Society of Certified Public Accountants
American Institute of Certified Public Accountants

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To The Partners
RPI Limited Partnership #22
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #22 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and OMB Circular A-128, "Audits of State and Local Governments." Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements ar free of material misstatement. An audit includes examining, on test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

CASEY, MENDEN & CO., P.A.
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22 as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The supplemental information on pages 9 through 15 are not a required part of the basic financial statements of RPI Limited Partnership #22 but is supplemental information required by the Minnesota Housing Finance Administration. We have applied certain limited procedures, which consisted principally of inquiries of partnership management regarding the methods of measurement and presentation of the supplemental information. However, we did not audit the supplemental information and express no opinion on it.


January 23, 1995

CASEY, MENDEN & CO., P.A.
Certified Public Accountants

8000 Town Line Avenue South, Suite 202
Bloomington, Minnesota 55438-1000
(612) 946-7900
(612) 946-7901 FAX

Michael A. Casey, CPA
John F. Menden, CPA
Douglas J. Faust, CPA
John C. Nelson, CPA
Donald G. Langewisch, CPA
Janet E. Casey,
Paula M. Meidl,
Stephen J. Devries,
Michael A. Casey, Jr.
Debra K. Campbell
Anne J. Krumm

MEMBERS
- --------
Minnesota Society of Certified Public Accountants
American Institute of Certified Public Accountants

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To The Partners
RPI Limited Partnership #22
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #22 as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and OMB Circular A-128, "Audits of State and Local Governments." Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements ar free of material misstatement. An audit includes examining, on test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

CASEY, MENDEN & CO., P.A.
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22 as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The supplemental information on pages 9 through 15 are not a required part of the basic financial statements of RPI Limited Partnership #22 but is supplemental information required by the Minnesota Housing Finance Administration. We have applied certain limited procedures, which consisted principally of inquiries of partnership management regarding the methods of measurement and presentation of the supplemental information. However, we did not audit the supplemental information and express no opinion on it.


January 23, 1995

STEWART AND KERR, PA
Certified Public Accountant
6817 Falls of Neuse Road, Suite 106
Raleigh, north Carolina 27615

Robert F. Stewart
Duncan J. Kerr
Jayne D. Jungen
Stanley I. Hofmeister

Member
American Institute of Certified Public Accountants
North Carolina Association of Certified Public Accountants

INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENT

We have audited the accompanying balance sheet of Hunters Park Limited Partnership, as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. the financial statements of Hunters Park Limited Partnership as of December 31, 1994 were audited by other auditors whose report dated January 12, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Park Limited Partnership as of December 31, 1995, and the results of its operations, and its cash flows for the year ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of Hunters Park Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.

STEWART AND KERR, PA
Certified Public Accountant
Page 2

Our audit was conducted for the purpose of forming an opinion on the 1995 financial statements taken as a whole. The accompanying information on pages 11 - 12 is presented for the purposes of additional analysis and is not a required part of the financial statements of Hunters Park Limited Partnership. Such 1995 information has been subjected to the auditing procedures applied in the audit of the 1995 financial statements and, in our opinion, is fairly presented in all material respects in relation to the 1995 financial statements taken as a whole.

Stewart and Kerr, PA

Raleigh, North Carolina
January 31, 1996

BEALL & COMPANY, PLC
CERTIFIED PUBUC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT


Ada Village Apartments, Ltd.

(A Limited Partnership)

Inola, Oklahoma

We have audited the accompanying balance sheets of Ada Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-062731398133 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ada Village Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1996, on our consideration of Ada Village Apartments internal control structure and a report dated January 12, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 15 and 16 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, except for the effects of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

BEALL & COMPANY, PLC
Certified Public Accountants
Fort Smith, Arkansas

January 12, 1996

BEALL & COMPANY, PLC
CERTIFIED PUBUC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT


Ada Village Apartments, Ltd.

(A Limited Partnership)

Inola, Oklahoma

We have audited the accompanying balance sheet of Ada Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-062-731398133 as of December 31, 1993 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ada Village Apartments, Ltd. at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




BEALL & com
Certified Public Accountants


Fort Smith, Arkansas

February 3, 1994

March 11, 1996
LITTLE, SHANEYFELT & CO.
CERTIFIED PUBLIC ACCOUNTANTS
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK ARKANSAS 72207-5232
TELEPHONE (501) 666-2879


INDEPENDENT AUDITOR'S REPORT

To the Partners
Beckwood Manor Six Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Six Limited Partnership, FMHA Project No. 03-048-0710677265 (the Partnership), as of December 31, 1995 and 1994, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Six Limited Partnership as of December 31, 1995 and 1994, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 11, 1996, on our consideration of the Partnership's internal control structure and a report dated March 11, 1996 on its compliance with laws, regulations, contracts and grants.



Little, Shaneyfelt & Co.

WILLIAM JEFFERSON COLE,C.P.A.
WILLIAM PETERSON,C.P A.
CAROL T. BARNES, C.P.A.
C. WILLIAM GERARDY,JR.,C.P.A.
BARRY S. SHIPP,C.P.A.
STEVEN W. HEDGEPETH,C.P.A.
STEVEN R. BAYER,C.P A.
GWENDOLYN H.HARJU,C.P.A
TIMOTHY R. DURR,C.P.A.
R. STEPHEN TiLLEY,C.P.A.
BAILEY S. BAYNHAM, C.P.A.

JOMN A. CASKEY,C.P.A.
ROBERT A. BUSBY,C.P.A.
DEBORAH N. SHIVERS,C.P.A.
JUDY E. MONCRIEF,C.P.A.
ANNE-MARIE COLE CAIN,C.P.A.
TIMOTHY W. BORST,C.P.A.
RAYNELLE H.THOMPSON,C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE,C.P.A.

COLE, EVANS & PETERSON
M.ALTON EVANS,JR.,C.P.A.
PARTNER EMERITUS

FIFTH FLOOR TRAVIS PLACE
POST OFFICE DRAWER 1768
SHREVEPORT, LOUISIANA 71166-1768

TELEPHONE (318) 222-8367
January 22, 1996
TELECOPIER(318) 425-4101

COLE, EVANS & PETERSON
M.ALTON EVANS,JR.,C.P.A.
PARTNER EMERITUS

INDEPENDENT AUDITORS' REPORT


To the Partners
Blanchard Seniors Apartments II,
A Limited Partnership
Mansfield, Louisiana

Cole, Evans & Petterson
Page 2

We have audited the accompanying balance sheets of Blanchard Seniors Apartments II, A Limited Partnership at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows
for the years then ended.   These financial statements are the responsibility
of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blanchard Seniors Apartments 11, A Limited Partnership at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Cole, Evans & Peterson

OSCAR N. HARRIS & ASSOCIATES, C.P.A.
OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.

E. MILTON, C.P.A.
CERTIFIED PUBLIC ACCOUNTANTS
MARLA L. TART, C.P.A.
DARLENE LANGSTON, C.P.A..
CONNIE P. STANCIL, C.P.A.

MEMBERS:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NORTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT


To the Partners of
Brantwood Lane Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Brantwood Lane Limited Partnership as of December 31, 1995 and 1994, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards (1988 Revision) issued by the Comptroller General of the United States, and the audit programs provided by the U.S. Department of Agriculture-Farmers Home Administration (December 1989 Revision) issued by the Office of Inspector General. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantwood Lane Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Oscar N. Harris & Associates
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I'll' and 11211 on pages 12 and 13 are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
February 14, 1996
100 EAST CUMBERLAND STREET, P.O. BOX 578, DUNN, N.C. (910) 892-1021 FAX (910) 892-6084

C R I S P
H U G H E S
& CO., LLP.


Independent Auditors' Report

TO The Partners
Breckenridge Apartments, Limited Partnership

We have audited the accompanying balance sheets of Breckenridge Apartments, Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and with Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Apartments, Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 1996 on our consideration of Breckenridge Apartments, Limited Partnership's internal control structure and a report dated March 1, 1996 on its compliance with laws and regulations.

March 1, 1996


1 Creekview Court P.O. Box 25849 o Greenville, South Carolina 29616 * (864) 288-5544 * FAX (864) 458-8519
Other Offices.- Asheville, Boone, Burnsville, Charlotte, Durham, Syh% NC

Member of The American Institute of Certified Public Accountants, The continental Association of CPA Firms. Inc.,
The Intercontinental Accounting Associates and The North Carolina and South Carolina Associations of CPAs

C R I S P
H U G H E S
& CO., L.L.P.

Independent Auditors' Report

To The Partners
Breckenridge Apartments, Limited Partnership

We have audited the accompanying balance sheets of Breckenridge Apartments, Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Apartments, Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


January 25, 1995



I Creekview Court P.O. Box 25849 Greenville, South Carolina 29616 (864)
 288-5544 FAX (864) 458-8519
Other Offices.-Asheville,Boone,Burnsville,Charlotte,Durham Sylva,NC member of The American institute of Certified Public Accountants, The Continental Association of CPA Firms,inc.,
The Intercontinental Accounting Associates and The North Carolina and South Carolina Associates of CPA's

EDMUND A. RESTIVO, JR. LTD.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Carleton Court Limited Partnership
Boston, MA

I have audited the accompanying balance sheets of Carleton Court Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Carleton Court Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carleton Court Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 14 to 24) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Carleton Court Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

February 8, 1995

The Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rhode Island 02903
Telephone 401-331-0210
Fax 401421-6799

GRAHAM CARTER
&JENNINGS,PLC

CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)

Jack G. Jennings
Walter H. Graham
Michael J. Carter
Diane B. Carter

Independent Auditor's Report


To the Partners
Carriage Run Limited Partnership


We have audited the accompanying balance sheets of Carriage Run Limited Partnership (a Virginia limited partnership), FMHA Project No.:
54-049-621449686, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership' s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carriage Run Limited Partnership, FMHA Project No.: 54-049621449686, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Graham Carter
& Jennings, PLC
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


February 26, 1996

601 Thimble Shoals Boulevard Suite 201 Newport News, Virginia 23606 (804) 873-0767 Fax (804) 873-6938

                      DIXON, ODOM & CO.  L.L.P
                      Certified Public Accountants

                      INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarwood Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Cedarwood Apartments Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards Issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarwood Apartments United Partnership as of December 31, 1995 and 1994, and the results of Its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 1996 on our consideration of Cedarwood Apartments Limited Partnership's internal control structure and a report dated January 11, 1996 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.



January 11, 1996
Page 1

Dixon, Odom & Co., L.L.P.
Page 2

A Member of
Moores
Rowland
International
A Worldwide Association
of Independent Accounting Firms

1829 Eastchester Drive
P.O. Box 2646
High Point, NC 27261-2646
910-889-5156, Fax 910-889-6168

LAURIE A. LEE

CERTIFIED PUBLIC ACCOUNTANT

5446 BIRCHBROOK COURT
LAS VEGAS, NEVADA 89120

TELEPHONE:     (702) 456-2162


INDEPENDENT AUDITORS REPORT

To the Partners of

Chaparral Associates:
I have audited the balance sheets of Chaparral Associates, a Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 14, 1996 on my consideration of the Partnership's internal control structure and a report dated February 14, 1996 on its compliance with laws and regulations.

Laurie A. Lee
Page 2

The accompanying supplementary information (beginning on page 10) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


February 14, 1996

MEMBER:   AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND NEVADA
SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

COLE, EVANS & PETERSON
CERTIFIED PUBLIC ACCOUNTANTS
M.ALTON EVANS.JR..C.P.A.
PARTNER EMERITUS

WILLIAM JEFFERSON COLE, C.P.A. A.
WILLIAM PETERSON.C.P.A.
CAROL T. BARNES, C.P.A. A.
C. WILLIAM GERARDY JR..C.P. A.
BARRY S. SHIPP, C. P.A.
STEVEN W. HEDGEPETH, C.P A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A. R.
STEPHEN TILLEY, C.P.A.
BAILEY B. BAYNHAM, C. P. A.

JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY.  C.P.A.
DEBORAH N. SHIVERS, C.P.A.
JUDY C. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN.C.P.A.
TIMOTHY W. BORST, C. P.A.
RAYNELLE H. THOMPSON, C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC 0. SMITH, C.P.A.
PETER R. MOORE,C.P. A.
DAVID W. BULLOCK,C.P.A.

FIFTH FLOOR TRAVIS PLACE
POST OFFICE DRAWER 1768
SHREVEPORT, LOUISIANA 71166-1768

TELEPHONE (318) 222-6367
January 12, 1996
TELECOPIER (318) 425-4101

INDEPENDENT AUDITORS' REPORT

To the Partners
Colorado City Seniors,
A Limited Partnership
Mansfield, Louisiana

We have audited the accompanying balance sheets of Colorado City Seniors, A Limited Partnership at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion onthese financial statements based on our audit.

Cole, Evans & Peterson
Page 2

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado City Seniors, A Limited Partnership at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Cole, Evans & Peterson

COLE, EVANS & PETERSON
CERTIFIED PUBLIC ACCOUNTANTS

FIFTH FLOOR TRAVIS PLACE
POST OFFICE DRAWER 1768
SHREVEPORT, LOUISIANA 71166-1768

TELEPHONE (318) 222-8367
TELECOPIER (318) 425-4101

WILLIAM JEFFERSON COLE, C.P.A.
A.WILLIAM PETERSON, C.P.A.
CAROL T. BARNES, C.P.A.
C. WILLIAM GERARDY JR., C.P. A.
BARRY S. SHIPP, C. P. A,
STEVEN W. HEDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C. P. A.
BAILEY B. BAYNHAM, C.P.A.

JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
DEBORAH N. SHIVERS,C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN,C.P.A.
TIMOTHY W. BORST.C.P.A.
RAYNELLE H.THOMPSON,C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMOOY,C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE,C.P. A.

M.ALTON EVANS,JR.,C.P.A.
PARTNER EMERITUS

January 25, 1996

INDEPENDENT AUDITORS' REPORT


To the Partners
Cottonwood Apartment II,
  A Limited Partnership
Mansfield, Louisiana

We have audited the accompanying balance sheets of Cottonwood Apartments II, A Limited Partnership at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Cole, Evans & Peterson
Page 2

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.


An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Cottonwood Apartments II, A Limited Partnership at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Cole, Evans & Peterson

BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

Davis Village Apartments, Ltd.

(A Limited Partnership)

Inola, Oklahoma

We have audited the accompanying balance sheets of Davis Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-050-731398137 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davis Village Apartments, Ltd. at December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 1996, on our consideration of Davis Village Apartments, Ltd.'s internal control structure and a report dated January 11, 1996, on its compliance with laws and regulations.

Beall & Company, PLC
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 15 and 16 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, except for the effects of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



BEALL & COMPANY, PLC
Certified Public Accountants
Fort Smith, Arkansas
January 11, 1996

BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT

Davis Village Apartments, Ltd.

(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheet of Davis Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-050-731398137 as of December 31, 1993 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davis Village Apartments, Ltd. at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


BEALL & COMPANY
Certified Public Accountants

Fort Smith, Arkansas
February 12, 1994

C R I S P
H U G H E S
& CO., L.L.P
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


Independent Auditors' Report

To The Partners
Devenwood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Devenwood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devenwood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


January 12, 1996

1 Creekview Court P.O. Box 25849 * Greenville, South Carolina 29616 *
(864) 288-5544  FAX (864) 458-8519
Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham, Sylva, NC

Member of:
The American lnstitute of Certified Public Accountants, The Continental Association of CPA Firms, Inc.

The Intercontinental Accounting Association and The North Carolina and South Carolina Associations of CPAs

BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANT


INDEPENDENT AUDITORS, REPORT


Duncan Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheets of Duncan Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-069-731398138, as of December 31, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duncan Village Apartments, Ltd. at December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1996 on our consideration of Duncan Village Apartments, Ltd.'s internal control structure and a report dated January 12, 1996 on its compliance with laws and regulations.

Beall & Company, PLC
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 14 through 18 is presented for purpose of additional analysis and is not a required part of the basic financial statements. The information presented on pages 14 and 15 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such, does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, except for the effect of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

BEALL & COMPANY, PLC
Certified Public Accountants
Fort Smith, Arkansas
January 12, 1996

BEALL & COMPANY, PLC
CERTIFIED PUBUC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

Duncan Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheet of Duncan Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-069-731398138 as of December 31, 1993 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duncan Village Apartments, Ltd. at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


BEALL & COMPANY, PLC
Certified Public Accountants


Fort Smith, Arkansas
February 7, 1994

DAVID G. PELLICCIONE C.P.A., P.C.
POST OFFICE BOX 1
SAVANNAH, GEORGIA 31402

DELIVERY ADDRESS
202 EAST UBERTY STREET
TELEPHONE (912) 234-1999
SAVANNAH, GEORGIA 31401
FAX (912) 234-0139

MEMBER OF
AMERICAN INSTITUTE OF CPAs

INDEPENDENT AUDITORS' REPORT

To The Partners,
Edison Village Limited Partnership

We have audited the accompanying balance sheets of EDISON VILLAGE LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing, Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDISON VILLAGE LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming and opinion on the basic financial statements of EDISON VILLAGE LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of EDISON VILLAGE LIMITED PARTNERSHIP, taken as a whole.

Savannah, Georgia
February 24, 1995

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 20, 1996

INDEPENDENT AUDITORS''S REPORT


Partners
EXCELSIOR SPRINGS PROPERTIES, LP
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




Howe and Associates

David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Four Oaks Limited Partnership


We have audited the accompanying balance sheets of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and. the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the - Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. -An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in to the basic financial statements taken as a whole.

David C. Moja, C.P.A., P.C.                             .

March 11, 1996
Savannah, Georgia

McGEE & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners
Franklin Vista III, Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Franklin Vista, III, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista III, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996, on our consideration of the Partnership's internal control structure and a report dated January 19, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Franklin Vista III, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 19, 1996
Farmington, New Mexico

REGARDIE, BROOKS & LEWIS
CHARTERED
CERTIFIED PUBLIC ACCOUNTANTS

JEROME P. LEWIS CPA
JESSE A. KAISER, CPA
NATHAN J. ROSEN, CPA
PAUL J. GNATT, CPA
CELSO T. MATAAC, JR, CPA
PHILIP R. BAKER, CPA
DOUGLAS A. DOWLING, CPA

DAVID A. BROOKS, CPA CONSULTANT

BENJAMIN A. BROOKS, CPA (1897-1973)


7101 WISCONDIN AVENUE - BETHESDA, MARYLAND 20814
TEL (301) 654-9000
FAX (301) 656-3056


February 16, 1996

To the Partners

Friendship Village Limited Partnership
Bethesda, Maryland


    We have audited the accompanying balance sheets of Friendship Village Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partnership equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing standards, issued by the Comptroller
General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as eval-uating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

REGARDIE, BROOKS & LEWIS
Page 2

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial Position of Friendship Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Certified Public Accountants

NOVOGRADAC & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS

ATLANTA
LOS ANGELES
PORTLAND
SAN FRANCISCO

MICHAEL J. NOVOAGRADAC
RICHARD B HUTCHINS
JONE E. KRABRENSCHMIDT
HARRY ABRAM
WALTER C. McGILL,JR.
SCOTT J. HUBBARD
STEPHEN B.TRACY


Report of Independent Auditors

To the General Partner
Glenhaven Park Partners, A California Limited Partnership

We have audited the accompanying balance sheet of Glenhaven Park Partners, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenhaven Park Partners, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

February 16, 1996

425 MARKET STREET 7TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001

NOVOGRADAC & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS

ATLANTA
LOS ANGELES
PORTLAND
SAN FRANCISCO

MICHAEL J. NOVOAGRADAC
RICHARD B HUTCHINS
JONE E. KRABRENSCHMIDT
HARRY ABRAM
WALTER C. McGILL,JR.
SCOTT J. HUBBARD
STEPHEN B.TRACY


Report of Independent Auditors

To the General Partner
Haven Park Partners II, A California Limited Partnership

We have audited the accompanying balance sheet of Haven Park Partners II A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. . An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Park Partners II, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




February 16, 996

425 MARKET STREET 7TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001

NOVOGRADAC & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS

ATLANTA
LOS ANGELES
PORTLAND
SAN FRANCISCO

MICHAEL J. NOVOAGRADAC
RICHARD B HUTCHINS
JONE E. KRABRENSCHMIDT
HARRY ABRAM
WALTER C. McGILL,JR.
SCOTT J. HUBBARD
STEPHEN B.TRACY


Report of Independent Auditors


To the General Partner
Haven Park Partners III, A California Limited Partnership

We have audited the accompanying balance sheet of Haven Park Partners III, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haven Park Partners III, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


February 16, 1996

425 MARKET STREET 7TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001

NOVOGRADAC & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS

ATLANTA
LOS ANGELES
PORTLAND
SAN FRANCISCO

MICHAEL J. NOVOAGRADAC
RICHARD B HUTCHINS
JONE E. KRABRENSCHMIDT
HARRY ABRAM
WALTER C. McG]LL,JR.
SCOTT J. HUBBARD
STEPHEN B.TRACY


Report of Independent Auditors

To the General Partner
Haven Park Partners IV, A California Limited Partnership

We have audited the accompanying balance sheet of Haven Park Partners IV, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Haven Park Partners IV, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


February 16, 1996


425 MARKET STREET 7TH FLOOR SAN FRANCISCO CALIFORNIA 94105 TELEPHONE (415) 356-8000 FACSIMILE (415) 356-8001

John C. Gautreau, II, CPA*
J. Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

A Professional Accounting Corporation
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Hessmer Village Partnership

We have audited the accompanying balance sheets of Hessmer Village Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the respond-sibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hessmer Village Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Hessmer village Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996


P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Hillmont Village Limited Partnership


We have audited the accompanying balance sheets of Hillmont Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillmont Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in the basic financial statements taken as a whole.


David C. Moja, C.P.A., P.C.

March 11, 1996
Savannah, Georgia

COLE, EVANS & PETERSON
CERTIFIED PUBLIC ACCOUNTANTS

FIFTH FLOOR TRAVIS PLACE
POST OFFICE DRAWER 1768
SHREVEPORT, LOUISIANA 71166-1768
TELEPHONE (318) 222-8367
TELECOPIER (318) 425-4101

WILLIAM JEFFERSON COLE, C.P.A.
WILLIAM PETERSON.C.P.A.
CAROL T. BARNES, C.P.A.
C. WILLIAM GERARDY,JR.,C.P.A.
BARRY S. SHIPP, C.P.A.
STEVEN W. HEDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A. R.
STEPHEN  TILLEY, C.P.A.
BAILEY B. BAYNHAM, C.P.A.

JOHN A. CASKEY, C. P. A.
ROBERT A. BUSBY.  C.P.A.
DEBORAH N. SHIVERS.C.P.A.
JUDY E. MONCRIEF.  C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST, C.P.A.
RAYNELLE H.THOMPSON,C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC D. SMITH.  C.P.A.
PETER R. MOORE,C.P. A.


January 17, 1996

                      INDEPENDENT AUDITORS' REPORT


To the Partners
Hughes Springs Seniors Apartments,

A Limited Partnership
Mansfield, Louisiana

We have audited the accompanying balance sheets of Hughes Springs Seniors Apartments, A Limited Partnership at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Cole, Evans & Peterson
Page 2

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
statements are free of material misstatement.   An audit includes examining,
on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Springs Seniors Apartments, A Limited Partnership at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1996 on our consideration of Hughes Springs Seniors Apartment's internal control structure and a report dated January 17, 1996 on its compliance with laws and regulations.




Cole, Evans & Peterson

GRAHAM CARTER & JENNINGS, P.C..
CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)

Jack G. Jennings
Walter H. Graham
Michael J. Carter
Diane B. Carter

                      Independent Auditor'S Report




To the Partners
Jarratt Limited Partnership


We have audited the accompanying balance sheets of Jarratt Limited Partnership (a Virginia limited partnership), FMHA Project No.: 55-014-541507373, as of December 31, 1995 and 1994, and the related statements of operations, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jarratt Limited Partnership, FMHA Project No. : 55-014-541507373, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Graham Carter
& Jennings, PLC
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



601 Thimble Shoals Boulevard
Suite 201 Newport News, Virginia 23606
(804) 873-0767    Fax (804) 873-6938

February 26, 1996

CARTER & JENNINGS,     P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)

Jack G. Jennings
Michael J. Carter

11832-B Canon Boulevard
Newport News, Virginia 23606
(804) 873-0767   Facsimile (804) 873-0874

Independent Auditor's Report

To the Partners
Jarratt Limited Partnership

We have audited the accompanying balance sheets of Jarratt Limited Partnership (a Virginia limited partnership), FMHA Project No.: 55-014-541507373, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jarratt Limited Partnership, FMHA Project No.: 55-014- 541507373, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

CARTER & JENNINGS,     P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Newport News, VIRGINIA
February 3, 1995

PAGE 2 OF 2

THOERNER & TOMA

CERTIFIED PUBLIC ACCOUNTANTS

17762 MITCHELL NORTH - SUITE D
IRVINE CA 92714-6802
TEL (714) 863-9900
FAX (714) 863-9926


INDEPENDENT AUDITORS' REPORT

To the Partners
La Gema Del Barrio,
A California Limited Partnership


We have audited the accompanying balance sheets of La Gema Del Barrio, a California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Gema Del Barrio, A California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners, equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 6 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


April 4, 1996

PLANTE & MORAN,LLP

1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500

Certified Public Accountants
Management Consultants

517-332-6200
FAX 517-332-8502

Independent Auditor's Report

To the Partners
Lakeview Meadows Limited
Dividend Housing Association
Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 874, as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows Limited Dividend Housing Association Limited Partnership as of December 3 1, 1995 and 1994, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Plante & Morgan, LLP
Page 2 of 2

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1996, on our consideration of the Partnership's internal control structure and a report dated January 15, 1996, on its compliance with laws and regulations.

January 15, 1996

A member of
Moores
Rowland
International
A association of independent accounting firms

THE GAUTREAU GROUP, LLC
CERTIFIED PUBLIC ACCOUNTANTS

John C. Gautreau, II, CPA*
J.Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

*A Professional Accounting Corporation


Independent Auditors' Report

To the Partners of
Marion Manor Partnership

We have audited the accompanying balance sheets of Marion Manor Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marion Manor Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Marion Manor Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996
P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

HM&R P.C
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Montague Place Limited Partnership
Lansing, Michigan

We have audited the accompanying balance sheets of Montague Place Limited Partnership (a Michigan limited partnership), FMHA Project. No. 26-079-0382937919 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montague Place Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been ubjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Henderson, Miller & Robbins, P.C.

Lansing, Michigan
February 19, 1996

HENDERSON, MILLER & ROBBINS, P.C.. 1375 S. WASHINGTON AVE.  LANSING, MI 48910
(517) 372-6565 fax (517) 372-6571

LAURIE A. LEE

CERTIFIED PUBLIC ACCOUNTANT

5446 BIRCHBROOK COURT
LAS VEGAS, NEVADA 89120
TELEPHONE:     (702) 456-2162





INDEPENDENT AUDITORS REPORT

To the Partners of

Navapai Associates:

I have audited the balance sheets of Navapai Associates, a Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 14, 1996 on my consideration of the Partnership's internal control structure and a report dated February 14, 1996 on its compliance with laws and regulations.

Laurie A. Lee
Page 2 0f 2

The accompanying supplementary information (beginning on page 10) is presented for purposes of additional analysis and is not a required partof the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 14, 1996

MEMBER: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND
NEVADA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

THE GAUTREAU GROUP, LLC
CERTIFIED PUBLIC ACCOUNTANTS

John C. Gautreau, II, CPA*
J. Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

*A Professional Accounting Corporation

Independent Auditors' Report

To the Partners of
Newellton Place Partnership

We have audited the accompanying balance sheets of Newellton Place Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newellton Place Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Newellton Place Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Oakland Village Limited Partnership

We have audited the accompanying balance sheets of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in ion to the basic financial statements taken as a whole.



David C. Moja, C.P.A.

March 12, 1996
Savannah, Georgia

BEALL & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS




INDEPENDENT AUDITORS' REPORT



Okemah Village Apartments, Ltd.

(A Limited Partnership)

Inola, Oklahoma

We have audited the accompanying balance sheets of okemah Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-054-731398143 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okemah Village Apartments, Ltd. at December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1996 on our consideration of Okemah Village Apartments, Ltd.'s internal control structure and a report dated January 12, 1996 on its compliance with laws and regulations.







Page 1 0f 2

Beall & Company, PLC
Page 2 of 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 14 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 14 and 15 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, except for the effects of excluding the items described above, is fairly stated in allmaterial respects in relation to the basic financial statements taken as a whole.



BEALL & COMPANY, P.C.
Certified Public Accountants
Fort Smith, Arkansas
January 12, 1996

BEALL & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

Okemah Village Apartments, Ltd.

(A Limited Partnership)
Inola, Oklahoma



We have audited the accompanying balance sheet of Okemah Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-054731398143 as of December 31, 1993 and the related statements of operations, partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okemah Village Apartments, Ltd. at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



BEALL & COMPANY, P.C.
Certified Public Accountants


Fort Smith, Arkansas
February 2, 1994

DIAXON ODOM & CO.,L.L.P
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Ridge Elderly Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes examining, on a test basis, evidence supporting the amounts and disclosures In the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 Is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied In the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

A Member of
Moores
Rowland
A worldwide Association
of Independent Accounting Firms

1829 Eastchester Drive P.O. Box 2646 High Point, NC 27261-2646 910-889-5156,
Fax 910-889-6168

Bob T. Robinson
Certified Public Accountant

2084 Dunbarton Drive
Jackson, Mississippi 39216

(601) 982-3875

To the Partners
Scott Partners, A Louisiana Partnership in Commendam

Independent Auditor's Report

I have audited the accompanying balance sheet of Scott Partners, A Louisiana Partnership in Commendam as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott Partners, A Louisiana Partnership in Commendam as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basis financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Jackson, Mississippi
March 13, 1996

Bob T. Robinson
Certified Public Accountant



(601) 982-3875
2084 Dunbarton Drive
Jackson. Mississippi 39216

To the partners

Scott Partners, A Louisiana Partnership in Commendam

Independent Auditor's Report

I have audited the accompanying balance sheet of Scott Partners, A Louisiana Partnership in Commendam as of December 31, 1993 and 1992, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott Partners, A Louisiana Partnership in Commendam as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing Procedures applied in the audits of the basis financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Jackson, Mississippi
February 15, 1994

HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 28, 1996

INDEPENDENT AUDFTOR'S REPORT

Partners
SMITHVILLE PROPERTIES, LP
Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Howe and Associates, PC

BCC
Braunsdorf, Carlson and Clinkinbeard
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL Association

990 SW Fairlawn, Topeka, Kansas 66606-2384 * 913 272-3176
FAX 913 272-2903

DAVID L. BRAUNSDOPF. CPA
GARY D.BASOM. CPA
GERRY F. CARLSON. CPA
MARGE S. CARLSONON. CPA
STEVE CLINKINBEARD. CPA
DOUGLAS W. GLENN, CPA
DAVID N. ALLISON. CPA
ROYCE C JANSSEN.  CPA
MICHEAL E. RUHLMAN. CPA
CHERYL J.PAGE. CPA
D. THAD SULLIVAN. CPA
DENISE J.PETERSON. CPA
KIRK W. WIESNER. CPA
MICHAEL D.SCHIRMER. CPA
JAMES R. SHOWALTER. CPA

EDWARD D. FENTON. PRINICPAL
DOUGLAS K. STACKEN. ISC


INDEPENDENT AUDITORS' REPORT

To the Partners
Sioux Falls Housing Associates One Limited Partnership

We have audited the accompanying balance sheets of Sioux Falls Housing One Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1993 and for the period from May 6, 1992 (date of inception) through December 31, 1992. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall f financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Braunsdorf, Carlson and Clinkinbeard
Certified Public Accountants
A Professional Association


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sioux Falls Housing One Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-13 - I-14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Braunsdorf, Carlson and Clinkinbeard, CPA'S, P.A.
Topeka, Kansas
January 27, 1994
97423A

Members of the American Institute of Certified Public Accountants
Harcourt Brace Professional Publishing CPA Digest 50 Award 1993 - 1992 - 1991

page 2 of 2

FRIEDMAN & FULLER, PC
Certified Public Accountants
Management Consultants

FF Profitable Ideas for Growing Businesses

2400 Research Boulevard
Suite 250
Rockville, Maryland
20850-3243

Telephone (301) 921-8000
FAX (301)921-4700
Email: info@ffgroup,com
URL: http://www.ffgroup.com

INDEPENDENT AUDITOR'S REPORT

To the Partners
Stanardsville Village
Limited Partnership

FMHA No. 54-048-0541523939
North Main Street
Stanardsville, Virginia 22973

We have audited the accompanying balance sheets of Stanardsville Village Limited Partnership, FMHA No. 54-048-0541523939 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital
(deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanardsville Village Limited Partnership, FMHA No. 54-048-0541523939 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Friedman & Fuller, PC
Certified Public Accountants
Management Consultants


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 2, 1996



Page 2 of 2

David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Summer Lane Limited Partnership


We have audited the accompanying balance sheets of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of, December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December.31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a' whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in inion, is fairly presented in all material respects in on to the basic financial statements taken as a whole.


DAVID C. MOJA, C.P.A., P.C

March 11, 1996
Savannah, Georgia

GRAHAM CARTER & JENNINGS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)
Jack G. Jennings
Walter H. Graham
Michael J. Carter
Diane B. Carter

Independent Auditor's Report

To the Partners

Victoria Limited Partnership

We have audited the accompanying balance sheets of Victoria Limited Partnership (a Virginia limited partnership) , FMHA Project No. : 54-067-541518059, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited Partnership, FMHA Project No.: 54-067-541518059, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 26, 1996

601 Thimble Shoals Boulevard      Suite 201    Newport News, Virginia 23606
(804) 873-0767    Fax (804) 873-6938

CARTER & JENNINGS,     P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Harold D. Carter (1931-1993)
Jack G. Jennings
Michael J. Carter

11832-B Canon Boulevard
Newport News, Virginia 23606
(804) 873-0767
Facsimile (804) 873-0874

Independent Auditor's Report

To the Partners
Victoria Limited Partnership

We have audited the accompanying balance sheets of Victoria Limited Partnership (a Virginia limited partnership), FMHA Project No.:
54-067-541518059, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited Partnership, FMHA Project No.: 54-067- 541518059, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Newport News, Virginia
February 3, 1995

MCMILLAN, PATE & KING, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
615 OBERLIN ROAD, SUITE 200
RALEIGH, NC 27605

INDEPENDENT AUDITORS' REPORT

Partners
Village Terrace Limited Partnership

We have audited the balance sheet of Village Terrace Limited Partnership as of December 31, 1995 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Village Terrace Limited Partnership as of December 31, 1994, were audited by other auditors who have ceased operations and whose report dated February 13, 1995, expressed an unqualified opinion on those statements.

McMillan, Pate & Robertson, Certified Public Accountants, a North Carolina partnership, ceased business operations on February 29, 1996. In accordance with North Carolina General Statutes and the North Carolina Accountancy Rules, the Company directed its records to be transferred to McMillan, Pate & King, L.L.P., which commenced business operations on March 1, 1996. Incomplete accounting and tax services of McMillan, Pate & Robertson are being completed by McMillan, Pate & King, L.L.P.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Terrace Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



February 2, 1996
and March 1, 1996

JAMES KNUTZEN & ASSOCIATES, C.P.A.'s, PA
SUITE 230
3100 UNIVERSITY BOULEVARD SOUTH
JACKSONVILLE, FLORIDA 32216
(904) 725-5832 FAX (904) 727-6835

MEMBER OF AMERICAN AND
FLORIDA CERTIFIED PUBLIC ACCOUNTANTS

James Knutzen, C.P.A., M.B.A
Christina F. Gibson.C.P.A.
Raju Iyer. C.P.A
Gregory Korn. C.P.A.
Todd Middlemas. C.P.A.
Wilson Trammell, C.P.A.

CERTIFIED PUBLIC ACCOUNTANTS


                      INDEPENDENT AUDITORS' REPORT

To the Partners of
Wildwood Terrace, Ltd.

We have audited the accompanying balance sheets of Wildwood Terrace, Ltd. (a Florida Limited Partnership), FMHA Project No.: 09-060-0593009334, as of December 31, 1994 and 1993 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Terrace, Ltd. (a Florida Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, partners' capital, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

James Knutzen & Associates
C.P.A.'s, P.A.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 15
- - 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


JAMES KNUTZEN & ASSOCIATES, C.P.A'S P.A
JACKSONVILLE, FLORIDA
FEBRUARY 9, 1995




Page 2 of 2

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Woodfield Commons Limited Partnership

We have audited the accompanying balance sheets of Woodfleld Commons Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodfield Commons Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS
January 17, 1996

2411 N.HILLCREST PARKWAY, P.O. BOX 810, EAST CLAIRE, W 54702-0810 * PHONE
(715) 832-3425 * FAX (715) 832-1665

MAHONEY ULBRICH CHRISTIANSEN RUSS P.A

MEMBERS
American Institute of Certified Accountants
Minnesota Society of Certified Public Accountants

Suite 800 Capital Center
386 North Wabasha
Saint Paul, Minnesota 55102

Telephone 612-227-6695
Facsimile 612-227-9796

To the Partners
Zinsmaster Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Zinsmaster Limited Partnership (FMHA Project No. 88-R-029) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zinsmaster Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Saint Paul, Minnesota
January 24, 1996

TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726

(810) 626-3800
Fax No. (810) 626-2276

ELY TAMA, CPA*
JEFFREY F. BUDAJ, CPA
- ----------------------
BARTON A. LOWN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDON, CPA
JOHN W. WEIPERT, CPA
* Also Licensed in Florida And South Carolina

MEMBERS
- -------
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners of
Rosewood Manor, Ltd.

We have audited the accompanying balance sheet of ROSEWOOD MANOR, LTD. as of December 31, 1993, and the related statements of operations, changes in partners' capital (deficit) and cash flows - project operations for the year then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ROSEWOOD MANOR, LTD. as of December 31, 1992, were audited by other auditors whose report darted February 5, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

TAMA AND BUDAJ, P.C.
Page 2

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ROSEWOOD MANOR, LTD., as of December 31, 1993, and the results of its operations and its cash flows for the year then ended.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 13 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 14 through 16.


TAMA AND BUDAJ, P C.
Farmington Hills, Michigan
February 9, 1994

TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800
Fax No. (810) 626-2276

ELY TAMA, CPA*
JEFFREY F. BUDAJ, CPA
- ----------------------
BARTON A. LOWN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDON, CPA
JOHN W. WEIPERT, CPA
* Also Licensed in Florida And South Carolina

MEMBERS
- -------
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners of
Rosewood Manor, Ltd.

We have audited the accompanying balance sheet of ROSEWOOD MANOR, LTD. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the year then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ROSEWOOD MANOR, LTD., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

TAMA AND BUDAJ, P.C.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 17 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.


TAMA AND BUDAJ, P C.
Farmington Hills, Michigan
February 9, 1996

J. MARC HILL
CERTIFIED PUBLIC ACCOUNTANT
12700 PRESTON ROAD, SUITE 185
DALLAS, TEXAS 75230

June 9, 1995

To the Partners of
One Northridge Limited Partnership

INDEPENDENT AUDITOR'S REPORT LETTER
- -----------------------------------

I have audited the accompanying balance sheets of One Northridge Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, cash flows and partners' equity (deficit) for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Northridge Limited Partnership as of December 31, 1994 and 1993 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included is for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


J. Marc Hill
Certified Public Accountant

J. MARC HILL
CERTIFIED PUBLIC ACCOUNTANT
12700 PRESTON ROAD, SUITE 185
DALLAS, TEXAS 75230

April 8, 1996

To the Partners of
One Northridge Limited Partnership

INDEPENDENT AUDITOR'S REPORT LETTER
- -----------------------------------

I have audited the accompanying balance sheets of One Northridge Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, cash flows and partners' equity (deficit) for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis or my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Northridge Limited Partnership as of December 31, 1995 and 1994 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included is for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


J. Marc Hill
Certified Public Accountant

SADLER & LEBOWITZ
Certified Public Accountants
3000 Marcus Avenue
Lake Success, N.Y. 11042

516-352-0400
Fax 516-352-0494

MEMBERS
- -------

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW YORK SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Robert B. Lebowitz, CPA
Melvin R. Sadler, CPA

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Bridge Coalition Limited Partnership

We have audited the balance sheet of Bridge Coalition Limited Partnership as of December 31, 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bridge Coalition Limited Partnership as of December 31, 1992, were audited by other auditors whose report, dated February 8, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly in all material respects, the financial position of Bridge Coalition Limited Partnership as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Lake Success, New York
February 2, 1994

SADLER & LEBOWITZ
Certified Public Accountants
3000 Marcus Avenue
Lake Success, N.Y. 11042

516-352-0400
Fax 516-352-0494

MEMBERS
- -------

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW YORK SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Robert B. Lebowitz, CPA
Melvin R. Sadler, CPA

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Bridge Coalition Limited Partnership

We have audited the balance sheet of Bridge Coalition Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bridge Coalition Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Lake Success, New York
May 1, 1996

STEWART And KERR, PA
Certified Public Accountants
6817 Falls of Neuse Road, Suite 106
Raleigh, North Carolina 27615

(919) 676-3115
Fax (919) 676-3866

MEMBER
- ------

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NORTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS
- --------------------------------------------------------

To the Partners
St. Barnabas Ridge Limited Partnership
d/b/a Snow Hill Ridge Apartments
Raleigh, North Carolina


We have audited the accompanying balance sheets of St. Barnabas Ridge Limited Partnership d/b/a Snow Hill Ridge Apartments, as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of St. Barnabas Ridge Limited Partnership d/b/a Snow Hill Ridge Apartments as of December 31, 1994 were audited by other auditors whose report dated January 24, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis or our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Barnabas Ridge Limited Partnership d/b/a Snow Hill Ridge Apartments as of December 31, 1995, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

STEWART AND KERR, PA
Page 2

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1996 on our consideration of St. Barnabas Ridge Limited Partnership d/b/a Snow Hill Ridge Apartments internal control structure and a report dated February 11, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the 1995 financial statements taken as a whole. The accompanying information on Pages 11-12 is presented for the purposes of additional analysis and is not a required part of the financial statements of St. Barnabas Ridge Limited Partnership d/b/a Snow Hill Ridge Apartments. Such 1995 information has been subjected to the auditing procedures applied in the audit of the 1995 financial statements and, in our opinion, is fairly presented in all material respects in relation to the 1995 financial statements taken as a whole.


Raleigh, North Carolina
February 11, 1996

           Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                          March 31, 1996 and 1995

                                                           Total
                                                  -----------------------
                                                    1996          1995
                                                    ----          ----
                                  ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes B and D)                   $80,065,183   $93,408,771

OTHER ASSETS
  Cash and cash equivalents (note E)               1,862,286     2,298,689
  Notes receivable (note F)                        1,168,584     1,168,584
  Deferred acquisition costs, net of accumulated
    amortization (notes A and C)                   1,286,884     1,168,917
  Organization costs, net of
    accumulated amortization (note A)                  9,828        71,097
  Other                                            1,093,447     1,485,331
                                                  ----------    ----------

                                                 $85,486,212   $99,601,389
                                                  ==========    ==========


                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $    14,877   $    65,708
  Accounts payable - affiliates (note B)           9,118,716     6,575,076
  Capital contributions payable (note C)           1,920,536     2,749,586
                                                  ----------    ----------

                                                  11,054,129     9,390,370
                                                  ----------    ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 20,000,000 authorized
      beneficial assignee certificates (BAC),
      $10 stated value, 18,679,738 issued and
      outstanding to the assignees at March 31,
      1996 and 1995                                        -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor
      limited partner, 18,679,738 issued and
      outstanding at March 31, 1996 and 1995      75,304,476    90,925,623
  General Partner                                   (872,393)     (714,604)
                                                  ----------    ----------

                                                  74,432,083    90,211,019
                                                  ----------    ----------

                                                 $85,486,212   $99,601,389
                                                  ==========    ==========
                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                          March 31, 1996 and 1995

                                                          Series 7
                                                         --------
                                                    1996            1995
                                                    ----            ----
                                  ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes B and D)                    $2,897,708    $3,767,285

OTHER ASSETS
  Cash and cash equivalents (note E)                   4,874        14,044
  Notes receivable (note F)                                -             -
  Deferred acquisition costs, net of
    accumulated amortization (notes A and C)               -             -
  Organization costs, net of
    accumulated amortization (note A)                      -             -
  Other                                               16,450        16,450
                                                   ---------     ---------

                                                  $2,919,032    $3,797,779
                                                   =========     =========


                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses           $        -    $        -
  Accounts payable - affiliates (note B)             590,023       467,938
  Capital contributions payable (note C)                   -             -
                                                   ---------     ---------

                                                     590,023       467,938
                                                   ---------     ---------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 20,000,000 authorized
      beneficial assignee certificates (BAC),
      $10 stated value, 1,036,100 issued and
      outstanding to the assignees at March 31,
      1996 and 1995                                        -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor
      limited partner, 1,036,100 issued and
      outstanding at March 31, 1996 and 1995       2,395,645     3,386,469
  General Partner                                    (66,636)      (56,628)
                                                   ---------     ---------

                                                   2,329,009     3,329,841
                                                   ---------     ---------

                                                  $2,919,032    $3,797,779
                                                   =========     =========

                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                          March 31, 1996 and 1995

                                                         Series 9
                                                         --------
                                                    1996          1995
                                                    ----          ----
                                  ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes B and D)                   $15,204,634   $18,039,825

OTHER ASSETS
  Cash and cash equivalents (note E)                 658,264       712,489
  Notes receivable (note H)                                -             -
  Deferred acquisition costs, net of accumulated
    amortization (notes A and C)                      23,052             -
  Organization costs, net of
    accumulated amortization (note A)                      -             -
  Other                                               12,351        98,012
                                                  ----------    ----------

                                                 $15,898,301   $18,850,326
                                                  ==========    ==========


                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $         -   $         -
  Accounts payable - affiliates (note B)           2,306,757     1,722,093
  Capital contributions payable (note C)              99,610       255,673
                                                  ----------    ----------

                                                   2,406,367     1,977,766
                                                  ----------    ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 20,000,000 authorized
      beneficial assignee certificates (BAC),
      $10 stated value, 4,178,029 issued and
      outstanding to the assignees at March 31,
      1996 and 1995                                        -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor
      limited partner, 4,178,029 issued and
      outstanding at March 31, 1996 and 1995      13,717,355    17,064,175
  General Partner                                   (225,421)     (191,615)
                                                  ----------    ----------

                                                  13,491,934    16,872,560
                                                  ----------    ----------

                                                 $15,898,301   $18,850,326
                                                  ==========    ==========

                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                          March 31, 1996 and 1995

                                                         Series 10
                                                         ---------
                                                    1996          1995
                                                    ----          ----
                                  ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes B and D)                   $10,398,970   $11,920,883

OTHER ASSETS
  Cash and cash equivalents (note E)                 152,625       183,187
  Notes receivable (note F)                                -             -
  Deferred acquisition costs, net of accumulated
    amortization (notes A and C)                      91,197             -
  Organization costs, net of
    accumulated amortization (note A)                      -         6,966
  Other                                               38,979        39,248
                                                  ----------    ----------

                                                 $10,681,771   $12,150,284
                                                  ==========    ==========


                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $         -   $         -
  Accounts payable - affiliates (note B)           1,628,452     1,257,048
  Capital contributions payable (note C)                   -        10,014
                                                  ----------    ----------

                                                   1,628,452     1,267,062
                                                  ----------    ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 20,000,000 authorized
      beneficial assignee certificates (BAC),
      $10 stated value, 2,428,925 issued and
      outstanding to the assignees at March 31,
      1996 and 1995                                        -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor
      limited partner, 2,428,925 issued and
      outstanding at March 31, 1996 and 1995       9,173,599    10,985,203
  General Partner                                   (120,280)     (101,981)
                                                  ----------    ----------

                                                   9,053,319    10,883,222
                                                  ----------    ----------

                                                 $10,681,771   $12,150,284
                                                  ==========    ==========

                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                          March 31, 1996 and 1995

                                                         Series 11
                                                         ---------
                                                    1996          1995
                                                    ----          ----
                                  ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes B and D)                   $10,593,335   $12,364,385

OTHER ASSETS
  Cash and cash equivalents (note E)                 233,619       147,072
  Notes receivable (note F)                                -             -
  Deferred acquisition costs, net of accumulated
    amortization (notes A and C)                      46,224             -
  Organization costs, net of
    accumulated amortization (note A)                      -         8,365
  Other                                               35,844        24,398
                                                  ----------    ----------

                                                 $10,909,022   $12,544,220
                                                  ==========    ==========


                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $         -   $         -
  Accounts payable - affiliates (note B)             974,392       648,713
  Capital contributions payable (note C)              27,528        27,528
                                                  ----------    ----------

                                                   1,001,920       676,241
                                                  ----------    ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 20,000,000 authorized
      beneficial assignee certificates (BAC),
      $10 stated value, 2,489,599 issued and
      outstanding to the assignees at March 31,
      1996 and 1995                                        -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor
      limited partner, 2,489,599 issued and
      outstanding at March 31, 1996 and 1995      10,022,716    11,963,984
  General Partner                                   (115,614)      (96,005)
                                                  ----------    ----------

                                                   9,907,102    11,867,979
                                                  ----------    ----------

                                                 $10,909,022   $12,544,220
                                                  ==========    ==========
                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                          March 31, 1996 and 1995

                                                         Series 12
                                                         ---------
                                                    1996          1995
                                                    ----          ----
                                  ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes B and D)                   $13,899,593   $16,087,796

OTHER ASSETS
  Cash and cash equivalents (note E)                 167,568       195,421
  Notes receivable (note F)                                -             -
  Deferred acquisition costs, net of accumulated
    amortization (notes A and C)                     352,896       366,212
  Organization costs, net of
    accumulated amortization (note A)                      -         6,626
  Other                                               52,141        44,452
                                                  ----------    ----------

                                                 $14,472,198   $16,700,507
                                                  ==========    ==========


                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $         -   $         -
  Accounts payable - affiliates (note B)           1,245,117       861,848
  Capital contributions payable (note C)              87,835        87,835
                                                  ----------    ----------

                                                   1,332,952       949,683
                                                  ----------    ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 20,000,000 authorized
      beneficial assignee certificates (BAC),
      $10 stated value, 2,972,795 issued and
      outstanding to the assignees at March 31,
      1996 and 1995                                        -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor
      limited partner, 2,972,795 issued and
      outstanding at March 31, 1996 and 1995      13,265,112    15,850,574
  General Partner                                   (125,866)      (99,750)
                                                  ----------    ----------

                                                  13,139,246    15,750,824
                                                  ----------    ----------

                                                 $14,472,198   $16,700,507
                                                  ==========    ==========

                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                          March 31, 1996 and 1995

                                                         Series 14
                                                         ---------
                                                    1996          1995
                                                    ----          ----
                                  ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes B and D)                   $27,070,943   $31,228,597

OTHER ASSETS
  Cash and cash equivalents (note E)                 645,336     1,046,476
  Notes receivable (note F)                        1,168,584     1,168,584
  Deferred acquisition costs, net of accumulated
    amortization (notes A and C)                     773,515       802,705
  Organization costs, net of
    accumulated amortization (note A)                  9,828        49,140
  Other                                              937,682     1,262,771
                                                  ----------    ----------

                                                 $30,605,888   $35,558,273
                                                  ==========    ==========


                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $    14,877   $    65,708
  Accounts payable - affiliates (note B)           2,373,975     1,617,436
  Capital contributions payable (note C)           1,705,563     2,368,536
                                                  ----------    ----------

                                                   4,094,415     4,051,680
                                                  ----------    ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 20,000,000 authorized
      beneficial assignee certificates (BAC),
      $10 stated value, 5,574,290 issued and
      outstanding to the assignees at March 31,
      1996 and 1995                                        -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor
      limited partner, 5,574,290 issued and
      outstanding at March 31, 1996 and 1995      26,730,049    31,675,218
  General Partner                                   (218,576)     (168,625)
                                                  ----------    ----------

                                                  26,511,473    31,506,593
                                                  ----------    ----------

                                                 $30,605,888   $35,558,273
                                                  ==========    ==========

                     See notes to financial statements

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                 Years ended March 31, 1996, 1995 and 1994




                                                   Total
                                    -------------------------------------
                                       1996         1995         1994
                                       ----         ----         ----
Income
  Interest income                   $    65,468 $     72,623 $    371,989
  Miscellaneous income                        -        6,100       13,326
                                     ----------  -----------  -----------

                                         65,468       78,723      385,315
                                     ----------  -----------  -----------
Share of losses from operating
  limited partnerships              (12,992,069) (14,053,018) (15,080,553)
                                     ----------  -----------  -----------
Expenses
  Professional fees                     221,999      216,816      221,775
  Partnership management fee
    (note B)                          2,356,546    2,296,779    2,282,405
  Amortization (note A)                 109,832      117,259      138,350
  General and administrative
    expenses (note B)                   163,958      245,194      378,790
                                     ----------  -----------  -----------

                                      2,852,335    2,876,048    3,021,320
                                     ----------  -----------  -----------

          NET LOSS                 $(15,778,936)$(16,850,343)$(17,716,558)
                                     ==========  ===========  ===========


Net loss allocated to general
  partner                          $   (157,789)$   (168,503)$   (177,166)
                                    ===========  ===========  ===========


Net loss allocated to assignees    $(15,621,147)$(16,681,840)$(17,539,392)
                                    ===========  ===========  ===========


Net loss per BAC                   $       (.84)$       (.89)$       (.94)
                                     ==========  ===========  ===========









                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                 Years ended March 31, 1996, 1995 and 1994


                                                   Series 7
                                      -----------------------------------

                                       1996         1995         1994
                                       ----         ----         ----
Income
  Interest income                    $      216    $     429  $    50,364
  Miscellaneous income                        -          650          650
                                      ---------     --------   ----------

                                            216        1,079       51,014
                                      ---------     --------   ----------
Share of losses from operating
  limited partnerships                 (867,319)    (839,141)  (1,386,162)
                                      ---------     --------   ----------
Expenses
  Professional fees                      19,823       18,723        7,968
  Partnership management fee
    (note B)                            107,256      108,653      109,457
  Amortization (note A)                       -        3,133        7,567
  General and administrative
    expenses (note B)                     6,650       11,644       12,555
                                      ---------     --------   ----------

                                        133,729      142,153      137,547
                                      ---------     --------   ----------

          NET LOSS                   $1,000,832    $(980,215) $(1,472,695)
                                      =========     ========   ==========


Net loss allocated to general
  partner                            $  (10,008)   $  (9,802) $   (14,727)
                                      =========     ========   ==========


Net loss allocated to assignees      $ (990,824)   $(970,413) $(1,457,968)
                                      =========     ========   ==========


Net loss per BAC                     $     (.96)   $    (.94) $     (1.41)
                                      =========     ========   ==========










                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                 Years ended March 31, 1996, 1995 and 1994


                                                 Series 9
                                    ------------------------------------

                                       1996         1995         1994
                                       ----         ----         ----
Income
  Interest income                   $    25,217  $    12,715  $    84,014
  Miscellaneous income                        -        1,150        3,150
                                     ----------   ----------   ----------

                                         25,217       13,865       87,164
                                     ----------   ----------   ----------
Share of losses from operating
  limited partnerships               (2,777,350)  (3,302,891)  (3,094,592)
                                     ----------   ----------   ----------
Expenses
  Professional fees                      35,155       37,350       37,147
  Partnership management fee
    (note B)                            560,971      544,340      521,108
  Amortization (note A)                     870       14,858       29,715
  General and administrative
    expenses (note B)                    31,497       49,687       61,293
                                     ----------   ----------   ----------

                                        628,493      646,235      649,263
                                     ----------   ----------   ----------

          NET LOSS                  $(3,380,626) $(3,935,261) $(3,656,691)
                                     ==========   ==========   ==========


Net loss allocated to general
  partner                           $   (33,806) $   (39,353) $   (36,567)
                                     ==========   ==========   ==========


Net loss allocated to assignees     $(3,346,820) $(3,895,908) $(3,620,124)
                                     ==========   ==========   ==========


Net loss per BAC                    $      (.80) $      (.93) $      (.87)
                                     ==========   ==========   ==========










                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                 Years ended March 31, 1996, 1995 and 1994


                                                 Series 10
                                     ------------------------------------

                                        1996         1995         1994
                                        ----         ----         ----
Income
  Interest income                    $    4,445  $     4,067  $    44,447
  Miscellaneous income                        -          950        2,063
                                      ---------   ----------   ----------

                                          4,445        5,017       46,510
                                      ---------   ----------   ----------
Share of losses from operating
  limited partnerships               (1,426,332)  (1,631,850)  (1,714,242)
                                      ---------   ----------   ----------
Expenses
  Professional fees                      30,562       31,623       32,811
  Partnership management fee
    (note B)                            343,505      322,413      335,618
  Amortization (note A)                  10,407       16,717       16,717
  General and administrative
    expenses (note B)                    23,542       37,434       47,895
                                      ---------   ----------   ----------
                                        408,016      408,187      433,041
                                      ---------   ----------   ----------

          NET LOSS                  $(1,829,903) $(2,035,020) $(2,100,773)
                                     ==========   ==========   ==========


Net loss allocated to general
  partner                           $   (18,299) $   (20,350) $   (21,008)
                                     ==========   ==========   ==========


Net loss allocated to assignees     $(1,811,604) $(2,014,670) $(2,079,765)
                                     ==========   ==========   ==========


Net loss per BAC                    $      (.75) $      (.83) $      (.86)
                                     ==========   ==========   ==========










                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                 Years ended March 31, 1996, 1995 and 1994


                                                 Series 11
                                    -----------------------------------

                                       1996         1995         1994
                                       ----         ----         ----
Income
  Interest income                   $     4,570  $     4,869  $     9,404
  Miscellaneous income                        -          450        1,625
                                     ----------   ----------   ----------

                                          4,570        5,319       11,029
                                     ----------   ----------   ----------
Share of losses from operating
  limited partnerships               (1,621,193)  (1,766,133)  (1,982,910)
                                     ----------   ----------   ----------
Expenses
  Professional fees                      29,212       30,864       38,119
  Partnership management fee
    (note B)                            284,604      298,436      300,107
  Amortization (note A)                  10,109       16,729       18,529
  General and administrative
    expenses (note B)                    20,329       29,243       36,568
                                     ----------   ----------   ----------

                                        344,254      375,272      393,323
                                     ----------   ----------   ----------

          NET LOSS                  $(1,960,877) $(2,136,086) $(2,365,204)
                                     ==========   ==========   ==========


Net loss allocated to general
  partner                           $   (19,609) $   (21,361) $   (23,652)
                                     ==========   ==========   ==========


Net loss allocated to assignees     $(1,941,268) $(2,114,725) $(2,341,552)
                                     ==========   ==========   ==========


Net loss per BAC                    $      (.78) $      (.85) $      (.94)
                                     ==========   ==========   ==========










                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                 Years ended March 31, 1996, 1995 and 1994


                                                 Series 12
                                    -----------------------------------

                                       1996         1995         1994
                                       ----         ----         ----
Income
  Interest income                   $     4,804  $     7,012  $    22,782
  Miscellaneous income                        -        1,025        1,800
                                     ----------   ----------   ----------

                                          4,804        8,037       24,582
                                     ----------   ----------   ----------
Share of losses from operating
  limited partnerships               (2,179,426)  (2,227,692)  (2,155,526)
                                     ----------   ----------   ----------
Expenses
  Professional fees                      36,776       35,245       34,467
  Partnership management fee
    (note B)                            353,184      359,903      379,259
  Amortization (note A)                  19,944       26,509       26,509
  General and administrative
    expenses (note B)                    27,052       39,612       44,301
                                     ----------   ----------   ----------

                                        436,956      461,269      484,536
                                     ----------   ----------   ----------

          NET LOSS                  $(2,611,578) $(2,680,924) $(2,615,480)
                                     ==========   ==========   ==========


Net loss allocated to general
  partner                           $   (26,116) $   (26,809) $   (26,155)
                                     ==========   ==========   ==========


Net loss allocated to assignees     $(2,585,462) $(2,654,115) $(2,589,325)
                                     ==========   ==========   ==========


Net loss per BAC                    $      (.87) $      (.89) $      (.87)
                                     ==========   ==========   ==========










                                (continued)

           Boston Capital Tax Credit Fund II Limited Partnership

                 Years ended March 31, 1996, 1995 and 1994


                                                 Series 14
                                    -----------------------------------

                                       1996         1995         1994
                                       ----         ----         ----
Income
  Interest income                   $    26,216  $    43,531  $   160,978
  Miscellaneous income                        -        1,875        4,038
                                     ----------   ----------   ----------

                                         26,216       45,406      165,016
                                     ----------   ----------   ----------
Share of losses from operating
  limited partnerships               (4,120,449)  (4,285,311)  (4,747,121)
                                     ----------   ----------   ----------
Expenses
  Professional fees                      70,471       63,011       71,263
  Partnership management fee
    (note B)                            707,026      663,034      636,856
  Amortization (note A)                  68,502       39,313       39,313
  General and administrative
    expenses (note B)                    54,888       77,574      176,178
                                     ----------   ----------   ----------

                                        900,887      842,932      923,610
                                     ----------   ----------   ----------

          NET LOSS                  $(4,995,120) $(5,082,837) $(5,505,715)
                                     ==========   ==========   ==========


Net loss allocated to general
  partner                           $   (49,951) $   (50,828) $   (55,057)
                                     ==========   ==========   ==========


Net loss allocated to assignees     $(4,945,169) $(5,032,009) $(5,450,658)
                                     ==========   ==========   ==========


Net loss per BAC                    $      (.89) $      (.90) $      (.98)
                                     ==========   ==========   ==========










                     See notes to financial statements

          Boston Capital Tax Credit Fund II Limited Partnership

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                Years ended March 31, 1996, 1995 and 1994




                                                     General
                                      Assignees      Partner       Total
                                      ---------      -------       -----


Partners' capital (deficit),
  March 31, 1993                    $125,207,855    $(368,935) $124,838,920



Return of equity                        (61,000)           -       (61,000)

Net loss                            (17,539,392)    (177,166)  (17,716,558)
                                    -----------     --------   -----------

Partners' capital (deficit),
  March 31, 1994                    107,607,463     (546,101)  107,061,362

Net loss                            (16,681,840)    (168,503)  (16,850,343)
                                    -----------     --------   -----------

Partners' capital (deficit),
  March 31, 1995                     90,925,623     (714,604)   90,211,019

Net loss                            (15,621,147)    (157,789)  (15,778,936)
                                    -----------     --------   -----------

Partners' capital (deficit),
  March 31, 1996                    $75,304,476    $(872,393)  $74,432,083
                                    ===========     ========    ==========



















                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994



                                                      General
                                      Assignees       Partner     Total
                                      ---------       -------     -----
       Series 7
       --------

Partners' capital (deficit),
  March 31, 1993                     $ 5,814,850     $(32,099) $ 5,782,751

Net loss                              (1,457,968)     (14,727)  (1,472,695)
                                      ----------      -------   ----------
Partners' capital (deficit),
  March 31, 1994                       4,356,882      (46,826)   4,310,056

Net loss                                (970,413)      (9,802)    (980,215)
                                      ----------      -------   ----------

Partners' capital (deficit),
 March 31, 1995                        3,386,469      (56,628)   3,329,841

Net loss                                (990,824)     (10,008)  (1,000,832)
                                      ----------      -------   ----------
Partners' capital (deficit),
  March 31, 1996                     $ 2,395,645     $(66,636) $ 2,329,009
                                      ==========      =======   ==========


       Series 9
       --------

Partners' capital (deficit),
  March 31, 1993                     $24,580,207    $(115,695) $24,464,512

Net loss                              (3,620,124)     (36,567)  (3,656,691)
                                      ----------     --------   ----------

Partners' capital (deficit),
  March 31, 1994                      20,960,083     (152,262)  20,807,821

Net loss                              (3,895,908)     (39,353)  (3,935,261)
                                      ----------     --------   ----------
Partners' capital (deficit),
  March 31, 1995                      17,064,175     (191,615)  16,872,560

Net loss                              (3,346,820)     (33,806)  (3,380,626)
                                      ----------     --------   ----------
Partners' capital (deficit),
  March 31, 1996                     $13,717,355    $(225,421) $13,491,934
                                      ==========     ========   ==========



                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994


                                                      General
                                         Assignees    Partner      Total
                                         ---------    -------      -----
       Series 10
       ---------

Partners' capital (deficit),
  March 31, 1993                        $15,079,638  $(60,623)  $15,019,015

Net loss                                 (2,079,765)  (21,008)   (2,100,773)
                                         ----------   -------    ----------
Partners' capital (deficit),
  March 31, 1994                         12,999,873   (81,631)   12,918,242

Net loss                                 (2,014,670)  (20,350)   (2,035,020)
                                         ----------   -------    ----------

Partners' capital (deficit),
  March 31, 1995                         10,985,203  (101,981)   10,883,222

Net loss                                 (1,811,604)  (18,299)   (1,829,903)
                                         ----------   -------    ----------

Partners' capital (deficit),
  March 31, 1996                         $9,173,599 $(120,280)   $9,053,319
                                          =========  ========     =========

       Series 11
       ---------

Partners' capital (deficit),
  March 31, 1993                        $16,420,261  $(50,992)  $16,369,269

Net loss                                 (2,341,552)  (23,652)   (2,365,204)
                                         ----------   -------    ----------

Partners' capital (deficit),
  March 31, 1994                         14,078,709   (74,644)   14,004,065

Net loss                                 (2,114,725)  (21,361)   (2,136,086)
                                         ----------   -------    ----------
Partners' capital (deficit),
  March 31, 1995                         11,963,984   (96,005)   11,867,979

Net loss                                 (1,941,268)  (19,609)   (1,960,877)
                                         ----------   -------    ----------

Partners' capital (deficit),
  March 31, 1996                        $10,022,716 $(115,614)  $ 9,907,102
                                         ==========   =======    ==========



                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994

                                                      General
                                         Assignees    Partner      Total
                                         ---------    -------      -----
       Series 12
       ---------

Partners' capital (deficit),
  March 31, 1993                        $21,155,014  $(46,786)  $21,108,228

Return of equity                            (61,000)        -       (61,000)

Net loss                                 (2,589,325)  (26,155)   (2,615,480)
                                         ----------  --------    ----------

Partners' capital (deficit),
  March 31, 1994                         18,504,689   (72,941)   18,431,748

Net loss                                 (2,654,115)  (26,809)   (2,680,924)
                                         ----------  --------    ----------

Partners' capital (deficit),
  March 31, 1995                         15,850,574   (99,750)   15,750,824

Net loss                                 (2,585,462)  (26,116)   (2,611,578)
                                         ---------- ---------    ----------

Partners' capital (deficit),
  March 31, 1996                        $13,265,112 $(125,866)  $13,139,246
                                         ==========  ========    ==========

       Series 14
       ---------

Partners' capital (deficit),
  March 31, 1993                        $42,157,885  $(62,740)  $42,095,145

Net loss                                 (5,450,658)  (55,057)   (5,505,715)
                                         ----------  --------    ----------

Partners' capital (deficit),
  March 31, 1994                         36,707,227  (117,797)   36,589,430

Net loss                                 (5,032,009)  (50,828)   (5,082,837)
                                         ----------  --------    ----------
Partners' capital (deficit),
  March 31, 1995                         31,675,218  (168,625)   31,506,593

Net loss                                 (4,945,169)  (49,951)   (4,995,120)
                                         ----------  --------    ----------

Partners' capital (deficit),
  March 31, 1996                        $26,730,049 $(218,576)  $26,511,473
                                         ==========  ========    ==========

                    See notes to financial statements

          Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                Years ended March 31, 1996, 1995 and 1994

                                                      Total
                                        ----------------------------------
                                          1996        1995         1994
                                          ----        ----         ----
Cash flows from operating activities
  Net loss                           $(15,778,936) $(16,850,343)$(17,716,558)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Distributon from operating
      limited partnerships                101,256        55,360      101,889
    Share of losses from operating
      limited partnerships              12,992,069    14,053,018   15,080,553
    Amortization                          109,832       117,259      138,350
    Changes in assets and liabilities
      Accounts payable and accrued
        expenses                        2,492,807     2,532,623    2,357,809
      Prepaid expenses                          -        11,084       18,316
      Other assets                        415,503       (11,793)     (91,763)
                                      -----------   -----------  -----------
        Net cash provided by (used in)
          operating activities            332,531       (92,792)    (111,404)
                                      -----------   -----------  -----------
Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships              -        (9,216)     (96,853)
  Capital contributions paid to operating
    limited partnerships                 (768,934)   (1,839,134)  (8,474,856)
  Deposits for purchases of operating
    limited partnerships                        -       242,205     (507,910)
  Repayment from (advance to) operating
    limited partnerships                        -       401,272     (194,713)
  Decrease (increase) in investments            -     1,775,612      179,530
  Proceeds from repurchase of operating
    limited partnership interest                -       190,001            -
                                      -----------   -----------  -----------
        Net cash provided by (used in)
          investing activities           (768,934)      760,740   (9,094,802)
                                      -----------   -----------  -----------
Cash flows from financing activities
  Return of equity to Limited Partner           -             -      (61,000)
                                      -----------   -----------  -----------
        Net cash used in
          financing activities                  -             -      (61,000)
                                      -----------   -----------  -----------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS           (436,403)      667,948   (9,267,206)

Cash and cash equivalents, beginning    2,298,689     1,630,741   10,897,947
                                      -----------   -----------  -----------
Cash and cash equivalents, end       $  1,862,286  $  2,298,689 $  1,630,741
                                      ===========   ===========  ===========

                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994


                                                        Total
                                           --------------------------------
                                               1996       1995       1994
                                               ----       ----       ----

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships                   $      -    $787,615  $1,640,830
                                            =======    =======   =========

  The partnership has decreased its
    capital contribution obligation to
    the operating limited partnerships for
    low income tax credits not generated   $ 60,116    $ 78,792  $  758,186
                                            =======    =======   =========

  The partnership has adjusted its
    investment in operating limited
    partnerships for low income tax
    credits not generated                  $ 26,305    $ 51,995  $  861,233
                                            =======     =======  =========


  The partnership has applied deposits
    for purchases of operating limited
    partnerships against installments of
    capital contributions                  $      -    $ 81,084  $6,293,697
                                            =======    =======   =========


  The partnership has applied notes
    receivable against installments
    of capital contributions               $      -    $      -  $  200,000
                                            =======    =======   =========













                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994

                                                       Series 7
                                         ----------------------------------
                                             1996        1995       1994
                                             ----        ----       ----
Cash flows from operating activities
  Net loss                              $(1,000,832)  $(980,215)$(1,472,695)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities
    Distributon from operating
      limited partnerships                    2,258           -           -
    Share of losses from operating
      limited partnerships                  867,319     839,141   1,386,162
    Amortization                                  -       3,133       7,567
    Changes in assets and liabilities
      Accounts payable and accrued
        expenses                            122,085     128,494     108,035
      Prepaid expenses                            -           -           -
      Other assets                                -           -           -
                                         ----------   ---------  ----------
        Net cash provided by (used in)
          operating activities               (9,170)     (9,447)     29,069
                                         ----------   ---------  ----------
Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships                -           -           -
  Capital contributions paid to operating
    limited partnerships                          -      (1,378)   (234,981)
  Deposits for purchases of operating
    limited partnerships                          -           -           -
  Repayment from (advance to) operating
    limited partnerships                          -           -           -
  Decrease (increase) in investments              -           -           -
  Proceeds from repurchase of operating
    limited partnership interest                  -           -           -
                                         ----------   ---------  ----------
        Net cash provided by (used in)
          investing activities                    -      (1,378)   (234,981)
                                         ----------   ---------  ----------
Cash flows from financing activities
  Return of equity to limited partner             -           -           -
                                         ----------   ---------  ----------
        Net cash used in
          financing activities                    -           -           -
                                         ----------   ---------  ----------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS               (9,170)    (10,825)   (205,912)

Cash and cash equivalents, beginning         14,044      24,869     230,781
                                         ----------   ---------  ----------

Cash and cash equivalents, end          $     4,874  $   14,044 $    24,869
                                         ==========   =========  ==========

                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994


                                                         Series 7
                                           --------------------------------
                                            1996         1995          1994
                                            ----         ----          ----

Supplemental schedule of noncash
investing and financing activities:

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships                   $      -    $      -    $      -
                                            =======     =======     =======

  The partnership has decreased its
    capital contribution obligation to
    the operating limited partnerships for
    low income tax credits not generated   $      -    $ 15,248    $      -
                                            =======     =======     =======

  The partnership has adjusted its
    investment in operating limited
    partnerships for low income tax
    credits not generated                  $      -    $      -    $      -
                                            =======     =======     =======


  The partnership has applied notes
    receivable against installments
    of capital contributions               $      -    $      -    $      1
                                            =======     =======     =======




















                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994

                                                       Series 9
                                         ----------------------------------
                                           1996          1995       1994
                                           ----          ----       ----
Cash flows from operating activities
  Net loss                             $(3,380,626) $(3,935,261)$(3,656,691)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities
    Distributon from operating
      limited partnerships                   4,554        5,845       6,882
    Share of losses from operating
      limited partnerships               2,777,350    3,302,891   3,094,592
    Amortization                               870       14,858      29,715
    Changes in assets and liabilities
      Accounts payable and accrued
        expenses                           584,663      554,924     552,770
      Prepaid expenses                           -        3,200       7,374
      Other assets                          82,981       86,522     (12,114)
                                        ----------   ----------  ----------
        Net cash provided by (used in)
          operating activities              69,792       32,979      22,528
                                        ----------   ----------  ----------

Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships               -            -           -
  Capital contributions paid to operating
    limited partnerships                  (124,017)    (500,371) (2,344,306)
  Deposits for purchases of operating
    limited partnerships                         -            -    (153,150)
  Repayment from (advance to) operating
    limited partnerships                         -            -           -
  Decrease (increase) in investments             -      794,961      63,100
  Proceeds from repurchase of operating
    limited partnership interest                 -            -           -
                                        ----------   ---------- -----------
        Net cash provided by (used in)
          investing activities            (124,017)     294,590  (2,434,356)
                                        ----------   ----------  ----------
Cash flows from financing activities:
  Return of equity to limited partner            -            -           -
                                        ----------   ----------  ----------
        Net cash used in
          financing activities                   -            -           -
                                        ----------   ----------  ----------
        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS             (54,225)     327,569  (2,411,828)

Cash and cash equivalents, beginning       712,489      384,920   2,796,748
                                        ----------   ----------   ---------
Cash and cash equivalents, end         $   658,264  $   712,489  $  384,920
                                        ==========   ==========   =========


                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994


                                                     Series 9
                                          -------------------------------
                                            1996         1995      1994
                                            ----         ----      ----

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships                  $      -     $ 14,566   $479,727
                                           =======      =======    =======

  The partnership has decreased its
    capital contribution obligation to
    the operating limited partnerships for
    low income tax credits not generated  $ 32,046     $ 53,025   $ 68,359
                                           =======      =======    =======

  The partnership has adjusted its
    investment in operating limited
    partnerships for low income tax
    credits not generated                 $      -     $      -   $ 72,947
                                           =======      =======   ========

  The partnership has applied notes
    receivable against installments
    of capital contributions              $      -     $      -   $      -
                                           =======      =======    =======




















                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994

                                                    Series 10
                                         -----------------------------------
                                          1996         1995         1994
                                          ----         ----         ----
Cash flows from operating activities
  Net loss                             $(1,829,903) $(2,035,020) $(2,100,773)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities
    Distributon from operating
      limited partnerships                     947         7,691         872
    Share of losses from operating
      limited partnerships               1,426,332     1,631,850   1,714,242
    Amortization                            10,407        16,717      16,717
    Changes in assets and liabilities
      Accounts payable and accrued
        expenses                           371,404       355,512     347,596
      Prepaid expenses                           -         3,476       6,034
      Other assets                             265        71,245     (61,393)
                                        ----------    ----------  ----------
        Net cash provided by (used in)
          operating activities             (20,548)       51,471     (76,705)
                                        ----------    ----------  ----------

Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships               -             -           -
  Capital contributions paid to operating
    limited partnerships                   (10,014)     (134,401) (1,924,833)
  Deposits for purchases of operating
    limited partnerships                         -             -           -
  Repayment from (advance to) operating
    limited partnerships                         -             -           -
  Decrease (increase) in investments             -        67,928     701,503
  Proceeds from repurchase of operating
    limited partnership interest                 -             -           -
                                        ----------    ----------  ----------
        Net cash provided by (used in)
          investing activities             (10,014)      (66,473)  (1,223,330)
                                        ----------     ---------   ----------
Cash flows from financing activities
  Return of equity to limites partner            -             -            -
                                        ----------     ---------   ----------
        Net cash used in
          financing activities                   -             -            -
                                        ----------    ----------   ----------
        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS             (30,562)      (15,002)  (1,300,035)

Cash and cash equivalents, beginning       183,187        198,189   1,498,224
                                        ----------     ----------  ----------
Cash and cash equivalents, end         $   152,625    $   183,187  $  198,189
                                        ==========     ==========  ==========


                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994


                                                   Series 10
                                         ------------------------------
                                            1996      1995       1994
                                            ----      ----       ----

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships                  $      -   $      -    $145,525
                                           =======    =======     =======


  The partnership has decreased its
    capital contribution obligation to
    the operating limited partnerships for
    low income tax credits not generated  $      -   $      -    $ 19,704
                                           =======    =======     =======


  The partnership has adjusted its
    investment in operating limited
    partnerships for low income tax
    credits not generated                 $      -   $ 17,540    $ 34,994
                                           =======    =======     =======


  The partnership has applied notes
    receivable against installments
    of capital contributions              $      -   $      -    $      -
                                           =======    =======     =======


















                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994

                                                    Series 11
                                        ---------------------------------
                                          1996         1995        1994
                                          ----         ----        ----
Cash flows from operating activities
  Net loss                             $(1,960,877) $(2,136,086)$(2,365,204)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities
    Distributon from operating
      limited partnerships                  90,443        7,854      50,300
    Share of losses from operating
      limited partnerships               1,621,193    1,766,133   1,982,910
    Amortization                            10,109       16,729      18,529
    Changes in assets and liabilities
      Accounts payable and accrued
        expenses                           325,679      325,678     320,303
      Prepaid expenses                           -            -       3,645
      Other assets                               -        3,101     (37,790)
                                        ----------  -----------  ----------
        Net cash provided by (used in)
          operating activities              86,547      (16,591)    (27,307)
                                        ----------  -----------  ----------
Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships               -            -     (8,000)
  Capital contributions paid to operating
    limited partnerships                         -     (223,655)  (974,810)
  Deposits for purchases of operating
    limited partnerships                         -            -          -
  Repayment from (advance to) operating limited
    partnerships                                 -            -          -
  Decrease (increase) in investments             -            -    292,759
  Proceeds from repurchase of operating
    limited partnership interest                 -      190,001          -
                                        ----------  ------------ ---------
        Net cash provided by (used in)
          investing activities                   -      (33,654)  (690,051)
                                        ----------  -----------  ---------
Cash flows from financing activities:
  Return of equity to limited partner            -            -          -
                                        ----------  ----------- ----------
        Net cash used in
          financing activities                   -            -          -
                                        ----------  ----------- ----------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS              86,547      (50,245)  (717,358)

Cash and cash equivalents, beginning       147,072      197,317    914,675
                                        ----------  -----------  ---------
Cash and cash equivalents, end         $   233,619 $    147,072 $  197,317
                                        ==========  ===========  =========


                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994


                                                     Series 11
                                         --------------------------------
                                            1996        1995         1994
                                            ----        ----         ----

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships                  $      -     $      -   $ 33,654
                                           =======      =======   =======

  The partnership has decreased its
    capital contribution obligation to
    the operating limited partnerships for
    low income tax credits not generated  $      -     $      -   $ 13,598
                                           =======      =======    =======

  The partnership has adjusted its
    investment in operating limited
    partnerships for low income tax
    credits not generated                 $ 11,446     $ 14,606   $ 15,360
                                           =======      =======   =======

  The partnership has applied notes
    receivable against installments
    of capital contributions              $      -    $       -   $      -
                                           =======      =======   =======





















                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994

                                                   Series 12
                                       ----------------------------------
                                          1996        1995         1994
                                          ----        ----         ----
Cash flows from operating activities
  Net loss                            $(2,611,578) $(2,680,924) $(2,615,480)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Distributon from operating
      limited partnerships                   1,087         482        8,087
    Share of losses from operating
      limited partnerships               2,179,426   2,227,692    2,155,526
    Amortization                            19,944      26,509       26,509
    Changes in assets and liabilities
      Accounts payable and accrued
        expenses                           383,268     383,268      369,591
      Prepaid expenses                           -           -          314
      Other assets                               -      34,083       17,324
                                        ----------   ---------   ----------
        Net cash provided by (used in)
          operating activities             (27,853)     (8,890)     (38,129)
                                        ----------   ---------   ----------
Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships               -        (524)     (13,449)
  Capital contributions paid to operating
    limited partnerships                         -    (354,668)    (624,591)
  Deposits for purchases of operating
    limited partnerships                         -     341,929     (354,760)
  Repayment from (advance to) operating
    limited partnerships                         -           -       45,189
  Decrease (increase) in investments             -           -       24,418
  Proceeds from repurchase of operating
    limited partnership interest                 -           -            -
                                        ----------   ---------   ----------
        Net cash provided by (used in)
          investing activities                   -     (13,263)    (923,193)
                                        ----------   ---------   ----------
Cash flows from financing activities
  Return of equity to Limited Partner            -           -      (61,000)
                                        ----------   ---------   ----------
        Net cash used in
          financing activities                   -           -      (61,000)
                                        ----------   ---------   ----------
        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS             (27,853)    (22,153)  (1,022,322)

Cash and cash equivalents, beginning       195,421     217,574    1,239,896
                                        ----------   ---------   ----------
Cash and cash equivalents, end         $   167,568 $   195,421 $    217,574
                                        ==========  ==========  ===========


                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994



                                                    Series 12
                                          -------------------------------
                                            1996       1995       1994
                                            ----       ----       ----

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships                  $      -   $      -  $  356,924
                                           =======    =======   =========

  The partnership has decreased its
    capital contribution obligation to
    the operating limited partnerships for
    low income tax credits not generated  $      -   $      -  $   18,493
                                           =======    =======   =========

  The partnership has adjusted its
    investment in operating limited
    partnerships for low income tax
    credits not generated                 $  7,689   $ 19,164  $      694
                                            =======   =======   =========



  The partnership has applied deposits
    for purchases of operating limited
    partnerships against installments of
    capital contributions                 $      -   $ 81,084  $3,832,836
                                           =======    =======   =========



  The partnership has applied notes
    receivable against installments
    of capital contributions              $      -   $      -  $        -
                                           =======    =======   =========










                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994

                                                   Series 14
                                       ----------------------------------
                                          1996        1995         1994
                                          ----        ----         ----
Cash flows from operating activities
  Net loss                           $(4,995,120) $(5,082,837) $(5,505,715)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
    Distributon from operating
      limited partnerships                 1,967       33,488       35,748
    Share of losses from operating
      limited partnerships             4,120,449    4,285,311    4,747,121
    Amortization                          68,502       39,313       39,313
    Changes in assets and liabilities
      Accounts payable and accrued
        expenses                         705,708      784,747      659,514
      Prepaid expenses                         -        4,408          949
      Other assets                       332,257     (207,744)       1,210
                                      ----------    ---------   ----------
        Net cash provided by (used in)
          operating activities           233,763     (143,314)     (21,860)
                                      ----------    ---------   ----------

Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships             -       (8,692)     (75,404)
  Capital contributions paid to operating
    limited partnerships                (634,903)    (624,661)  (2,371,335)
  Deposits for purchases of operating
    limited partnerships                       -      (99,724)           -
  Repayment from (advance to) operating
    limited partnerships                       -      401,272     (239,902)
  Decrease (increase) in investments           -      913,723     (901,250)
  Proceeds from repurchase of operating
    limited partnership interest               -            -            -
                                      ----------    ---------   ----------
        Net cash provided by (used in)
          investing activities          (634,903)     581,918   (3,587,891)
                                      ----------    ---------   ----------
Cash flows from financing activities
  Return of equity to Limited Partner          -            -            -
                                      ----------    ---------   ----------
        Net cash used in
          financing activities                 -            -            -
                                      ----------    ---------   ----------
        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS          (401,140)     438,604   (3,609,751)

Cash and cash equivalents, beginning   1,046,476      607,872    4,217,623
                                      ----------    ---------  -----------
Cash and cash equivalents, end       $   645,336   $1,046,476 $    607,872
                                      ==========    =========  ===========


                               (continued)

          Boston Capital Tax Credit Fund II Limited Partnership

                Years ended March 31, 1996, 1995 and 1994


                                                    Series 14
                                         ------------------------------
                                            1996      1995       1994
                                            ----      ----       ----

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships                  $      -   $773,049  $  625,000
                                           =======    =======   =========

  The partnership has decreased its
    capital contribution obligation to
    the operating limited partnerships for
    low income tax credits not generated  $ 28,070   $ 10,519  $  638,032
                                           =======    =======   =========

  The partnership has adjusted its
    investment in operating limited
    partnerships for low income tax
    credits not generated                 $  7,170   $    685  $  737,238
                                           =======    =======   =========



  The partnership has applied deposits
    for purchases of operating limited
    partnerships against installments of
    capital contributions                 $      -   $      -  $2,460,861
                                           =======    =======   =========



  The partnership has applied notes
    receivable against installments
    of capital contributions              $      -   $      -  $  200,000
                                           =======    =======   =========











                    See notes to financial statements

      Boston Capital Tax Credit Fund II Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS

                  March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Boston Capital Tax Credit Fund II Limited Partnership (the "partnership") was formed under the laws of the State of Delaware on June 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the partnership is Boston Capital Associates II Limited Partnership and the limited partner is BCTC Assignor Corp. II (the assignor limited partner).

 Pursuant to the Securities Act of 1933, the partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the "Public Offering") of the partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The partnership registered 20,000,000 BACs at $10 per BAC for sale to the public in six series. BACs sold in bulk over $100,000 were offered to investors at a reduced cost per BAC. The partnership is no longer selling any BACs related to any series. The final closing in Series 14 was January 27, 1993.

 The BACs issued and outstanding in each series at March 31, 1996 and 1995 are as follows:

         Series 7                                1,036,100
         Series 9                                4,178,029
         Series 10                               2,428,925
         Series 11                               2,489,599
         Series 12                               2,972,795
         Series 14                               5,574,290
                                                ----------

                                                18,679,738
                                                ==========

 In accordance with the limited partnership agreement, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

      Boston Capital Tax Credit Fund II Limited Partnership

                  March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

 Organization Costs
 ------------------

 Initial organization and offering expenses, common to all series, are allocated on a percentage of equity raised to each series.

 Organization costs are being amortized on the straight-line method over sixty months.

 Accumulated amortization for the years ended March 31, 1996 and 1995 is as follows:
                                             1996           1995
                                             ----           ----
    Series 7                               $ 44,056      $ 44,056
    Series 9                                156,077       156,077
    Series 10                                90,168        83,202
    Series 11                                91,182        82,817
    Series 12                               104,791        98,164
    Series 14                               186,735       147,423
                                            -------       -------
                                           $673,009      $611,739
                                            =======       =======
 Deferred Acquisition Costs
 --------------------------

 Deferred acquisition costs are being amortized on the straight-line method starting April 1, 1995 over 27.5 years (330 months).

 As of April 1, 1995, the partnership reclassified certain unallocated acquisition costs included in the investments in operating limited partnerships to deferred acquisition costs. The amounts include $23,920, $94,634 and $47,968 for Series 9, Series 10 and Series 11, respectively.

 Accumulated amortization for the year ended March 31, 1996 is as follows:

                                             1996
                                             ----
    Series 7                               $      -
    Series 9                                    870
    Series 10                                 3,441
    Series 11                                 1,744
    Series 12                                13,317
    Series 14                                29,190
                                            -------

                                           $ 48,562
                                            =======
Income Taxes
- ------------
 No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

      Boston Capital Tax Credit Fund II Limited Partnership
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

 Investments in Operating Limited Partnerships
 ---------------------------------------------
 The partnership accounts for its investments in operating limited partner-ships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating partnership's losses only to the extent of capital contributions and acquisition expenses. Unrecognized losses are suspended and offset against future individual operating partnership's income. During the years ended March 31, 1995 and 1994, the partnership acquired interests in operating limited partnerships as follows (no operating partnerships were acquired during 1996):
                                              1995           1994
                                              ----           ----
    Series 7                                     -              -
    Series 9                                     1              7
    Series 10                                    -              5
    Series 11                                    -              2
    Series 12                                    -              2
    Series 14                                    4              4
                                                 -             --
                                                 5             20
                                                 =             ==
 Investments
 -----------
 Investments held to maturity are carried at amortized cost and investments available-for-sale are carried at fair market value.

 Cash Equivalents
 ----------------
 Cash equivalents include tax-exempt sweep accounts and money market accounts having original maturities at date of acquisition of three months or less. The carrying amounts approximates fair value because of the short maturity of these instruments.

 Fiscal Year
 -----------
 For financial reporting, all the series use a March 31 year end, whereas for income tax reporting, each series uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

 Net Loss per Beneficial Assignee Certificate
 --------------------------------------------
 Net loss per beneficial assignee certificate is calculated based upon the weighted average number of units outstanding. The weighted average number of units outstanding in each series at March 31, 1996, 1995 and 1994 is as follows:
        Series 7                                  1,036,100
        Series 9                                  4,178,029
        Series 10                                 2,428,925
        Series 11                                 2,489,599
        Series 12                                 2,972,795
        Series 14                                 5,574,290
                                                 ----------
                                                 18,679,738
                                                 ==========

      Boston Capital Tax Credit Fund II Limited Partnership
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

 Use of Estimates
 ----------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Recent Accounting Statements Not Yet Adopted
 --------------------------------------------
 In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

 During the years ended March 31, 1996, 1995 and 1994, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Communications Limited Partnership as follows:

 Boston Capital Communications Limited Partnership is entitled to an annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual partnership management fees charged to each series' operations during the years ended March 31, 1996, 1995 and 1994 are as follows:
                             1996            1995            1994
                             ----            ----            ----
    Series 7              $  107,256      $  108,653      $  109,457
    Series 9                 560,971         544,340         521,108
    Series 10                343,505         322,413         335,618
    Series 11                284,604         298,436         300,107
    Series 12                353,184         359,903         379,259
    Series 14                707,026         663,034         636,856
                           ---------       ---------       ---------
                          $2,356,546      $2,296,779      $2,282,405
                           =========       =========       =========
 General and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership during the years ended March 31, 1996, 1995 and 1994 charged to each series' operations are as follows:

      Boston Capital Tax Credit Fund II Limited Partnership

                  March 31, 1996, 1995 and 1994


NOTE B - RELATED PARTY TRANSACTIONS (Continued)

                              1996            1995            1994
                              ----            ----            ----

    Series 7                 $   742         $ 2,966         $ 6,046
    Series 9                  17,895           8,278           9,916
    Series 10                 12,777           8,508           9,242
    Series 11                 12,577           7,834           8,076
    Series 12                 16,322           9,407           8,405
    Series 14                 24,618          16,239          15,754
                              ------          ------          ------

                             $84,931         $53,232         $57,439
                              ======          ======          ======

    Accounts payable - affiliates at March 31, 1996 and 1995 represents general and administrative expenses, partnership management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Communications Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

    At March 31, 1996, 1995 and 1994, the partnership has limited partner-ship interests in operating limited partnerships which own or are constructing operating apartment complexes. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1996, 1995 and 1994 by series are as follows:

                                     1996 and 1995           1994
                                     -------------           ----

         Series 7                              15             15
         Series 9                              55             54
         Series 10                             46             46
         Series 11                             40             40
         Series 12                             53             53
         Series 14                            101             97
                                              ---            ---

                                              310            305
                                              ===            ===

 Under the terms of the partnership's investment in each operating limited partnership, the partnership is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations.

 The contributions payable to operating limited partnerships at March 31, 1996 and 1995 by series are as follows:

      Boston Capital Tax Credit Fund II Limited Partnership
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                          1996              1995
                                          ----              ----
    Series 7                           $        -        $        -
    Series 9                               99,610           255,673
    Series 10                                   -            10,014
    Series 11                              27,528            27,528
    Series 12                              87,835            87,835
    Series 14                           1,705,563         2,368,536
                                        ---------         ---------
                                       $1,920,536        $2,749,586
                                        =========         =========
The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:
                                                           Total
                                                         ----------
Capital contributions paid and to be
  paid to operating limited partnerships,
  net of tax credit adjusters                          $133,519,434

  Acquisition costs of operating limited
  partnerships                                           22,387,381

  Cumulative distributions from operating
  limited partnerships                                     (283,317)

  Cumulative losses from operating limited
  partnerships                                          (75,558,315)
                                                        -----------
  Investment per balance sheet                           80,065,183

  The partnership (has recorded) or has
  not recorded capital contributions to
  the operating limited partnerships
  during the year ended March 31, 1996,
  which (have not) have been included in
  the partnerships' capital accounts
  included in the operating limited
  partnerships' financial statements as
  of December 31, 1995                                   (3,104,213)

  The partnership has recorded acquisition
  costs at March 31, 1996, which have not
  been recorded in the net assets of the
  operating limited partnerships                         (2,577,205)

  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1991 through
  March 31, 1995, which the operating
  limited partnerships have not included
  in their capital as of December 31, 1995                5,109,374

  Equity in loss of operating limited
  partnerships not recognizable under the
  equity method of accounting                            (1,277,478)

          Boston Capital Tax Credit Fund II Limited Partnership
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership has recorded low income housing tax credit adjusters
  not recorded by operating limited partnerships                $1,478,953
  Other                                                            272,162
                                                                ----------
  Equity per operating limited partnerships'
  combined financial statements                                $79,966,776
                                                                ==========

 The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:
                                       Series 7    Series 9      Series 10
                                       --------    --------      ---------
  Capital contributions paid and to be
  paid to operating limited partnerships,
  net of tax credit adjusters         $7,486,177  $29,810,829   $17,581,651
  Acquisition costs of operating
  limited partnerships                 1,302,313    5,201,737     2,958,341
  Cumulative distributions from
  operating limited partnerships          (2,258)     (34,635)      (10,881)
  Cumulative losses from operating
  limited partnerships                (5,888,524) (19,773,297)  (10,130,141)
                                       ---------   ----------    ----------
  Investment per balance sheet         2,897,708   15,204,634    10,398,970

  The partnership (has recorded) or has
  not recorded capital contributions to
  the operating limited partnerships during
  the year ended March 31, 1996, which (have
  not) have been included in the partnerships'
  capital accounts included in the operating
  limited partnerships' financial statements
  as of December 31, 1995                 24,274    (436,115)          (364)

  The partnership has recorded acquisition
  costs at March 31, 1996, which have not
  been recorded in the net assets of the
  operating limited partnerships        (461,143)   (185,244)        (9,836)

  Cumulative losses from operating limited
  partnerships for the three months ended
  March 31, 1991 through March 31, 1995,
  which the operating limited partnerships
  have not included in their capital as of
  December 31, 1995                      125,066   1,134,799        776,692

  Equity in loss of operating limited
  partnerships not recognizable under the
  equity method of accounting            (489,114)  (315,829)      (222,844)

  The partnership has recorded low income
  housing tax credit adjusters not recorded
  by operating limited partnerships       (11,992)   231,130         93,713

  Other                                    (9,469)    38,153        (64,268)
                                       ---------- ----------     ----------



  Equity per operating limited partner-
  ships' combined financial
  statements                           $2,075,330 $15,671,528   $10,972,063
                                       ==========  ==========    ==========

          Boston Capital Tax Credit Fund II Limited Partnership

                      March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:
                                            Series 11   Series 12   Series 14
                                            ---------    --------   ---------
Capital  contributions paid and to be paid to
operating limited partnerships,
net of tax credit adjusters               $17,713,316 $21,402,089 $39,525,372

Acquisition costs of operating
limited partnerships                        3,069,084   3,398,377   6,457,529

Cumulative distributions from operating
limited partnerships                         (148,629)    (13,116)    (73,798)

Cumulative losses from operating limited
partnerships                              (10,040,436)(10,887,757)(18,838,160)
                                           ----------  ----------  ----------
Investment per balance sheet               10,593,335  13,899,593  27,070,943


The partnership (has recorded) or has not
recorded capital contributions to the
operating limited partnerships during the year
ended March 31, 1996, which (have not) have
been included in the partnerships' capital ac
counts included in the operating limited
partnerships' financial statements as of De-
cember 31, 1995                              (199,820)   (600,319) (1,891,869)

The partnership has recorded
acquisition costs at March 31, 1996,
which have not been recorded in the net
assets of the operating limited
partnerships                                 (519,483)   (315,858) (1,085,641)

Cumulative losses from operating
limited partnerships for the three
months ended March 31, 1991 through
March 31, 1995, which the operating
limited partnerships have not included
in their capital as of December 31,
1995                                          721,702     613,706   1,737,409

Equity in loss of operating limited
partnerships not recognizable under the
equity method of accounting                   (89,390)    (34,870)   (125,431)

The partnership has recorded low income
housing tax credit adjusters notrecorded
by operating limited partnerships              94,920     145,103     926,079

Other                                         158,658      (4,044)    153,132
                                           ----------  ----------   ---------


Equity per operating limited partner-
ships' combined financial statements      $10,759,922  $13,703,311 $26,784,622
                                           ==========   ==========  ==========

          Boston Capital Tax Credit Fund II Limited Partnership

                      March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The partnership's investments in operating limited partnerships at March 31, 1995 are summarized as follows:
                                                     Total
                                                  ------------
  Capital contributions paid and to be
  paid to operating limited partnerships,
  net of tax credit adjusters
                                                  $133,603,175
  Acquisition costs of operating limited
  partnerships
                                                    22,553,903
  Cumulative distributions from operating
  limited partnerships                                (182,061)

  Cumulative losses from operating
  limited partnerships
                                                   (62,566,246)
                                                    -----------


  Investment per balance sheet                      93,408,771

  The partnership (has recorded) or has
  not recorded capital contributions to
  the operating limited partnerships
  during the year ended March 31, 1995,
  which (have not) have been included in
  the partnerships' capital accounts
  included in the operating limited
  partnerships' financial statements as
  of December 31, 1994
                                                    (4,561,900)
  The partnership has recorded
  acquisition costs at March 31, 1995,
  which have not been recorded in the net
  assets of the operating limited
  partnerships
                                                    (2,522,585)
  Cumulative losses from operating limited
  partnerships for the three months ended
  March 31, 1991 through March 31, 1994,
  which the operating limited partnerships
  have not included in their capital as of
  December 31, 1994                                  5,109,374

  Equity in loss of operating limited
  partnerships not recognizable under the
  equity method of accounting                         (366,246)

  The partnership has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships                                        1,441,599

  Other                                                  31,353
                                                    -----------

Equity per operating limited partner-
  ships' combined financial statements             $ 92,540,366
                                                    ===========

       Boston Capital Tax Credit Fund II Limited Partnership

                   March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The partnership's investments in operating limited partnerships at
March 31, 1995 are summarized as follows:
                                             Series 7  Series 9     Series 10
                                             --------  --------     ---------
  Capital contributions paid and to be
  paid to operating limited partnerships,
  net of tax credit adjusters               $7,486,177 $29,840,196 $17,581,651

  Acquisition costs of operating limited
  partnerships
                                             1,302,313   5,225,657   3,052,975
  Cumulative distributions from operating
  limited partnerships                               -     (30,081)    (9,934)

  Cumulative losses from operating
  limited partnerships                      (5,021,205)(16,995,947)(8,703,809)
                                            ----------  ----------  ---------
  Investment per balance sheet               3,767,285  18,039,825 11,920,883

  The partnership (has recorded) or has
  not recorded capital contributions to
  the operating limited partnerships
  during the year ended March 31, 1995,
  which (have not) have been included in
  the partnerships' capital accounts
  included in the operating limited
  partnerships' financial statements as
  of December 31, 1994
                                                22,017    (587,516)   (60,364)
  The partnership has recorded
  acquisition costs at March 31, 1995,
  which have not been recorded in the net
  assets of the operating limited
  partnerships
                                              (461,143)   (235,666)    (9,836)
  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1991 through
  March 31, 1994, which the operating
  limited partnerships have not included
  in their capital as of December 31, 1994     125,066   1,134,799    776,692

  Equity in loss of operating limited
  partnerships not recognizable under the
  equity method of accounting                 (269,493)    (25,743)   (56,648)

  The partnership has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships
                                                 3,025      201,802    93,713

  Other                                          7,332       14,189  (158,019)
                                             ---------  ---------- ----------



Equity per operating limited partner-
ships' combined financial statements       $3,194,089 $18,541,690 $12,506,421
                                            =========  ==========  ==========

       Boston Capital Tax Credit Fund II Limited Partnership

                   March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The partnership's investments in operating limited partnerships at March
  31, 1995 are summarized as follows:
                                       Series 11     Series 12      Series 14
                                       ---------     ---------      ---------
  Capital contributions paid and to be
  paid to operating limited partnerships,
  net of tax credit adjusters
                                      $17,724,762   $21,409,779   $39,560,610
  Acquisition costs of operating limited
  partnerships
                                        3,117,052     3,398,377     6,457,529
  Cumulative distributions from operating
  limited partnerships
                                          (58,186)      (12,029)      (71,831)
  Cumulative losses from operating
  limited partnerships
                                       (8,419,243)   (8,708,331)  (14,717,711)
                                       ----------    ----------    ----------
  Investment per balance sheet         12,364,385    16,087,796    31,228,597

  The partnership (has recorded) or has
  not recorded capital contributions to
  the operating limited partnerships
  during the year ended March 31, 1995,
  which (have not) have been included in
  the partnerships' capital accounts
  included in the operating limited
  partnerships' financial statements as
  of December 31, 1994
                                        (230,373)    (600,319)     (3,105,345)
  The partnership has recorded acquisition
  costs at March 31, 1995, which have
  not been recorded in the net assets
  of the operating limited partnerships (603,087)    (315,858)       (896,995)

  Cumulative losses from operating limited
  limited partnerships for the three months
  ended March 31, 1991 through March 31,
  1994, which the operating limited
  partnerships have not included in their
  capital as of December 31, 1994        721,702      613,706       1,737,409

  Equity in loss of operating limited
  partnerships not recognizable under the
  equity method of accounting
                                          (6,197)           -          (8,165)

  The partnership has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships                             83,474      137,413        922,172

  Other                                   122,849        1,584         43,418
                                       ----------   ----------     ----------



  Equity per operating limited partner-
  ships' combined financial
  statements                          $12,452,753  $15,924,322    $29,921,091
                                       ==========   ==========     ==========

        Boston Capital Tax Credit Fund II Limited Partnership

                    March 31, 1996, 1995 and 1994


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:

                  COMBINED SUMMARIZED BALANCE SHEETS


                               Total    Series 7    Series 9   Series 10
                             --------   --------    ---------  ---------
               ASSETS

Buildings and improvements,
  net of accumulated
  depreciation          $553,145,475 $33,729,029 $106,094,488 $65,177,409

Construction in progress                          -

Land                      32,023,649   1,908,570    6,043,933  3,975,745

Other assets              34,748,426   1,710,631    5,986,744  5,508,823
                         -----------  ----------  ----------- ----------
                        $619,917,550 $37,348,230 $118,125,165 $74,661,977
                         =========== ===========  ===========  ==========

        LIABILITIES AND PARTNERS' CAPITAL

Mortgage and construction loans
  payable               $435,370,281  26,407,226   86,320,559  56,711,910

Accounts payable and accrued
  expenses                10,254,034   1,885,514    2,654,114     842,715

Other liabilities         33,675,700   2,239,166    9,278,698   2,944,862
                         -----------   ---------- -----------  ----------
                         479,300,015   30,531,906  98,253,371   60,499,487
                         -----------   ----------  ----------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax
  Credit Fund II
  Limited Partnership     79,966,776    2,075,330   15,671,528  10,972,063

  Other partners          60,650,759    4,740,994    4,200,266   3,190,427
                         -----------    ---------  ----------- -----------
                         140,617,535    6,816,324   19,871,794  14,162,490
                         -----------   ----------  -----------  ----------
                        $619,917,550  $37,348,230 $118,125,165 $74,661,977
                         ===========   ==========  ===========  ==========

        Boston Capital Tax Credit Fund II Limited Partnership

                    March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:

            COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED


                                          Series 11   Series 12    Series 14
                                          ---------   ---------    ---------

               ASSETS

    Buildings and improvements, net
      of accumulated depreciation      $65,178,232  $94,032,086 $188,934,231

    Construction in progress                     -            -            -

    Land                                 3,241,164    5,321,275   11,532,962

    Other assets                         5,122,566    5,414,178   11,005,484
                                        ----------   ----------  -----------
                                       $73,541,962 $104,767,539 $211,472,677
                                        ==========  ===========  ===========


     LIABILITIES AND PARTNERS' CAPITAL

    Mortgage and construction loans
      payable                          $54,307,045  $67,340,183 $144,283,358

    Accounts payable and accrued
      expenses                           1,030,227    1,218,726    2,622,738

    Other liabilities                    3,140,711    5,811,803   10,260,460
                                        ----------   ----------  -----------
                                        58,477,983   74,370,712  157,166,556
                                        ----------   ----------  -----------

    PARTNERS' CAPITAL
      Boston Capital Tax Credit
        Fund II Limited Partnership      10,759,922   13,703,311  26,784,622

      Other partners                      4,304,057   16,693,516  27,521,499
                                         ----------   ----------  ----------
                                         15,063,979   30,396,827  54,306,121
                                          ----------   ----------  ----------


                                        $73,541,962 $104,767,539 $211,472,677
                                         ==========  ===========  ===========

         Boston Capital Tax Credit Fund II Limited Partnership

                     March 31, 1996, 1995 and 1994




NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1994 are as follows:

              COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                  Total    Series 7     Series 9   Series 10
                                --------   --------    ---------   ---------

    Buildings and improvements, net of
      accumulated
      depreciation          $565,151,762 $35,087,215 $109,811,480 $68,207,119

    Construction in progress     299,419           -      299,419           -

    Land                      31,755,152   1,908,570    6,043,933   4,068,451

    Other assets              32,013,987   1,624,650    5,549,267   4,667,086
                             -----------  ----------  -----------   ---------

                            $629,220,320 $38,620,435 $121,704,099 $76,942,656
                             ===========  ==========  ===========  ==========

        LIABILITIES AND PARTNERS' CAPITAL

    Mortgage and construction loans
      payable               $432,476,235 $26,634,093  $87,213,719 $57,513,802

    Accounts payable and
      accrued expenses         8,058,069   1,747,857    1,276,783     755,433

    Other liabilities         31,259,884   1,601,565    9,593,851   2,685,786
                             -----------  ----------  -----------  ----------
                             471,794,188  29,983,515   98,084,353  60,955,021
                             -----------  ----------  -----------  ----------
    PARTNERS' CAPITAL
      Boston Capital Tax Credit Fund II
        Limited Partnership   92,540,366   3,194,089  18,541,690   12,506,421

      Other partners          64,885,766   5,442,831   5,078,056    3,481,214
                             -----------  ---------- -----------   ----------
                             157,426,132   8,636,920  23,619,746   15,987,635
                             -----------  ---------- -----------   ----------

                            $629,220,320 $38,620,435 $121,704,099 $76,942,656
                             ===========  =========== ===========  ==========

           Boston Capital Tax Credit Fund II Limited Partnership

                       March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1994 are as follows:

              COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                        Series 11    Series 12    Series 14
                                        ---------    ---------    ---------


            ASSETS

    Buildings and improvements,
      net of accumulated
      depreciation                    $68,001,070 $ 97,916,991 $186,127,887
    Construction in progress                    -            -            -
    Land                                3,239,961    5,321,275   11,172,962
    Other assets                        4,973,781    5,364,670    9,834,533
                                       ----------  -----------  -----------

                                      $76,214,812 $108,602,936 $207,135,382
                                       ==========  ===========  ===========



        LIABILITIES AND PARTNERS' CAPITAL

    Mortgage and construction
      loans payable                    $54,672,000  $68,258,851 $138,183,771
    Accounts payable and
      accrued expenses                     865,782      904,815    2,507,399
    Other liabilities                    3,456,783    5,307,688    8,614,210
                                        ----------  -----------  -----------
                                        58,994,565  74,471,354   149,305,380
                                        ----------  ----------  ------------
    PARTNERS' CAPITAL
      Boston Capital Tax Credit
        Fund II Limited
        Partnership                     12,452,753  15,924,322    29,921,091

      Other partners                     4,767,494  18,207,260    27,908,911
                                        ----------  ----------  ------------
                                        17,220,247  34,131,582    57,830,002
                                        ----------  ----------  ------------
                                       $76,214,812 $108,602,936 $207,135,382
                                       ==========  ===========  ===========

          Boston Capital Tax Credit Fund II Limited Partnership

                      March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                       Year ended December 31, 1995

                             Total       Series 7     Series 9    Series 10
                           --------      --------    ---------    ---------

Revenue
  Rental                 $ 62,157,406  $ 3,268,111  $12,625,157  $ 8,025,279
  Interest and other        2,816,226      123,779      661,026      400,160
                          -----------    ---------   ----------    ---------
                           64,973,632    3,391,890   13,286,183    8,425,439
                          -----------    ---------   ----------    ---------

Expenses
  Interest                 26,955,424    1,623,805    5,908,311    2,786,978
  Depreciation and
    amortization           23,814,033    1,488,792    4,612,835    2,905,773
  Taxes and insurance       7,610,524      392,701    1,580,274    1,106,818
  Repairs and maintenance   7,483,900      499,446    1,534,736      950,358
  Operating expenses       15,963,889    1,103,535    3,307,421    2,284,471
  Other expenses            3,409,335       64,925      335,320      261,818
                          -----------   ----------    ---------   ----------
                           85,237,105    5,173,204   17,278,897   10,296,216
                          -----------   ----------   ----------   ----------
     NET LOSS            $(20,263,473) $(1,781,314) $(3,992,714) $(1,870,777)
                          ===========   ==========   ==========   ==========


Net loss allocated to Boston
  Capital Tax Credit Fund
  II Limited
  Partnership*           $(13,903,301) $(1,086,940) $(3,067,436) $(1,592,528)
                          ===========   ==========   ==========   ==========

Net loss allocated to
  other partners         $ (6,360,172) $  (694,374) $  (925,278) $  (278,249)
                          ===========   ==========   ==========   ==========





* Amounts include $219,621, $290,086, $166,196, $83,193, $34,870 and $117,266
for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

          Boston Capital Tax Credit Fund II Limited Partnership

                      March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:

         COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                       Year ended December 31, 1995



                                          Series 11   Series 12    Series 14
                                          ---------   ---------    ---------


    Revenue
      Rental                              $8,074,820 $10,092,062  $20,071,977
      Interest and other                     456,806     470,428      704,027
                                           ---------  ----------   ----------
                                           8,531,626  10,562,490   20,776,004
                                           ---------  ----------   ----------
    Expenses
      Interest                             3,499,466   4,226,651    8,910,213
      Depreciation and amortization        3,009,594   4,254,968    7,542,071
      Taxes and insurance                  1,022,650   1,259,750    2,248,331
      Repairs and maintenance                913,760   1,198,249    2,387,351
      Operating expenses                   1,094,604   2,279,003    5,894,855
      Other expenses                       1,038,220   1,103,664      605,388
                                          ----------  ----------   ----------
                                          10,578,294  14,322,285   27,588,209
                                          ----------  ----------   ----------

          NET LOSS                       $(2,046,668)$(3,759,795) $(6,812,205)
                                          ==========  ==========   ==========


    Net loss allocated to Boston
      Capital Tax Credit Fund
      II Limited Partnership*            $(1,704,386)$(2,214,296) $(4,237,715)
                                          ==========  ==========   ==========

    Net loss allocated to
      other partners                     $  (342,282)$(1,545,499) $(2,574,490)
                                          ==========  ==========   ==========


* Amounts include $219,621, $290,086, $166,196, $83,193, $34,870 and $117,266
for Series 7, Series 9, Series 10 Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

            Boston Capital Tax Credit Fund II Limited Partnership

                        March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1994 in which series 7, 9 through
 12, and 14 hold an interest as of December 31, 1994 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                         Year ended December 31, 1994

                                 Total    Series 7    Series 9   Series 10
                                -------   --------    --------   ---------

Revenue
  Rental                   $ 66,155,915$ 3,208,349 $13,077,508 $ 9,646,732
  Interest and other          1,947,167    123,400     362,501     309,066
                            ----------- ----------  ----------  ----------

                             68,103,082  3,331,749  13,440,009   9,955,798
                            ----------- ----------  ----------  ----------

Expenses
  Interest                   33,057,299  1,552,673   6,841,822   4,602,007
  Depreciation and
   amortization              23,764,492  1,454,255   4,663,655   2,938,163
  Taxes and insurance         7,688,068    458,086   1,591,984   1,055,160
  Repairs and maintenance     6,394,470    421,876   1,326,375     874,951
  Operating expenses         16,699,213  1,011,310   3,082,698   2,310,191
  Other expenses              1,239,288    116,082     239,772     174,042
                            ----------- ----------  ----------  ----------

                             88,842,830  5,014,282  17,746,306  11,954,514
                            ----------- ----------  ----------  ----------

      NET LOSS            $(20,739,748)$(1,682,533)$(4,306,297)$(1,998,716)
                            =========== ==========  ==========  ==========


Net loss allocated to Boston
  Capital Tax Credit Fund
  II Limited
  Partnership*            $(14,276,419)$(1,007,181)$(3,302,891)$(1,679,046)
                           ===========  ==========  ==========  ==========



Net loss allocated to
  other partners          $ (6,463,329)$  (675,352)$(1,003,406)$  (319,670)
                           ===========  ==========  ==========  ==========


* Amounts include $168,040, $47,196 and $8,165 for Series 7, Series 10 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

            Boston Capital Tax Credit Fund II Limited Partnership

                        March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1994 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1994 are as follows:

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

                        Year ended December 31, 1994

                                       Series 11    Series 12   Series 14

                                       ---------    ---------   ---------


    Revenue
      Rental                        $ 8,986,788  $10,152,370 $21,084,168
      Interest and other                 296,356      388,290     467,554
                                      ----------   ----------  ----------
                                       9,283,144   10,540,660  21,551,722
                                      ----------   ----------  ----------

    Expenses
      Interest                         4,608,036    4,672,103  10,780,658
      Depreciation and
        amortization                   3,040,822    4,265,400   7,402,197
      Taxes and insurance                946,647    1,234,835   2,401,356
      Repairs and maintenance            764,146    1,004,299   2,002,823
      Operating expenses               1,998,273    2,925,130   5,371,611
      Other expenses                     109,311      216,619     383,462
                                      ----------   ----------  ----------

                                      11,467,235   14,318,386  28,342,107
                                      ----------   ----------  ----------
   NET LOSS                         $(2,184,091) $(3,777,726)$(6,790,385)
                                     ==========   ==========  ==========


    Net loss allocated to Boston
      Capital Tax Credit Fund
      II Limited Partnership*       $(1,766,133) $(2,227,692)$(4,293,476)
                                     ==========   ==========  ==========


    Net loss allocated to
      other partners                $  (417,958) $(1,550,034)$(2,496,909)
                                     ==========   ==========  ==========



* Amounts include $168,040, $47,196 and $8,165 for Series 7, Series 10 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

         Boston Capital Tax Credit Fund II Limited Partnership

                     March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN

 For income tax purposes, the partnership reports using a December 31 year end. The partnership's net loss for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                             Total       Series 7     Series 9     Series 10
                           --------       --------     --------    ---------


Net loss for financial reporting
  purposes                $(15,778,936)$(1,000,832) $(3,380,626) $(1,829,903)

Operating limited partnership rents
  received in advance            4,661         513        4,102       (3,976)

Partnership management fees
  not recognized for
  tax purposes               2,312,283     107,256      540,717      316,814

Other                          570,416           -     (187,432)       3,814

Operating Limited Partnership
  loss not allowed for financial
  reporting under equity
  method of accounting        (911,232)   (219,621)    (290,086)    (166,196)

Excess of tax depreciation over book
  depreciation on operating limited
  partnership assets        (1,542,117)     (1,944)    (275,324)    (149,140)

Difference due to fiscal year
  for book purposes and calendar
  year for tax purposes       (526,463)     267,998  (1,124,860)      66,095
                           -----------     --------  ----------   ----------

Loss for tax  return purposes,
  December 31, 1995       $(15,871,388)   $(846,630)$(4,713,509) $(1,762,492)
                            ===========    ========  ==========   ==========

            Boston Capital Tax Credit Fund II Limited Partnership

                        March 31, 1996, 1995 and 1994

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
        (Continued)

 For income tax purposes, the partnership reports using a December 31 year end. The partnership's net loss for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                                         Series 11   Series 12    Series 14
                                         ---------   ---------    ---------

    Net loss for financial
      reporting purposes               $(1,960,877)$(2,611,578) $(4,995,120)


    Operating limited
      partnership rents
      received in advance                    (1,745)     (2,053)      7,820

    Partnership management
      fees not recognized for
      tax purposes                          293,577     351,469     707,026


    Other                                   146,439     (44,593)    652,188

    Operating limited
      partnership loss
      not allowed for financial
      reporting under equity
      method of accounting                 (83,193)    (34,870)    (117,266)

    Excess of tax depreciation
      over book depreciation
      on operating limited
      partnership assets                  (174,075)   (191,560)    (750,074)


    Difference due to fiscal
      year for book purposes
      and calendar
      year for tax purposes                 97,950      40,806      120,972
                                        ----------  ----------   ----------
    Loss for tax  return
       purposes, December
       31, 1995                        $(1,681,924)$(2,492,379) $(4,374,454)
                                        ==========  ==========   ==========

           Boston Capital Tax Credit Fund II Limited Partnership

                       March 31, 1996, 1995 and 1994





NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
(Continued)

 For income tax purposes, the partnership reports using a December 31 year end. The partnership's net loss for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:


                                  Total    Series 7    Series 9     Series 10
                                 --------  --------    --------     ---------


Net loss for financial
  reporting purposes         $(16,850,343) $(980,215) $(3,935,261)$(2,035,020)

Operating limited partnership
  rents received in advance         1,512         -             -           -

Partnership management fees
  not recognized for
  tax purposes                  2,299,927    106,456       523,364    335,456

Other                             858,679    135,106        58,038     32,703

Operating limited partnership,
  net loss not allowed for
  financing reporting under
  equity method                  (255,341)  (168,040)     (25,743)    (47,196)

Excess of tax depreciation over
  book depreciation on operating
  limited partnership assets    (1,622,856)  (48,597)   (185,385)    (188,627)

Difference due to fiscal year
  for book purposes and calendar
  year for tax purposes            117,507     7,810      15,582       10,451
                               -----------  --------  ----------   ----------

Loss for tax return purposes,
  December 31, 1994           $(15,450,915) $(947,480)$(3,549,405)$(1,892,233)
                               ===========   ========  ==========  ==========

            Boston Capital Tax Credit Fund II Limited Partnership

                        March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
        (Continued)

 For income tax purposes, the partnership reports using a December 31 year end. The partnership's net loss for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:


                                       Series 11    Series 12    Series 14

                                       ---------    ---------    ---------

    Net loss for financial
      reporting purposes             $(2,136,086) $(2,680,924)  $(5,082,837)


    Operating limited
      partnership rents
      received in advance                      -           71         1,441


    Partnership management
      fees not recognized
      for tax purposes                   309,625      374,819       650,207


    Other                                 61,170      260,261       311,401


    Operating limited
      partnership, net loss
      not allowed for financing
      reporting under
      equity method                       (6,197)           -        (8,165)


    Excess of tax depreciation
      over book depreciation
      on operating limited
      partnership assets                (178,964)    (300,258)     (721,025)


    Difference due to fiscal
      year for book purposes
      and calendar year
      for tax purposes                   (24,960)      10,984        97,640

                                      ----------   ----------    ----------
     Loss for tax return purposes,
       December 31, 1994             $(1,975,412) $(2,335,047)  $(4,751,338)
                                      ==========   ==========    ==========

         Boston Capital Tax Credit Fund II Limited Partnership

                     March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
(Continued)

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:


                                      Total   Series 7   Series 9   Series 10
                                    --------- --------   --------   ---------

  Investment in operating limited
    partnerships - tax return
    December 31, 1994           $89,973,412 $2,508,295 $18,408,539$12,273,763

  Add back losses not recognized
    under the equity method         366,246    269,493      25,743     56,648

  Historic tax credit             5,105,527  1,819,802     240,250          -

  Less share of loss - three months
    ended March 31, 1994         (5,109,374)  (125,066) (1,134,799)  (776,692)

  Other                           3,072,960   (705,239)    500,092    367,164
                                 ----------  ---------  ---------- ----------

  Investment in operating limited
    partnerships - as reported  $93,408,771 $3,767,285 $18,039,825$11,920,883
                                 ==========  =========  ========== ==========

           Boston Capital Tax Credit Fund II Limited Partnership

                       March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
(Continued)

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:

                                   Series 11      Series 12     Series 14
                                   ---------      ---------     ---------

  Investment in operating limited
    partnerships - tax return
    December 31, 1994             $11,364,312    $16,141,480   $29,277,023


  Add back losses not recognized
    under the equity method             6,197              -         8,165


  Historic tax credit               1,281,688              -     1,763,787


  Less share of loss -
    three months ended
    March 31, 1994                   (721,702)      (613,706)   (1,737,409)


  Other                               433,890        560,022     1,917,031
                                   ----------     ----------    ----------

  Investment in operating
    limited partnerships -
    as reported                   $12,364,385    $16,087,796   $31,228,597
                                   ==========     ==========    ==========

           Boston Capital Tax Credit Fund II Limited Partnership

                       March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
(Continued)

 For income tax purposes, the partnership reports using a December 31 year end. The partnership's net loss for financial reporting and tax return purposes for the year ended March 31, 1994 are reconciled as follows:


                              Total       Series 7     Series 9    Series 10
                            ---------     --------     --------    ---------

    Net loss for financial
      reporting purposes  $(17,716,558) $(1,472,695) $(3,656,691) $(2,100,773)

    Operating limited partnership
      rents received in
      advance                    2,989          799        2,190            -

    Partnership management fees
      not recognized for
      tax purposes           2,110,980      109,457      521,108      335,618

    Other                    1,502,458      523,954       77,677      (50,678)

    Operating limited partnership,
      net loss not allowed for
      financing reporting under
      equity method           (110,905)    (101,453)          -        (9,452)

    Excess of tax depreciation
      over book depreciation on
      operating limited
      partnership assets    (1,646,520)     (39,360)   (276,614)     (140,107)

    Difference due to fiscal year
      for book purposes and
      calendar year for tax
      purposes                  325,256       (2,240)    84,040        18,044
                             ----------    --------- ----------    ----------

    Loss for tax return
      purposes, December 31,
      1993                 $(15,532,300)  $(981,538) $(3,248,290) $(1,947,348)
                            ===========    =========  ==========   ==========

           Boston Capital Tax Credit Fund II Limited Partnership

                       March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
         (Continued)

 For income tax purposes, the partnership reports using a December 31 year end. The partnership's net loss for financial reporting and tax return purposes for the year ended March 31, 1994 are reconciled as follows:



                                     Series 11     Series 12    Series 14
                                     ---------     ---------    ---------

    Net loss for financial
      reporting purposes           $(2,365,204)  $(2,615,480) $(5,505,715)


    Operating limited
      partnership rents
      received in advance                    -             -            -


    Partnership management
      fees not recognized for
      tax purposes                     248,682       379,259      516,856


    Other                              102,030       171,615      677,860


    Operating limited
      partnership, net loss
      not allowed for financing
      reporting under equity
      method                                 -             -            -


    Excess of tax depreciation
      over book depreciation on
      operating limited
      partnership assets              (155,553)     (362,173)    (672,713)


    Difference due to fiscal
      year for book purposes
      and calendar year for
      tax purposes                      27,814       (21,375)     218,973
                                    ----------    ----------   ----------

    Loss for tax return
      purposes, December
      31, 1993                     $(2,142,231)  $(2,448,154) $(4,764,739)
                                    ==========    ==========   ==========

           Boston Capital Tax Credit Fund II Limited Partnership

                       March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
        (Continued)

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:


                                 Total     Series 7    Series 9   Series 10
                               ---------   --------    --------   ---------


Investment in operating limited
  partnerships - tax return
  December 31, 1995           $75,397,066 $1,679,526 $13,631,595 $10,418,219

Add back losses not recognized
  under the equity method       1,277,478    489,114     315,829     222,844

Historic tax credit             5,105,527  1,819,802     240,250           -

Less share of loss - three months
  ended March 31, 1995         (5,109,374)  (125,066) (1,134,799)   (776,692)

Other                           3,394,486   (965,668)  2,151,759     534,599
                               ----------  ---------  ----------  ----------

Investment in operating limited
  partnerships - as reported  $80,065,183 $2,897,708 $15,204,634 $10,398,970
                               ==========  =========  ==========  ==========

            Boston Capital Tax Credit Fund II Limited Partnership

                        March 31, 1996, 1995 and 1994




NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAX RETURN
         (Continued)

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:


                                     Series 11    Series 12    Series 14
                                     ---------    ---------    ---------


  Investment in operating limited
    partnerships - tax return      $ 9,795,177  $13,684,043  $26,188,506


  Add back losses not recognized
    under the equity method             89,390       34,870      125,431


  Historic tax credit                1,281,688            -    1,763,787


  Less share of loss - three months
    ended March 31, 1995              (721,702)    (613,706)  (1,737,409)


  Other                                148,782      794,386      730,628

                                    ----------   ----------   ----------
  Investment in operating limited
    partnerships - as reported     $10,593,335  $13,899,593  $27,070,943
                                     ==========   ==========   ==========

         Boston Capital Tax Credit Fund II Limited Partnership

                     March 31, 1996, 1995 and 1994






NOTE E - CASH EQUIVALENTS

  Cash equivalents of $1,700,000 and $2,000,000 as of March 31, 1996 and 1995, respectively, include tax-exempt sweep accounts and money market accounts with interest at rates ranging 2.25% to 5.3% per annum.


NOTE F - NOTES RECEIVABLE

  Notes receivable at March 31, 1996 and 1995, in Series 14, consist of advance installments of capital contributions and/or advances made to operating limited partnerships of $1,168,584. The Series 14 notes provide for varying terms which include noninterest-bearing notes and interest-bearing notes with interest rates at prime plus 1% or a flat 8% rate. The prime rate was 8.25% and 9% at March 31, 1996 and 1995, respectively. The carrying value of the notes receivable approximates fair value.

































                              Boston Capital Tax Credit Fund II Limited Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land   provemnts      Total     ciation   Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------

Bowditch
School     1,645,676    65,961  4,818,466     52,714     65,961   4,871,180    4,937,141     931,657  12/89  12/89       34

Briarwood
Apts LP      627,182    44,500    747,246     19,136     44,500     766,382      810,882     201,574  12/89  12/89   5-27.5

Buckner
Prop LP      621,696    27,500    771,030      8,760     27,500     779,790      807,290     227,423   3/89  12/89   5-27.5

Creekside  1,095,805    89,016  1,290,616    (7,432)*    89,016   1,283,184    1,372,200     136,643   9/89   6/89   5-27.5

Deer Hill
II LP      1,484,213   103,000  1,424,556    337,809    103,000   1,762,365    1,865,365     455,359   5/89   2/90   5-27.5

Hillandale 3,207,981   601,653  4,198,973  1,814,396    601,653   6,013,369    6,615,022   1,458,458   1/90  12/89   5-27.5

King City
Elderly    1,658,088   175,000  2,549,870     54,594    175,000   2,604,464    2,779,464     553,116  11/89   6/90     27.5

Lebanon
Prop II
LP           575,564     3,000    730,187      9,536      3,000     739,723      742,723     201,298   7/89  12/89   5-27.5

Metropole
Apts
Assoc      2,250,137    82,800  2,621,625     51,040     82,800   2,672,665    2,755,465     578,378  12/89  12/89     27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts     Total      ciation   Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
New
Holland
Apts       1,096,329    80,000  3,269,700     43,105     80,000   3,312,805    3,392,805     668,347   8/90   5/90       35

Oak Groove
Estates
LP           487,453    15,200    597,465      7,710     15,200     605,175      620,375     163,345   9/89  12/89     27.5

Oakview
LTD        1,133,721    35,280  1,375,820     78,040     35,280   1,453,860    1,489,140     273,628  10/89  12/89       40

Rosenberg
Hotel      8,492,153   452,000  7,434,335  4,873,499    452,000  12,307,834   12,759,834   1,374,986   1/92   2/90     27.5

Westwood   1,419,114    96,600  1,355,174    345,989     96,660   1,701,163    1,797,823     449,977   7/90   7/90   5-27.5

Winfield
Prop II
LP           612,114    37,000    735,086      5,265     37,000     740,351      777,351     211,092   5/89  12/89   5-27.5

          ---------- --------- ---------- ----------  --------- -----------  ----------- -----------
          26,407,226 1,908,510 33,920,149  7,694,161  1,908,570  41,614,310   43,522,880   7,885,281
          ========== ========= ========== ==========  ========= ===========  =========== ===========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been ommitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 41,816,362

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,735,711
    Other.............................................          0
                                                       ----------
                                                                 $  1,735,711

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 43,552,073

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    147,543
    Other.............................................          0
                                                       ----------
                                                                 $    147,543
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 43,699,616
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     58,462
    Other.............................................          0
                                                       ----------
                                                                 $     58,462

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (261,992)
                                                       ----------
                                                                 $   (261,992)
                                                                  -----------
Balance at close of period - 03/31/95............................$ 43,496,086









Notes to Schedule III-Continued
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95.........................$ 43,496,086

  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................      26,794
    Other.........................................           0
                                                   -----------
                                                              $     26,794
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/96.........................$ 43,522,880
                                                               ===========








































Notes to Schedule III - Continued
Boston Capital Tax Credit Fund II Limited Partnership - Series 7

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.......................$ 2,312,199

  Current year expense................................$1,360,178
                                                       ---------

Balance at close of period - 3/31/93............................$ 3,672,377
  Current year expense................................$1,436,830
                                                       ---------

Balance at close of period - 3/31/94............................$ 5,109,207
  Current year expense................................$1,391,094
                                                       ---------

Balance at close of period - 3/31/95............................$ 6,500,301
  Current year expense................................$1,384,980
                                                       ---------

Balance at close of period - 3/31/96............................$ 7,885,281
                                                                 ==========




































S>

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-                    Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date   Life
- ----------------------------------------------------------------------------------------------------------------------------
438 Warren
St.          721,934    45,972  1,177,081     28,521     45,972   1,205,602    1,251,574     266,310   5/90   3/90       28

Beaver
Brook      1,190,067   135,070  1,395,155      3,197    135,070   1,398,352    1,533,422     357,965   5/90   4/90     27.5

Big Lake
Seniors      563,791    27,804    732,961          0     27,804     732,961      760,765      10,013   6/95   4/94   5-27.5

Blakely      950,891    50,000  1,159,403      9,623     50,000   1,169,026    1,219,026     272,179   5/90   5/90   5-27.5

Blanco Sr    522,329    40,147    679,816          0     40,147     679,816      719,963      22,939   9/94  12/93     7-40

Blooming-
dale       1,487,564   100,338  1,771,660      5,410    100,338   1,777,070    1,877,408     418,891   3/90   5/90   5-27.5

Breeze-
wood       1,434,367   114,000  1,784,173      4,415    114,000   1,788,588    1,902,588     403,898   5/90   5/90   7-27.5

Brooklyn   1,112,292     9,000  1,416,895     26,729      9,000   1,443,624    1,452,624     247,845   5/90   5/90   5-27.5

Calif.
Inv.V      5,537,313   401,411 10,661,108     164,739    401,411  10,825,847   11,227,258   1,756,859   3/90   3/90       35

Cambridge  1,139,783    99,974  1,381,815         377     99,974   1,382,192    1,482,166     332,825   1/90   4/90   7-27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts     Total       ciation   Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Cedar
Rapids     3,554,088   294,600  7,692,319     86,191    294,600   7,778,510    8,073,110   1,705,735   6/90   4/90   7-27.5

Corinth    1,498,021    53,351  1,865,231     21,611     53,351   1,886,842    1,940,193     448,022   2/90   4/90   5-27.5

Cotton Mill
Assoc.     1,491,425    75,000  1,730,384          0     75,000   1,730,384    1,805,384     133,877   7/93  10/92   5-27.5

Fawn
River      3,714,629    77,000  4,396,993    311,627     77,000   4,708,620    4,785,620     900,240  10/90  10/90     27.5

Fountain
Green        711,968    68,134    880,440      1,607     68,134     882,047      950,181     187,701   5/90   6/90     27.5

Glenwood
Hotel        758,337    25,000  1,128,486      8,725     25,000   1,137,211    1,162,211     256,385   6/90   6/90   7-27.5

Greenwich  1,491,521    85,197  1,862,476     18,788     85,197   1,881,264    1,966,461     428,307   2/90   4/90   5-27.5

Grifton    1,268,583    35,393  1,170,847    361,689     35,393   1,532,536    1,567,929      86,114   2/94   9/93   7-27.5

Hacienda
Villa      3,980,713   233,165  7,304,446    121,467    233,165   7,425,913    7,659,078   1,121,261   1/90   4/90       40

Haines
City       1,446,142   100,000  1,709,218     10,512    100,000   1,719,730     1,819,730    419,296   2/90   4/90     27.5



                               Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
- ----------------------------------------------------------------------------------------------------------------------------
Hernando   1,492,075    70,000  1,975,766      8,818     70,000   1,984,584    2,054,584     453,591   7/90   6/90     27.5

Hobe
Sound      2,816,036   261,000  3,482,634     29,920    261,000   3,512,554    3,773,554     803,917   4/90   4/90     27.5

Immokalee  2,202,100   160,000  2,732,134      9,069    160,000   2,741,203    2,901,203     467,108   5/90   5/90   7-27.5

Kristin
Park       1,397,423   117,179  1,694,459     29,368    117,179   1,723,827    1,841,006     272,835   6/90   3/90     27.5

Le Grande
Enterprise 1,750,788    13,090  2,232,493    (53,368)    67,500   2,179,125    2,246,625     116,546  10/93  11/92     5-50

Long-
meadow     1,487,505    95,000  1,765,749      3,640     95,000   1,769,389    1,864,389     258,262   8/90   8/90    10-40

Maywood    1,508,200    53,000  1,961,139      3,569     53,000   1,964,708    2,017,708     430,363   7/90   3/90   5-27.5

Meadow
run          642,782    44,400    784,163      5,165     44,400     789,328      833,728     184,123   5/90   5/90     27.5

Meadow-
crest      2,914,423   286,065  4,982,274     28,041    286,065   5,010,315    5,296,380   1,192,810  10/90   9/90   5-27.5

Newfane
Senior     1,010,004    30,000  1,211,708      8,118     30,000   1,219,826    1,249,826     181,126   9/92  10/92   5-27.5

New
Holland    1,096,329    80,000  3,269,700     43,105     80,000   3,312,805    3,392,805     668,347   8/90   5/90   5-27.5

                               Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date    Life
- ----------------------------------------------------------------------------------------------------------------------------
Old
Stage      1,270,914    39,840  1,517,419      5,759     39,840   1,523,178    1,563,018     341,987   9/90   5/90     27.5

Pedcor
Invest.    3,097,507   170,435  6,211,383    (14,090)*  170,435   6,197,293    6,367,728     957,292   4/90   3/90     27.5

Pleasanton
Sr           627,543    40,000    813,308          0     40,000     813,308      853,308      58,584   7/93  12/93       40

Polkton
Housing      662,348    25,038    752,017          0     25,038     752,017      777,055     109,294  12/93   1/94   5-27.5

Princess
Manor      1,498,280    57,066  1,869,314      7,059     57,066   1,876,373    1,933,439     433,336   8/90   6/90   5-27.5

Princess
Villas     1,497,280    63,104  1,786,927      8,009     63,104   1,794,936    1,858,040     405,524   8/90   6/90   5-27.5

Putney
First      1,426,642   128,800  1,804,424    (11,983)   128,800   1,792,441    1,921,241     130,604   5/93  12/92   5-27.5

Quail
Hollow
RRH        1,477,740   100,000  1,861,652      3,827    100,000   1,865,479    1,965,479     453,113   1/90   5/90     27.5

Quail
Hollow
Warsaw     1,411,795    33,500  1,747,578      7,252     33,500   1,754,830    1,788,330     250,714   9/90   7/90     7-40

                                Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Rainbow
Gardens    1,224,708    70,000  1,450,989        802     70,000   1,451,791    1,521,791     156,235   6/93  12/92   7-27.5

Raitt
St. Apts.    782,537   270,281  1,221,755          0    270,281   1,221,755    1,492,036     105,511   8/93   5/93   5-27.5

School
St. II       832,590    37,622  1,585,434      3,943     37,622   1,589,377    1,626,999     169,008   6/93   6/93   7-27.5

South
Paris
Housing    1,498,290    65,000  1,853,831   (176,840)   242,301   1,676,991    1,919,292     209,724  10/92  11/92   5-27.5

South-
western    1,432,572    30,000  1,766,094      9,026     30,000   1,775,120    1,805,120     417,003   5/90   5/90   7-27.5

Spring-
field      3,895,815   775,955  4,177,205  5,474,378    775,955   9,651,583   10,427,538   1,576,075   6/91   6/90   5-27.5

Sunshine   1,476,908   127,000  1,729,289     17,266    127,000   1,746,555    1,873,555     363,098  11/90   9/90   5-27.5

Surry
Village II   779,972    60,000    938,244      1,982     50,718     940,226      990,944     231,108   1/90   5/90   5-27.5

Tappa-
hannock
Green      1,514,482   122,500  1,703,038          0    122,500   1,703,038    1,825,538     130,829   5/94   3/94   5-27.5


                            Boston Capital Tax Credit Fund II Limited Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                   Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date   Life
- ----------------------------------------------------------------------------------------------------------------------------
Twin
Oaks      1,144,522    53,636   1,397,601      5,222     53,636    1,402,823    1,456,459     325,583   5/90   5/90  5-27.5

Village
Oaks        736,735    42,140     884,614      3,359     42,140      887,973      930,113     197,559   2/90   6/90  5-27.5

Warrens-
burg        796,924    32,000     991,475     10,399     32,000    1,001,874    1,033,874     272,304   4/90   4/90  5-27.5

Westside  1,863,906    25,000   4,022,240    (45,749)*   25,000    3,976,491    4,001,491     752,988  12/90   6/90  5-27.5

Westwood  1,419,114    96,660   1,690,074     11,089     96,660    1,701,163    1,797,823     449,977   7/90   7/90    27.5

Wilming-
ton       1,058,012    75,637   1,293,362     (6,401)*   75,637    1,286,961    1,362,598     279,747   8/90   8/90    27.5
         ----------  -------- ----------- ----------  ---------  -----------  ----------- -----------
         86,320,559 5,821,504 123,062,393  6,614,982  6,043,933  129,677,375  135,721,308  23,582,887
         ========== ========= =========== ==========  =========  ===========  =========== ===========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been ommitted for presentation purposes.





Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 9

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$122,231,856

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  3,447,429
    Improvements, etc.................................    143,343
    Other.............................................          0
                                                       ----------
                                                                 $  3,590,772

  Deductions during period:
    Cost of real estate sold..........................$(7,395,934)
    Other.............................................    (24,083)
                                                       ----------
                                                                 $ (7,420,017)
                                                                  -----------
Balance at close of period - 03/31/93............................$118,402,611

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  3,591,731
    Improvements, etc.................................  9,011,423
    Other.............................................          0
                                                       ----------
                                                                 $ 12,603,154
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$131,005,765
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,630,397
    Improvements, etc.................................  1,266,494
    Other.............................................          0
                                                       ----------
                                                                 $  3,896,891

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$134,902,656

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95.........................$134,902,656

  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     818,652
    Other.........................................           0
                                                   -----------
                                                              $    818,652
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/96.........................$135,721,308
                                                               ===========

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92......................$ 6,203,920

  Current year expense...............................$4,059,735
                                                      ---------

Balance at close of period - 3/31/93...........................$10,263,655
  Current year expense...............................$4,195,190
                                                      ---------

Balance at close of period - 3/31/94...........................$14,458,845
  Current year expense...............................$4,588,398
                                                      ---------

Balance at close of period - 3/31/95...........................$19,047,243
  Current year expense...............................$4,535,644
                                                      ---------

Balance at close of period - 3/31/96...........................$23,582,887
                                                                ==========



                                Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                 Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total     ciation   Date    Date    Life
- ----------------------------------------------------------------------------------------------------------------------------

Ackerman     618,317    42,000    619,380    244,777     42,000      864,157      906,157      42,494   6/94   9/93   5-27.5

Athens II  1,342,337    75,000  1,642,281     13,502     75,000   1,655,783    1,730,783     329,759   6/90   8/90   5-27.5

Autumn
Lane         736,560    34,094    891,072        382     34,094     891,454      925,548     186,784  11/90   8/89   5-27.5

Baytree      961,494    44,759  1,099,246     74,543     44,759   1,173,789    1,218,548     296,734   7/90  11/88   5-27.5

Benchmark    955,427    60,600  1,137,112     14,980     60,600   1,152,092    1,212,692     290,820   7/90  11/88   5-27.5

Brentwood    959,213    64,999  1,163,002      8,598     64,999   1,171,600    1,236,599     162,960  10/90  11/90   5-27.5

Briarwood  1,489,634   154,900  1,898,553   (438,637)   154,900   1,459,916    1,614,816     331,810   8/90   8/90   5-27.5

Butler
Properties   506,121    37,500    376,730    223,430     37,500     600,160      637,660      72,115   2/91  12/90   5-27.5

Candlewick
Place      1,265,908    70,800  1,500,289     46,824     70,800   1,547,113    1,617,913     145,019  10/92  12/92   5-27.5

Cedarstone   779,017    66,000    955,695      1,673     66,000     957,368    1,023,368      80,424   5/93   5/93     5-40

Centre-
ville Apts.  590,287    63,073    697,069     49,780     16,000     746,849      762,849     229,129   2/90  11/90   5-27.5

                                                           F-81


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts      Total     ciation   Date    Date   Life
- ---------------------------------------------------------------------------------------------------------------------------
Charlton
Court      1,208,496    56,144  1,449,050        802     56,144   1,449,852    1,505,996     185,502   1/93  12/92   7-27.5

Chuck-
atuck      1,454,329   128,725  1,731,557      5,363    128,725   1,736,920    1,865,645     281,263   2/90  11/90    12-40

Clover-
leaf I       860,263    54,740    969,048     18,097     54,740     987,145    1,041,885     230,000   4/90  11/90   5-27.5

Clover-
leaf II      879,595    66,488    981,480     21,561     66,488   1,003,041    1,069,529     233,233   4/90  11/90   5-27.5

Connells-
ville      1,376,147    55,440  1,591,799     11,143     55,440   1,602,942    1,658,382     257,810   3/90  11/90   5-27.5

Dallas     1,779,831   230,059  3,408,933   (203,647)*  230,059   3,205,286    3,435,345     744,124  10/90  12/91   5-27.5

Ellaville    790,677    45,000    977,293        413     45,000     977,706    1,022,706     236,493   2/90   7/90   5-27.5

Forsyth    1,464,338    55,000  1,894,917      1,085     55,000   1,896,002    1,951,002     409,368   9/90   7/90   7-27.5

Freedom
Apts.      1,055,152   144,065  1,219,436     18,300    144,065    1,237,736    1,381,801     185,218   9/90  11/90   5-27.5

Great
Falls        878,516    38,292  1,053,154      3,495     38,292   1,056,649     1,094,941    228,547  10/90  11/90   5-27.5


                                                           F-82



                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Hartway
Properties   918,046    49,000  1,116,507          0     49,000   1,116,507     1,165,507    210,505   6/90   7/90   5-27.5

Hilltop    1,494,830   105,000  1,916,734      8,803    105,000   1,925,537     2,030,537    434,328   7/90   8/90   7-27.5

Ironton
Estates      629,371    29,500    794,461        914     29,500     795,375       824,875    112,684   1/93   5/93   5-27.5

Lambert
Square     1,008,422    41,200  1,243,568          0     41,200   1,243,568     1,284,768     98,663  12/92  11/92     5-40

Lawton
Apts.      1,495,621    54,400  1,848,603     15,152     54,400   1,863,755     1,918,155    544,372   6/90  11/90   5-27.5

Longview     875,576    25,000  1,071,946     26,737     25,000   1,098,683     1,123,683    279,767   8/90  11/88   5-27.5

Maidu      2,222,801    56,500  4,890,261    269,330     56,500   5,159,591     5,216,091    896,043  12/91   3/91   7-27.5

Meadow-
brook      1,484,563    75,141  1,789,549        765     75,141   1,790,314     1,865,455    425,096   3/90   9/90   5-27.5

Mercer
Apts.        913,182    46,249  1,098,860     14,266     46,249   1,113,126     1,159,375    168,351   8/90  11/90   5-27.5

Morgan-
town         773,412    36,000    930,187          7     36,000     930,194       966,194    123,779  12/90   8/90   5-27.5


                                                           F-83




                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total    ciation   Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------
Newnan     2,121,949    92,706  4,128,942   (155,545)*        0   3,973,397     3,973,397    895,160  10/90  12/90   5-27.5

Northern
Conn       1,024,762    42,500  1,536,482     10,144     42,500   1,546,626     1,589,126    171,212  12/92   1/93   5-27.5

Parkwood   2,688,473   316,667  4,358,381      6,117    316,667   4,364,498     4,681,165    863,626   5/91   3/91   5-27.5

Pedcor
Invest-
ments      3,120,633   200,000  4,714,711    272,995    200,000   4,987,706     5,187,706    657,713  10/90   7/90   5-27.5

Pinetree
Manor        985,629    30,000  1,210,633        438     30,000   1,211,071     1,241,071     93,483   1/93  11/92     7-40

Pineview     966,192   125,000  1,178,400      4,541    125,000   1,182,941     1,307,941    256,053  12/90   9/90   7-27.5

Rosewood
Village      651,752    36,000    806,255      1,956     36,000     808,211       844,211    187,485   7/90   7/90   5-27.5

South
Farm       2,633,006   254,636  3,486,308      7,644    254,636   3,493,952     3,748,588    434,036   7/93   4/93     7-40

Stockton
Estates      518,684    17,500    647,699          0     17,500     647,699       665,199     97,365   1/93   2/93   5-27.5

Stratford
Square       755,381    63,000    443,433    452,618     63,000     896,051       959,051     74,777   2/93  10/92     5-40

                                                           F-84


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
- ----------------------------------------------------------------------------------------------------------------------------
Summer
Glen       1,493,610   147,225  1,669,056      1,078    147,225   1,670,134     1,817,359    164,892   3/93  11/92     5-40

Washington
Heights      473,150    76,537    974,803      8,932     76,537     983,735    1,060,272     148,679   7/90  11/90   5-27.5

West Des
Moines     2,417,885   437,568  4,154,100    256,366    437,568   4,410,466    4,848,034     903,166   7/90   7/90   7-27.5

Wichita
West       1,605,077   110,377  2,920,599     12,655    110,377    2,933,254     3,043,631    612,949   7/90   7/90   7-27.5

Woodside
Housing    1,488,244    60,140  1,926,294     11,412     60,140   1,937,706     1,997,846    266,458  11/90  12/90   5-27.5
          ---------- --------- ---------- ----------  --------- -----------  ----------- ------------
          56,711,910 4,115,524 78,113,868  1,343,789  3,975,745  79,457,657    83,433,402  14,280,248
          ========== ========= ========== ==========  ========= ===========  =========== ============

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been ommitted for presentation purposes.



Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 73,561,151

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,204,866
    Improvements, etc.................................    314,333
    Other.............................................          0
                                                       ----------
                                                                 $  2,519,199

  Deductions during period:
    Cost of real estate sold..........................$(7,395,934)
    Other.............................................          0
                                                       ----------
                                                                 $(7,395,934)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 68,684,416

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  8,492,161
    Improvements, etc.................................  6,297,007
    Other.............................................          0
                                                       ----------
                                                                 $ 14,789,168
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 83,473,584
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    313,600
    Other.............................................          0
                                                       ----------
                                                                 $    313,600

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,787,184

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/95.........................$ 83,787,184
  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................           0
    Other.........................................      86,855
                                                   -----------
                                                              $     86,855
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................    (440,637)
                                                   -----------
                                                              $   (440,637)
                                                               -----------
Balance at close of period - 03/31/96.........................$ 83,433,402
                                                               ===========

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.......................$ 3,259,154

  Current year expense................................$2,487,975
                                                       ---------

Balance at close of period - 3/31/93............................$ 5,747,129

  Current year expense................................$2,881,214
                                                       ---------

Balance at close of period - 3/31/94............................$ 8,628,343

  Current year expense................................$2,883,271
                                                       ---------

Balance at close of period - 3/31/95............................$11,511,614

  Current year expense................................$2,768,634
                                                       ---------

Balance at close of period - 3/31/96............................$14,280,248
                                                                 ==========


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation   Date    Date   Life
- ---------------------------------------------------------------------------------------------------------------------------
Academy
Hill       1,383,890   119,500  1,607,604     10,489    119,500    1,618,093    1,737,593     328,856   2/91   2/91   5-27.5

Aspen
Square     1,842,702   150,413  2,118,648     82,342    150,703   2,200,990     2,351,693    296,139  11/90  11/90   5-27.5

Bridge-
view       1,372,163    50,686  1,586,090      1,520     50,686   1,587,610     1,638,296    413,875  12/89  12/90   5-27.5

Buckeye    1,348,496    93,421  1,584,893     58,417     93,421   1,643,310     1,736,731    250,651   8/90  12/90   5-27.5

Church
Hill         960,268    63,232    663,136    531,531     63,232   1,194,667     1,257,899    154,465   1/91  12/90     7-40

Copper
Creek      1,180,530    77,750  1,410,989     42,494     77,750   1,453,483     1,531,233    198,771   9/90  11/90   5-27.5

Coronado     566,835     9,998  1,499,265          0      9,998   1,499,265     1,509,263    299,575   4/91   2/91   5-27.5

Crestwood  4,444,214   360,000 10,649,129     34,324    360,000  10,683,453    11,043,453  2,078,649   7/91   1/91   7-27.5

Dallas
Apts.      1,779,831   230,059  3,408,933   (203,647)*  230,059   3,205,286     3,435,345    744,124  10/90  12/90   7-27.5

Denmark I    774,121    54,000    915,172      4,332     54,000     919,504      973,504     213,070   6/90  11/90     27.5

                                                           F-89



                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
- -----------------------------------------------------------------------------------------------------------------------------

Denmark II   822,193    36,000  1,003,547        727     36,000   1,004,274     1,040,274    228,927   6/90  11/90   5-27.5

El Dorado
Springs      584,383    22,500    735,245      6,046     22,500     741,291       763,791    186,808   9/90  11/90   5-27.5

Eldon
Estates II   584,585    30,000    690,453     26,720     30,000     717,173       747,173    174,881  11/90  12/90   5-27.5

Eldon
Manor        562,574     7,500    787,399     10,111      7,500     797,510       805,010    192,954  11/90  12/90   5-27.5

Elderly
Housing
of Macon   1,639,832    50,000  1,992,329      9,153     50,000   2,001,482     2,051,482    138,654   4/93   5/93   5-27.5

Eutaw
Elderly    1,633,152    24,000  1,972,439      6,720     24,000   1,979,159     2,003,159     96,687  12/93   5/93     5-50

Farmer-
ville        971,696    57,015  1,195,142        732     57,015   1,195,874     1,252,889    141,454   4/91   1/91      N/A

Forest
Glade      1,489,364   100,000  1,841,104     23,316    100,000   1,864,420     1,964,420    381,340  12/90  12/90   7-27.5

Franklin
School     2,992,552   112,032  2,528,326  1,921,166    112,032   4,449,492     4,561,524    674,469  12/91  10/90     27.5



                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
- -----------------------------------------------------------------------------------------------------------------------------
Harbor
View       1,487,480   143,957  1,802,615      5,350    143,957   1,807,965     1,951,922    399,615   7/90  12/90   7-27.5

Hilltop
Apts.      1,430,600   178,736  1,545,237          0    178,736   1,545,237     1,723,973    189,926  11/92   1/93     27.5

Holland
Senior       903,105    27,500  1,096,333     13,773     27,500   1,110,106     1,137,606    251,584   6/90  11/90     27.5

Holly
Senior       921,863    36,882  1,139,044     11,611     36,882   1,150,655     1,187,537    255,965  10/90  11/90     27.5

Ivan
Woods      2,334,885   275,000  4,347,328     13,831    275,000   4,361,159     4,636,159    931,714   4/91   2/91   5-27.5

Kaplan
Manor        930,277    66,000  1,106,192     38,553     66,000   1,144,745     1,210,745    154,241  12/90  12/90     7-40

Lakewood     957,952    53,100  1,162,254      4,022     53,100   1,166,276     1,219,376    143,325   5/91   1/91      N/A

Licking
Associates   407,704    14,000    316,889    175,452     14,000     492,341       506,341     72,869   3/92  11/91      N/A

London
Arms       2,648,334    37,500  3,479,332   (22,804)*    37,500   3,456,528     3,494,028    633,195  12/90  12/90   5-27.5




                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
- ----------------------------------------------------------------------------------------------------------------------------

Maidu      2,222,801    56,500  4,890,261    269,330     56,500   5,159,591     5,216,091    896,043  12,91   3/91   7-27.5

Manning
Properties   844,449    44,125  1,015,703      7,152     44,125   1,022,855     1,066,980    222,811  11/90  11/90   5-27.5

Metter     1,481,681    44,500  1,770,511      4,205     45,141   1,774,716     1,819,857    200,114   5/93  12/92   5-27.5

Nevada
Manor        651,450    50,000    782,543      8,430     51,203     790,973       842,176    196,434  10/90  11/90   5-27.5

Newnan
Apts.      2,121,949    92,706  4,128,942   (248,251)*   92,706   3,880,691     3,973,397    895,160  10/90  12/90   5-27.5

Oatka
Villige      923,483    35,000  1,151,205      5,695     35,000   1,156,900     1,191,900    265,526   6/90  11/90   5-27.5

PRI#10L.P. 1,238,084       100  1,776,840    106,924        100   1,883,764     1,883,864    362,215  12/90  12/90   5-27.5

Sierra
Springs    1,181,148    52,290  1,448,815     48,719     52,387   1,497,534     1,549,921    198,275  11/90  11/90   5-27.5

South
Fork       1,435,798   100,000  1,782,527      3,551    100,000   1,786,078     1,886,078    244,125   2/91   2/91   5-27.5






                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
- --------------------------------------------------------------------------------------------------------------------------
Twin
Oaks of
Allendale    785,745    71,305    951,711   (170,609)*   71,305     781,102      852,407    171,419   9/90  12/90   5-27.5

Washington   962,249    55,050  1,150,878        300     55,050   1,151,178    1,206,228    144,644   3/91   1/91     7-40

Wildridge  1,502,627   156,576  1,617,243      2,861    156,576   1,620,104    1,776,680    295,053   4/91   1/91   7-27.5
          ---------- --------- ---------- ----------  --------- -----------  ----------- ----------
          54,307,045 3,238,933 76,652,246  2,844,588  3,241,164  79,496,834   82,737,998 14,318,602
          ========== ========= ========== ==========  ========= ===========  =========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been ommitted for presentation purposes.



Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 75,467,308

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................     44,500
    Improvements, etc.................................    862,272
    Other.............................................          0
                                                       ----------
                                                                 $    906,772

  Deductions during period:
    Cost of real estate sold..........................$(1,343,477)
    Other.............................................   (188,348)
                                                       ----------
                                                                 $ (1,531,825)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 74,842,255

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,762,741
    Improvements, etc.................................  1,962,905
    Other.............................................          0
                                                       ----------
                                                                 $  7,725,646
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 82,567,901
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,297,882
    Other.............................................          0
                                                       ----------
                                                                 $  1,297,822

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,865,783

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Land, Building & Improvements current year changes - continued


Balance at close of period - 03/31/95..........................$ 83,865,783
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................      81,256
    Other..........................................           0
                                                    -----------
                                                               $     81,256
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................  (1,209,041)
                                                    -----------
                                                               $ (1,209,041)
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,737,998
                                                                ===========

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.......................$ 2,602,158

  Current year expense................................$2,916,577
                                                       ---------

Balance at close of period - 3/31/93............................$ 5,518,735
  Current year expense................................$2,946,686
                                                       ---------

Balance at close of period - 3/31/94............................$ 8,465,421
  Current year expense................................$4,159,331
                                                       ---------

Balance at close of period - 3/31/95............................$12,624,752
  Current year expense................................$1,693,850
                                                       ---------

Balance at close of period - 3/31/96............................$14,318,602
                                                                 ==========



                            Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Autumnwood
Village    1,019,067    40,777    371,734    898,028     40,777   1,269,762     1,310,539    191,108   5/93   9/92   5-27.5

BB&L
Enterprises  524,192    24,000    648,985      1,600     24,000     650,585       674,585    120,922   1/93   8/92   5-27.5

Bowman
Village      668,505    17,000    848,107      1,718     17,000     849,825       866,825    147,876   3/93  10/92   5-27.5

Brandy-
wood       1,758,634    86,029  3,313,958    (62,248)    86,029   3,251,710     3,337,739    669,962   7/92   7/92   7-27.5

Briarwick  1,264,423    95,079  1,587,073          0     95,079   1,587,073     1,682,152    214,095   1/92   3/92   7-27.5

Bucksport  1,378,146    71,500  1,683,768   (162,716)   271,318   1,521,052     1,792,370    280,765   9/92   4/92   7-27.5

Burkes-
ville        737,897    40,000    897,118          0     40,000     897,118       937,118     97,951   9/92   9/92   7-27.5

California
Investors  8,874,224   820,000  9,361,922 16,786,917    803,050  26,148,839    26,951,889  2,317,477  12/93  10/92      N/A
VII


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation   Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Cananche
Creek      1,241,287    66,200  1,515,813     23,061     66,200   1,538,874     1,605,074    168,869   9/92   9/92   7-27.5

Carson
Village      655,934    30,000    193,264    609,146     30,000     802,410       832,410    118,131  10/92   3/92   7-27.5

Clarkson
Prop         754,085    36,000    932,918          0     36,000     932,918       968,918    103,044   7/93   9/92   5-27.5

Clymer
House      1,087,541    20,000  1,387,091   (67,961)     87,419   1,319,130     1,406,549    235,200   6/92   4/92   7-27.5

Corcoran
Investment 1,531,749    75,000  1,976,455          0     75,000   1,976,455     2,051,455    259,676   1/93   9/92    10-40

Cornish
Park       1,462,198    67,390  1,761,946   (89,370)    231,959   1,672,576     1,904,535    336,741   8/92   6/92   7-27.5

Crescent
City       1,874,110   211,000  2,297,055   (14,590)    211,000   2,282,465     2,493,465    331,381  11/92   6/92    10-40

Dallas II  1,779,831   230,059  3,194,199     11,087    230,059  3,205,286      3,435,345    744,124   2/93   5/92   5-27.5




                         Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Earlimart  1,352,437    90,000  1,711,424        827     90,000   1,712,251     1,802,251    218,410   5/93   8/92   5-27.5

Evanwood     763,531    36,000    929,102          0     36,000     929,102       965,102    116,034  11/91   3/92   7-27.5

Fort
Smith      1,172,277    87,500  2,089,062          0     87,500   2,089,062     2,176,562    143,020  11/92   4/92   7-27.5

Frank-
lin II     1,494,324    50,000  1,864,100      2,199     50,000   1,866,299     1,916,299    398,700  10/92  10/92   7-27.5

Franklin
House        313,289     1,000    812,706      2,742      1,000     815,448       816,448    173,291   3/91   3/92   7-27.5

Hamilton
Village      572,712    18,943    368,532    344,202     18,943     712,734       731,677    113,468   8/92   8/92   7-27.5

Hunters
Park       1,417,263    92,750  1,650,083     15,431     92,750   1,665,514     1,758,264    175,385   1/92   5/92   7-27.5

Ivan
Woods      2,334,885   275,000  4,347,328     13,831    275,000   4,361,159     4,636,159    931,714   7/92   4/92   7-27.5

Jesup        643,518    19,375    427,265    380,977     19,375     808,242       827,617    129,586   2/92   3/92   7-27.5

Lakeridge    921,234    34,832  1,103,517          0     34,832   1,103,517     1,138,349    200,215   2/93   8/92   5-27.5

Laurel
Village      665,485    15,145    256,421    568,879     15,145     825,300       840,445    126,979   2/92   3/92   7-27.5

                         Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Los
Caballos     784,637    53,886  1,006,731      1,700     26,943   1,008,431     1,035,374    120,748   7/92   6/92   7-27.5

Marlboro     840,368    26,176  1,032,404     14,417     26,176   1,046,821     1,072,997    226,087  11/93  12/92   5-27.5

Melvilles    897,991    18,500  1,103,074     25,498     18,500   1,128,572     1,147,072    121,369   3/93   8/92   5-27.5

Nanty Glo  1,482,642    35,000  1,869,757    (82,178)   114,000   1,787,579     1,901,579    322,889  12/92   8/92   5-27.5

Newnan II  2,121,949    92,706  3,868,800     11,891     92,706   3,880,691     3,973,397    895,160   3/92   5/92   7-27.5

Nye
County     1,371,576    60,000  1,694,731      5,023     60,000   1,699,754     1,759,754    352,804   5/93   9/92   5-27.5

Oakleigh     918,998    57,500    553,121    555,618     57,500   1,108,739     1,166,239    110,595  11/91   4/92   7-27.5

Oakwood      922,001    52,000    782,736    339,338     52,000   1,122,074     1,174,074    114,133   5/92   5/92   7-27.5

Parkwood   2,538,481   316,667  4,358,381      6,117    316,667   4,364,498     4,681,165    863,626   6/92   4/92   7-27.5

Portales
Estates    1,447,007    66,500  1,777,470      2,028     66,500   1,779,498     1,845,998    376,908   5/92   5/92   7-27.5

Prairie
West         480,479    65,000    983,964      3,798     65,000     987,762     1,052,762    197,429   9/93  10/92   5-27.5


                         Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Ridgeway
Court        897,442    48,500  1,039,377      6,645     50,450   1,046,022     1,096,472    194,673   1/93   4/92   5-27.5

River
Reach      1,372,674   118,750  1,656,515      6,732    118,750   1,663,247     1,781,997    314,936   1/92   3/92   7-27.5

Rockmoor     439,959    30,000    521,541     17,017     30,000     538,558       568,558     58,131   4/92   4/92   7-27.5

RPI #22      580,840         0  1,177,719      3,855          0   1,181,574     1,181,574    196,888  11/92   6/92   7-27.5

Scott City   601,273    13,000    764,225       (285)    13,000     763,940       776,940     88,406   5/92   4/92   5-27.5

Shawnee
Ridge        670,612    53,650    801,129      6,717     53,650     807,846       861,496     93,188   2/93   8/92   5-27.5

Spring-
field      3,895,815   775,955  9,620,653     30,930    775,955   9,651,583    10,427,538  1,576,075   2/92   7/92   5-27.5

Stonegate
Manor      1,014,397    76,000  1,265,168      6,097     76,000   1,271,265     1,347,265    258,437   9/92   5/92   7-27.5

Turner
Lane         724,296    31,530    882,974          0     31,530     882,974       914,504    166,043   8/92   9/92   7-27.5

Union
Baptist      552,199         0  1,151,557     16,582          0   1,168,139     1,168,139    162,161   5/92   4/92   7-27.5


                         Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
- ----------------------------------------------------------------------------------------------------------------------------

Villas
Lakeridge    534,683    47,952    605,356          0     47,952     605,356       653,308    110,053   7/92   5/92   7-27.5

Waynesboro 1,377,553    50,000  1,455,507      1,074     50,000   1,456,581     1,506,581    278,352  12/92   6/92     5-28

Windsor II   733,429    51,178    887,455     10,016     51,178     897,471       948,649    198,716   4/93   6/92   7-27.5

Woodcrest    714,743    42,000    883,702      1,891     42,000     885,593       927,593     96,721   7/93   8/92   5-27.5

Woodside   1,161,361    19,383  1,378,829          0     19,383   1,378,829     1,398,212    317,365   8/92   8/92   7-27.5
          ---------- --------- ---------- ---------- ---------- -----------  ------------ ----------
          67,340,183 4,852,412 90,653,822 20,254,281  5,321,275 110,908,103   116,229,378 16,876,017
          ========== ========= ========== ==========  ========= ===========  ============ ===========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been ommitted for presentation purposes.









Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 79,690,665

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  9,428,122
    Improvements, etc.................................  7,164,766
    Other.............................................          0
                                                       ----------
                                                                 $ 16,592,888

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 96,283,553

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    901,206
    Improvements, etc................................. 16,586,367
    Other.............................................          0
                                                       ----------
                                                                 $ 17,487,573
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$113,771,126
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  2,226,528
    Other.............................................          0
                                                       ----------
                                                                 $  2,226,528

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$115,997,654






Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12

Reconciliation of Land, Building & Improvements current year changes - continued


Balance at close of period - 03/31/95..........................$115,997,654
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     231,724
    Other..........................................           0
                                                    -----------
                                                               $    231,724
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$116,229,378
                                                                ===========

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.......................$ 2,036,741

  Current year expense................................$3,141,623
                                                       ---------

Balance at close of period - 3/31/93............................$ 5,178,364
  Current year expense................................$3,409,630
                                                       ---------

Balance at close of period - 3/31/94............................$ 8,587,994
  Current year expense................................$4,171,394
                                                       ---------

Balance at close of period - 3/31/95............................$12,759,388
  Current year expense................................$4,116,629
                                                       ---------

Balance at close of period - 3/31/96............................$16,876,017
                                                                 ==========





                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-   Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date   Date    Life
- -----------------------------------------------------------------------------------------------------------------------------
Ada
Vil       1,059,349    125,997     1,201,080            0   125,997   1,201,080    1,327,077    109,725 11/93  1/93    5-30

Amherst   1,611,365     60,000     1,920,734            0    60,000   1,920,734    1,980,734    312,104  1/92  1/92  7-27.5

Beckwood
Manor     1,277,070     35,000     1,569,743       16,528    35,000   1,586,271    1,621,271    238,958 10/92  5/92  5-27.5

Belmont
Vlg         932,897     64,312     1,073,695        6,676    64,312   1,080,371    1,144,683    124,924 12/91  1/92  7-27.5

Bethel
Park      1,497,807    265,800     1,310,374      300,790   279,674   1,611,164    1,890,838    192,780  3/92 12/91    5-40

Blan-
chard       219,826     42,000       727,225     (473,334)   23,726     253,891      277,617     27,883  9/91 10/91    7-40

Blanchard
Vlg         601,126     42,000       730,704            0    42,000     730,704      772,704     79,503  7/93  1/93    5-30

Brant-
wood      1,148,425     55,500     1,382,381          977    55,500   1,383,358    1,438,858    256,640  9/91  7/91  7-27.5



                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Brecken-
ridge       873,052     21,500     1,181,178        1,909    21,500   1,183,087    1,204,587    136,127   3/92  1/92  7-27.5

Briar-
wood II   1,500,513     90,000     1,785,580     (297,553)   90,000   1,488,027    1,578,027    239,830   4/92  2/92  7-27.5

Bridge Coali-
tion              0          0       695,990             0        0     695,990      695,990    100,179  12/91  1/92    27.5

Buchanan    728,917     63,275       833,561       33,758    63,275     867,319      930,594    193,468  10/90  7/91  7-27.5

California
Inv. V    5,537,313    401,411    10,824,261        1,586   401,411  10,825,847   11,227,258  1,756,859  03/90  8/92  7-27.5

California
Inv. VII  8,874,224    820,000     9,361,922   16,786,917   803,050  26,148,839   26,951,889  2,317,477  12/93 10/92  7-27.5

Capital
Hsg       1,576,334    178,000     3,131,389       22,505   178,000   3,153,894    3,331,894    539,409   1/91  8/91  7-27.5

Capitol
One         697,977     35,000       883,508            0    35,000     883,508      918,508     22,259   8/95  3/95  7-27.5

Carleton
Court     2,596,079     94,360     3,954,231      219,892    94,360   4,174,123    4,268,483    533,749  12/91 12/91    7-34

Carriage
Run       1,339,024     83,980     1,046,960      550,232    83,980   1,597,192    1,681,172    242,006   4/92 10/91  7-27.5

Cedar-
wood      1,425,062     61,698     1,477,659      231,450    61,698   1,709,109    1,770,807    158,928   1/92 10/91  7-27.5
                                                              F-108


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Central
Valley    1,835,571    141,353     2,170,282            0   141,353   2,170,282    2,311,635    227,440 12/91  1/92    5-50

Chapar-
ral         698,971     38,972       863,939        3,510    38,972     867,449      906,421     90,375  7/91  8/91    7-50

College
Green     3,820,685    225,000     6,774,847            0   225,000   6,774,847    6,999,847    143,806  8/95  3/95  7-27.5

Colorado
City        544,735     30,000       608,138       16,258    30,000     624,396      654,396     66,592 10/91 10/91    7-40

Cotton
wood        657,443     40,000       775,242        3,710    40,000     778,952      818,952     85,162  7/91 10/91    7-40

Crystal
Sprgs     1,310,057     60,000     1,574,032          426    60,000   1,574,458    1,634,458    221,000  1/92  1/92  7-27.5

Davis
Vlg       1,186,146     55,000     1,456,778            0    55,000   1,456,778    1,511,778    138,870  9/93  1/93    5-30

Derby
Hsg       1,895,766    165,000     3,451,914      (55,307)  165,000   3,396,607    3,561,607    587,774  9/91  6/91  7-27.5

Deven-
wood        878,101     76,000     1,215,772        2,075    76,000   1,217,847    1,293,847    146,929  1/93  7/92     N/A

Duncan
Vlg       1,162,462     83,875     1,391,226            0    83,875   1,391,226    1,475,101    124,848 11/93  1/93    5-30


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Edison
Village   1,206,259     46,536     1,425,180       49,028    46,536   1,474,208    1,520,744    238,651  2/92  7/91   7-27.5

Excel-
sior        626,632     70,000       704,252        3,997    70,000     708,249      778,249    161,737  4/91  2/92   7-27.5

Four Oaks
Hsg         898,173     48,000     1,063,004        3,228    73,083   1,066,232    1,139,315    156,042  6/92  3/92   7-27.5

Franklin
Vista       934,030     49,520     1,130,261            0    49,520   1,130,261    1,179,781    114,689  4/92  1/92   7-27.5

Friend-
ship      1,445,321    195,314     1,639,123      123,782   213,230   1,762,905    1,976,135    445,960  6/91  1/92   7-27.5

Glenhaven
Park        718,930    195,000       834,120            0   195,000     834,120    1,029,120    144,228  6/89  1/94   7-27.5

Harrison
City      1,487,996     35,521     1,792,881        5,424    35,521   1,798,305    1,833,826    268,430  9/92  7/92   7-27.5

Haven Park
Part-
ners II     510,973    225,000     1,045,411            0   225,000   1,045,411    1,270,411    246,758  6/89  1/94   7-27.5

Haven Park
Partners
III         504,865    225,000     1,177,089            0   225,000   1,177,089    1,402,089    169,335 12/89  1/94   7-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Haven Park
Part-
ners IV     412,907    180,000       874,413            0   180,000     874,413    1,054,413    117,423  6/90  1/94   7-27.5

Hessmer     915,365     35,000       380,289      776,293    35,000   1,156,582    1,191,582    111,660  4/92 12/91     7-40

Hillmont
Village      889,713     38,000       911,697      159,573    38,000   1,071,270    1,109,270    177,091  1/92  9/91   7-27.5

Hughes
Springs     791,430     35,000       947,230            0    35,000     947,230      982,230    102,285  8/91 10/91     7-40

Hunters
Run       1,452,865    120,000     1,169,479      536,591   120,000   1,706,070    1,826,070    279,841  2/92 12/91   7-27.5

Indepen-
dence     1,091,459    103,901     1,237,331        9,492   103,901   1,246,823    1,350,724    232,956  6/91  8/91   7-27.5

Jarratt     837,771     55,926     1,028,925      (67,608)   55,926     961,317    1,017,243    156,728 12/91 10/91   7-27.5

Kilmar-
nock        766,881     44,000       969,309            0    44,000     969,309    1,013,309    190,438  4/91  7/91   7-27.5

King
Fisher      173,368     21,000       198,768            0    21,000     198,768      219,768     19,166 12/93  1/93     5-30

La Gama
Del
Bario       669,734    110,000     1,020,084       46,465   110,000   1,066,549    1,176,549    126,973  8/92  6/92   7-27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Lake Isa-
bella     2,002,699    360,000     2,036,815      229,471   360,000   2,266,286    2,626,286    232,657  1/92   9/91     5-50

Lakeview
Meadows   1,576,000     99,580     2,665,491        7,868    99,580   2,673,359    2,772,939    460,068  6/92   1/92    12-40

Lakewood
Terr      3,989,887    124,707     2,257,609    4,420,840   124,707   6,678,449    6,803,156    947,561  8/89  11/93   5-27.5

Lexington
Park      4,872,223    500,000     7,754,757            0    500,000   7,754,757    8,254,757    676,843 12/93  11/91   7-27.5

Lexington
Vlg         213,176     23,814       246,703            0    23,814     246,703      270,517     25,840 11/93   1/93     5-30

Lonacon-
ing       1,492,701    113,305       181,203    1,554,289   113,305   1,735,492    1,848,797    171,134  9/92  12/91   5-27.5

Louis
Assocs.     840,050     13,720     1,038,651          426    13,720   1,039,077    1,052,797    162,329  1/92   3/92   7-27.5

Maidu     2,222,801     56,500     5,108,838       50,753    56,500   5,159,591    5,216,091    896,043 12/91   1/92   7-27.5

Marion
Mnr       1,012,062     50,000     1,237,671        8,394    50,000   1,246,065    1,296,065    108,995  6/92   2/92   7-27.5

Maysville
Vlg         221,394     25,920       255,681            0    25,920     255,681      281,601     27,236 10/93   1/93     5-30


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- -----------------------------------------------------------------------------------------------------------------------------
McComb
Fam       1,009,059     30,000     1,226,748        2,476     30,000   1,229,224   1,259,224    198,523 10/91 10/91    7-27.5

Mon-
tague     1,146,416          0     1,493,360      118,408          0   1,611,768   1,611,768    227,226 12/91 12/91      5-30

Navapai     887,313     53,480     1,073,287       25,572     53,480   1,098,859   1,152,339    133,780  4/91  6/91      7-50

Nevada
City      3,563,661    492,000     3,954,179      130,975    492,000   4,085,154   4,577,154    406,102 10/91  1/91    5-27.5

New
River     1,492,851     46,400     1,279,522      508,999     46,400   1,788,521   1,834,921    179,573  2/92  8/91    7-27.5

Newel-
lton        953,956     57,600     1,161,263        1,357     57,600   1,162,620   1,220,220    112,587  4/92  2/92      7-40

Oakland
Vlg         857,322     38,400     1,021,589        1,761     58,014   1,023,350   1,081,364    141,954  8/92  5/92    7-27.5

Okemah
Vlg         702,330     27,752       872,256            0     27,752     872,256     900,008     88,124  5/93  1/93    7-27.5

One
North-
ridge     1,740,729    190,000     3,051,424       58,314    190,000   3,109,738   3,299,738    359,954  2/92  1/92    7-27.5

Park-
wood      2,538,481    316,667     4,358,381        6,117    316,667   4,364,498   4,681,165    863,626  5/91 10/91    7-27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Pine-
ridge       998,758     31,500       494,515      715,923     31,500   1,210,438   1,241,938    102,218  3/92 10/91    7-27.5

Pittsfield
Park      1,051,965    204,900       781,557      366,071    204,900   1,147,628   1,352,528    158,302  6/92 12/91      5-30

Planta-
tion IV   1,427,919     77,000     1,697,631       16,686     77,000   1,714,317   1,791,317    298,154 11/91 12/91    7-27.5

Portville
Square      934,142     66,206     1,068,007       29,836     66,206   1,097,843   1,164,049    118,836  3/92  3/92    7-27.5

Prague
Vlg         128,836     10,500       157,060            0     10,500     157,060     167,560     18,528  3/93  1/93    7-27.5

Rainer
Manor     3,733,381    521,000     5,852,852            0    521,000   5,852,852   6,373,852    498,305  1/93  3/92    7-27.5

Rosen-
berg      8,492,153    452,000    10,701,246    1,606,588    452,000  12,307,834  12,759,834  1,374,986  1/92 12/91    7-27.5

Rosewood
Manor     1,445,595    175,000     1,605,480        7,408    175,000   1,612,888   1,787,888    276,404 11/91 12/91    7-27.5

San
Jacinto   2,383,362    288,000     2,694,130      105,463    288,000   2,799,593   3,087,593    331,650 10/91  1/92      5-50

Schroon
Lake      1,102,849     78,000     1,318,831      (13,366)    78,000   1,305,465   1,383,465    197,673  1/92 11/91      5-50


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- -----------------------------------------------------------------------------------------------------------------------------
Scott
Part-
ners        627,654     60,000     1,171,445        1,297     60,000   1,172,742   1,232,742    203,646 11/91 10/91   7-27.5

Sioux
Falls     1,132,223     82,406     2,233,596      (16,522)    82,406   2,217,074   2,299,480    387,662 10/91 11/91   7-27.5

Smith-
ville     1,251,376     79,790     1,465,210       17,594     79,790   1,482,804   1,562,594    335,579  5/91  2/92   7-27.5

South
Fulton      667,221     34,000       794,896            0     34,000     794,896     828,896    135,052  8/91 10/91   7-27.5

Standard-
ville       589,081     29,500       691,006            0     29,500     691,006     720,506     92,838 11/91  4/92     5-40

St.
Barnabas  1,222,611     43,335     1,520,445        2,648     43,335   1,523,093   1,566,428    140,035 12/91 10/91   7-27.5


Summerlane  865,598     48,700     1,010,651        3,038     48,700   1,013,689   1,062,389    173,330 11/91  7/91   7-27.5

Tionesta
Manor     1,437,376    229,850     1,666,675       12,965    229,850   1,679,640   1,909,490    298,213  1/92  2/92   7-27.5

Titus-
ville     1,247,680     85,280     1,235,975      226,530     85,280   1,462,505   1,547,785    242,263  1/92 12/91   7-27.5

Toano
III         713,576     56,266       874,381        1,499     56,266     875,880     932,146    173,386  7/91  7/91   7-27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Topsham   1,134,180    135,552     1,458,644          950    135,552   1,459,594   1,595,146    141,349   8/92 11/91   10-40

Townview  1,386,281     87,238     1,713,135       16,525     87,238   1,729,660   1,816,898    214,805  10/91  9/91  5-27.5

Tyrone
Hsg       1,492,485    138,700     1,850,252      (71,103)   138,700   1,779,149   1,917,849    200,154   1/92 12/91    5-40

Vic-
toria     1,415,346     12,500     1,733,581            0     12,500   1,733,581   1,746,081    253,961   6/92  1/92  5-27.5

Village
Trc         733,863     63,000     1,529,691            0     63,000   1,592,691   1,529,691    264,630   9/91  5/92    5-40

Washing-
ton       1,200,303     72,396     1,494,696        2,410     72,396   1,497,106   1,569,502    257,563   8/91  7/91    7-27

Wesley
Vlg       1,322,071     44,750       347,831    1,253,193     44,750   1,601,024   1,645,774    172,327   6/92 10/91  5-27.5

Wild-
wood      1,270,202     94,949     1,498,290        7,245     94,949   1,505,535   1,600,484    203,164  10/91 10/91    5-40

Woodfield
Commons   1,251,725     66,533     2,478,583      129,178     66,533   2,607,761   2,674,294    313,964   6/91  9/91    12-40

Wood-
side      1,218,695     44,000     1,472,335        6,808     44,000   1,479,143   1,523,143    261,518  10/91 11/91   7-27.5

Wynnewood
Vlg         427,247     41,987       521,591            0     41,987     521,591     563,578     53,598  11/93  1/93   5-27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
York-
shire       928,551     29,265     1,079,451      29,982      29,265   1,109,433   1,138,698    201,708  9/91  8/91    5-27.5

Zin-
master    1,892,974    100,000     3,307,709           0     100,000   3,307,709   3,407,709    997,950  1/88  1/95    7-27.5

        ----------- ----------   -----------  ----------  ---------- ----------- ----------- ----------
        144,283,359 11,491,699   186,719,997  30,604,136  11,532,962 217,324,133 228,857,095 28,389,901
        =========== ==========   ===========  ==========  ========== =========== =========== ==========


Since the Operating Partnerships maintain a calendar year end, the information on this schedule is as of December 31, 1995.

* - Reduction due to reduced development fee, which reduced the property basis.



Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 81,648,074

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 80,920,213
    Improvements, etc.................................  5,161,569
    Other.............................................          0
                                                       ----------
                                                                 $ 86,081,782

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$167,729,856

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,382,316
    Improvements, etc................................. 38,261,558
    Other.............................................          0
                                                       ----------
                                                                 $ 40,643,874
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$208,373,730
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  4,756,033
    Improvements, etc.................................  4,399,236
    Other.............................................          0
                                                       ----------
                                                                 $  9,155,269

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$217,528,999

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Balance at close of period - 03/31/95..........................$217,528,999

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  11,627,996
    Other..........................................           0
                                                    -----------
                                                               $ 11,627,996
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................    (299,900)
                                                    -----------
                                                               $   (299,900)
                                                                -----------
Balance at close of period - 03/31/96..........................$228,857,095
                                                                ===========

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$   659,075

  Current year expense..................................$5,383,385
                                                         ---------

Balance at close of period - 3/31/93..............................$ 6,042,460

  Current year expense..................................$6,562,213
                                                         ---------

Balance at close of period - 3/31/94..............................$12,604,673

  Current year expense..................................$7,623,477
                                                         ---------

Balance at close of period - 3/31/95..............................$20,228,150

  Current year expense..................................$8,161,751
                                                         ---------

Balance at close of period - 3/31/96..............................$28,389,901
                                                                   ==========