Form 10-Q
period 1996-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1996-08-14
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996
                                     -------------
                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------- to --------


Commission file number    0-19443
                        -----------------------------------------

       BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
- -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           04-3066791
- --------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
- -----------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (617) 624-8900
                                                   --------------

- -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                ------           ------

             BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
             -----------------------------------------------------



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1996
              -----------------------------------------------


                              TABLE OF CONTENTS
                              -----------------



 PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements..............................

            Balance Sheets....................................
            Statements of Operations..........................
            Statement of Changes in Partners' Capital.........
            Statements of Cash Flows..........................
            Notes to Financial Statements.....................
   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.....................................

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund II Limited Partnership

                                BALANCE SHEETS


                                              June 30,            March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $76,109,928          $80,065,183


OTHER ASSETS
   Cash and cash equivalents                   1,783,058           1,862,286
   Notes Receivable                            1,168,584           1,168,584
   Deferred acquisition costs (Note B)         1,274,743           1,286,884
   Organization costs, net of accumulated
     amortization (Note B)                             -               9,828
   Other assets                                1,093,447           1,093,447
                                              ----------           ---------

                                             $81,429,760          $85,486,212
                                              ==========           ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $    16,039          $    14,877
Accounts Payable - affiliates (Note C)        9,745,413            9,118,716
Capital Contributions payable (Note D)         1,825,516            1,920,536
                                              ----------           ----------
                                              11,587,968           11,054,129
                                              ----------           ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              70,760,088           75,304,476

General Partner                                 (918,296)            (872,393)
                                              ----------           ----------
                                              69,841,792           74,432,083
                                              ----------           ----------

                                             $81,429,760          $85,486,212
                                              ==========           ==========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 7
                                           ----------------------------
                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $2,769,608       $2,897,708

OTHER ASSETS
Cash and cash equivalents                          933            4,874
Notes receivable                                     -                -
Deferred acquisition costs (Note B)                  -                -
organization costs, net of
   accumulated amortization (Note B)                 -                -
Other assets                                    16,450           16,450
                                             ---------        ---------

                                            $2,786,991       $2,919,032
                                             =========        =========
LIABILITIES

Accounts payable and accrued
   expenses                                 $        -        $       -
Accounts payable - affiliates (Note C)         619,693          590,023
Capital contributions payable (Note D)               -                -
                                             ---------        ---------
                                               619,693          590,023
                                             ---------        ---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                             2,235,551        2,395,645


General Partner                                (68,253)         (66,636)
                                             ---------        ---------

                                             2,167,298        2,329,009
                                             ---------        ---------

                                            $2,786,991       $2,919,032
                                             =========        =========

         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9
                                            ----------------------------
                                               June 30,        March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $14,430,009     $15,204,634


OTHER ASSETS
Cash and cash equivalents                        582,854         658,264
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               22,835          23,052
Organization costs, net of
  accumulated amortization (Note B)                    -               -
Other assets                                      12,351          12,351
                                              ----------      ----------

                                             $15,048,049     $15,898,301
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $     1,164     $         -
Accounts payable - affiliates (Note C)         2,449,538       2,306,757
Capital contributions payable (Note D)             4,590          99,610
                                              ----------      ----------
                                               2,455,292       2,406,367
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners

    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                               12,827,170      13,717,355

General Partner                                 (234,413)       (225,421)
                                              ----------      ----------

                                              12,592,757      13,491,934
                                              ----------      ----------
                                             $15,048,049     $15,898,301
                                              ==========      ==========


        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 10
                                             ----------------------------
                                               June 30,        March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,858,598     $10,398,970

OTHER ASSETS
Cash and cash equivalents                        150,330         152,625
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               90,336          91,197
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      38,979          38,979
                                              ----------      ----------

                                             $10,138,243     $10,681,771
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses                                  $         -      $        -
Accounts payable - affiliates (Note C)         1,717,326       1,628,452
Capital contributions payable (Note D)                 -               -
                                              ----------      ----------
                                               1,717,326       1,628,452
                                              ----------      ----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                8,547,521       9,173,599


General Partner                                 (126,604)       (120,280)
                                              ----------      ----------

                                               8,420,917       9,053,319
                                              ----------      ----------

                                             $10,138,243     $10,681,771
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 11
                                            ----------------------------
                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $10,013,130     $10,593,335

OTHER ASSETS

Cash and cash equivalents                        227,366         233,619
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               45,788          46,224
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      35,844          35,844
                                              ----------      ----------
                                             $10,322,128     $10,909,022
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,055,813         974,392
Capital contributions payable (Note D)            27,528          27,528
                                              ----------      ----------
                                               1,083,341       1,001,920
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                9,361,084      10,022,716

General Partner                                 (122,297)       (115,614)
                                              ----------      ----------

                                               9,238,787       9,907,102
                                              ----------      ----------

                                             $10,322,128     $10,909,022
                                              ==========      ==========

          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 12
                                            ----------------------------
                                               June 30,       March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                      $13,286,223     $13,899,593

OTHER ASSETS

Cash and cash equivalents                        171,694         167,568
Notes receivable                                       -               -
Deferred acquisition costs (Note B)              349,566         352,896
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      52,141          52,141
                                               ---------       ---------

                                             $13,859,624     $14,472,198
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,340,933       1,245,117
Capital contributions payable (Note D)            87,835          87,835
                                              ----------      ----------
                                               1,428,768       1,332,952
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                               12,563,806      13,265,112

General Partner                                 (132,950)       (125,866)
                                              ----------      ----------

                                              12,430,856      13,139,246
                                              ----------      ----------

                                             $13,859,624     $14,472,198
                                              ==========      ==========
     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14
                                            ----------------------------
                                              June 30,         March 31,
                                               1996              1996
                                            (Unaudited)       (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $25,752,360     $27,070,943

OTHER ASSETS

Cash and cash equivalents                        649,881         645,336
Notes receivable                               1,168,584       1,168,584
Deferred acquisition costs (Note B)              766,218         773,515
Organization costs, net of
   accumulated amortization (Note B)                   -           9,828
Other assets                                     937,682         937,682
                                              ----------      ----------

                                             $29,274,725     $30,605,888
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $    14,875     $    14,877
Accounts payable - affiliates (Note C)         2,563 110       2,373,975
Capital contributions payable (Note D)         1,705,563       1,705,563
                                              ----------      ----------
                                               4,283,548       4,094,415
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               25,224,956      26,730,049

General Partner                                 (233,779)       (218,576)
                                              ----------      ----------

                                              24,991,177      26,511,473
                                              ----------      ----------
                                             $29,274,725     $30,605,888
                                              ==========      ==========
      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                                (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $    13,920   $    20,103
  Miscellaneous income                            -           788
                                         ----------    ----------

                                             13,920        20,891
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (3,931,170)   (3,318,432)
                                         ----------    ----------
Expenses
  Partnership management fees               526,756       595,753
  Amortization                               21,967        24,816
  General and administrative expenses       124,318        44,742
                                         ----------    ----------

                                            673,041       665,311
                                         ----------    ----------


  NET LOSS                              $(4,590,291)  $(3,962,852)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(4,544,388)  $(3,923,223)
                                         ==========    ==========

Net loss allocated to general partner   $   (45,903)  $   (39,629)
                                         ==========    ==========

Net loss per BAC                        $     (1.38)  $     (1.20)
                                         ==========    ==========







       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $      20     $      84
  Miscellaneous income                                 -             -
                                                --------      --------

                                                      20            84
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (128,101)     (119,084)
                                                --------      --------

Expenses
  Partnership management fees                     28,287        28,540
  Amortization                                         -             -
  General and administrative expenses              5,343         1,558
                                                --------      --------

                                                  33,630        30,098
                                                --------      --------


  NET LOSS                                     $(161,711)    $(149,098)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(160,094)    $(147,607)
                                                ========      ========

Net loss allocated to general partner          $  (1,617)    $  (1,491)
                                                ========      ========

Net loss per BAC                               $    (.15)    $    (.14)
                                                ========      ========







        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $   4,761         8,685
  Miscellaneous income                                -           788
                                               --------      --------

                                                  4,761         9,473
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (763,578)     (738,201)
                                               --------      --------

Expenses
  Partnership management fees                   123,042       139,426
  Amortization                                      217             -
  General and administrative expenses            17,101         9,418
                                               --------      --------

                                                140,360       148,844
                                               --------      --------


  NET LOSS                                    $(899,177)    $(877,572)
                                               ========      ========

Net loss allocated to limited partners        $(890,185)    $(868,796)
                                               ========      ========

Net loss allocated to general partner         $  (8,992)    $  (8,776)
                                               ========      ========

Net loss per BAC                              $    (.22)    $    (.21)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                             $   1,092     $   1,234
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,092         1,234
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (540,138)     (457,064)
                                               --------      --------

Expenses
  Partnership management fees                    78,309        86,129
  Amortization                                      860         4,179
  General and administrative expenses            14,187         6,476
                                               --------      --------

                                                 93,356        96,784
                                               --------      --------


  NET LOSS                                    $(632,402)    $(552,614)
                                               ========      ========

Net loss allocated to limited partner         $(626,078)    $(547,088)
                                               ========      ========

Net loss allocated to general partner         $  (6,324)    $  (5,526)
                                               ========      ========

Net loss per BAC                              $    (.26)    $    (.23)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                         Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,685     $   1,176
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,685         1,176
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (579,456)     (406,125)
                                               --------      --------

Expenses
  Partnership management fees                    77,294        69,166
  Amortization                                      436         4,182
  General and administrative expenses            12,814         6,493
                                               --------      --------

                                                 90,544        79,841
                                               --------      --------


  NET LOSS                                    $(668,315)    $(484,790)
                                               ========      ========

Net loss allocated to limited partner         $(661,632)    $(479,942)
                                               ========      ========

Net loss allocated to general partner         $  (6,683)    $  (4,848)
                                               ========      ========

Net loss per BAC                              $    (.26)    $    (.19)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,242     $   1,314
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,242         1,314
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (604,800)     (472,643)
                                               --------      --------

Expenses
  Partnership management fee                     80,502        88,627
  Amortization                                    3,329         6,627
  General and administrative expenses            21,001         8,237
                                               --------      --------

                                                104,832       103,491
                                               --------      --------


  NET LOSS                                    $(708,390)    $(574,820)
                                               ========      ========

Net loss allocated to limited partner         $(701,306)    $(569,072)
                                               ========      ========

Net loss allocated to general partner         $  (7,084)    $  (5,748)
                                               ========      ========

Net loss per BAC                              $    (.23)    $    (.19)
                                               ========      ========








       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 14
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $     5,120    $    7,610
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                  5,120         7,610
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (1,315,097)   (1,125,315)
                                              ---------     ---------

Expenses
  Partnership management fees                   139,322       183,865
  Amortization                                   17,125         9,828
  General and administrative expenses            53,872        12,560
                                              ---------     ---------

                                                210,319       206,253
                                              ---------     ---------


  NET LOSS                                  $(1,520,296)  $(1,323,958)
                                              =========     =========

Net loss allocated to limited partner       $(1,505,093)  $(1,310,718)
                                              =========     =========

Net loss allocated to general partner       $   (15,203)  $   (13,240)
                                              =========     =========

Net loss per BAC                            $      (.27)  $      (.24)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1996             $75,304,476     $(872,393) $74,432,083


    Net loss                   (4,544,388)      (45,903)  (4,590,291)
                               ----------      --------   ----------


Partners' capital (deficit),
   June 30, 1996              $70,760,088     $(918,296) $69,841,792
                               ==========      ========   ==========



























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
- --------

Partners' capital (deficit),
    April 1, 1996             $ 2,395,645     $ (66,636)  $ 2,329,009

Net loss                         (160,094)       (1,617)     (161,711)
                                ---------      --------     ---------
Partners' capital (deficit),
    June 30, 1996             $ 2,235,551     $ (68,253)  $ 2,167,298
                                =========      ========     =========

Series 9
- --------

Partners' capital (deficit),
    April 1, 1996             $13,717,355     $(225,421)  $13,491,934

Net loss                         (890,185)       (8,992)     (899,177)
                               ----------       -------    ----------

Partners' capital (deficit),
    June 30, 1996             $12,827,170     $(234,413)  $12,592,757
                               ==========       =======    ==========

Series 10
- --------

Partners' capital (deficit),
    April 1, 1996             $ 9,173,599     $(120,280)  $ 9,053,319

Net loss                         (626,078)       (6,324)     (632,402)
                               ----------      --------    ----------

Partners' capital (deficit),
    June 30, 1996             $ 8,547,521     $(126,604)  $ 8,420,917
                               ==========      ========    ==========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
- --------

Partners' capital (deficit),
    April 1, 1996             $10,022,716     $(115,614)  $ 9,907,102

Net loss                         (661,632)       (6,683)     (668,315)
                               ----------      --------    ----------
Partners' capital (deficit),
    June 30, 1996             $ 9,361,084     $(122,297)  $ 9,238,787
                               ==========      ========    ==========

Series 12
- --------

Partners' capital (deficit),
    April 1, 1996             $13,265,112     $(125,866)  $13,139,246

Net loss                         (701,306)       (7,084)     (708,390)
                               ----------      --------    ----------

Partners' capital (deficit),
    June 30, 1996             $12,563,806     $(132,950)  $12,430,856
                               ==========      ========    ==========

Series 14
- --------

Partners' capital (deficit),
    April 1, 1996             $26,730,049     $(218,576)  $26,511,473

Net loss                       (1,505,093)      (15,203)   (1,520,296)
                               ----------      --------    ----------

Partners' capital (deficit),
    June 30, 1996             $25,224,956     $(233,779)  $24,991,177
                               ==========      ========    ==========



       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                  (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(4,590,291)   $(3,962,852)
    Adjustments
       Distributions from Operating
         Partnerships                          15,513         34,466
       Amortization                            21,967         24,816
       Share of loss from Operating
         Partnerships                       3,931,170      3,318,432

    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 628,861        580,828
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -         89,389
                                           ----------     ----------
         Net cash (used in) provided by
           operating activity                   7,220         85,079
                                           ----------     ----------

Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                 (86,448)      (236,601)
     Advances (made to) repaid from
       Operating Partnerships                       -         (1,000)

                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (86,448)      (237,601)
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (79,228)      (152,522)

Cash and cash equivalents, beginning        1,862,286      2,298,689
                                           ----------     ----------
Cash and cash equivalents, ending         $ 1,783,058    $ 2,146,167
                                           ==========     ==========

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                  (Unaudited)

(Continued)


Supplemental schedule of noncash
    investing and financing activities
    The Partnership has increased its
      investments for unpaid capital
      contributions due to the Operating
      Partnerships                        $       -      $         -
                                           ========       ==========





































       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                  (Unaudited)

                                                    Series 7
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(161,711)   $ (149,098)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                          128,101       119,084

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           29,669        28,556
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                      -             -
                                              --------     ---------
         Net cash provided by (used in)
           operating activities                 (3,941)       (1,458)
                                              --------     ---------

Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -             -
     Advances (made to) repaid from Operating
       Partnerships                                  -             -

                                              --------     ---------
         Net cash (used in) provided by
           investing activities                      -             -
                                              --------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (3,941)       (1,458)

Cash and cash equivalents, beginning             4,874        14,044
                                              --------     ---------
Cash and cash equivalents, ending            $     933    $   12,586
                                              ========     =========

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)


(Continued)


Supplemental schedule of noncash
    investing and financing activities
    The Partnership has increased its
      investments for unpaid capital
      contributions due to the Operating
      Partnerships                           $       -    $        -
                                              ========     =========

































     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                  (Unaudited)

                                                    Series 9
                                            -------------------------
                                                1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                                 $(899,177)     $(877,572)
    Adjustments
       Distributions from Operating
         Partnerships                            2,474              -
       Amortization                                217              -
       Share of loss from Operating
         Partnerships                          763,578        738,201

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          143,946        143,475
       Decrease (Increase) in prepaid
         expenses                                    -              -
       Decrease (Increase) in other
         assets                                      -         89,389
                                              --------       --------
         Net cash provided by (used in)
           operating activities                 11,038         93,493
                                              --------       --------

Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                  (86,448)      (130,424)
    Advances (made to) repaid from
       Operating Partnerships                        -              -

                                              --------       --------
         Net cash (used in) investing
           activities                          (86,448)      (130,424)
                                              --------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (75,410)       (36,931)

Cash and cash equivalents, beginning           658,264        712,489
                                              --------       --------
Cash and cash equivalents, ending           $  582,854      $ 675,558
                                              ========       ========

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)


(Continued)


Supplemental schedule of noncash
    investing and financing activities
    The Partnership has increased its
      investments for unpaid capital
      contributions due to the Operating
      Partnerships                          $        -      $       -
                                             =========       ========

































       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                             (Unaudited)

                                                    Series 10
                                           -------------------------
                                              1996            1995
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $  (632,402)    $ (552,614)
    Adjustments
       Distributions from Operating
         Partnerships                             235            599
       Amortization                               860          4,179
       Share of loss from Operating
         Partnerships                         540,138        457,064

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          88,874         89,763
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash provided by (used in)
           operating activities                (2,295)        (1,009)
                                            ---------      ---------

Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -

                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (2,295)        (1,009)

Cash and cash equivalents, beginning          152,625        183,187
                                            ---------      ---------
Cash and cash equivalents, ending          $  150,330     $  182,178
                                            =========      =========

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)


(Continued)

Supplemental schedule of noncash
    investing and financing activities
    The Partnership has increased its
      investments for unpaid capital
      contributions due to the Operating
      Partnerships                         $        -     $        -
                                            =========      =========


































       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)
                                                    Series 11
                                           -------------------------
                                              1996           1995
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $  (668,315)   $  (484,790)
    Adjustments
       Distributions from Operating
         Partnerships                             749         31,882
       Amortization                               436          4,182
       Share of loss from Operating
         Partnerships                         579,456        406,125

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          81,421         82,305
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------

         Net cash provided by (used in)
           operating activities                (6,253)        39,704
                                            ---------      ---------

Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -

                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (6,253)        39,704

Cash and cash equivalents, beginning          233,619        147,072
                                            ---------      ---------
Cash and cash equivalents, ending          $  227,366     $  186,776
                                            =========      =========

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)


(Continued)

Supplemental schedule of noncash
    investing and financing activities
    The Partnership has increased its
      investments for unpaid capital
      contributions due to the Operating
      Partnerships                         $        -     $        -
                                            =========      =========

































       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                          STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                (Unaudited)

                                                    Series 12
                                            -------------------------
                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                                $(708,390)     $(574,820)
    Adjustments
       Distributions from Operating
         Partnerships                           8,571          1,050
       Amortization                             3,329          6,627
       Share of loss from Operating
         Partnerships                         604,800        472,643
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          95,816         96,702
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                              -------       --------
         Net cash provided by (used in)
           operating activities                 4,126          2,202
                                              -------       --------

Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from Operating
       Partnerships                                 -              -

                                              -------       --------
         Net cash (used in) provided by
           investing activities                     -              -
                                              -------       --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 4,126          2,202

Cash and cash equivalents, beginning          167,568        195,421
                                              -------       --------
Cash and cash equivalents, ending            $171,694      $ 197,623
                                              =======       ========

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                (Unaudited)


(Continued)

Supplemental schedule of noncash
    investing and financing activities
    The Partnership has increased its
      investments for unpaid capital
      contributions due to the Operating
      Partnerships                           $      -       $       -
                                              =======       ========


































       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                          Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 14
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                               $(1,520,296)  $(1,323,958)
    Adjustments
       Distributions from Operating
         Partnerships                            3,484           935
       Amortization                             17,125         9,828
       Share of loss from Operating
         Partnerships                        1,315,097     1,125,315

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          189,135       140,027
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                      -             -
                                              --------     ---------
         Net cash provided by (used in)
           operating activities                  4,545       (47,853)
                                              --------     ---------

Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                        -      (106,177)
     Advances (made to) repaid from
       Operating Partnerships                        -        (1,000)

                                              --------     ---------
         Net cash (used in) provided by
           investing activities                      -      (107,177)
                                              --------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  4,545      (155,030)

Cash and cash equivalents, beginning           645,336     1,046,476
                                              --------     ---------
Cash and cash equivalents, ending          $   649,881    $  891,446
                                              ========     =========

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)


(Continued)

Supplemental schedule of noncash
    investing and financing activities
    The Partnership has increased its
      investments for unpaid capital
      contributions due to the Operating
      Partnerships                           $      -       $       -
                                              =======       ========

































       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                       NOTES TO FINANCIAL STATEMENTS

                               June 30, 1996
                                (Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") was formed under the laws of the State of Delaware as of June 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Limited Partnerships"). The general partner of the Partnership is Boston Capital Associates II Limited Partnership and the limited partner is BCTC II Assignor Corp. (the "Assignor Limited Partner").

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective October 25, 1989, which covered the offering (the "Public Offering") of the Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Partnership registered 20,000,000 BACs at $10 per BAC for sale to the public in six series. The Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs, 2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. In 1991, when BACs were offered and sold to certain residents of the Commonwealth of Pennsylvania, provisions of Section 201 of the Pennsylvania Securities Act of 1972 relating to the registration of securities may not have been complied with, in connection with, the offer or sale of some of the securities. Accordingly the Partnership offered to repurchase, at the investors option, these securities. Three investors holding 6,100 BACs representing $61,000 accepted the Partnership's offer to repurchase. In 1993 the Partnership repurchased the BAC's with an effective date of December 31, 1992. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 1996 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

           Boston Capital Tax Credit Fund II Limited Partnership

                               June 30, 1996
                                (Unaudited)


NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES - Continued

Costs incurred by the Partnership in acquiring the investments in Operating Partnerships are capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed
or omitted pursuant  to such rules and regulations.    It is  suggested that
these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership Annual Report on Form 10-K.

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 1996, the Partnership has accumulated unallocated acquisition amortization totalling $60,702. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 1996 for Series 9, Series 10, Series 11, Series 12, and Series 14 is $1,087, $4,302, $2,180, $16,646, and $36,487,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Communications Limited Partnership as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Communications Limited Partnership. The partnership management fee charged to operations, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships, for the quarters ended June 30, 1996 and 1995 are as follows:

           Boston Capital Tax Credit Fund II Limited Partnership

                               June 30, 1996
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1996           1995
                              --------       --------
               Series  7      $ 28,287       $ 28,540
               Series  9       123,042        139,426
               Series 10        78,309         86,129
               Series 11        77,294         69,166
               Series 12        80,502         88,627
               Series 14       139,322        183,165
                               -------        -------
                              $526,756       $595,053
                               =======        =======


The entire annual partnership management fee for the quarters ended June 30, 1996 and 1995 has been accrued.

           Boston Capital Tax Credit Fund II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               June 30, 1996
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At June 30, 1996 and 1995 the Partnership had limited partnership interests in 310 and 310 Operating Partnerships, respectively, which own or are constructing apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 1996 and 1995 by series are as follows:

                           1996      1995
                           ----      ----
            Series  7       15        15
            Series  9       55        55
            Series 10       46        46
            Series 11       40        40
            Series 12       53        53
            Series 14      101       101
                           ---       ---
                           310       310
                           ===       ===

  Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

  The contributions payable at June 30, 1996 and 1995 by series are as follows:

                              1996            1995
                           ----------      ----------
            Series  7      $        -      $        -
            Series  9           4,590          99,610
            Series 10               -          10,014
            Series 11          27,528          27,528
            Series 12          87,835          87,835
            Series 14       1,705,563       2,262,359
                            ---------       ---------
                           $1,825,516      $2,487,346
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1996.

            Boston Capital Tax Credit Fund II Limited Partnership

                              June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 7
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $   564,863      $   590,451
   Interest and other                      96,341           67,632
                                        ---------         --------
                                          661,204          658,083
                                        ---------         --------
Expenses
  Interest                                280,921          217,763
  Depreciation and amortization           254,461          214,005
  Operating expenses                      348,305          346,602
                                        ---------         --------
                                          883,687          778,370
                                        ---------         --------

          NET LOSS                    $  (222,483)     $  (120,287)
                                        =========         ========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (128,101)     $  (119,084)
                                        =========         ========

Net loss allocated to other partners  $    (2,225)     $    (1,203)
                                        =========         ========

Net loss suspended                    $   (92,158)     $         -
                                        =========         ========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                              June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                              (Unaudited)

                                                Series 9
                                        --------------------------
                                           1996             1995
                                          -----            -----
 Revenues
   Rental                              $2,391,790       $2,246,882
   Interest and other                      94,703          174,361
                                        ---------        ---------
                                        2,486,493        2,421,243
                                        ---------        ---------
Expenses
  Interest                                905,651          931,084
  Depreciation and amortization           996,087          945,403
  Operating expenses                    1,406,131        1,290,414
                                        ---------        ---------
                                        3,307,869        3,166,901
                                        ---------        ---------

          NET LOSS                     $ (821,376)      $ (745,658)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (763,578)      $ (738,201)
                                        =========        =========

Net loss allocated to other partners   $   (8,214)      $   (7,457)
                                        =========        =========

Net loss suspended                     $  (49,584)      $        -
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                              June 30, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)
                                                  Series 10
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 1,813,800      $ 1,876,460
   Interest and other                      62,645          139,510
                                        ---------        ---------
                                        1,876,445        2,015,970
                                        ---------        ---------
Expenses
  Interest                                746,662          749,391
  Depreciation and amortization           631,226          632,985
  Operating expenses                    1,106,743        1,095,279
                                        ---------        ---------
                                        2,484,631        2,477,655
                                        ---------        ---------

          NET LOSS                    $  (608,186)     $  (461,685)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (540,138)     $  (457,064)
                                       ==========       ==========

Net loss allocated to other partners  $    (6,082)     $    (4,621)
                                       ==========       ==========

Net loss suspended                    $   (61,966)     $         -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund II Limited Partnership

                            June 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                  Series 11
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 1,543,015      $ 1,688,835
   Interest and other                      58,967          125,041
                                       ----------       ----------
                                        1,601,982        1,813,876
                                       ----------       ----------
Expenses
  Interest                                578,998          666,648
  Depreciation and amortization           643,868          690,468
  Operating expenses                    1,017,107          866,988
                                       ----------       ----------

                                        2,239,973        2,224,104
                                       ----------       ----------

          NET LOSS                    $  (637,991)     $  (410,228)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                $  (579,456)     $  (406,125)
                                       ==========       ==========

Net loss allocated to other partners  $    (6,380)     $    (4,103)
                                       ==========       ==========

Net loss suspended                    $   (52,155)     $        -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                              June 30, 1996
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                  Series 12
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                              $1,694,420       $1,677,879
   Interest and other                      52,493           93,988
                                        ---------        ---------

                                        1,746,913        1,771,867
                                        ---------        ---------
Expenses
  Interest                                706,054          623,481
  Depreciation and amortization           725,522          687,535
  Operating expenses                      943,607          938,267
                                        ---------        ---------
                                        2,375,183        2,249,283
                                        ---------        ---------

          NET LOSS                     $ (628,270)      $ (477,416)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership                 $ (604,800)      $ (472,643)
                                        =========        =========
Net loss allocated to other partners   $   (6,283)      $   (4,773)
                                        =========        =========

Net loss suspended                     $  (17,187)      $        -
                                        =========         ========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund II Limited Partnership

                            June 30, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)

                                                  Series 14
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 3,896,070      $ 3,472,822
   Interest and other                     131,229          155,880
                                        ---------        ---------

                                        4,027,299        3,628,702
                                        ---------        ---------
Expenses
  Interest                              1,579,649        1,382,850
  Depreciation and amortization         1,406,901        1,313,438
  Operating expenses                    2,402,620        2,069,095
                                        ---------        ---------

                                        5,389,170        4,765,383
                                        ---------        ---------
          NET LOSS                    $(1,361,871)     $(1,136,681)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(1,315,097)     $(1,125,315)
                                        =========        =========

Net loss allocated to other partners  $   (13,619)     $   (11,366)
                                        =========        =========

Net loss suspended                    $   (33,155)     $         -
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

         Boston Capital Tax Credit Fund II Limited Partnership

                               June 30, 1996
                                (Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the fiscal year ended March 31, 1997 is expected to differ from its loss for financial reporting purposes primarily due to accounting differences in depreciation incurred by the Operating Partnerships. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
- ---------
The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity along with the Partnerships working capital reserve are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships. The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources
- -----------------
The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

(Series 7) The Partnership commenced offering BACs in Series 7 on November 14, 1989. Offers and sales of BACs in Series 7 totaled $10,361,000 and were completed on December 29, 1989. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $7,547,852.

As of June 30, 1996, Series 7 had paid all installments of capital contributions to the Operating Partnerships.

(Series 8)  No BACs with respect to Series 8 were offered.

(Series 9) The Partnership commenced offering BACs in Series 9 on February 1, 1990. Offers and sales of BACs in Series 9 totaled $41,574,018 and were completed on May 4, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 55 Operating Partnerships in the amount of $30,128,943.

During the quarter ended June 30, 1996, $86,448 of Series 9 net offering proceeds had been used to pay capital contributions. Series 9 net offering proceeds in the amount of $4,590 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10, 1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating Partnerships in the amount of $17,685,147.

As of June 30, 1996, Series 10 had paid all installments of capital contributions to the Operating Partnerships.

(Series 11) The Partnership commenced offering BACs in Series 11 on September 17, 1990. Offers and sales of BACs in Series 11 totaled $24,735,002 and were completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating Partnerships in the amount of $17,649,548.

During the quarter ended June 30, 1996, none of Series 11 net proceeds had been used to pay capital contributions. Series 11 net offering proceeds in the amount of $27,528 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 12) The Partnership commenced offering BACs in Series 12 on January 29, 1991. Offers and sales of BACs in Series 12 totaled $29,710,003 and were completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating Partnerships in the amount of $21,654,977.

During the quarter ended June 30, 1996, none of Series 12 net offering proceeds had been used to pay capital contributions. Series 12 net offering proceeds in the amount of $87,835 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 13)  No BACs with respect to Series 13 were offered.

(Series 14) The Partnership commenced offering BACs in Series 14 on May 20, 1991. Offers and sales of BACs in Series 14 totaled $55,728,997 and were completed on January 27, 1992. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 101 Operating Partnerships in the amount of $40,673,736.

During the quarter ended June 30, 1996, none of Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $649,881 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

Results of Operations
- ---------------------
As of June 30, 1996 and 1995 the Partnership held limited partnership interests in 310 and 310 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurred a partnership management fee to Boston Capital Communications Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The partnership management fee incurred for the quarters ended June 30, 1996 and 1995 were $526,756 and $595,753, respectively. The amount is anticipated to decrease in subsequent future periods as the Operating Partnerships begin to pay annual asset management and reporting fees to the partnership. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of the Operating Partnerships are in the construction and lease-up phases.

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Partnership's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7) As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at June 30, 1996.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $842,488. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $82,165. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 9) As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.7% and 99.4%, respectively. The series had a total of 55 properties at June 30, 1996. Out of the total, 52 were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $2,369,390. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $626,164. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 10) As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.7% and 99.7%, respectively. The series had a total of 46 properties at June 30, 1996, 43 of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $608,186. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $23,040. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 11) As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 40 properties at June 30, 1996.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $637,991. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $5,877. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12) As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 53 properties at June 30, 1996.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $628,270. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $97,252. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 14) As of June 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 99.9%, respectively. The series had a total of 101 properties at June 30, 1996, 97 of which were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $1,361,871. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $45,030. This is an interim period estimate; it is not necessarily indicative of the final year end results.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               None

Item 3.   Defaults upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          None

          (b) Reports on Form 8-K

          None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:  August 13, 1996       By:  /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                        By:  Boston Capital Associates II Limited
                             Partnership



                        By:  C&M Associates d/b/a
                             Boston Capital Associates



Date: August 13, 1996   By:  -------------------------
                             John P. Manning,
                             Partner & Principal Financial
                             Officer