Form 10-Q
period 1996-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1996-11-20
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1996
                                     ------------------
                                             or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------- to --------


Commission file number    0-19443
                        -----------------------------------------

       BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           04-3066791
--------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund II Limited Partnership

                                BALANCE SHEETS


                                            September 30,         March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $72,510,094          $80,065,183


OTHER ASSETS
   Cash and cash equivalents                     961,022           1,862,286
   Notes Receivable                              608,530           1,168,584
   Deferred acquisition costs (Note B)         1,262,603           1,286,884
   Organization costs, net of accumulated
     amortization (Note B)                             -               9,828
   Other assets                                1,128,447           1,093,447
                                              ----------           ---------

                                             $76,470,696          $85,486,212
                                              ==========           ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $    16,039          $    14,877
Accounts Payable - affiliates (Note C)        10,398,596            9,118,716
Capital Contributions payable (Note D)           665,590            1,920,536
                                              ----------           ----------
                                              11,080,225           11,054,129
                                              ----------           ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              66,353,279           75,304,476

General Partner                                 (962,808)            (872,393)
                                              ----------           ----------
                                              65,390,471           74,432,083
                                              ----------           ----------

                                             $76,470,696          $85,486,212
                                              ==========           ==========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 7
                                           ----------------------------
                                             September 30,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $2,568,012       $2,897,708

OTHER ASSETS
Cash and cash equivalents                       11,012            4,874
Notes receivable                                     -                -
Deferred acquisition costs (Note B)                  -                -
organization costs, net of
   accumulated amortization (Note B)                 -                -
Other assets                                    16,450           16,450
                                             ---------        ---------

                                            $2,595,474       $2,919,032
                                             =========        =========
LIABILITIES

Accounts payable and accrued
   expenses                                 $        -        $       -
Accounts payable - affiliates (Note C)         672,610          590,023
Capital contributions payable (Note D)               -                -
                                             ---------        ---------
                                               672,610          590,023
                                             ---------        ---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                             1,993,561        2,395,645


General Partner                                (70,697)         (66,636)
                                             ---------        ---------

                                             1,922,864        2,329,009
                                             ---------        ---------

                                            $2,595,474       $2,919,032
                                             =========        =========


         The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9
                                            ----------------------------
                                             September 30,     March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $13,575,110     $15,204,634


OTHER ASSETS
Cash and cash equivalents                        561,150         658,264
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               22,617          23,052
Organization costs, net of
  accumulated amortization (Note B)                    -               -
Other assets                                      12,351          12,351
                                              ----------      ----------

                                             $14,171,228     $15,898,301
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $     1,164     $         -
Accounts payable - affiliates (Note C)         2,593,484       2,306,757
Capital contributions payable (Note D)             4,590          99,610
                                              ----------      ----------
                                               2,599,238       2,406,367
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners

    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                               11,816,610      13,717,355

General Partner                                 (244,620)       (225,421)
                                              ----------      ----------

                                              11,571,990      13,491,934
                                              ----------      ----------
                                             $14,171,228     $15,898,301
                                              ==========      ==========


        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 10
                                             ----------------------------
                                            September 30,      March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,498,734     $10,398,970

OTHER ASSETS
Cash and cash equivalents                        129,194         152,625
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               89,476          91,197
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      38,979          38,979
                                              ----------      ----------

                                             $ 9,756,383     $10,681,771
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses                                  $         -      $        -
Accounts payable - affiliates (Note C)         1,806,274       1,628,452
Capital contributions payable (Note D)                 -               -
                                              ----------      ----------
                                               1,806,274       1,628,452
                                              ----------      ----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                8,081,421       9,173,599


General Partner                                 (131,312)       (120,280)
                                              ----------      ----------

                                               7,950,109       9,053,319
                                              ----------      ----------

                                             $ 9,756,383     $10,681,771
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 11
                                            ----------------------------
                                             September 30,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,696,043     $10,593,335

OTHER ASSETS

Cash and cash equivalents                        144,567         233,619
Notes receivable                                  64,946               -
Deferred acquisition costs (Note B)               45,352          46,224
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      35,844          35,844
                                              ----------      ----------
                                             $ 9,986,752     $10,909,022
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,137,233         974,392
Capital contributions payable (Note D)            27,528          27,528
                                              ----------      ----------
                                               1,164,761       1,001,920
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                8,948,456      10,022,716

General Partner                                 (126,465)       (115,614)
                                              ----------      ----------

                                               8,821,991       9,907,102
                                              ----------      ----------

                                             $ 9,986,752     $10,909,022
                                              ==========      ==========

          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 12
                                            ----------------------------
                                             September 30,    March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                      $12,743,446     $13,899,593

OTHER ASSETS
Cash and cash equivalents                         74,566         167,568
Notes receivable                                       -               -
Deferred acquisition costs (Note B)              346,237         352,896
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      52,141          52,141
                                               ---------       ---------

                                             $13,216,390     $14,472,198
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,436,750       1,245,117
Capital contributions payable (Note D)            11,405          87,835
                                              ----------      ----------
                                               1,448,155       1,332,952
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                               11,907,811      13,265,112

General Partner                                 (139,576)       (125,866)
                                              ----------      ----------

                                              11,768,235      13,139,246
                                              ----------      ----------

                                             $13,216,390     $14,472,198
                                              ==========      ==========


     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14
                                            ----------------------------
                                            September 30,      March 31,
                                               1996              1996
                                            (Unaudited)       (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $24,428,749     $27,070,943

OTHER ASSETS

Cash and cash equivalents                         40,533         645,336
Notes receivable                                 543,584       1,168,584
Deferred acquisition costs (Note B)              758,921         773,515
Organization costs, net of
   accumulated amortization (Note B)                   -           9,828
Other assets                                     972,682         937,682
                                              ----------      ----------

                                             $26,744,469     $30,605,888
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $    14,875     $    14,877
Accounts payable - affiliates (Note C)         2,752 245       2,373,975
Capital contributions payable (Note D)           622,067       1,705,563
                                              ----------      ----------
                                               3,389,187       4,094,415
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               23,605,420      26,730,049

General Partner                                 (250,138)       (218,576)
                                              ----------      ----------

                                              23,355,282      26,511,473
                                              ----------      ----------
                                             $26,744,469     $30,605,888
                                              ==========      ==========


      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                                (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $    10,707   $    15,970
  Miscellaneous income                            -            33
                                         ----------    ----------

                                             10,707        16,003
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (3,592,137)   (4,077,102)
                                         ----------    ----------
Expenses
  Partnership management fees               596,800       586,258
  Amortization                               12,139        41,078
  General and administrative expenses       260,950       231,940
                                         ----------    ----------

                                            869,889       859,276
                                         ----------    ----------


  NET LOSS                              $(4,451,319)  $(4,920,375)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(4,406,806)  $(4,871,171)
                                         ==========    ==========

Net loss allocated to general partner   $   (44,513)  $   (49,204)
                                         ==========    ==========

Net loss per BAC                        $     (1.40)  $     (1.54)
                                         ==========    ==========







       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                       Three Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $       8     $      79
  Miscellaneous income                                 -             -
                                                --------      --------

                                                       8            79
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (201,597)     (340,576)
                                                --------      --------

Expenses
  Partnership management fees                     25,287        23,889
  Amortization                                         -             -
  General and administrative expenses             17,558        20,162
                                                --------      --------

                                                  42,845        44,051
                                                --------      --------


  NET LOSS                                     $(244,434)    $(384,548)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(241,990)    $(380,703)
                                                ========      ========

Net loss allocated to general partner          $  (2,444)    $  (3,845)
                                                ========      ========

Net loss per BAC                               $    (.23)    $    (.37)
                                                ========      ========







        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended September 30,
                                (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                           $     4,059         5,057
  Miscellaneous income                                -             -
                                              ---------      --------

                                                  4,059         5,057
                                              ---------      --------

Share of loss from Operating
  Partnerships                                 (852,647)     (769,857)
                                              ---------      --------

Expenses
  Partnership management fees                   140,806       131,962
  Amortization                                      217           435
  General and administrative expenses            31,155        38,290
                                              ---------      --------

                                                172,178       170,687
                                              ---------      --------


  NET LOSS                                  $(1,020,766)    $(935,487)
                                              =========      ========

Net loss allocated to limited partners      $(1,010,558)    $(926,132)
                                              =========      ========

Net loss allocated to general partner       $   (10,208)    $  (9,355)
                                              =========      ========

Net loss per BAC                            $      (.24)    $    (.22)
                                              =========      ========







       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                             $   1,000     $   1,172
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,000         1,172
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (359,562)     (299,386)
                                               --------      --------

Expenses
  Partnership management fees                    86,174        85,555
  Amortization                                      860         4,507
  General and administrative expenses            25,212        32,607
                                               --------      --------

                                                112,246       122,669
                                               --------      --------


  NET LOSS                                    $(470,808)    $(420,883)
                                               ========      ========

Net loss allocated to limited partner         $(466,100)    $(416,674)
                                               ========      ========

Net loss allocated to general partner         $  (4,708)    $  (4,209)
                                               ========      ========

Net loss per BAC                              $    (.26)    $    (.17)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,541     $   1,218
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,541         1,218
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (315,204)     (463,474)
                                               --------      --------

Expenses
  Partnership management fees                    78,450        76,470
  Amortization                                      436         5,055
  General and administrative expenses            24,247        30,878
                                               --------      --------

                                                103,133       112,403
                                               --------      --------


  NET LOSS                                    $(416,796)    $(574,659)
                                               ========      ========

Net loss allocated to limited partner         $(412,628)    $(568,912)
                                               ========      ========

Net loss allocated to general partner         $  (4,168)    $  (5,747)
                                               ========      ========

Net loss per BAC                              $    (.16)    $    (.23)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,004     $   1,280
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,004         1,280
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (542,365)     (440,761)
                                               --------      --------

Expenses
  Partnership management fee                     84,779        86,394
  Amortization                                    3,329         6,658
  General and administrative expenses            33,152        39,361
                                               --------      --------

                                                121,260       132,413
                                               --------      --------


  NET LOSS                                    $(662,621)    $(571,894)
                                               ========      ========

Net loss allocated to limited partner         $(655,995)    $(566,175)
                                               ========      ========

Net loss allocated to general partner         $  (6,626)    $  (5,719)
                                               ========      ========

Net loss per BAC                              $    (.22)    $    (.19)
                                               ========      ========








       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 14
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $     3,095    $    7,164
  Miscellaneous income                                -            33
                                              ---------     ---------

                                                  3,095         7,197
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (1,320,762)   (1,763,048)
                                              ---------     ---------

Expenses
  Partnership management fees                   181,304       181,988
  Amortization                                    7,297        24,423
  General and administrative expenses           129,626        70,642
                                              ---------     ---------

                                                318,227       277,053
                                              ---------     ---------


  NET LOSS                                  $(1,635,894)  $(2,032,904)
                                              =========     =========

Net loss allocated to limited partner       $(1,619,535)  $(2,012,575)
                                              =========     =========

Net loss allocated to general partner       $   (16,359)  $   (20,329)
                                              =========     =========

Net loss per BAC                            $      (.29)  $      (.36)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                                (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $    24,627   $    36,024
  Miscellaneous income                            -           871
                                         ----------    ----------

                                             24,627        36,895
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (7,523,307)   (7,395,533)
                                         ----------    ----------
Expenses
  Partnership management fees             1,123,555     1,178,715
  Amortization                               34,109        65,895
  General and administrative expenses       385,268       279,980
                                         ----------    ----------

                                          1,542,932     1,524,590
                                         ----------    ----------


  NET LOSS                              $(9,041,612)  $(8,883,228)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(8,951,197)  $(8,794,396)
                                         ==========    ==========

Net loss allocated to general partner   $   (90,415)  $   (88,832)
                                         ==========    ==========

Net loss per BAC                        $     (2.74)  $     (2.74)
                                         ==========    ==========







       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $      28     $     163
  Miscellaneous income                                 -             -
                                                --------      --------

                                                      28           163
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (329,698)     (459,660)
                                                --------      --------

Expenses
  Partnership management fees                     53,574        52,176
  Amortization                                         -             -
  General and administrative expenses             22,901        21,973
                                                --------      --------

                                                  76,475        74,149
                                                --------      --------


  NET LOSS                                     $(406,145)    $(533,646)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(402,084)    $(528,310)
                                                ========      ========

Net loss allocated to general partner          $  (4,061)    $  (5,336)
                                                ========      ========

Net loss per BAC                               $    (.39)    $    (.51)
                                                ========      ========







        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                                (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                           $     8,820   $    13,742
  Miscellaneous income                                -           788
                                              ---------     ---------

                                                  8,820        14,530
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (1,616,225)   (1,508,058)
                                              ---------     ---------

Expenses
  Partnership management fees                   263,848       270,460
  Amortization                                      435           435
  General and administrative expenses            48,256        48,636
                                              ---------     ---------

                                                312,539       319,531
                                              ---------     ---------


  NET LOSS                                  $(1,919,944)  $(1,813,059)
                                              =========     =========

Net loss allocated to limited partners      $(1,900,745)  $(1,794,928)
                                              =========     =========

Net loss allocated to general partner       $   (19,199)  $   (18,131)
                                              =========     =========

Net loss per BAC                            $      (.45)  $      (.43)
                                              =========     =========







       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $     2,092     $   2,407
  Miscellaneous income                                -             -
                                              ---------      --------

                                                  2,092         2,407
                                              ---------      --------

Share of loss from Operating
  Partnerships                                 (899,700)     (756,450)
                                              ---------      --------

Expenses
  Partnership management fees                   164,482       170,908
  Amortization                                    1,721         8,686
  General and administrative expenses            39,399        39,859
                                              ---------      --------

                                                205,602       219,453
                                              ---------      --------


  NET LOSS                                  $(1,103,210)    $(973,496)
                                              =========      ========

Net loss allocated to limited partner       $(1,092,178)    $(963,761)
                                              =========      ========

Net loss allocated to general partner       $   (11,032)    $  (9,735)
                                              =========      ========

Net loss per BAC                            $      (.45)    $    (.40)
                                              =========      ========







       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $     3,226   $     2,394
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                  3,226         2,394
                                              ---------     ---------

Share of loss from Operating
  Partnerships                                 (894,660)     (869,599)
                                              ---------     ---------

Expenses
  Partnership management fees                   155,744       145,636
  Amortization                                      872         9,237
  General and administrative expenses            37,061        37,371
                                              ---------     ---------

                                                193,677       192,244
                                              ---------     ---------


  NET LOSS                                  $(1,085,111)  $(1,059,449)
                                              =========     =========

Net loss allocated to limited partner       $(1,074,260)  $(1,048,855)
                                              =========     =========

Net loss allocated to general partner       $   (10,851)  $   (10,594)
                                              =========     =========

Net loss per BAC                            $      (.43)  $      (.42)
                                              =========     =========







       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $     2,246   $     2,594
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                  2,246         2,594
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (1,147,165)     (913,404)
                                              ---------     ---------

Expenses
  Partnership management fee                    165,281       175,021
  Amortization                                    6,658        13,286
  General and administrative expenses            54,153        47,599
                                              ---------     ---------

                                                226,092       235,906
                                              ---------     ---------


  NET LOSS                                  $(1,371,011)  $(1,146,716)
                                              =========     =========

Net loss allocated to limited partner       $(1,357,301)  $(1,135,249)
                                              =========     =========

Net loss allocated to general partner       $   (13,710)  $   (11,467)
                                              =========     =========

Net loss per BAC                            $      (.46)  $      (.39)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 14
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $     8,215    $   14,724
  Miscellaneous income                                -            83
                                              ---------     ---------

                                                  8,215        14,807
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (2,635,859)   (2,888,362)
                                              ---------     ---------

Expenses
  Partnership management fees                   320,626       364,514
  Amortization                                   24,423        34,251
  General and administrative expenses           183,498        84,542
                                              ---------     ---------

                                                528,547       483,307
                                              ---------     ---------


  NET LOSS                                  $(3,156,191)  $(3,356,862)
                                              =========     =========

Net loss allocated to limited partner       $(3,124,629)  $(3,323,293)
                                              =========     =========

Net loss allocated to general partner       $   (31,562)  $   (33,569)
                                              =========     =========

Net loss per BAC                            $      (.56)  $      (.60)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1996             $75,304,476     $(872,393) $74,432,083


    Net loss                   (8,951,197)      (90,415)  (9,041,612)
                               ----------      --------   ----------


Partners' capital (deficit),
   September 30, 1996         $66,353,279     $(962,808) $65,390,471
                               ==========      ========   ==========



























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1996             $ 2,395,645     $ (66,636)  $ 2,329,009

Net loss                         (402,084)       (4,061)     (406,145)
                                ---------      --------     ---------
Partners' capital (deficit),
    September 30, 1996        $ 1,993,561     $ (70,697)  $ 1,922,864
                                =========      ========     =========

Series 9
--------

Partners' capital (deficit),
    April 1, 1996             $13,717,355     $(225,421)  $13,491,934

Net loss                       (1,900,745)      (19,199)   (1,919,944)
                               ----------       -------    ----------

Partners' capital (deficit),
    September 30, 1996        $11,816,610     $(244,620)  $11,571,990
                               ==========       =======    ==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1996             $ 9,173,599     $(120,280)  $ 9,053,319

Net loss                       (1,092,178)      (11,032)   (1,103,210)
                               ----------      --------    ----------

Partners' capital (deficit),
    September 30, 1996        $ 8,081,421     $(131,312)  $ 7,950,109
                               ==========      ========    ==========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1996
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1996             $10,022,716     $(115,614)  $ 9,907,102

Net loss                       (1,074,260)      (10,851)   (1,085,111)
                               ----------      --------    ----------
Partners' capital (deficit),
    September 30, 1996        $ 8,948,456     $(126,465)  $ 8,821,991
                               ==========      ========    ==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1996             $13,265,112     $(125,866)  $13,139,246

Net loss                       (1,357,301)      (13,710)   (1,371,011)
                               ----------      --------    ----------

Partners' capital (deficit),
    September 30, 1996        $11,907,811     $(139,576)  $11,768,235
                               ==========      ========    ==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1996             $26,730,049     $(218,576)  $26,511,473

Net loss                       (3,124,629)      (31,562)   (3,156,191)
                               ----------      --------    ----------

Partners' capital (deficit),
    September 30, 1996        $23,605,420     $(250,138)  $23,355,282
                               ==========      ========    ==========



       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                  (Unaudited)


                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                              $(9,041,612)   $(8,883,228)
    Adjustments
       Distributions from Operating
         Partnerships                          20,363         36,724
       Amortization                            34,109         65,895
       Share of loss from Operating
         Partnerships                       7,523,307      7,395,533

    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               1,281,041      1,203,001
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                               (35,000)        88,650
                                           ----------     ----------
         Net cash (used in) provided by
           operating activity                (217,792)       (93,425)
                                           ----------     ----------

Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships              (1,246,374)      (248,601)
     Advances (made to) repaid from
       Operating Partnerships                 560,054         (1,000)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (686,320)      (249,601)
                                           ----------     ----------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                   2,848              -
                                           ----------     ----------
         Net cash (used in) provided by
           financing activities                 2,848              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (901,264)      (343,026)

Cash and cash equivalents, beginning        1,862,286      2,298,689
                                           ----------     ----------
Cash and cash equivalents, ending         $   961,022    $ 1,955,663
                                           ==========     ==========


        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                  (Unaudited)

                                                    Series 7
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(406,145)   $ (533,646)
    Adjustments
       Distributions from Operating
         Partnerships                                -         2,257
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                          329,698       459,660

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           82,585        57,774
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                      -             -
                                              --------     ---------
         Net cash (used in) provided by
           operating activities                  6,138       (13,955)
                                              --------     ---------

Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -             -
     Advances (made to) repaid from Operating
       Partnerships                                  -             -
                                              --------     ---------
         Net cash (used in) provided by
           investing activities                      -             -
                                              --------     ---------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                        -             -
                                              --------     ---------
         Net cash (used in) provided by
           financing activities                      -             -
                                              --------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  6,138       (13,955)

Cash and cash equivalents, beginning             4,874        14,044
                                              --------     ---------
Cash and cash equivalents, ending            $  11,012    $       89
                                              ========     =========

     The accompanying notes are an integral part of these statements.
                                   26





             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                  (Unaudited)

                                                    Series 9
                                            -------------------------
                                                1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                               $(1,919,944)   $(1,813,059)
    Adjustments
       Distributions from Operating
         Partnerships                            4,726              -
       Amortization                                435            435
       Share of loss from Operating
         Partnerships                        1,616,225      1,508,058

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          287,892        284,600
       Decrease (Increase) in prepaid
         expenses                                    -              -
       Decrease (Increase) in other
         assets                                      -         88,650
                                             ---------       --------
         Net cash (used in) provided by
           operating activities                (10,666)        68,684
                                             ---------       --------

Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                  (86,448)      (130,424)
    Advances (made to) repaid from
       Operating Partnerships                        -              -

                                             ---------       --------
         Net cash (used in) provided by
          investing activities                 (86,448)      (130,424)
                                             ---------       --------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                        -              -
                                              --------      ---------
         Net cash (used in) provided by
           financing activities                      -              -
                                              --------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (97,114)       (61,740)

Cash and cash equivalents, beginning           658,264        712,489
                                             ---------       --------
Cash and cash equivalents, ending          $   561,150      $ 650,749
                                             =========       ========

         The accompanying notes are an integral part of these statements.

                                     27


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                             (Unaudited)

                                                    Series 10
                                           -------------------------
                                              1996            1995
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $(1,103,210)    $ (973,496)
    Adjustments
       Distributions from Operating
         Partnerships                             536            599
       Amortization                             1,721          8,686
       Share of loss from Operating
         Partnerships                         899,700        756,450

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         177,822        177,756
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (23,431)       (30,005)
                                            ---------      ---------

Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           financing activities                     -              -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (23,431)       (30,005)

Cash and cash equivalents, beginning          152,625        183,187
                                            ---------      ---------
Cash and cash equivalents, ending          $  129,194     $  153,182
                                            =========      =========

          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)
                                                    Series 11
                                           -------------------------
                                              1996           1995
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,085,111)   $(1,059,450)
    Adjustments
       Distributions from Operating
         Partnerships                           2,632         31,883
       Amortization                               872          9,237
       Share of loss from Operating
         Partnerships                         894,660        869,599

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         162,841        162,840
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------

         Net cash (used in) provided by
           operating activities               (24,106)        14,109
                                            ---------      ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                 (64,946)             -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities               (64,946)             -
                                            ---------      ---------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           financing activities                     -              -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (89,052)        14,109

Cash and cash equivalents, beginning          233,619        147,072
                                            ---------      ---------
Cash and cash equivalents, ending          $  144,567     $  161,181
                                            =========      =========

        The accompanying notes are an integral part of these statements.

                                     29






               Boston Capital Tax Credit Fund II Limited Partnership

                          STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                    Series 12
                                            -------------------------
                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                              $(1,371,011)   $(1,146,715)
    Adjustments
       Distributions from Operating
         Partnerships                           8,983          1,050
       Amortization                             6,658         13,286
       Share of loss from Operating
         Partnerships                       1,147,165        913,404
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         191,633        191,634
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                             --------      ---------
         Net cash (used in) provided by
           operating activities               (16,572)       (27,341)
                                             --------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                 (76,430)             -
     Advances (made to) repaid from Operating
       Partnerships                                 -              -
                                             --------      ---------
         Net cash (used in) provided by
           investing activities               (76,430)             -
                                             --------      ---------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           financing activities                     -              -
                                            ---------      ---------
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (93,002)       (27,341)

Cash and cash equivalents, beginning          167,568        195,421
                                             --------      ---------
Cash and cash equivalents, ending          $   74,566    $   168,080
                                             ========      =========


        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 14
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                               $(3,156,191)  $(3,356,862)
    Adjustments
       Distributions from Operating
         Partnerships                            3,486           935
       Amortization                             24,423        34,251
       Share of loss from Operating
         Partnerships                        2,635,859     2,888,362

    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          378,268       328,397
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                (35,000)            -
                                              --------     ---------
         Net cash (used in) provided by
           operating activities               (149,155)     (104,917)
                                              --------     ---------

Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships               (1,083,496)     (118,177)
     Advances (made to) repaid from
       Operating Partnerships                  625,000        (1,000)
                                              --------     ---------
         Net cash (used in) provided by
           investing activities               (458,496)     (119,177)
                                              --------     ---------
Cash flows from financing activity:
     Credit adjusters received from
       Operating Partnerships                    2,848             -
                                              --------     ---------
         Net cash (used in) provided by
           financing activities                  2,848             -
                                              --------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (604,803)     (224,094)

Cash and cash equivalents, beginning           645,336     1,046,476
                                              --------     ---------
Cash and cash equivalents, ending          $    40,533    $  822,382
                                              ========     =========


       The accompanying notes are an integral part of these statements.
                                     31





           Boston Capital Tax Credit Fund II Limited Partnership

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 1996
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 1996 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

           Boston Capital Tax Credit Fund II Limited Partnership

                            September 30, 1996
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 1996, the Partnership has accumulated unallocated acquisition amortization totalling $72,572. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 1996 for Series 9, Series 10, Series 11, Series 12, and Series 14 is $1,035, $5,162, $2,616, $19,975, and
$43,784, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended September 30, 1996 and 1995 are as follows:

           Boston Capital Tax Credit Fund II Limited Partnership

                             September 30, 1996
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1996           1995
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       143,946        142,014
               Series 10        88,878         88,878
               Series 11        81,420         81,420
               Series 12        95,817         95,817
               Series 14       189,135        189,255
                               -------        -------
                              $627,483       $625,671
                               =======        =======

           Boston Capital Tax Credit Fund II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1996
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At September 30, 1996 and 1995 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 1996 and 1995 by series are as follows:

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

  The contributions payable at September 30, 1996 and 1995 by series are as follows:

                              1996            1995
                           ----------      ----------
            Series  7      $        -      $        -
            Series  9           4,590          99,610
            Series 10               -          10,014
            Series 11          27,528          27,528
            Series 12          11,405          87,835
            Series 14         622,067       2,250,359
                            ---------       ---------
                           $  665,590      $2,475,346
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1996.

            Boston Capital Tax Credit Fund II Limited Partnership

                           September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 7
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 1,074,193      $ 1,307,286
   Interest and other                     150,582          135,438
                                        ---------        ---------
                                        1,224,775        1,442,724
                                        ---------        ---------
Expenses
  Interest                                521,900          570,818
  Depreciation and amortization           507,864          554,102
  Operating expenses                      684,017          814,463
                                        ---------        ---------
                                        1,713,781        1,939,383
                                        ---------        ---------

          NET LOSS                    $  (489,006)     $  (496,659)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (329,698)     $  (459,660)
                                        =========        =========

Net loss allocated to other partners  $    (4,890)     $    (4,967)
                                        =========         ========

Net loss suspended                    $  (154,418)     $   (32,032)
                                        =========         ========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                            September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                              (Unaudited)

                                                Series 9
                                        --------------------------
                                           1996             1995
                                          -----            -----
 Revenues
   Rental                             $ 4,750,663      $ 4,697,647
   Interest and other                     251,894          311,348
                                        ---------        ---------
                                        5,002,557        5,008,995
                                        ---------        ---------
Expenses
  Interest                              1,779,018        1,954,790
  Depreciation and amortization         1,936,569        1,969,528
  Operating expenses                    3,019,146        2,615,578
                                        ---------        ---------
                                        6,734,733        6,539,896
                                        ---------        ---------

          NET LOSS                    $(1,732,176)     $(1,530,901)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,616,225)     $(1,508,058)
                                        =========        =========

Net loss allocated to other partners  $   (17,322)     $   (15,309)
                                        =========        =========

Net loss suspended                    $   (98,629)     $    (7,534)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                           September 30, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                             (Unaudited)
                                                  Series 10
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 3,652,118      $ 3,755,153
   Interest and other                     148,329          208,939
                                        ---------        ---------
                                        3,800,447        3,964,092
                                        ---------        ---------
Expenses
  Interest                              1,485,967        1,400,693
  Depreciation and amortization         1,277,551        1,273,923
  Operating expenses                    2,128,502        2,091,727
                                        ---------        ---------
                                        4,892,020        4,766,343
                                        ---------        ---------

          NET LOSS                    $(1,091,573)     $  (802,251)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (899,700)     $  (756,450)
                                       ==========       ==========

Net loss allocated to other partners  $   (10,916)     $    (8,022)
                                       ==========       ==========

Net loss suspended                    $  (180,957)     $   (37,779)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund II Limited Partnership

                         September 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                  Series 11
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 3,140,830      $ 3,270,447
   Interest and other                     136,757          220,141
                                       ----------       ----------
                                        3,277,587        3,490,588
                                       ----------       ----------
Expenses
  Interest                              1,083,700        1,232,643
  Depreciation and amortization         1,302,078        1,358,476
  Operating expenses                    1,903,171        1,777,851
                                       ----------       ----------

                                        4,288,949        4,368,970
                                       ----------       ----------

          NET LOSS                    $(1,011,362)     $  (878,382)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (894,660)     $  (869,599)
                                       ==========       ==========

Net loss allocated to other partners  $   (10,114)     $    (8,783)
                                       ==========       ==========

Net loss suspended                    $  (106,588)     $        -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                           September 30, 1996
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                  Series 12
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                             $ 3,383,675       $3,403,868
   Interest and other                     121,983          155,810
                                        ---------        ---------

                                        3,505,658        3,559,678
                                        ---------        ---------
Expenses
  Interest                              1,312,638        1,308,293
  Depreciation and amortization         1,404,850        1,377,623
  Operating expenses                    1,987,965        1,796,392
                                        ---------        ---------
                                        4,705,453        4,482,308
                                        ---------        ---------

          NET LOSS                    $(1,199,795)      $ (922,630)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,147,165)      $ (913,404)
                                        =========        =========
Net loss allocated to other partners  $   (11,998)      $   (9,226)
                                        =========        =========

Net loss suspended                    $   (40,632)      $        -
                                        =========         ========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund II Limited Partnership

                          September 30, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                             (Unaudited)

                                                  Series 14
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 7,650,375      $ 7,048,947
   Interest and other                     337,850          267,707
                                       ----------       ----------

                                        7,988,225        7,316,654
                                       ----------       ----------
Expenses
  Interest                              3,018,593        3,177,960
  Depreciation and amortization         2,953,917        2,944,637
  Operating expenses                    4,686,616        4,125,087
                                       ----------       ----------

                                       10,659,126       10,247,684
                                       ----------       ----------
          NET LOSS                    $(2,670,901)     $(2,931,030)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(2,635,859)     $(2,888,362)
                                       ==========       ==========

Net loss allocated to other partners  $   (26,709)     $   (29,310)
                                       ==========       ==========

Net loss suspended                    $    (8,333)     $   (13,358)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the six months ended June 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

         Boston Capital Tax Credit Fund II Limited Partnership

                             September 30, 1996
                                (Unaudited)

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

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 1996 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

An affiliate of the general partner has advanced $46,900 to the Partnership to pay certain third party operating expenses. This amount has been advanced solely to Series 7. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sales of refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

(Series 7) The Partnership commenced offering BACs in Series 7 on November 14, 1989. Offers and sales of BACs in Series 7 totaled $10,361,000 and were completed on December 29, 1989. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $7,547,852.

As of September 30, 1996, Series 7 had paid all installments of capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 1996, none of Series 9 net offering proceeds had been used to pay capital contributions. Series 9 net offering proceeds in the amount of $4,590 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10, 1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating Partnerships in the amount of $17,685,147.

As of September 30, 1996, Series 10 had paid all installments of capital contributions to the Operating Partnerships.

(Series 11) The Partnership commenced offering BACs in Series 11 on September 17, 1990. Offers and sales of BACs in Series 11 totaled $24,735,002 and were completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating Partnerships in the amount of $17,649,548.

During the quarter ended September 30, 1996, none of Series 11 net proceeds had been used to pay capital contributions. Series 11 net offering proceeds in the amount of $27,528 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 12) The Partnership commenced offering BACs in Series 12 on January 29, 1991. Offers and sales of BACs in Series 12 totaled $29,710,003 and were completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating Partnerships in the amount of $21,654,977.

During the quarter ended September 30, 1996, none of Series 12 net offering proceeds had been used to pay capital contributions. Series 12 net offering proceeds in the amount of $11,405 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 1996, $1,083,496 Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $40,533 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.


Results of Operations
---------------------
As of September 30, 1996 and 1995 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership (formerly Boston Capital Communications Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership management fee
incurred for the quarters ended September 30, 1996 and 1995 were $593,830 and $586,258, respectively. The amount is anticipated to decrease in subsequent future periods as the Operating Partnerships begin to pay annual asset management and reporting fees to the partnership.

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Partnership's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

The General Partner and it's affiliate, Boston Capital Asset Management Limited Partnership, monitors the operations of all the properties in the Partnership. The Operating Partnerships that are mentioned in the following discussion of each series' results of operations are being closely monitored so as to improve the overall results of each series' operations.

(Series 7) As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at September 30, 1996.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $489,006. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $18,858. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Rosenberg Building Associates' most recent principal payment due on the first mortgage created financial stress on the partnership. To resolve this, the Operating General Partner refinanced the first mortgage. The refinancing resulted in lower debt service payments, allowing the property to operate above breakeven.

(Series 9) As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 99.4%, respectively. The series had a total of 55 properties at September 30, 1996. Out of the total, 52 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,732,176. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $204,393. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 10) As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 46 properties at September 30, 1996, 44 of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,091,573. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $185,978. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 11) As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 40 properties at September 30, 1996.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,011,362. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $290,716. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Franklin School Associates' most recent principal payment due on the first mortgage created financial stress on the partnership. To resolve this, the Operating General Partner refinanced the first mortgage. The refinancing resulted in lower debt service payments, allowing the property to operate above breakeven.

(Series 12) As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at September 30, 1996.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,199,795. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $205,055. This is an interim period estimate; it is not necessarily indicative of the final year end results.

California Investors VII Limited Partnership has negotiated a debt refinancing. The Operating Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortfalls caused the accrual of accounts payable. The Operating General Partner has been working with the first mortgage lender to obtain a waiver of the prepayment penalty to allow for a refinancing. The first mortgagee recently agreed to this waiver of the prepayment. The current interest rate climate enabled the Operating Partnership to obtain a refinancing rate that allowed for the payoff of the accrued accounts payable and reduced the monthly debt payment.

During 1996, the Operating General Partner of Brandywood Limited Partnership experienced financial difficulties. Shortly thereafter, the Operating General Partner and its affiliated management company were replaced. The new Operating General Partner and management company have conducted extensive research and prepared budgets and summaries of the physical condition of the Operating Partnership with the goal of improving the overall operations and appearance of the property. Operations are anticipated to improve with the change in management.

(Series 14) As of September 30, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 99.9%, respectively. The series had a total of 101 properties at September 30, 1996, 97 of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $2,670,901. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $283,016 This is an interim period estimate; it is not necessarily indicative of the final year end results.

Rosenberg Building Associates' most recent principal payment due on the first mortgage created financial stress on the partnership. To resolve this, the Operating General Partner refinanced the first mortgage. The refinancing resulted in lower debt service payments, allowing the property to operate above breakeven.

California Investors VII Limited Partnership has negotiated a debt refinancing. The Operating Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortfalls caused the accrual of accounts payable. The Operating General Partner has been working with the first mortgage lender to obtain a waiver of the prepayment penalty to allow for a refinancing. The first mortgagee recently agreed to this waiver of the prepayment. The current interest rate climate enabled the Operating Partnership to obtain a refinancing rate that allowed for the payoff of the accrued accounts payable and reduced the monthly debt payment.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:  November 18, 1996     By:  /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer