Form 10-Q
period 1996-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1997-03-03
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1996
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund II Limited Partnership

                                BALANCE SHEETS


                                            December 31,          March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $69,204,902          $80,065,183


OTHER ASSETS
   Cash and cash equivalents                   1,550,778           1,862,286
   Notes Receivable                              578,078           1,168,584
   Deferred acquisition costs (Note B)         1,250,463           1,286,884
   Organization costs, net of accumulated
     amortization (Note B)                             -               9,828
   Other assets                                  678,225           1,093,447
                                              ----------           ---------

                                             $73,262,446          $85,486,212
                                              ==========           ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $    16,041          $    14,877
Accounts Payable - affiliates (Note C)        11,026,650            9,118,716
Capital Contributions payable (Note D)           665,590            1,920,536
                                              ----------           ----------
                                              11,708,281           11,054,129
                                              ----------           ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              62,555,338           75,304,476

General Partner                               (1,001,173)            (872,393)
                                              ----------           ----------
                                              61,554,165           74,432,083
                                              ----------           ----------

                                             $73,262,446          $85,486,212
                                              ==========           ==========

       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 7
                                           ----------------------------
                                              December 31,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $2,307,581       $2,897,708

OTHER ASSETS
Cash and cash equivalents                       10,744            4,874
Notes receivable                                     -                -
Deferred acquisition costs (Note B)                  -                -
organization costs, net of
   accumulated amortization (Note B)                 -                -
Other assets                                    16,450           16,450
                                             ---------        ---------

                                            $2,334,775       $2,919,032
                                             =========        =========
LIABILITIES

Accounts payable and accrued
   expenses                                 $        -       $        -
Accounts payable - affiliates (Note C)         701,531          590,023
Capital contributions payable (Note D)               -                -
                                             ---------        ---------
                                               701,531          590,023
                                             ---------        ---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                             1,706,838        2,395,645


General Partner                                (73,594)         (66,636)
                                             ---------        ---------

                                             1,633,244        2,329,009
                                             ---------        ---------

                                            $2,334,775       $2,919,032
                                             =========        =========
        The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9
                                            ----------------------------
                                              December 31,     March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $12,812,093     $15,204,634


OTHER ASSETS
Cash and cash equivalents                        563,460         658,264
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               22,400          23,052
Organization costs, net of
  accumulated amortization (Note B)                    -               -
Other assets                                      12,351          12,351
                                              ----------      ----------

                                             $13,410,304     $15,898,301
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $     1,166     $         -
Accounts payable - affiliates (Note C)         2,737,430       2,306,757
Capital contributions payable (Note D)             4,590          99,610
                                              ----------      ----------
                                               2,743,186       2,406,367
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners

    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                               10,920,787      13,717,355

General Partner                                 (253,669)       (225,421)
                                              ----------      ----------

                                              10,667,118      13,491,934
                                              ----------      ----------
                                             $13,410,304     $15,898,301
                                              ==========      ==========

        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 10
                                             ----------------------------
                                             December 31,      March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,028,941     $10,398,970

OTHER ASSETS
Cash and cash equivalents                        137,259         152,625
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               88,616          91,197
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      38,979          38,979
                                              ----------      ----------

                                             $ 9,293,795     $10,681,771
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,895,088       1,628,452
Capital contributions payable (Note D)                 -               -
                                              ----------      ----------
                                               1,895,088       1,628,452
                                              ----------      ----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                7,535,533       9,173,599


General Partner                                 (136,826)       (120,280)
                                              ----------      ----------

                                               7,398,707       9,053,319
                                              ----------      ----------

                                             $ 9,293,795     $10,681,771
                                              ==========      ==========

       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 11
                                            ----------------------------
                                             December 31,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,456,272     $10,593,335

OTHER ASSETS

Cash and cash equivalents                        178,768         233,619
Notes receivable                                  34,494               -
Deferred acquisition costs (Note B)               44,916          46,224
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      35,844          35,844
                                              ----------      ----------
                                             $ 9,750,294     $10,909,022
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,218,652         974,392
Capital contributions payable (Note D)            27,528          27,528
                                              ----------      ----------
                                               1,246,180       1,001,920
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                8,633,758      10,022,716

General Partner                                 (129,644)       (115,614)
                                              ----------      ----------

                                               8,504,114       9,907,102
                                              ----------      ----------

                                             $ 9,750,294     $10,909,022
                                              ==========      ==========
          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 12
                                            ----------------------------
                                              December 31,    March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                      $12,085,043     $13,899,593

OTHER ASSETS
Cash and cash equivalents                          7,720         167,568
Notes receivable                                       -               -
Deferred acquisition costs (Note B)              342,908         352,896
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                     112,477          52,141
                                               ---------       ---------

                                             $12,548,148     $14,472,198
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,532,569       1,245,117
Capital contributions payable (Note D)            11,405          87,835
                                              ----------      ----------
                                               1,543,974       1,332,952
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                               11,151,391      13,265,112

General Partner                                 (147,217)       (125,866)
                                              ----------      ----------

                                              11,004,174      13,139,246
                                              ----------      ----------

                                             $12,548,148     $14,472,198
                                              ==========      ==========
     The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14
                                            ----------------------------
                                             December 31,      March 31,
                                               1996              1996
                                            (Unaudited)       (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $23,514,972     $27,070,943

OTHER ASSETS

Cash and cash equivalents                        652,827         645,336
Notes receivable                                 543,584       1,168,584
Deferred acquisition costs (Note B)              751,623         773,515
Organization costs, net of
   accumulated amortization (Note B)                   -           9,828
Other assets                                     462,124         937,682
                                              ----------      ----------

                                             $25,925,130     $30,605,888
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $    14,875     $    14,877
Accounts payable - affiliates (Note C)         2,941 380       2,373,975
Capital contributions payable (Note D)           622,067       1,705,563
                                              ----------      ----------
                                               3,578,322       4,094,415
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               22,607,031      26,730,049

General Partner                                 (260,223)       (218,576)
                                              ----------      ----------
                                              22,346,808      26,511,473
                                              ----------      ----------
                                             $25,925,130     $30,605,888
                                              ==========      ==========
      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                                (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   113,383   $    14,740
  Miscellaneous income                            -             -
                                         ----------    ----------

                                            113,383        14,740
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (3,301,770)   (3,840,684)
                                         ----------    ----------
Expenses
  Partnership management fees               597,694       599,442
  Amortization                               12,139        21,967
  General and administrative expenses        38,084        54,614
                                         ----------    ----------

                                            647,917       676,023
                                         ----------    ----------


  NET LOSS                              $(3,836,304)  $(4,501,967)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(3,797,941)  $(4,456,947)
                                         ==========    ==========

Net loss allocated to general partner   $   (38,363)  $   (45,020)
                                         ==========    ==========

Net loss per BAC                        $     (1.26)  $     (1.41)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                       Three Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $      85     $      23
  Miscellaneous income                                 -             -
                                                --------      --------

                                                      85            23
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (260,430)     (298,769)
                                                --------      --------

Expenses
  Partnership management fees                     27,837        28,287
  Amortization                                         -             -
  General and administrative expenses              1,438         2,268
                                                --------      --------

                                                  29,275        30,555
                                                --------      --------


  NET LOSS                                     $(289,620)    $(329,301)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(286,724)    $(326,008)
                                                ========      ========

Net loss allocated to general partner          $  (2,896)    $  (3,293)
                                                ========      ========

Net loss per BAC                               $    (.28)    $    (.31)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended December 31,
                                (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                           $     4,215     $   4,952
  Miscellaneous income                                -             -
                                              ---------      --------

                                                  4,215         4,952
                                              ---------      --------

Share of loss from Operating
  Partnerships                                 (762,767)     (821,807)
                                              ---------      --------

Expenses
  Partnership management fees                   138,796       138,957
  Amortization                                      217           217
  General and administrative expenses             7,307        10,642
                                              ---------      --------

                                                146,320       149,816
                                              ---------      --------


  NET LOSS                                  $  (904,872)    $(966,671)
                                              =========      ========

Net loss allocated to limited partners      $  (895,823)    $(957,004)
                                              =========      ========

Net loss allocated to general partner       $    (9,049)    $  (9,667)
                                              =========      ========

Net loss per BAC                            $      (.21)    $    (.22)
                                              =========      ========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                             $     900     $   1,015
  Miscellaneous income                                -             -
                                               --------      --------

                                                    900         1,015
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (463,031)     (312,905)
                                               --------      --------

Expenses
  Partnership management fees                    82,914        79,571
  Amortization                                      860           860
  General and administrative expenses             5,497         8,084
                                               --------      --------

                                                 89,271        88,515
                                               --------      --------


  NET LOSS                                    $(551,402)    $(400,405)
                                               ========      ========

Net loss allocated to limited partner         $(545,888)    $(396,401)
                                               ========      ========

Net loss allocated to general partner         $  (5,514)    $  (4,004)
                                               ========      ========

Net loss per BAC                              $    (.22)    $    (.16)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   1,107     $   1,077
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,107         1,077
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (239,771)     (357,591)
                                               --------      --------

Expenses
  Partnership management fees                    76,220        80,764
  Amortization                                      436           436
  General and administrative expenses             2,557         7,037
                                               --------      --------

                                                 79,213        88,237
                                               --------      --------


  NET LOSS                                    $(317,877)    $(444,751)
                                               ========      ========

Net loss allocated to limited partner         $(314,698)    $(440,303)
                                               ========      ========

Net loss allocated to general partner         $  (3,179)    $  (4,448)
                                               ========      ========

Net loss per BAC                              $    (.12)    $    (.18)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $     306     $   1,115
  Miscellaneous income                                -             -
                                               --------      --------

                                                    306         1,115
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (658,404)     (637,563)
                                               --------      --------

Expenses
  Partnership management fee                     93,507        93,501
  Amortization                                    3,329         3,329
  General and administrative expenses             9,125         9,511
                                               --------      --------

                                                105,961       106,341
                                               --------      --------


  NET LOSS                                    $(764,059)    $(742,789)
                                               ========      ========

Net loss allocated to limited partner         $(756,418)    $(735,361)
                                               ========      ========

Net loss allocated to general partner         $  (7,641)    $  (7,428)
                                               ========      ========

Net loss per BAC                              $    (.25)    $    (.25)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 14
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $   106,770    $    6,558
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                106,770         6,558
                                              ---------     ---------

Share of loss from Operating
  Partnerships                                 (917,367)   (1,412,049)
                                              ---------     ---------

Expenses
  Partnership management fees                   178,420       178,362
  Amortization                                    7,297        17,125
  General and administrative expenses            12,160        17,072
                                              ---------     ---------

                                                197,877       212,559
                                              ---------     ---------


  NET LOSS                                  $(1,008,474)  $(1,618,050)
                                              =========     =========

Net loss allocated to limited partner       $  (998,389)  $(1,601,870)
                                              =========     =========

Net loss allocated to general partner       $   (10,085)  $   (16,180)
                                              =========     =========

Net loss per BAC                            $      (.18)  $      (.29)
                                              =========     =========






       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                                (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                      $    138,010  $     51,635
  Miscellaneous income                            -             -
                                         ----------    ----------

                                            138,010        51,635
                                         ----------    ----------

Share of loss from Operating
  Partnerships                          (10,825,077)  (11,236,217)
                                         ----------    ----------
Expenses
  Partnership management fees             1,721,249     1,778,157
  Amortization                               46,249        87,863
  General and administrative expenses       423,353       334,593
                                         ----------    ----------

                                          2,190,851     2,200,613
                                         ----------    ----------


  NET LOSS                             $(12,877,918) $(13,385,195)
                                         ==========    ==========

Net loss allocated to limited
   partners                            $(12,749,138) $(13,251,344)
                                         ==========    ==========

Net loss allocated to general partner  $   (128,780) $   (133,851)
                                         ==========    ==========

Net loss per BAC                       $      (4.02) $      (4.15)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $     113     $     186
  Miscellaneous income                                 -             -
                                                --------      --------

                                                     113           186
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (590,128)     (758,429)
                                                --------      --------

Expenses
  Partnership management fees                     81,411        80,463
  Amortization                                         -             -
  General and administrative expenses             24,339        24,242
                                                --------      --------

                                                 105,750       104,705
                                                --------      --------


  NET LOSS                                     $(695,765)    $(862,948)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(688,807)    $(854,319)
                                                ========      ========

Net loss allocated to general partner          $  (6,958)    $  (8,629)
                                                ========      ========

Net loss per BAC                               $    (.66)    $    (.82)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                                (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                           $    13,035   $    19,482
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                 13,035        19,482
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (2,378,992)   (2,329,865)
                                              ---------     ---------

Expenses
  Partnership management fees                   402,644       409,417
  Amortization                                      652           652
  General and administrative expenses            55,563        59,277
                                              ---------     ---------

                                                458,859       469,346
                                              ---------     ---------


  NET LOSS                                  $(2,824,816)  $(2,779,729)
                                              =========     =========

Net loss allocated to limited partners      $(2,796,568)  $(2,751,932)
                                              =========     =========

Net loss allocated to general partner       $   (28,248)  $   (27,797)
                                              =========     =========

Net loss per BAC                            $      (.67)  $      (.66)
                                              =========     =========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $     2,992   $     3,422
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                  2,992         3,422
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (1,362,731)   (1,069,355)
                                              ---------     ---------

Expenses
  Partnership management fees                   247,396       250,479
  Amortization                                    2,581         9,547
  General and administrative expenses            44,896        47,943
                                              ---------     ---------

                                                294,873       307,969
                                              ---------     ---------


  NET LOSS                                  $(1,654,612)  $(1,373,902)
                                              =========     =========

Net loss allocated to limited partner       $(1,638,066)  $(1,360,163)
                                              =========     =========

Net loss allocated to general partner       $   (16,546)  $   (13,739)
                                              =========     =========

Net loss per BAC                            $      (.67)  $      (.56)
                                              =========     =========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $     4,333   $     3,471
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                  4,333         3,471
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (1,134,431)   (1,227,190)
                                              ---------     ---------

Expenses
  Partnership management fees                   231,964       226,400
  Amortization                                    1,308         9,673
  General and administrative expenses            39,618        44,408
                                              ---------     ---------

                                                272,890       280,481
                                              ---------     ---------


  NET LOSS                                  $(1,402,988)  $(1,504,200)
                                              =========     =========

Net loss allocated to limited partner       $(1,388,958)  $(1,489,158)
                                              =========     =========

Net loss allocated to general partner       $   (14,030)  $   (15,042)
                                              =========     =========

Net loss per BAC                            $      (.56)  $      (.60)
                                              =========     =========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                 Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $     2,552   $     3,709
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                  2,552         3,709
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (1,805,569)   (1,550,967)
                                              ---------     ---------

Expenses
  Partnership management fee                    258,788       268,522
  Amortization                                    9,988        16,615
  General and administrative expenses            63,279        57,110
                                              ---------     ---------

                                                332,055       342,247
                                              ---------     ---------


  NET LOSS                                  $(2,135,072)  $(1,889,505)
                                              =========     =========

Net loss allocated to limited partner       $(2,113,721)  $(1,870,610)
                                              =========     =========

Net loss allocated to general partner       $   (21,351)  $   (18,895)
                                              =========     =========

Net loss per BAC                            $      (.71)  $      (.63)
                                              =========     =========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 14
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $   114,985    $   21,365
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                114,985        21,365
                                              ---------     ---------

Share of loss from Operating
  Partnerships                               (3,553,226)   (4,300,411)
                                              ---------     ---------

Expenses
  Partnership management fees                   499,046       542,876
  Amortization                                   31,720        51,376
  General and administrative expenses           195,658       101,613
                                              ---------     ---------

                                                726,424       695,865
                                              ---------     ---------


  NET LOSS                                  $(4,164,665)  $(4,974,911)
                                              =========     =========

Net loss allocated to limited partner       $(4,123,018)  $(4,925,162)
                                              =========     =========

Net loss allocated to general partner       $   (41,647)  $   (49,749)
                                              =========     =========

Net loss per BAC                            $      (.74)  $      (.88)
                                              =========     =========






       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1996
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1996            $ 75,304,476   $  (872,393) $74,432,083


    Net loss                  (12,749,138)     (128,780) (12,877,918)
                               ----------     ---------   ----------


Partners' capital (deficit),
   December 31, 1996         $ 62,555,338   $(1,001,173) $61,554,165
                               ==========     =========   ==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1996             $ 2,395,645     $ (66,636)  $ 2,329,009

Net loss                         (688,807)       (6,958)     (695,765)
                                ---------      --------     ---------
Partners' capital (deficit),
    December 31, 1996         $ 1,706,838     $ (73,594)  $ 1,633,244
                                =========      ========     =========

Series 9
--------

Partners' capital (deficit),
    April 1, 1996             $13,717,355     $(225,421)  $13,491,934

Net loss                       (2,796,568)      (28,248)   (2,824,816)
                               ----------       -------    ----------

Partners' capital (deficit),
    December 31, 1996         $10,920,787     $(253,669)  $10,667,118
                               ==========       =======    ==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1996             $ 9,173,599     $(120,280)  $ 9,053,319

Net loss                       (1,638,066)      (16,546)   (1,654,612)
                               ----------      --------    ----------

Partners' capital (deficit),
    December 31, 1996         $ 7,535,533     $(136,826)  $ 7,398,707
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1996
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1996             $10,022,716     $(115,614)  $ 9,907,102

Net loss                       (1,388,958)      (14,030)   (1,402,988)
                               ----------      --------    ----------
Partners' capital (deficit),
    December 31, 1996         $ 8,633,758     $(129,644)  $ 8,504,114
                               ==========      ========    ==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1996             $13,265,112     $(125,866)  $13,139,246

Net loss                       (2,113,721)      (21,351)   (2,135,072)
                               ----------      --------    ----------

Partners' capital (deficit),
    December 31, 1996         $11,151,391     $(147,217)  $11,004,174
                               ==========      ========    ==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1996             $26,730,049     $(218,576)  $26,511,473

Net loss                       (4,123,018)      (41,647)   (4,164,665)
                               ----------      --------    ----------

Partners' capital (deficit),
    December 31, 1996         $22,607,031     $(260,223)  $22,346,808
                               ==========      ========    ==========

       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                  (Unaudited)

                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net loss                             $(12,877,918)  $(13,385,195)
    Adjustments
       Distributions from Operating
         Partnerships                          27,450         87,863
       Amortization                            46,249         50,184
       Share of loss from Operating
         Partnerships                      10,825,077     11,236,217
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               1,909,098      1,732,855
       Decrease (Increase) in prepaid
         expenses                                   -        426,043
       Decrease (Increase) in other
         assets                               415,222         89,389
                                           ----------     ----------
         Net cash (used in) provided by
           operating activity                 345,178        237,356
                                           ----------     ----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships              (1,247,192)      (685,021)
     Advances (made to) repaid from
       Operating Partnerships                 590,506         (1,000)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (656,686)      (686,021)
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (311,508)      (448,665)

Cash and cash equivalents, beginning        1,862,286      2,298,689
                                           ----------     ----------
Cash and cash equivalents, ending        $  1,550,778    $ 1,850,024
                                           ==========     ==========
        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                  (Unaudited)
                                                    Series 7
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(695,765)   $ (862,948)
    Adjustments
       Distributions from Operating
         Partnerships                                -         2,257
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                          590,128       758,429
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          111,507        93,457
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                      -             -
                                              --------     ---------
         Net cash (used in) provided by
           operating activities                  5,870        (8,805)
                                              --------     ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -             -
     Advances (made to) repaid from Operating
       Partnerships                                  -             -
                                              --------     ---------
         Net cash (used in) provided by
           investing activities                      -             -
                                              --------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  5,870        (8,805)
Cash and cash equivalents, beginning             4,874        14,044
                                              --------     ---------
Cash and cash equivalents, ending            $  10,744    $    5,239
                                              ========     =========

     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                  (Unaudited)
                                                    Series 9
                                            -------------------------
                                                1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                               $(2,824,816)   $(2,779,729)
    Adjustments
       Distributions from Operating
         Partnerships                            4,978          4,554
       Amortization                                652            652
       Share of loss from Operating
         Partnerships                        2,378,992      2,329,865
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          431,838        427,207
       Decrease (Increase) in prepaid
         expenses                                    -              -
       Decrease (Increase) in other
         assets                                      -         89,389
                                             ---------      ---------
         Net cash (used in) provided by
           operating activities                 (8,356)        71,938
                                             ---------      ---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                  (86,448)      (130,424)
    Advances (made to) repaid from
       Operating Partnerships                        -              -
                                             ---------      ---------
         Net cash (used in) provided by
          investing activities                 (86,448)      (130,424)
                                             ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (94,804)       (58,486)
Cash and cash equivalents, beginning           658,264        712,489
                                             ---------      ---------
Cash and cash equivalents, ending          $   563,460     $  654,003
                                             =========      =========
         The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                   Nine Months Ended December 31,
                             (Unaudited)
                                                    Series 10
                                           -------------------------
                                              1996            1995
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $(1,654,612)   $(1,373,902)
    Adjustments
       Distributions from Operating
         Partnerships                           7,298            947
       Amortization                             2,581          9,547
       Share of loss from Operating
         Partnerships                       1,362,731      1,069,355
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         266,636        266,633
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (15,366)       (27,420)
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (15,366)       (27,420)
Cash and cash equivalents, beginning          152,625        183,187
                                            ---------      ---------
Cash and cash equivalents, ending          $  137,259     $  155,767
                                            =========      =========
          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 11
                                           -------------------------
                                              1996           1995
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,402,988)   $(1,504,200)
    Adjustments
       Distributions from Operating
         Partnerships                           2,632         40,407
       Amortization                             1,308          9,673
       Share of loss from Operating
         Partnerships                       1,134,431      1,227,190
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         244,260        244,260
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (20,357)        17,330
                                            ---------      ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                 (34,494)             -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities               (34,494)             -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (54,851)        17,330
Cash and cash equivalents, beginning          233,619        147,072
                                            ---------      ---------
Cash and cash equivalents, ending          $  178,768     $  164,402
                                            =========      =========
        The accompanying notes are an integral part of these statements.

               Boston Capital Tax Credit Fund II Limited Partnership

                          STATEMENTS OF CASH FLOWS
                      Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 12
                                            -------------------------
                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
    Net loss                              $(2,135,072)   $(1,889,505)
    Adjustments
       Distributions from Operating
         Partnerships                           8,981          1,051
       Amortization                             9,988         16,615
       Share of loss from Operating
         Partnerships                       1,805,569      1,550,967
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         287,452        287,451
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                               (60,336)             -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (83,418)       (33,421)
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                 (76,430)             -
     Advances (made to) repaid from Operating
       Partnerships                                 -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities               (76,430)             -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (159,848)       (33,421)

Cash and cash equivalents, beginning          167,568        195,421
                                            ---------      ---------
Cash and cash equivalents, ending          $    7,720    $   162,000
                                            =========      =========
        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership
                           STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                 (Unaudited)
                                                    Series 14
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:
    Net loss                               $(4,164,665)  $(4,974,911)
    Adjustments
       Distributions from Operating
         Partnerships                            3,561           968
       Amortization                             31,720        51,376
       Share of loss from Operating
         Partnerships                        3,553,226     4,300,411
    Changes in assets and liabilities
       Increase in accounts
         payable affiliates and accrued exp.   567,405       839,890
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                475,558             -
                                            ----------     ---------
         Net cash (used in) provided by
           operating activities                466,805       217,734
                                            ----------     ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships               (1,084,314)     (554,597)
     Advances (made to) repaid from
       Operating Partnerships                  625,000        (1,000)
                                            ----------     ---------
         Net cash (used in) provided by
           investing activities               (459,314)     (555,597)
                                            ----------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  7,491      (337,863)

Cash and cash equivalents, beginning           645,336     1,046,476
                                            ----------     ---------
Cash and cash equivalents, ending          $   652,827    $  708,613
                                            ==========     =========
       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1996
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 1996 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.




                                     32

           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             December 31,1996
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 1996, the Partnership has accumulated unallocated acquisition amortization totalling $84,982. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 1996 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $1,522, $6,022, $3,053, $23,304, and
$51,081, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended December 31, 1996 and 1995 are as follows:

           Boston Capital Tax Credit Fund II Limited Partnership

                              December 31, 1996
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1996           1995
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       143,946        142,607
               Series 10        88,878         88,878
               Series 11        81,420         81,420
               Series 12        95,817         95,817
               Series 14       189,135        189,255
                               -------        -------
                              $627,483       $626,264
                               =======        =======


     Accounts payable - affilates at December 31, 1996 and 1995 represents accrued general and adminstrative expenses and partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Communications Limited Partnership (formerly Boston Capital Communications Limited Partnership).

     As of December 31, 1996, an affiliate of the general partner has advanced a total of $46,900 to the Partnership to pay certain operating expenses of one of the series (Series 7). These advances are included in Accounts Payable - Affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

           Boston Capital Tax Credit Fund II Limited Partnership
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1996
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At December 31, 1996 and 1995 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 1996 and 1995 by series are as follows:

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

  The contributions payable at December 31, 1996 and 1995 by series are as follows:

                              1996            1995
                           ----------      ----------
            Series  7      $        -      $        -
            Series  9           4,590          99,610
            Series 10               -          10,014
            Series 11          27,528          27,528
            Series 12          11,405          87,835
            Series 14         622,067       1,787,274
                            ---------       ---------
                           $  665,590      $2,012,261
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1996.
                                   35

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                 Series 7
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 1,589,123      $ 2,030,730
   Interest and other                     194,127          204,977
                                        ---------        ---------
                                        1,783,250        2,235,707
                                        ---------        ---------
Expenses
  Interest                                736,939          959,710
  Depreciation and amortization           759,294          924,653
  Operating expenses                    1,080,056        1,193,831
                                        ---------        ---------
                                        2,576,289        3,078,194
                                        ---------        ---------

          NET LOSS                    $  (793,039)     $  (842,487)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (590,128)     $  (758,429)
                                        =========        =========

Net loss allocated to other partners  $    (7,930)     $    (8,425)
                                        =========         ========

Net loss suspended                    $  (194,981)     $   (75,633)
                                        =========         ========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                             December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                              (Unaudited)
                                                Series 9
                                        --------------------------
                                           1996             1995
                                          -----            -----
 Revenues
   Rental                             $ 7,259,297      $ 7,175,239
   Interest and other                     409,417          488,547
                                       ----------       ----------
                                        7,668,714        7,663,786
                                       ----------       ----------
Expenses
  Interest                              2,718,490        2,963,728
  Depreciation and amortization         2,936,142        2,995,554
  Operating expenses                    4,819,425        4,073,894
                                       ----------       ----------
                                       10,474,057       10,033,176
                                       ----------       ----------

          NET LOSS                    $(2,805,343)     $(2,369,390)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(2,378,992)     $(2,329,865)
                                       ==========       ==========

Net loss allocated to other partners  $   (28,053)     $   (23,694)
                                        =========       ==========

Net loss suspended                    $  (398,298)     $   (15,831)
                                        =========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     37

            Boston Capital Tax Credit Fund II Limited Partnership

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine Months ended September 30,
                             (Unaudited)
                                                  Series 10
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 5,511,545      $ 5,557,951
   Interest and other                     227,750          323,186
                                       ----------       ----------
                                        5,739,295        5,881,137
                                       ----------       ----------
Expenses
  Interest                              2,157,313        2,072,483
  Depreciation and amortization         1,940,147        1,903,125
  Operating expenses                    3,272,904        3,061,962
                                       ----------       ----------
                                        7,370,364        7,037,570
                                       ----------       ----------
          NET LOSS                    $(1,631,069)     $(1,156,433)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $(1,362,731)     $(1,069,355)
                                       ==========       ==========

Net loss allocated to other partners  $   (16,311)     $   (11,564)
                                       ==========       ==========

Net loss suspended                    $  (252,027)     $   (75,514)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund II Limited Partnership

                         December 31, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                   Nine months ended September 30,
                          (Unaudited)

                                                  Series 11
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 4,724,532      $ 4,768,206
   Interest and other                     214,690          390,064
                                       ----------       ----------
                                        4,939,222        5,158,270
                                       ----------       ----------
Expenses
  Interest                              1,571,598        1,812,328
  Depreciation and amortization         1,908,600        1,973,129
  Operating expenses                    2,767,002        2,612,399
                                       ----------       ----------

                                        6,247,200        6,397,856
                                       ----------       ----------

          NET LOSS                    $(1,307,978)     $(1,239,586)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,134,431)     $(1,227,190)
                                       ==========       ==========

Net loss allocated to other partners  $   (13,080)     $   (12,396)
                                       ==========       ==========

Net loss suspended                    $  (160,467)     $         -
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

            Boston Capital Tax Credit Fund II Limited Partnership

                            December 31, 1996
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                             (Unaudited)

                                                  Series 12
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                             $ 5,049,373      $ 5,039,012
   Interest and other                     191,503          271,735
                                        ---------        ---------

                                        5,240,876        5,310,747
                                        ---------        ---------
Expenses
  Interest                              1,957,004        1,998,116
  Depreciation and amortization         2,133,854        2,089,662
  Operating expenses                    3,037,220        2,789,601
                                        ---------        ---------
                                        7,128,078        6,877,379
                                        ---------        ---------

          NET LOSS                    $(1,887,202)     $(1,566,632)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,805,569)     $(1,550,967)
                                        =========        =========
Net loss allocated to other partners  $   (18,872)     $   (15,665)
                                        =========        =========

Net loss suspended                    $   (62,761)     $         -
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

           Boston Capital Tax Credit Fund II Limited Partnership

                           December 31, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                   Nine months ended September 30,
                             (Unaudited)

                                                  Series 14
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $11,404,165      $10,649,357
   Interest and other                     468,276          450,636
                                       ----------       ----------

                                       11,872,441       11,099,993
                                       ----------       ----------
Expenses
  Interest                              4,294,166        4,493,036
  Depreciation and amortization         4,364,980        4,311,411
  Operating expenses                    6,843,537        6,667,506
                                       ----------       ----------
                                       15,502,683       15,471,953
                                       ----------       ----------
          NET LOSS                    $(3,630,242)     $(4,371,960)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(3,553,226)     $(4,300,411)
                                       ==========       ==========

Net loss allocated to other partners  $   (36,302)     $   (43,720)
                                       ==========       ==========

Net loss suspended                    $   (40,714)     $   (27,829)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the nine months ended September 30, 1996 and 1995 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

         Boston Capital Tax Credit Fund II Limited Partnership

                              December 31, 1996
                                (Unaudited)

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

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 1996 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

For the quarter ended December 31, 1996, the Partnership earned $138,010 in interest, the majority of which was earned as tax exempt interest in an escrow account holding capital contributions due to the Operating Partnership Lexington Park Associates Limited Partnership. During the quarter ended December 31, 1996, the portion of funds in the escrow account that represented a credit adjuster, plus accrued interest, was returned to the Partnership. As of December 31, 1996, a portion of the capital contributions still remained in the escrow account on behalf of the Operating Partnership. Per the Escrow Agreement, the interest earned on the escrowed funds is due to the Partnership.

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

As of December 31, 1996, Series 7 had paid all installments of capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 1996, none of Series 9 net offering proceeds had been used to pay capital contributions. Series 9 net offering proceeds in the amount of $4,590 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10, 1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating Partnerships in the amount of $17,685,147.

As of December 31,1996, Series 10 had paid all installments of capital contributions to the Operating Partnerships.

(Series 11) The Partnership commenced offering BACs in Series 11 on September 17, 1990. Offers and sales of BACs in Series 11 totaled $24,735,002 and were completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating Partnerships in the amount of $17,849,548.

During the quarter ended December 31, 1996, none of Series 11 net proceeds had been used to pay capital contributions. Series 11 net offering proceeds in the amount of $27,528 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 12) The Partnership commenced offering BACs in Series 12 on January 29, 1991. Offers and sales of BACs in Series 12 totaled $29,710,003 and were completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating Partnerships in the amount of $21,654,977.

During the quarter ended December 31, 1996, none of Series 12 net offering proceeds had been used to pay capital contributions. Series 12 net offering proceeds in the amount of $11,405 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 1996, none Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $622,067 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

Results of Operations
---------------------
As of December 31, 1996 and 1995 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership (formerly Boston Capital Communications Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership management fee
incurred for the quarters ended December 31, 1996 and 1995 were $597,694 and $599,442, respectively. The amount is anticipated to decrease in subsequent future periods as the Operating Partnerships begin to pay annual asset management and reporting fees to the partnership.

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

(Series 7) As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at December 31, 1996.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $793,039. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $33,745. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 9) As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.8 and 99.7%, respectively. The series had a total of 55 properties at December 31, 1996. Out of the total, 52 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,805,343. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $130,799. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 10) As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 46 properties at December 31, 1996, 44 of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,631,069. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $309,078. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 11)  As of December 31, 1996 and 1995, the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at December 31, 1996.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,307,978. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $600,622. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12) As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 53 properties at December 31, 1996.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,887,202. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $246,652. This is an interim period estimate; it is not necessarily indicative of the final year end results.

California Investors VII Limited Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortfalls caused the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to payoff the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stability for the Operating Partnership.

During 1996, the Operating General Partner of Brandywood Limited Partnership experienced financial difficulties. Shortly thereafter, the Operating General Partner and its affiliated management company were replaced. The new Operating General Partner and management company, together, have improved the occupancy of the property, which is currently at 89%. Additionally, negotiations are underway with the permanent mortgage lender to restructure the debt service in order to improve the financial feasibility of the property.

(Series 14) As of December 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 101 properties at December 31, 1996, 98 of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $3,630,242. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $734,738. This is an interim period estimate; it is not necessarily indicative of the final year end results.

During the quarter ended December 31, 1996, Series 14 earned $114,985 in interest, the majority of which was earned as tax exempt interest in an escrow account holding capital contributions due to the Operating Partnership Lexington Park Associates Limited Partnership. During the quarter ended December 31, 1996, the portion of funds in the escrow account that represented a credit adjuster, plus accrued interest, was returned to the Partnership. As of December 31, 1996, a portion of the capital contributions still remained in the escrow account on behalf of the Operating Partnership. Per the Escrow Agreement, the interest earned on the escrowed funds is due to the Partnership.

California Investors VII Limited Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortgalls caused the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to payoff the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stbility for the Operating Partnership.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:  February 18, 1997     By:  /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer