Form 10-K405
period 1997-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1997-07-15
CIK 853566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1997 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                    -------------    ------------
Commission file number 0-19443
                       -------
         Boston Capital Tax Credit Fund II Limited Partnership
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       Massachusetts                                    04-3066791
--------------------------------               -------------------------------
 (State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

One Boston Place, Suite 2100 Boston, MA                   02108-4406
----------------------------------------------         -----------------------
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

                                               |XX|
                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Partnership are incorporated by reference:

               Form 10-K
                 Parts                        Document
               ---------                      --------
               Parts I, III        October 25, 1989 Prospectus, as
                                   supplemented

               Parts II, IV

            BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
          Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 1997

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K
          Signatures

                                    PART I
                                    ------
Item 1.     Business

Organization
------------
    Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 28, 1989. The General Partner of the Partnership is Boston Capital Associates II Limited Partnership, a Delaware limited partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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

Description of Business
-----------------------
    The Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which owns or leases and operates an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Partnership invested owns Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.
                                    1


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

    As of March 31, 1997, the Partnership had invested in a total of 310 Operating Partnerships; 15 Operating Partnerships on behalf of Series 7, 55 Operating Partnerships on behalf of Series 9, 46 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53 Operating Partnerships on behalf of Series 12, and 101 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

  (4) Provide cash distributions (except with respect to the Partnership's investment in certain Non-Profit Operating Partnerships) from a Capital Transaction as to the Partnership. The Operating Partnerships
                                    2


        intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions; and

  (5) provide, on a current basis and to the extent available, cash distributions from the operations of the Apartment Complexes (no significant amount of which is anticipated).

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

         Boston Capital Tax Credit Fund II Limited Partnership - Series 7

                      PROPERTY PROFILES AS OF March 31, 1997


                             Mortgage                             Cap Con
                             Balance                   Qualified   paid
Property                      As of    Acq.    Const   Occupancy   thru
Name       Location   Units  12/31/96   Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

The Bowditch
School
Lodging     Jamaica Plain,
House         MA         50 $1,638,578   12/89    12/89   100%  $  606,390

Briarwood   Cameron,
Apartments    MO         24    625,922   12/89    12/89   100%     157,254

Buckner     Buckner,
Properties    MO         24    620,649   12/89     3/89   100%     146,287

Creekside   Vandergrift,
Apartments    PA         30   1,125,059   6/89     9/89   100%     247,790

Deer Hill   Huntersville,
II Apartments NC         40   1,481,751   2/90     5/89   100%     333,370

Hillandale  Lithonia,
Commons       GA        132   3,324,477  12/89     1/90   100%   1,138,907

Leo A. Meyer
Senior
Citizen     King City,
Housing       CA         44   1,658,088   6/90    11/89   100%     893,708

Lebanon
Properties  Lebanon
II            MO         24     574,542  12/89     7/89   100%     136,440

New Holland Danville,
Apartments    IL         53     973,523   5/90     8/90   100%     800,434

Oak Grove   Oak Grove,
Estates       MO         20     486,452  12/89     9/89   100%     113,188

Oakview     Delta,
Apartments    OH         38   1,128,782  12/89    10/89   100%     258,264

Metropole   Miami Beach,
Apartments    FL         42   2,223,077  12/89    12/89   100%     694,581

                                    4


        Boston Capital Tax Credit Fund II Limited Partnership - Series 7

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
--------------------------------------------------------------------------

Rosenberg   Santa Rosa,
Apartments    CA        77   $1,837,045   2/90     1/92   100%  $1,943,360

Westwood
Square      Moore Head City,
Apartments    NC        36    1,416,387   7/90     7/90   100%     117,286

Winfield
Properties  Winfield,
II            MO        24      611,010  12/89     5/89   100%     142,525

         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1997


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
--------------------------------------------------------------------------

Azalea
Village    Crawford,
Apartments   GA        24 $   641,812   5/90    5/90     100%   $   143,206

Beaver
Brook      Pelham,
Commons      NH        24   1,187,746   4/90    5/90     100%       290,403

Bent Creek Crest View,
Apartments
II           FL        24     710,710   6/90    5/90     100%       164,534

Big Lake    Big Lake,
Seniors      TX        20     562,201   4/94    6/95     100%       141,072

Blanco      Blanco,
Senior Apts. TX        20     521,147  12/93    9/94     100%        98,561

Breezewood
Village     Kissimmee,
Phase I      FL        86   2,808,946   4/90    4/90     100%       831,650

Breezewood  Kissimmee,
Village II   FL        42   1,432,211   5/90    5/90     100%       416,268

Cambridge   Madison,
Manor        FL        36   1,137,659   4/90    1/90     100%       268,523

Corinth
Senior      Corinth,
Housing      NY        40   1,495,099   4/90    2/90     100%       384,000

Cotton Mill Stuart,
Apartments   VA        40   1,487,068  10/92    7/93     100%       271,351

Country     Cedar Rapids,
Hill Apts.   IA       166   4,421,315   4/90    6/90     100%     3,471,607

Country     Blakely,
Lane Apts.   GA        32     949,321   5/90    5/90     100%       211,916

                                    6


         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
--------------------------------------------------------------------------
Fawn River  Sturgis,
Apartments   MI       100   $3,708,188 10/90   10/90      95%      $971,446

Garden Lake Immokalee,
Apartments   FL        65    2,198,547  5/90    5/90     100%       577,529

Glenwood    Porterville,
Hotel        CA        36      751,549  6/90    6/90     100%       383,100

Grand
Princess   St. Croix,
Manor        USVI      24    1,495,825  6/90    8/90     100%       374,766

Grand
Princess   St. Croix,
Villa        USVI      24    1,494,827  6/90    8/90     100%       276,203

Greenwich
Senior     Greenwich,
Housing      NY        36    1,488,571  4/90    2/90      97%       340,000

Grifton    Grifton,
Manor Apts.  NC        40    1,264,023  9/93    2/94     100%       261,645

Hacienda
Villa      Firebaugh,
Apartments  CA        120    3,947,514  4/90    1/90     100%     1,343,294

Haines
City       Haines City,
Apartments  FL         46    1,443,279  4/90    2/90     100%       339,465

Hamlet     Newfane,
Square      NY         24    1,001,774 10/92    9/92     100%       193,830

Hill St.   South Paris,
Commons     ME         25    1,494,993 11/92   10/92     100%       301,064

Kristin
Park       Las Vegas,
Apartments  NM         44    1,394,952  3/90    6/90     100%       313,200
                                    7


         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Le Grand    Le Grand,
Apts.        CA         34  $1,746,464 11/92   10/93     100%   $   419,011

Longmeadow  Skowhegan,
Apartments   ME         28   1,484,915  8/90    8/90     100%       284,000

Magnolia
Lane        Bloomingdale,
Apartments   GA         48   1,484,619  5/90    3/90     100%       321,908

Maywood     Corning,
Apartments   CA         40   1,505,534  3/90    7/90     100%       365,280

Meadowcrest Southfield,
Apartments   MI         83   2,906,533  9/90   10/90     100%     1,116,284

Mill Pond   Brooklyn,
Apartments   MI         36   1,110,469  5/90    5/90     100%       250,175

New Holland Danville,
Apartments   IL         53     973,523  5/90    8/90     100%       565,622

Pinewoods   Springfield,
Apartments   IL        168   3,864,669  6/90    6/91     100%     1,258,700

Pine Ridge  Polkton,
Place        NC         16     660,264  1/94   12/93     100%       114,730

Pleasanton  Pleasanton,
Seniors Apts.TX         24     625,705 12/93    7/93     100%       144,839

Port        Portage,
Crossing     IN        160   3,315,289  3/90    4/90     100%     2,733,580

Putney      Putney,
Meadows Apts VT         28   1,424,723 12/92    5/93     100%       374,495

Quail
Hollow      Homerville,
Apartments   GA         54   1,475,030  5/90    1/90     100%       363,353

                                    8


         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                              Mortgage                            Cap Con
                              Balance                  Qualified   paid
Property                      As of     Acq.   Const   Occupancy   thru
Name       Location   Units  12/31/96   Date    Comp.    3/31/97   3/31/97
--------------------------------------------------------------------------

Quail
Hollow       Raleigh
II           NC        36  $ 1,405,922   7/90    9/90      100% $   313,521

Rainbow
Gardens      Dunnellon,
Apartments   FL        36    1,221,901  12/92    6/93      100%     236,763

Raitt        Santa Ana,
Street Apts. CA         6      791,508   5/93    8/93      100%     416,200

School St.   Marshall,
Apts. II     WI        24      819,094   6/93    6/93      100%     652,967

Scottsville  Scottsville,
Hollow       NY        36     1,430,225  5/90    5/90      100%     304,060

Somerset     Antioch,
Apartments   CA       156     5,480,494  3/90    3/90      100%   3,920,000

St. Paul's   St. Paul,
Apartments   NC        32     1,268,718  5/90    9/90      100%     263,165

Surry
Village      Surry,
II           VA        24       777,798  5/90    1/90      100%     157,002

Tappahannock Tappahannock,
Greens Apts. VA        40     1,511,213  3/94    5/94      100%     293,486

Telluride    Telluride,
Apartments   CO        30     1,474,581  9/90   11/90      100%     300,033

The Warren
St. Lodging  Boston,
House        MA        19       721,934  3/90    5/90      100%     460,900

Twin Oaks    Raeford,
Apartments   NC        28     1,142,647  5/90    5/90      100%     275,894

                                    9


         Boston Capital Tax Credit Fund II Limited Partnership - Series 9

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location  Units  12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Ventura     Hernando,
Village      FL     53   $ 1,489,702   6/90     7/90     100%  $   473,300

Vilage      Live Oak,
Oaks         FL     24       735,288   6/90     2/90     100%      164,291
Apartments II

Warrensburg Warrensburg,
Estates      MO     32       795,235   4/90     4/90     100%      181,849

Westside    Providence,
Apartments   RI     40     2,452,438   6/90    12/90     100%    1,777,738

Westwood
Square      Moorehead City,
Apartments   NC     36     1,416,387   7/90     7/90     100%      195,391

Wilmington  Wilmington,
Housing      NY     24     1,055,408   8/90     8/90     100%      237,279

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1997


                             Mortgage                              Cap Con
                             Balance                    Qualified   paid
Property                      As of      Acq.   Const   Occupancy   thru
Name       Location   Units  12/31/96    Date    Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------

Athens Park  Athens,
Apartments     AL       48  $1,340,154   8/90    6/90     100%   $  354,144

Autumn Lane  Washington,
Apartments     GA       24     736,196   8/89   11/90     100%      168,234

Baytree      Richlands,
Apartments     NC       24     959,931  11/88    7/90     100%      210,999

Benchmark    China Grove,
Apartments     NC       24     953,752  11/88    7/90     100%      223,328

Berkshire    Wichita,
Apartments II  KS       66   1,759,000   7/90    7/90     100%    1,183,452

Brentwood    Eunice,
Apartments     LA       32     957,568  11/90   10/90     100%      205,470

Briarwood    Middleburg,
Apartments     FL       52   1,487,020   8/90    8/90     100%      509,251

Butler Manor Morgantown,
Apartments     KY       16     505,202  12/90    2/91     100%      119,952

Campbell
Creek        Dallas,
Apartments     GA       80   1,729,489  12/91   10/90     100%      735,000

Candlewick   Monroeville,
Place          AL       40   1,263,000  12/92   10/92     100%      241,600

Cedarstone   Poplarville,
Apts.          MS       24     775,767   5/93    5/93     100%      180,800

Charlton
Court        Folkston,
Apartments     GA       40   1,206,076  12/92    1/93     100%      263,520

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Chuckatuck    Suffolk
Square          VA      42  $1,451,431  11/90    2/90     100%  $   320,900

Cloverleaf    Bishopville,
Apartments      SC      24     858,572  11/90    4/90     100%      153,900

Cloverleaf
Apts.,        Bishopville,
Phase II        SC      24     877,867  11/90    4/90     100%      160,761

Connellsville Connellsville,
Heritage Apts.  PA      36   1,373,424  11/90    3/90     100%      325,460

Freedom       Ford City,
Apartments      PA      28   1,053,315  11/90    9/90      89%      262,791

Hartway       Munfordville,
Apts.           KY      32     916,402   7/90    6/90     100%      239,041

Hilltop       Kingsland,
Terrace         GA      54   1,492,592   8/90    7/90     100%      455,851

Indian Run    S. Kingston
Village         RI     114   2,432,946   4/93    7/93      96%      604,867

Ironton       Ironton,
Estates         MO      24     627,904   5/93    1/93     100%      157,976

Lambert
Square        Lambert,
Apts.           MS      32   1,005,284  11/92   12/92     100%      192,347

Longview      Maysville,
Apartments      NC      24     874,151  11/88    8/90     100%      195,837

Maidu         Roseville,
Village         CA      81   2,193,985   3/91   12/91     100%      470,000

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Mann          Indianapolis,
Estates        IN      132  $3,068,810  7/90   10/90      100%  $ 1,980,000

Meadowbrook
Lane          Americus,
Apartments     GA       50   1,483,679  9/90    3/90      100%      336,264

Melrose Lane  Great Falls,
Apartments     SC       24     876,877 11/90   10/90      100%      203,645

Mercer        Mercer,
Manor          PA       26     911,567 11/90    8/90      100%      220,450

46 North
Connecticut   Atlantic City,
Ave.           NJ       13   1,024,762  1/93   12/92      100%      559,000

Pecan Village Ellaville,
Apartments     GA       30     790,144  7/90    2/90      100%      221,856

Piedmont      Forsyth,
Hills          GA       50   1,462,028  7/90    9/90      100%      439,958

Pine View     Perry,
Apartments     FL       29     964,539  9/90   12/90      100%      277,405

Pines by the  Newnan,
Creek Apts.    GA       96   2,062,078 12/90   10/90      100%      890,000

Pine Grove    Ackerman,
Apts.          MS       24     601,745  9/93    6/94      100%      169,926

Pinetree
Manor         Centreville,
Apts.          MS       32     983,714 11/92    1/93      100%      191,500

Rosewood
Village       Willacoochee,
Apartments     GA       24     651,381  7/90    7/90      100%      147,480

         Boston Capital Tax Credit Fund II Limited Partnership - Series 10

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------
                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Springwood
Park         Durham,
Apartments    NC       100 $ 2,397,002  3/91    5/91      100%  $ 1,000,000

Stockton     Stockton,
Estates       MO        20     517,551  2/93    1/93      100%      120,352

Stratford
Square       Brundidge,
Apartments    AL        24     754,013 10/92    2/93      100%      145,036

Summer
Glen         Immokalee,
Apartments    FL        45   1,490,158 11/92    3/93      100%      246,230

Summerwood   West Des Moines,
Apartments    IA        86   2,394,690  7/90    7/90      100%    2,015,183

Sunmark      Morgantown,
Apartments    KY        24     772,016  8/90   12/90      100%      176,669

Village      Lawton,
Commons       MI        58   1,492,908 11/90    6/90       98%      323,665

Washington
Heights
Apartments,  Bismarck,
IV            ND        24     459,263 11/90    7/90      100%      381,010

Woods Hollow Centreville,
Apartments    MI        24     635,846 11/90    2/90      100%      132,700

Woodside     Lisbon,
Apartments    ME        28   1,485,711 12/90   11/90      100%      397,630

    Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1997


                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
-----------------------------------------------------------------------------
Academy
Hill        Ahoskie,
Apartments    NC        40  $1,381,402   2/91     2/91      100%  $  319,224

Aspen
Square      Tazewell,
Apartments    VA        60   1,839,613  11/90    11/90      100%     356,495

Bridgeview  Emlenton,
Apartments    PA        36   1,369,406  12/90    12/89      100%     327,257

Buckeye
Senior      Buckeye,
Apartments    AZ        41   1,345,943  12/90     8/90      100%     311,480

Campbell
Creek       Dallas,
Apartments    GA        80   1,729,489  12/90    10/90      100%     142,000

Cambridge
Manor       Macon,
Apartments    MS        47   1,631,123   5/93     4/93      100%     356,356

Church Hill Church Point,
Apartments    LA        32     958,542  12/90     1/91      100%     205,750

Copper
Creek       Lebanon,
Apartments    VA        36   1,178,490  11/90     9/90      100%     237,647

Coronado    Tuscon,
Hotel         AZ        42     535,030   3/91     3/91      100%     614,050

Crestwood   St. Cloud,
Apartments    FL       216   4,387,363   1/91     6/91      100%   5,636,484

El Dorado   El Dorado Springs,
Springs Est.  MO        24     583,276  11/90     9/90      100%     133,790

Eldon Est.  Eldon,
II            MO        24     583,417  12/90    11/90      100%     131,340

         Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Eldon       Eldon,
Manor        MO         24  $  561,459   12/90   11/90      100%  $  241,980

Elmwood
Manor       Eutaw,
Apartments   AL         47   1,629,855    5/93   12/93      100%     333,440

Fairridge
Lane        Denmark,
Apartments   SC         24     820,723   11/90    6/90      100%     209,326

Fairridge
Village     Denmark,
Apartments   SC         24     772,741   11/90    6/90      100%     186,381

Farmerville Farmerville,
Square Apts. LA         32     970,163    1/91    4/91      100%     212,280

Forest
Glade       Wauchula,
Apartments   FL         50   1,487,052   12/90   12/90      100%     420,565

Franklin    Great Falls,
School       MT         40   1,273,665   10/90   12/91      100%   1,453,270

Hilltop     Los Lunas,
Apts.        NM         40   1,427,453    1/93   11/92      100%     253,455

Holland     Holland,
Meadows      NY         24     901,648   11/90    6/90      100%     213,880

Holley      Holley,
Grove        NY         24     920,270   11/90   10/90      100%     207,360

Ivan Woods  Delta Township,
Senior Apts. MI         90   2,233,624    2/91    4/91      100%   1,184,275

Kaplan
Manor       Kaplan,
Apartments   LA         32     928,706    12/90   12/90     100%     198,460

         Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Lakewood
Village    Lake Providence,
Apartments   LA         32  $  956,406  1/91     5/91      100%  $  223,827

Licking    Licking,
Apartments   MO         16     407,033 11/91     3/92      100%      90,436

London     Miami Beach,
Arms         FL         58   2,651,471 12/90    12/90      100%     937,961

Maidu      Roseville,
Village      CA         81   2,193,985  3/91    12/91      100%     530,000

Nevada     Nevada,
Manor        MO         24     650,235 11/90    10/90      100%     143,270

Oatka      Warsaw,
Meadows      NY         24     921,850 11/90     6/90      100%     206,670

Osage      Arkansas City,
Place        KS         38   1,235,928 12/90    12/90      100%     522,999

Pines by the
Creek      Newnan,
Apartments   GA         96   2,062,078 12/90    10/90      100%     245,000

Sandy
Pines      Punta Gorda,
Manor        FL         44   1,484,822 12/90     7/90      100%     399,977

Sierra
Springs    Tazewell,
Apartments   VA         36   1,179,138 11/90    11/90      100%     299,634

South Fork South Fork,
Heights      CO         48   1,433,198  2/91     2/91      100%     343,358

Twin Oaks  Allendale,
Apartments   SC         24     784,397 12/90     9/90      100%     206,888

        Boston Capital Tax Credit Fund II Limited Partnership - Series 11

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------

Walnut
Village     Manning,
Apartments    SC        24  $  842,777 11/90   11/90       100%  $  183,244

Washington
Manor       Washington,
Apartments    LA        32     960,545  1/91    3/91       100%     216,990

Wildridge   Jesup,
Apartments    GA        48   1,407,038  1/91    4/91       100%     329,130

Windsor     Metter,
Apts.         GA        52   1,478,198 12/92    5/93       100%     248,207

         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1997

                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Bowman
Village     Bowman,
Apartments    GA       24  $  667,435   6/91    10/91      100%  $  139,879

Brandywood  Oak Creek,
Apartments    WI       54   1,752,028  12/91     9/91      100%   1,532,506

Brentwood
Manor       Clarkson,
Apartments    KY       24     752,147   6/91     7/91      100%     173,969

Briarwick   Nicholasville,
Apartments    KY       40   1,259,161   4/91     4/91      100%     323,941

Bridgerun   Cannon Falls,
Townhomes     MN       18     576,874   6/91     7/91      100%     458,800

Bucksport
Park        Bucksport,
Apartments    ME       24   1,390,266   6/91     8/91      100%     334,600

Campbell
Creek       Dallas,
Apartments    GA       80   1,729,489   3/91    10/90      100%     593,000

Cananche
Creek       Norton,
Apartments    VA       36   1,239,105   5/91     6/91      100%     276,695

Carson
Village     Wrightsville,
Apartments    GA       24     654,679  10/91     6/92      100%     161,452

Clymer
House       Clymer,
Apartments    PA       26   1,085,671   6/91    10/91      100%     254,097

Corcoran
Garden      Corcoran,
Apartments    CA       38   1,529,122   2/91    11/90      100%     432,438

Cornish     Cornish,
Park          ME       25   1,459,627    6/91    6/91      100%     333,000
                                    19


         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Crescent City
Senior     Crescent City,
Apartments   CA         38  $1,870,741  3/91    3/91      100%  $   474,536

Earlimart
Senior     Earlimart,
Apartments   CA         35   1,350,042  6/91    6/91      100%      364,515

Evanwood   Hardinsburg,
Apartments   KY         24     762,098  6/91    5/91      100%      167,221

Fox Run    Jesup,
Apartments   GA         24     637,753 12/91    7/92      100%      150,033

Franklin
House      Liberty,
Apts.        MO         21     309,602  5/93    1/88      100%      137,836

Hamilton
Village    Preston,
Apartments   GA         20     571,592 10/91    3/92      100%      140,948

Hunters
Park       Tarboro,
Apartments   NC         40   1,414,753  5/91    4/91      100%      320,175

Ivan Woods
Senior     Delta Township,
Apartments   MI         90   2,233,624  2/91    4/91      100%      778,688

Keenland   Burkesville,
Apartments   KY         24     736,637  6/91    9/91      100%      164,246

Lakeridge  Eufala,
Apartments   AL         30     919,603  3/91    4/91      100%      186,780

Laurel
Village    Wadley,
Apartments   GA         24     664,305 10/91    5/92      100%      149,058


         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------
Los
Caballos  Hatch,
II Apts.     NM         24  $  779,138  7/91     8/91       100%  $  164,740

Marlboro
Place     Bennettsville,
Apartments  SC          24     838,836  3/91     2/91       100%     192,779

Melville
Plaza     Melville,
Apartments  LA          32     896,198  7/91    10/91       100%     178,564

Nanty Glo
House     Nanty Glo,
Apartments  PA          36   1,480,281  6/91     7/91       100%     353,000

Newport   Franklin,
Village     VA          48   1,491,552  4/91    11/90       100%     355,000

Oakleigh  Abbeville,
Apartments  LA          32     917,201  8/91     3/92       100%     178,716

Oak
Street    Scott City,
Apartments  MO          24     600,346  6/91    11/91       100%     138,149

Oakwood   Mamou,
Apartments  LA          32     914,168  8/91     1/92       100%     180,819

Pines by
the Creek Newnan,
Apartments  GA          96   2,062,078  3/91    10/90       100%     645,000

Pinewoods Springfield,
Apartments  IL         168   3,864,669  7/91     6/91       100%   2,880,000

Portales  Portales,
Estates     NM          44   1,444,481  7/91     7/91       100%     365,100

         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Prairie
West      West Fargo,
Apts. III   ND          24  $  475,649  3/91     3/91      100%   $ 360,698

Ridgeway
Court III  Bemidji,
Apartments  MN          24     895,994  4/91     1/91      100%     180,186

River     Crystal River,
Reach Apts.  FL         41   1,370,435   5/91    5/91      100%     351,421

Rockmoor  Banner Elk,
Apartments   NC         12     439,169   5/91    3/91      100%      95,818

Shawnee
Ridge     Norton,
Apartments   VA         20     669,433   5/91    5/91      100%     145,606

Springwood
Park      Durham,
Apartments   NC        100   2,397,002   3/91    5/91      100%     374,349

Spring
Mountain  Pahrump,
Apartments   NV         33   1,369,074   5/91    4/91      100%     290,406

Stonegate Perry,
Manor        FL         36   1,012,820   5/91   12/90      100%     274,321

Summit
Ridge     Palmdale,
Apartments   CA        304   9,004,859  10/92   12/93      100%   3,674,306

Turner
Lane      Ashburn,
Apartments   GA         24     723,743   5/91    7/91      100%     147,090

Union
Baptist
Plaza     Springfield,
Apartments   IL         24     529,851   5/91    4/91      100%     432,648

         Boston Capital Tax Credit Fund II Limited Partnership - Series 12

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Uptown    Salyersville,
Apartments   KY        16  $  523,229   5/91    3/91       100%  $  121,700

Villas of Eufala,
Lakeridge    AL        18     533,728   3/91    3/91       100%      96,868

Waynesboro
Village   Waynesboro,
Apartments   TN        48   1,375,226   4/91    1/91       100%     310,510

Windsor    Windsor,
Court II     VA        24     733,507   4/91    11/90      100%     169,347

Woodcrest
Manor      Woodville,
Apartments   MS        24     713,305   6/91    11/91      100%     138,579

Woodlawn
Village    Abbeville,
Apartments   GA        36   1,038,102  10/91     4/92      100%     229,601

Woodside   Grove City,
Apartments   PA        32   1,159,210   4/91     3/91      100%     229,291

Yorkshire
Townhome   Fort Smith,
Apts.        AR        50   1,107,190   9/93     8/94      100%     874,069

        Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997


                            Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------
Ada Village  Ada,
Apts.         OK       44  $1,054,346   1/93    11/93       100% $  158,976

Amherst      Amherst,
Village       VA       48   1,607,320   1/92     1/92       100%    322,796

Belmont
Village      Belmont,
Court         NY       24     931,273   1/92    12/91        95%    201,300

Bethel
Park         Bethel,
Apartments    ME       24   1,494,878  12/91     3/92       100%    324,100

Blanchard
Senior       Blanchard,
Apts. II      LA       24     599,925  10/91     9/91       100%    143,628

Blanchard    Blanchard,
Village Apts. OK        8     219,071   1/93     7/93       100%     32,954

Brantwood
Lane         Centreville,
Apartments     AL      36   1,146,451   7/91     9/91       100%    237,873

Breckenridge McColl,
Apartments     SC      24     870,566   1/92     3/92       100%    186,065

Briarwood
Apartments   Middleburg,
Ph II          FL      50   1,497,599   2/92     4/92       100%    293,694

The Bridge   New York,
Building       NY      15       N/A     1/92    12/91       100%  1,037,770

Buchanan     Warren,
Court          PA      18     727,618   7/91    11/90        88%    160,600

Burnt
Ordinary     Toano,
Village        VA      22     710,837   7/91     7/91       100%    159,400

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------
Carleton
Court       Providence,
Apartments   RI         46  $2,632,853  12/91    12/91     100%   $1,496,922

Carriage
Run         Emporia,
Apartments   VA         40   1,334,409  10/91     4/92     100%      259,980

Cedar
View        Brinkley,
Apartments   AR         32   1,274,241   5/92    10/92     100%      254,016

Cedarwood   Pembroke,
Apartments   NC         36   1,422,174  10/91     1/92     100%      326,310

Chapparral  Kingman,
Apartments   AZ         20     697,751   8/91     7/91     100%      198,275

College     Chili,
Green        NY        110   4,041,301   3/95     8/95     100%      742,771

Colorado City
Seniors     Colorado City,
Apartments   TX         24     543,812  10/91    10/91     100%       98,721

Cottonwood  Cottonport,
Apts. II     LA         24     656,329  10/91     7/91     100%      152,664

Country
Meadows     Sioux Falls,
Apartments   SD         44   1,110,281  11/91    10/91     100%      922,350

Countryside Fulton,
Manor        MS         24     666,263  10/91     8/91     100%      151,868

Davis
Village     Davis,
Apts.        OK         44   1,181,354   1/93     9/93     100%      180,452

Devenwood   Ridgeland,
Apartments   SC         24     876,194   7/92     1/93     100%      186,000

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Duncan
Village    Duncan,
Apts.       OK         48  $1,155,877   1/93    11/93      100%   $  172,005

Edison
Village    Edison,
Apartments  GA         42   1,203,485   7/91     2/92      100%      274,144

Ethel
Bowman     Tionesta,
Proper HousePA         36   1,434,505   2/92     1/92       88%      334,160

Excelsior
Springs    Excelsior Springs,
Properties  MO         24     625,408   2/92     4/91      100%      150,651

Fairground Bedford,
Place Apts. KY         19     713,046   3/95     8/95      100%      176,963

Four Oaks
Village    Four Oaks,
Apartments  NC         24     896,275   3/92     6/92      100%      179,900

Franklin
Vista      Anthony,
III Apts.   NM         28     932,216   1/92     4/92      100%      179,685

Friendship Bel Air,
Village     MD         32   1,442,972   1/92     6/91      100%      226,000

Glenhaven  Merced,
Park        CA         12     403,505   1/94     6/90      100%      125,000

Glenhaven  Merced,
Park II     CA         15     499,283   1/94     6/89      100%      365,925

Glenhaven  Merced,
Park III    CA         15     501,859   1/94    12/89      100%      225,500


         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Glenhaven    Merced,
Estates       CA       13   $ 707,514   6/89    6/89       100%  $  134,000

Green
Village      Standardsville,
Apts. II      VA       16     588,010   4/92   11/91       100%      99,100

Greenleaf    Bowdoinham,
Apartments    ME       21   1,132,054   11/91   8/92       100%     295,085

Harbor Springs
Seniors      Hughes Springs,
Apartments    TX       32     790,069   10/91   8/91       100%     183,674

Harrison
City         Penn Township,
Apts.         PA       38   1,485,187    7/92   9/92        86%     311,775

Hessmer
Village      Hessmer,
Apartments    LA       32     913,495   12/91   4/92       100%     186,503

Hillmont
Village      Micro,
Apartments    NC       24     887,931    9/91   1/92       100%     184,900

Hunters
Run          Douglas,
Apartments    GA       50   1,451,285   12/91   2/92       100%     322,368

Independence Mt. Pleasant,
Apartments    PA       28   1,089,545    8/91   6/91        96%     223,100

Indian Creek Kilmarnock,
Apartments    VA       20     767,003    7/91   4/91       100%     174,400

Jarratt
Village      Jarratt,
Apartments    VA       24     835,929   10/91  12/91       100%     159,140

Kingfisher
Village      Kingfisher,
Apts.         OK        8     171,876    1/93  12/93       100%      24,365
                                    27


         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------
La Gema del  Santa Ana,
Barrio Apts.   CA        6  $  670,088   6/92    8/92      100%  $  458,000

Lafayettee
Gardens      Scott,
Apartments     LA       56     599,319   10/91   11/91     100%     437,688

Lake Isabella
Senior       Lake Isabella,
Apartments     CA       46   1,999,356    9/91    1/92     100%     442,457

Lakeview     Battle Creek,
Meadows        MI       53   1,576,000    1/92    6/92     100%   1,018,808

Lakewood
Terrace      Lakeland,
Apts.          FL      132   3,932,649   11/93    8/89     100%     725,312

Lana Lu      Lonaconing,
Apartments     MD       30   1,493,502   12/91    9/92     100%     303,261

Lexington
Village      Lexington,
Apts.          OK        8     212,249    1/93    1/93     100%      32,178

Maidu        Roseville,
Village        CA       81   2,193,985    1/92   12/91     100%   1,096,199

Marion Manor Marion,
Apartments     LA       32   1,009,781    2/92    6/92     100%     199,708

Maysville
Village      Maysville,
Apts.          OK        8     226,700    1/93   10/93     100%      33,726

Montague
Place        Caro,
Apartmetns     MI       28   1,144,205   12/91   12/91     100%     432,320

Navapai      Prescott Valley,
Apartments     AZ       26     885,717    6/91    4/91     100%     207,330

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------
Nevada City
Senior     Grass Valley,
Apartments    CA        60  $3,557,533   1/92   10/92     100%   $  839,300

Newellton
Place      Newellton,
Apartments    LA        32     950,799   2/92    4/92     100%      190,600

New River
Overlook   Radford,
Apartments    VA        40   1,489,932   8/91    2/92     100%      285,371

Northridge  Arlington,
Apartments    TX       126   1,723,362   1/92    2/92      96%      741,300

Oak Ridge   Crystal Springs,
Apartments    MS        40   1,307,850   1/92    1/92     100%      308,578

Oakland
Village     Littleton,
Apts.         NC        24     855,063   5/92    8/92     100%      161,939

Okemah
Village     Okemah,
Apts.         OK         30    699,392   1/93    5/93     100%      119,832

Pineridge   McComb,
Apartments     MS        32  1,007,467  10/91   10/91     100%      238,995

Pineridge   Walnut Cove,
Elderly        NC        24    995,445  10/91    3/92     100%      199,311

Pittsfield
Park        Pittsfield,
Apartments     ME        18  1,049,950  12/91    6/92     100%      237,300

Plantation  Richmond Hill,
Apartments     GA        49  1,425,291  12/91   11/91     100%      320,858

Portville
Square      Portville,
Apartments     NY        24    980,810   3/92    3/92      95%      198,100
                                    29


         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Prague
Village    Prague,
Apts.       OK         8  $   122,996   1/93    3/93      100%   $    21,373

Rainbow
Commons    Marshfield,
Apartments  WI        48    1,220,249   9/91    6/91      100%     1,126,901

Rainier
Manor      Mt. Rainier,
Apartments  MD       104    3,712,816   3/92    1/93      100%     1,190,350

Rosenberg  Santa Rosa,
Hotel       CA        77    1,837,045  12/91    1/92      100%     1,850,000

Rosewood
Manor      Ellenton,
Apartments  FL        43    1,443,146  12/91    11/91     100%       302,250

San Jacinto
Senior     San Jacinto,
Apartments  CA        46    2,379,264   1/92    10/91     100%       588,965

Lakeside
Manor      Schroon Lake,
Apartments  NY        24    1,096,402  11/91     1/92      95%       249,349

Smithville Smithville,
Properties  MO        48    1,248,563   2/92     5/91     100%       285,384

Snow Hill
Ridge      Raleigh,
Apartments  NC        32    1,217,322  10/91    12/91     100%       307,524

Somerset   Antioch,
Apartments  CA       156    5,480,494   8/92     3/90     100%     1,026,542

Spring
Creek      Derby,
Village     KS        72    1,876,305   6/91     9/91     100%     1,634,760

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------
Spring
Valley     Lexington Park,
Apartments   MD        128  $4,860,326  11/91    12/92     100%  $ 2,777,811

Springwood
Park       Durham,
Apartments   NC        100   2,397,002  10/91     5/91     100%      374,349

Summer
Lane       Santee,
Apartments   SC         24     863,418   7/91    11/91     100%      176,291

Summit
Ridge      Palmdale,
Apartments   CA        304   9,004,859  10/92    12/93     100%    1,236,600

Titusville Titusville,
Apartments   PA         30   1,245,008  12/91     1/92     100%      280,829

Townview   St. Mary's,
Apartments   PA         36   1,383,897   9/91    10/91      97%      315,700

Tyrone
House      Tyrone,
Apartments   PA         36   1,489,985  12/91     1/92     100%      349,800

Valley Ridge
Senior     Central Valley,
Apartments   CA         38   1,831,879   1/92    12/91     100%      456,600

Victoria   Victoria,
Place        VA         39   1,409,195   1/92     6/92     100%      287,736

Villa West Topeka,
Apts. IV     KS         60   1,558,771   8/91     1/91     100%    1,392,873

Village    Raleigh,
Green        NC         42     728,004   5/92     9/91     100%      581,446

Washington Abingdon,
Court        VA         39   1,194,915   7/91     8/91     100%      295,250

         Boston Capital Tax Credit Fund II Limited Partnership - Series 14

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                              Cap Con
                            Balance                     Qualified   paid
Property                     As of      Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96    Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Wesley
Village    Martinsburg,
Apartments   WV         36  $1,319,261  10/91    6/92      100%  $  266,253

Westside   Louisville,
Apartments   MS         33     833,193   3/92    1/92      100%     191,014

Wildwood
Terrace    Wildwood,
Apartments   FL         40   1,267,980  10/91   10/91      100%     281,647

Woodside   Belleview,
Apartments   FL         41   1,216,779  11/91   10/91      100%     268,500

Wynnewood
Village    Wynnewood,
Apts.        OK         16     419,103   1/93   11/93      100%      67,443

Yorkshire  Delevan,
Corners      NY         24     926,910   8/91    9/91      100%     191,500

Zinmaster  Minneapolis,
Apartments   MN         36   1,874,424   1/95    1/88      100%     150,000

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

  (b)    Approximate number of security holders

  As of March 31, 1997, the Partnership has 11,722 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

  The BACs were issued in series. Series 7 consists of 810 investors holding 1,036,100 BACs, Series 9 consists of 2,254 investors holding 4,178,029 BACs, Series 10 consists of 1,635 investors holding 2,428,925 BACs, Series 11 consists of 1,411 investors holding 2,489,599 BACs, Series 12 consists of 1,963 investors holding 2,972,795 BACs, and Series 14 consists of 3,649 investors holding 5,574,290 BACs at March 31, 1997.

  (c)    Dividend history and restriction

  The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 1997.

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

Item 6.          Selected Financial Data

    The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 1997. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                  March 31,  March 31,    March 31,     March 31,   March 31,
                    1997       1996         1995          1994        1993
                  --------   --------     --------      --------    --------
Operations
----------
Interest
& other Inc  $    155,501 $     65,468 $     78,723 $    385,315 $    646,392
Share of Loss
of Operating
Partnerships  (10,464,997) (12,992,069) (14,053,018) (15,080,553) (14,123,632)
Operating Exp  (2,781,444)  (2,852,335)  (2,876,048)  (3,021,320)  (3,135,298)
               ----------  -----------  -----------  -----------  -----------
  Net Loss   $(13,090,940)$(15,778,936)$(16,850,343)$(17,716,558)$(16,612,538)
               ==========  ===========  ===========  ===========  ===========
  Net Loss
  per BAC    $       (.69)$      (.84)$       (.89)$       (.94)$       (.88)
               ==========  ===========  ===========  ===========  ===========

Balance Sheet
-------------

Total Assets $ 73,382,875 $ 85,486,212 $ 99,601,389 $114,309,046 $137,676,534
               ==========  ===========  ===========  ===========  ===========
Total Liab   $ 12,041,732 $ 11,054,129 $  9,390,370 $  7,247,684 $ 12,837,614
Partners'      ==========  ===========  ===========  ===========  ===========
Equity       $ 61,341,143 $ 74,432,083 $ 90,211,019 $107,061,362 $124,838,920
               ==========  ===========  ===========  ===========  ===========
Other Data
----------
Credit per BAC for the
Investors Tax Year,
for the twelve months
ended, December 31,
1996, 1995, 1994,
1993 and 1992*

            $       1.40   $     1.39   $       1.35 $       1.16 $       1.07
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity
---------
    The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 1997 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations.
During the fiscal year ended March 31, 1997 the Partnership accrued $2,509,932 in annual partnership management fees. As of March 31, 1997 the accrued partnership management fees totalled $11,603,196. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

An affiliate of the general partner has advanced $46,900 to the Partnership to pay certain third party operating expenses. This amount has been advanced solely to Series 7. These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

For the fiscal year ended March 31, 1997, the Partnership earned $155,501 in interest, the majority of which was earned as tax exempt interest in an escrow account holding capital contributions due to the Operating Partnership Lexington Park Associates Limited Partnership. During the year ended March 31, 1997, the portion of funds in the escrow account that represented a credit adjuster, plus accrued interest, was returned to the Partnership, and the portion due to Lexington Park Associates was released to the Operating Partnership. Per the Escrow Agreement, the interest earned on the escrowed funds was due to the Partnership.

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

    (Series 7). The Partnership commenced offering BACs in Series 7 on November 14, 1989. As of March 31, 1997, the Partnership had received and accepted subscriptions for $10,361,000, representing 1,036,100 BACs from investors admitted as BAC Holders in Series 7. Offers and sales of BACs in Series 7 were completed and the last of the BACs in Series 7 were issued by the Partnership on December 29, 1989.

    As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651. The Partnership has completed payment of all installments of its capital contributions to all Operating Partnerships. Series 7 net offering proceeds in the amount of $12,008 remains in working capital.

    (Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. As of March 31, 1997, the Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC Holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

    During the fiscal year ended March 31, 1997, the Partnership used
$86,448 of Series 9 net offering proceeds to pay installments of its capital contributions to two Operating Partnerships. As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to 54 of the 55 Operating Partnerships. Series 9 net offering proceeds in the amount of $566,836 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

    (Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. As of March 31, 1997, the Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

     As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 46 Operating Partnerships in an aggregate amount of $18,555,455. The Partnership has completed payment of all installments of its capital contributions to all of the Operating Partnerships. Series 10 net offering proceeds in the amount of $144,428 remains in working capital.

    (Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. As of March 31, 1997, the Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

      As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372, and the Partnership had completed payment of all installments of its capital contributions to 37 of the 40 Operating Partnerships. Series 11 net offering proceeds in the amount of $307,351 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

    (Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. As of March 31, 1997, the Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

     During the fiscal year ended March 31, 1997, the Partnership used $76,430 of Series 12 net offering proceeds to pay additional installments of its capital contributions to one Operating Partnership. As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179, and the Partnership had completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships. Series 12 net offering proceeds in the amount of $8,532 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

    (Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. As of March 31, 1997, the Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

    During the fiscal year ended March 31, 1997, the Partnership used
$458,006 of Series 14 net offering proceeds to pay additional installments of its capital contributions to seven Operating Partnerships. As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328, and the Partnership had completed payment of all installments of its capital contributions to 85 of the 101 Operating Partnerships. Series 14 net offering proceeds in the amount of $686,170 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

Results of Operations
---------------------
    The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee charged to operations for the fiscal years ended March 31, 1997 and 1996 was $2,273,826 and $2,356,546, respectively. The amount is anticipated to decrease in subsequent fiscal years as the Operating Partnerships begin to pay annual partnership management fees and reporting fees to the Partnership.

    In all series, the tax credits provided to the investors from the tax years ended December 31, 1995 to December 31, 1996 either increased or were consistent with the prior year. The increase is due to properties reaching stabilized operations during the fiscal year ended March 31, 1997. The Partnership expects the stream of tax credits to level off within the next year as the properties in all series reach stabilized operations and generate credits as projected.

    The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

    (Series 7). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 100%.

     For the tax years ended December 31, 1996 and 1995, the series, in total, generated $2,805,455 in passive income and $838,164 in passive income tax losses that were passed through to the investors, and also provided $1.24 and $1.20, respectively, in tax credits per BAC to the investors. The series generated passive income in 1996 due to the fact that the Operating Partnership Rosenberg reflected income from cancellation of indebtedness caused by debt restructuring during the tax year ended December 31, 1996.

    For the years ended December 31, 1996 and 1995 Series 7 reflects a net loss from Operating Partnerships of $3,087,808 and $292,522, respectively, adjusted for depreciation which is a non-cash item. The increase in loss from the prior year is the result of a one time non-cash impairment loss incurred by two operating partnerships, Rosenberg and New Holland. This is in accordance with SFAS No. 121. Rosenberg also had income from a gain on reduction of debt. This debt reduction occurred without a loss in ownership or tax credits. When adjusted for the impairment loss and gain on reduction of debt, the Operating Partnerships reflect a net loss of $125,508 for 1996.

    (Series 9). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 55 properties as of March 31, 1997, of which 53 were at 100% qualified occupancy.

    For the tax years ended December 31, 1996 and 1995, the series, in total, generated $2,146,637 and $4,666,369, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.36 and $1.37, respectively, in tax credits per BAC to the investors. The reason for the large decrease in passive losses from December 31, 1995 to December 31, 1996 was due to an adjustment made at December 31, 1996 for incorrect loss reported at December 31, 1995.

    For the years ended December 31, 1996 and 1995 Series 9 reflects a net
(loss) income from Operating Partnerships of $(1,958,157) and $620,121, respectively, adjusted for depreciation which is a non cash item. The current year loss is the result of a one time non-cash impairment loss incurred by one of the Operating Partnerships, New Holland. This is in accordance with newly addopted SFAS No. 121. When adjusted for the impairment loss, the Operating Partnerships reflect net income of $385,843 for 1996.

   The Operating General Partner of School Street II pledged his general partnership interest in the Operating Partnership as collateral for another loan. As this was a violation of the terms of the partnership agreement, the operating general partner was removed and replaced. This did not affect property operations, which are stable.

    (Series 10). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 99.5% and 99.7%, respectively. The series had a total of 46 properties at March 31, 1997, of which 43 were at 100% qualified occupancy.

    For the tax years ended December 31, 1996 and 1995, the series, in total, generated $1,794,818 and $1,744,865, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 per year for 1996 and 1995 in tax credits per BAC to the investors.

    For the years ended December 31, 1996 and 1995 Series 10 reflects net income from Operating Partnerships of $1,050,780 and $1,034,996, respectively, adjusted for depreciation which is a non cash item.

   (Series 11). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at March 31, 1997, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1996 and 1995, the series, in total, generated $1,660,788 and $1,666,030, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.32 per year for 1996 and 1995 in tax credits per BAC to the investors.

     For the years ended December 31, 1996 and 1995 Series 11 reflects net income from Operating Partnerships of $2,892,360 and $962,926, respectively,
adjusted for depreciation which is a non-cash item.   The increase in net
income is the result of a one time non-cash gain on reduction of debt by the Operating Partnership Franklin School. This debt reduction occurred without a loss in ownership or tax credits. When adjusted for the gain on reduction of debt, the Operating Partnerships reflect net income of $982,179 for 1996.

  (Series 12). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 53 properties at March 31, 1997, of which 52 were at 100% qualified occupancy.

    For the tax years ended December 31, 1996 and 1995, the series, in total, generated $2,418,461 and $2,468,406, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 per year for 1996 and 1995 in tax credit per BAC to the investors.

    For the years ended December 31, 1996 and 1995 Series 12 reflects net income from Operating Partnerships of $497,680 and $495,173, respectively, adjusted for depreciation which is a non cash item.

    California Investors VII Limited Partnership was operating at a deficit due to higher than projected operating expenses and a competitive rental market. Operating shortfalls caused the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to pay off the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stability for the Operating Partnership.

    During 1996, the Operating General Partner of Brandywood Limited Partnership experienced financial difficulties. Shorlty thereafter, the Operating General Partner and its affiliated management company were replaced. The new Operating General Partner and management company, together, have improved the operations of the property. Additionally, negotiations with the permanent mortgage lender have been finalized resulting in restructuring of the debt service in order to improve the financial feasibility of the property.

    (Series 14). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 99.4% and 99.8%, respectively. The series had a total of 101 properties at March 31, 1997. Out of the total, 92 were at 100% qualified occupancy.

  For the tax years ended December 31, 1996 and 1995, the series, in total, generated $2,821,765 and $4,330,709, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.43 and $1.42, respectively, in tax credits per BAC to the investors. The variance in passive income tax losses generated for the tax years ended December 31, 1995 and 1996 is due to the fact that the Operating Partnership Rosenberg reflected income from cancellation of indebtedness caused by debt restructuring during the tax year ended December 31, 1996.

    For the years ended December 31, 1996 and 1995 Series 14 reflects a net
(loss) income from Operating Partnerships of $(386,762) and $729,866, respectively, adjusted for depreciation which is a non-cash item. The current year loss is a result of a one time non-cash gain on reduction of debt and a one time impairment loss of the Operating Partnership Rosenberg. The debt reduction occurred without a loss in ownership or tax credits and the impairment loss is in accordance with the newly adopted SFAS No. 121. When adjusted for both the gain and loss, the Operating Partnerships reflect net income of $951,538 for 1996.

    California Investors VII Limited Partnership was operating at a deficit due to higher than projected operating expenses and a competitive rental market. Operating shortfalls cause the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to pay off the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stability for the Operating Partnership.

    Recent Accounting Statements Not Yet Adopted
    --------------------------------------------
    In February 1997, the Financial Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earning per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 31, 1997 and earlier application is not permitted.

     The implementation of these standards is not expected to materially impact the partnership's financial statements because the partnership's earnings per share would not be significantly affected and the disclosures regarding the captial structure in the financial statements would not be significantly changed.

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


Herbert F. Collins, age 67, is co-founder and Chairman of the Board of Boston Capital Corporation. Founded in 1974, Boston Capital, through its five companies, offers a wide range of investment banking services to its domestic and international clients. Mr. Collins has received Presidential appointments from both President George Bush and President Bill Clinton. In 1992, President Bush appointed Mr. Collins to the Presidential Advisory Committee on the Arts at The Kennedy Center. In 1995, Mr. Collins was appointed by President Clinton to the Thrift Depositor Protection Oversight Board. Mr. Collins is Chairman-emeritus of the Council for Rural Housing and Development and former Chairman of the Federal Home Loan Bank Board of Boston. Mr. Collins currently serves as a member of the National Rural Housing Council, the Fannie Mae Housing Impact Advisory Council, and is a member of the board of the National Housing Conference. Mr. Collins is also involved with a number of civic and charitable organizations with a particular interest in assisting disadvantaged urban youth. These activities include serving on the boards of Youth Build - Boston, the I Have a Dream Foundation, the Pine Street Inn and The Ron Burton Training Village. Mr. Collins is a graduate of Harvard College and served in the U.S. Marine Corps. He and his wife, Sheila, have six children. They reside in Gloucester, Massachusetts.

John P. Manning, age 49, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. He has twenty-five years of experience in the financing, development and operation of multi-family housing, especially affordable housing. In addition to his responsibilities at Boston Capital, Mr. Manning has been a proactive leader in the industry. He served as a member of the Mitchell-Danforth Task Force, established by Senators Mitchell and Danforth in 1990, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the Housing Development Reporter, three Washington D.C. based housing organizations. In 1996, he was asked to be a judge by the FNMA Foundation for its prestigious Maxwell Awards, given to the most outstanding affordable housing projects in America. He served as a member of the Massachusetts Housing Policy Committee, Executive Office of Communities & Development, having been appointed by the Governor of Massachusetts. In similar capacities, Mr. Manning has been asked to testify as an expert witness before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the efficacy of the Low Income Housing Tax Credit, private sector participation and the effects on the capital markets and the economy. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts, Washington, D.C. Mr. Manning graduated from Boston College.

Richard J. DeAgazio, age 52, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

Christopher W. Collins, age 42, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

Anthony A. Nickas, age 36, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over fourteen years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.





    (f)     Involvement in certain legal proceedings.

            None.

    (g)     Promoters and control persons.

            None.

Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1997 fiscal year:

    1. An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been paid or accrued as payable to Boston Capital Communications Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 1997 was $2,509,932. Accrued fees are payable without interest as sufficient funds become available.

    2. The Partnership has reimbursed an affiliate of the General Partner a total of $78,224 for amounts charged to operations during the year ended March 31, 1997. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

    (a)     Security ownership of certain beneficial owners.

    As of March 31, 1997, 18,679,738 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

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


    The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and Fees", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1993 through March 31, 1997.

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










                                   PART IV
                                   -------
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

    (a) 1 and 2.     Financial Statements and Financial Statement
                     Schedules

    Independent Auditors' Report

    Balance Sheets, March 31, 1997 and 1996

    Statement of Operations, Years ended March 31, 1997, 1996, and
    1995.

    Statements of Changes in Partners' Capital, Years ended March
    31, 1997, 1996 and 1995.

    Statements of Cash Flows, Years ended March 31, 1997, 1996 and
    1995.

    Notes to Financial Statements, March 31, 1997, 1996 and
    1995.

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

                      Boston Capital Tax Credit Fund II
                      Limited Partnership

                      By:        Boston Capital Associates II
                                 Limited Partnership, General
                                 Partner

                      By:        Boston Capital Associates



Date:  July 15, 1997                 By:  /s/ John P. Manning
                                          -------------------
                                          John P. Manning



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

DATE:  July 15, 1997             SIGNATURE:              TITLE:
                                                         General Partner and
                                 /s/ John P. Manning     Principal Executive
                                 -------------------     Officer, Principal
                                 John P. Manning         Financial Officer and
                                                         Principal Accounting
                                                         Officer of Boston
                                                         Capital Associates

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


                           MARCH 31, 1997 AND 1996

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


FINANCIAL STATEMENTS


   BALANCE SHEETS                                                        F-5


   STATEMENTS OF OPERATIONS                                             F-12


   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                           F-19


   STATEMENTS OF CASH FLOWS                                             F-23


   NOTES TO FINANCIAL STATEMENTS                                        F-37


SCHEDULE III - REAL ESTATE AND ACCUMULATED
   DEPRECIATION                                                         F-70


NOTES TO SCHEDULE III


Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                         Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                         A Professional Corporation


        4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                     (301) 652-9100 * Fax (301) 652-1848


                        INDEPENDENT AUDITORS' REPORT


To the Partners
Boston Capital Tax Credit Fund II
  Limited Partnership


     We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows, for the total partnership and for each of the series, for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund II Limited Partnership owns a limited p a rtnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 1997 and 1996 for Series 7, Series 9 through 12 and Series 14, and the limited partnership loss for each of the three years in the period ended March 31, 1997 for Series 7, Series 9 through 12, and Series 14: Total, 32% and 30% of the assets and 11%, 21% and 33% of the partnership loss; Series 7, 4% and 24% of the assets and 5%, 17% and 24% of the partnership loss; Series 9, 38% and 37% of the assets and 26%, 21% and 32% of the partnership loss; Series 10, 31% and 27% of the assets and 4%, 5% and 40% of the partnership loss; Series 11, 18% and 29% of the assets and 10%, 31% and 35% of the partnership loss; Series 12, 26% and 32% of the assets and 24%, 28% and 28% of the partnership loss; and Series 14, 16% and 28% of the assets and 15%, 20% and 34% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships,  is  based  solely  on  the reports of  the  other  auditors.


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

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


     We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund II Limited Partnership Series 7, Series 9 through 12, and Series 14 as of March 31, 1997. In our opinion, the schedule presents fairly, the information required to be set forth therein, in conformity with generally accepted accounting principles.



Bethesda, Maryland
July 2, 1997

McGLADREY & PULLEN,LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Westwood Square Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Westwood Square Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Square Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Westwood Square Limited Partnership's internal control structure and a report dated January 21, 1997 on its compliance with laws and regulations.


Greensboro, North Carolina
January 21, 1997

McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Deer Hill II Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Deer Hill II Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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



Greensboro, North Carolina
January 23, 1996
MCGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Deer Hill II Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Deer Hill II Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Hill II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Deer Hill II Limited Partnership's internal control structure and a report dated January 21, 1997 on its compliance with laws and regulations.


Greensboro, North Carolina
January 21, 1997
BLOOM, GETTIS, HABIB & TERRONE, P.A.
Certified Public Accountants
Suite 1450
2601 South Bayshore Drive
Miami, FL  33133-9893
Telephone (305) 858-6211  Fax  (305) 858-9696

Burt R. Bloom, C.P.A., C.V.A.   Lawrence W. Gettis, C.P.A.
Steven M. Habib, C.P.A.         Roger J. Terrone, C.P.A.
Curt A. Rosner, C.P.A.

To the Partners
Metropole Apartments Associates, Ltd.
Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of Metropole Apartments Associates, Ltd. (a Florida Limited Partnership), as of December 31, 1996 and 1995, and the related Statements of Operations, Partners' Deficit and Cash Flows for the years then ended. These financial statements are the responsibility of the Metropole Apartments Associates, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropole Apartments Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



February 28, 1997
Dulin, Ward & DeWald, Inc
Certified Public Accountants
Offices Located in Fort Wayne and Marion, Indiana

Michael R. DeWald     Robert R. Meyer
James R. Doty         Nelson Coats
Micheal J. O Brien    Jeff A. Tanner
Mark S. Westerhausen  James E. Hindle, Jr.  (1949-1994)

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Oakview Limited (A Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Oakview Limited (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by, the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of Oakview Limited's internal control structure and a report dated January 23, 1997 on its compliance with laws and regulations.


Fort Wayne, Indiana
January 23, 1997

Our mission is to assist business, organizations and individuals in measuring, controlling and managing their financial success.

1610 Spy Run Avenue,       Fort Wayne, Indiana 46805
219-423-2414/800-232-8913  Fax  219-423-2419

HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 18, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
BRIARWOOD APARTMENTS, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.






Howe and Associates
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 24, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
BUCKNER PROPERTIES, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC
HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
LEBANON PROPERTIES II, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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







Howe and Associates
HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDRTOR'S REPORT

Partners
OAK GROVE ESTATES, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates
Dulin, Ward & DeWald, Inc.
Certified Public Accountants
Offices Located in Fort Wayne and Marion, Indiana

Michael R. DeWald      Robert F. Meyer
James R. Doty          J. Nelson Coats
Michael J. O'Brien     Jeff A. Taner
Mark S. Westerhausen   James E. Hindle, Jr. (1949 - 1994)

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Oakview Limited
  (A Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Oakview Limited (A Limited Partnership) as of December 31, 1994 and 1993, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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



Fort Wayne, Indiana
January 24, 1995


Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.
1610 Spy Run Avenue,         Fort Wayne, Indiana 46805
219-423-2414/800-232-8913    Fax 219-423-2419
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 27, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
WINFIELD PROPERTIES II, L.P.
Re: For the Years Ended December 31, 1993 and December 31, 1994

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

To the Partners of
Beaver Brook Housing Associates Limited Partnership

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Beaver Brook Housing Associates (a Limited Partnership) (Case No. 34-06-020424443) as of December 31, 1996 and 1995 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statementsare free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaver Brook Housing Associates (a Limited Partnership) at December 31, 1996 and 1995 and the results of its operations, its partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 22, 1997 on our consideration of Beaver Brook Housing Associates' internal control structure and on its compliance with laws and regulations.


January 22, 1997
Dulin, Ward & DeWald, Inc
Certified Public Accountants
Offices Located in Fort Wayne and Marion, Indiana

Michael R. DeWald     Robert R. Meyer
James R. Doty         Nelson Coats
Micheal J. O Brien    Jeff A. Tanner
Mark S. Westerhausen  James E. Hindle, Jr.  (1949-1994)


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Brooklyn Limited (An Indiana Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of Brooklyn Limited's internal control structure and a report dated January 23, 1997 on its compliance with laws and regulations.


Fort Wayne, Indiana
January 23, 1997

Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.

1610 Spy Run Avenue, Fort Wayne, Indiana 46805  219-423-2414/800-232-8913
219-423-2419 (Fax)
Mary K. Flegal
                                              Certified Public
                                                       Accountant


INDEPENDENT AUDITOR'S REPORT




To the Partners
Fawn River Apartments

 I have audited the accompanying balance sheets of Fawn River Apartments (a partnership) Project #26-078-382856293 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Project's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

 In my opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' deficit of Fawn River Apartments Project #26-078-382856293 as of December 31, 1996 and 1995, and its operations, partners' deficit and cash flows for the years ended December 31, 1996 and 1995.

 In accordance with Government Auditing Standards, I have also issued a report dated January 17, 1997, on my consideration of Fawn River Apartments Project #26-078-38285693 internal control structure and a report dazed January 17, 1997, on its compliance with laws and regulations.

MARY K. FLEGAL
January 17, 1997
The Waters Edge, Second Floor - 5930 Lovers Lane Portage, Michigan 49002 Phone (616) 383-1900





SMITH, MILES & COMPANY, L.C.
1230 AERPORT ROAD
CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone:(904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT


To the Partners
Fountain Green Apartments, Ltd.
Panama City, Florida

      We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., Project No: 09-46-592948719, as of December 31, 1996 and 1995, and the related statements of operations, partners I equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Panama City, Florida

February 6, 1997



BOWMAN & COMPANY, LLP
Certified Public Accountants
     Herbert H. Bowman        Telephone: 209/473-1040
     Bruce G. Bentz           Lodi: 209/333-0540
     Taylor M. Welz           Fax: 209/473-9771
     Kathleen D. O'Brien      2431 West March Lane
     Gary R. Daniel           Suite 100
     Daniel E. Phelps         Stockton, California 95207-6598

          Member Of Aicpa Division Of Firms
          Private Companies Practice Section

INDEPENDENT AUDITORS'REPORT

To the Partners
Glennwood Hotel investors
(A California Limited Partnership)
Sacramento, California

We have audited the accompanying balance sheets of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Stockton, California
January 27, 1997

OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants

Oscar N. Harris, C.P.A.      Sherry S. Johnson, C.P.A.
Kenneth E. Milton, C.P.A.   Connie P. Stancil, C.P.A.
Members: American Institute of CPAs - North Carolina Association of CPAs

INDEPENDENT AUDITOR S REPORT

To the Partners of
Grifton Housing Associates, A NC Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Grifton Housing Associates, A NC Limited Partnership as of December 31, 1996 and 1995, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financialstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grifton Housing Associates, A NC Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Grifton Housing Associates, a NC Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules 1, 2, 3, and 4 on pages 15, 16, 17, and 18 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Certified Public Accountants
January 31, 1997

100 EAST CUMBERLAND STREET, P.O. BOX 578      DUNN, N.C. 28335
(910) 892-1021 FAX (910) 892-6084
LOUIS YOUNG C.P.A. INC.
2630 E. ASHLAN
FRESNO, CALIFORNIA 93726
224-5141

Louis Young CPA
Jason Liao CPA

INDEPENDENT AUDITOR S REPORT

The Partners
Hacienda villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1996, and the related statements ofoperations, partners, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


Louis Young CPA Inc.

Fresno, California
February 14, 1997
DUGGAN, JOINER, BIRKENMEYER, STAFFORD, & FURMAN, P.A.
Certified Public Accountants
334 N.W. Third Avenue
Ocala, Florida 34475
Phone (352) 732-0171   Fax (352) 867-1370

Malcolm R. Duggan, Jr., C.P.A.   C.D. Joiner, Jr., C.P.A., Retired
Wayne J. Birkenmeyer, C.P.A.     Frank E. Stafford, Jr., C.P.A.
Edward J. Furman, C.P.A.         O.H. Daniels, Jr., C.P.A.
R. Phillip Bledsoe, C.P.A.       Carole A. Wright, C.P.A.
Annette C. Furman, C.P.A.        David A. Young, Jr., C.P.A.

Laura J. Allen, C.P.A.           Jamie S. Hampy, C.P.A.
Patricia A. Lancaster, C.P.A.    Julie A. Poole, C.P.A.
Robert K. Hund, C.P.A.

INDEPENDENT AUDITORS' REPORT

February 5, 1997

To the Partners
Haines City Apartments, Ltd.

We have audited the accompanying basic financial statements of Haines City Apartments, Ltd., as of and for the year ended December 31, 1996, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Haines City Apartments, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. additional information presented on pages 8 to 14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 8 to 13 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 13, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Haines City Apartments, Ltd. s internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.
Certified Public Accountants
McGee & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Kristin Park Apartments, Ltd.
and Rural Housing Service

We have audited the accompanying balance sheets of Kristin Park Apartments, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kristin Park Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1997, on our consideration of the Partnership's internal control structure and a report dated January 16, 1997, on its compliance with laws and regulations.


Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Kristin Park Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



January 16, 1997
Farmington, New Mexico


Burke & Rea
Edward T. Burke, C.P.A
Bernard E. Rea,  C.P.A


To the Partners
Maywood Associates, Ltd
(A California Limited Partnership)
Cheyenne, WY


We have audited the accompanying balance sheets of Maywood Associates, Ltd. (A California Limited Partnership), USDA Rural Development Case No. 04-052-680184284, as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and accounting principles used and significant estimates made by management as well as evaluting the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maywood Associates, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 25, 1997 on our consideration of Maywood Associates, Ltd.'s internal control structure and a report dated March 25, 1997 on its compliance with laws and regulations.

Burke & Rea

Stockton, California
March 25, 1997

P.O. Box 4632
Stcokton, CA  95204
Telephone 209/933-9113
Fax 209/933-9115








FLOYD & COMPANY
Certified Public Accountant

  306 Commercial Drive, Suite 202 Post Office Box 14251 Savannah, Georgia 31406 Savannah, Georgia 31416
  Phone:  (912) 355-9969


INDEPENDENT AUDITORS' REPORT


To the General Partners of
Meadow Run Limited Partnership


We have audited the accompanying balance sheets of Meadow Run
Limited Partnership (a Georgia Limited Partnership) as of December
31, 1996 and the related statements of operations, partners' equity
(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed an unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Meadow Run Limited Partnership p a Georgia Limited Partnership,), as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA




February 28, 1997







Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pedcor Investments 1989-VIII, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1989-VIII, L.P. as of December 31, 1996 and 1995, and the related statements of loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1989-VIII, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.



Indianapolis, Indiana        Dauby O'Connor & Zaleski, LLC
January 14, 1997              Certified Public Accountants



8395 Keystone Crossing, Suite 203 Indianapolis, Indiana 46240
317-259-6857   Fax: 317-259-6861
STANCIL & COMPANY

INDEPENDENT AUDITORS' REPORT

To the Partners of
Quail Hollow Associates
Raleigh, North Carolina

We have audited the balance sheets of Quail Hollow Associates (a limited partnership) as of December 31, 1996 and 1995 and the related statements of income (loss), partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quail Hollow Associates as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 1997 on our consideration of Quail Hollow Associates' internal control structure and a report dated February 14, 1997 on its compliance with laws and regulations.

Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Raleigh, North Carolina
February 14, 1997

CERTIFIED PUBLIC ACCOUNTANTS - MANAGEMENT CONSULTANTS

1055 Dresser Court   Raleigh, North Carolina 27609
Tel: 919/872-1260    Fax: 919/872-6182
Jack M. Stancil      Reginald L. Dupree      Henry L. White


Schonwit & Associates
Certified Public Accountant
575 Anton Boulevard, Suite 500
Costa Mesa, California 92626
(714) 437-1025   Fax (714) 957-1678

INDEPENDENT AUDITOR'S REPORT

To the Partners
Raitt Street Apartments, A California Limited Partnership

I have audited the accompanying balance sheet of Raitt Street Apartments, A California Limited Partnership, as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Raitt Street Apartments, A California Limited Partnership, for the year ended December 31, 1995, as presented herein, were examined by another auditor whose report dated April 4, 1996, expressed an unqualified opinion on those statements.

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

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 6 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to theauditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


SCHONWIT & ASSOCIATES
February 14, 1997
Suby, Von Haden & Associates, S.C.
Certified Public Accountants - Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
School Street Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheet of School Street Limited Partnership II as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of School Street Limited Partnership II for the year ended December 31, 1995 were audited by other auditors, whose report dated January 18, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership II as of December 31, 1 996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.



January 10, 1997


1221 John Q. Hammons Dr., P.O. Box 44966    Madison, WI 53744-4966
(608) 831-8181   FAX (608) 831-4243   MADISON   MILWAUKEE   ROCKFORD
BAKER NEWMAN & NOYES
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
South Paris Heights Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of South Paris Heights Associates (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Paris Heights Associates (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the internal control structure of the Partnership and a report dated January 23, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. Part I of the Multiple Family Housing Borrower Balance Sheet, Form FmHA 1930-8 and Column 2 (Actual), Parts I, II and III of the Multiple Family Housing Project Budget, Form FmHA 1930-7, have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole. We have not audited Parts IV, V, and VI, and Columns 1 and 3 (Current Budget and Proposed Budget) of Parts I, II and III of Form FmHA 1930-7, and, accordingly, express no opinion thereon.




January 23, 1997
Limited Liability Company

One Hundred Middle Street, P.O. Box 507, Portland, Maine 04112
Telephone 207-879-2100  Telefax 207-774-1793
Bender, Weltman, Thomas & Co.
Certified Public Accountants
1067 North Mason Road, Suite 7
St. Louis MI.  63141-6341
(314) 576-1350
Fax (314) 576-9650

WILLIAM J.BENDER
JOEL W.WELTMAN
JATAES R:.THOIAAS
GERALD O.MAGRUOER

Independent Auditors  Report

   To The Partners
   Springfield Housing Associates, L.P.
   Springfield, Illinois


We have audited the accounting balance sheets of Springfield Housing Associates, L.P., a (limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners capital, and cash flows for the years then ended. These statements are the responsibility of the Partnership's management.

We conducted an audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Housing Associates, L.P. (A limited partnership), as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Bender, Weltman, & Thomas & Co., CPA
February 24, 1997












THOMAS C. CUNNINGHAM, CPA PC
23 Moore Street
Bristol, Virginia 24201
(540)669-5531   (540)669-5576 fax

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tappahannock Greens Limited Partnership

I have audited the accompanying balance sheets of Tappahannock Greens Limited Partnership, FmHA Case No.: 54-036-0541621981, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant. estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tappahannock Greens Limited Partnership, as of December 31, 1996 and 1995 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Tappahannock Greens Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1997
SMITH, MILES & COMPANY, L.C.                         1230   RT ROAD
CERTIFIED PUBLIC ACCOUNTANS                          P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone:(904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT


To the Partners
Village Oaks Apartments II, Ltd.
Panama City, Florida

    We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., FMRA Project No: 09-061-0592884971, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditors Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village
Oaks Apartments II, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in :relation to the basic financial statements taken as a whole.



Panama City, Florida
February 6, 1997






Ziner & Company, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS'REPORT

To the Partners of
438 Warren Street Limited Partnership

We have audited the accompanying balance sheets of 438 Warren Street Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 438 Warren Street Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, its changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.




January 10, 1996



7 Winthrop Square Boston, Massachusetts 02110-1256
Phone (617) 542-8880 Fax (617) 542-8715
SMITH, MILES & COMPANY, L.C.
Certified Public Accountants
1230 Aerport Road
P.O. Box 1177
Panama City, Florida 32402
Phone: (904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT

To the Partners
Fountain Green Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., FmHA Project No: 09-46-592948719, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


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


Panama City, Florida
January 25, 1996
BOWMAN & COMPANY, LLP
Certified Public Accountant
2431 West March Lane, Suite 100
Stockton, California 95207-6598
Telephone: 209/473-1040  Lodi: 209/333-0540  Fax: 209/473-9771

Herbert H. Bowman   Bruce G. Bentz
Taylor M. Welz      Kathleen 0. O'Brien
Gary R. Daniel   Daniel E. Phelps
Member of AICPA Division of Firms, Private Companies Practice Section

INDEPENDENT AUDITORS' REPORT

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






Stockton, California
January 23, 1996
OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants

Oscar N. Harris, C.P.A.    Sherry S. Johnson, C.P.A.
Kenneth E. Milton, C.P.A.  Marla L. Tart, C.P.A.
Darlene Langston, C.P.A.   Connie P. Stancil, C.P.A.

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


Certified Public Accountants
February 15, 1996

100 EAST CUMBERLAND STREET, P.O. BOX 578      DUNN, N.C. 28335
(910) 892-1021   FAX (910) 892-6084
LOUIS YOUNG C.P.A. INC.
2630 E. Ashlan
Fresno, California 93726
224-5141

Louis Young CPA     Jason Liao CPA

INDEPENDENT AUDITOR S REPORT

The Partners
Hacienda Villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



Louis Young CPA Inc.

Fresno, California
February 15, 1996
STANCIL & COMPANY

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


Raleigh, North Carolina
February 9, 1996

CERTIFIED PUBLIC ACCOUNTANTS          MANAGEMENT CONSULTANTS
1055 Dresser Court, Raleigh, Nordi Carolina 27609
Tel: 919/872-1260 Fax: 919/872-6182
Jack M. Stancil   Reginald L. Dupree   David W. McKinney   Henry L. White
Virchow, Krause & Company
Certified Public Accountants & Consultants

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership II as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

The financial statements of School Street Limited Partnership II for the year ended December 31, 1994 were audited by other accountants, whose report dated January 24, 1995 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.


VIRCHOW, KRAUSE & COMPANY, LLP
January 18, 1996
Baker Newman & Noyes
Certified Public Accountants

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

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1996 on our consideration of the internal control structure of the Partnership and a report dated February 16, 1996 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. Part I of the Multiple Family Housing Borrower Balance Sheet, Form FmHA 1930-8 and Column 2 (Actual), Parts 1, II and III of the Multiple Family Housing Project Budget, Form FmHA 1930-7, have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole. We have not audited Parts IV, V, and VI, and Columns 1 and 3 (Current Budget and Proposed Budget) of Parts I, II and III of Form FmHA 1930-7, and, accordingly, express no opinion thereon.

February 16, 1996
Limited Liability Company


One Hundred Middle Street, P.O. Box 507, Portland, Maine 04112
Telephone 207-879-2100   Telefax 207-774-1793
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
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


Respectfully submitted,

Bradley, Snipes & Associates, P. A.

Dunn, North Carolina
January 26, 1996
Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants
SMITH, MILES & COMPANY, L.C.                           1230 AIRPORT ROAD
CERTIFIED PUBLIC ACCOUNTANTS                          P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone:(904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT


To the Partners

Village Oaks Apartments II, Ltd.
Panama City, Florida

    We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., Project No: 09-061-0592884971, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred -to above present fairly, in all material respects, the financial position of Village Oaks Apartments II, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Panama City, Florida
January 26, 1996







John G. Burk and Associates
Certified Public Accountants
A Professional Corporation
56 Court Street  P.O. Box 705
Keene, New Hampshire 03431
(603) 357-4882

To the Partners of
Beaver Brook Housing Associates Limited Partnership

INDEDENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Beaver Brook Housing Associates (a Limited Partnership) (Case No. 34-06-020424443) as of December 31, 1994 and 1993, and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and generally accepted Government Auditing Standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaver Brook Housing Associates Limited Partnership at December 31, 1994 and 1993, and the results of its operations, partners, equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.


January 20, 1995
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367
Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus
William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr.,C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth,C.P.A.
Steven R.Bayer.C.P.A.           Gwendolyn H. Harju, C.P.A.
Timothy R. Durr,C.P.A.          Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.

John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

March 15, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Big Lake Seniors Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheet of Big Lake Seniors Apartments, Ltd. at December 31, 1994. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.


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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Big Lake Seniors Apartments, Ltd. at December 31, 1994 in conformity with generally accepted accounting principles.


Cole, Evans & Peterson
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

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

Our audit was made for the purpose of forming an opinion on the basic financial statements of BLAKELY PROPERTIES LIMITED PARTNERSHIP taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BLAKELY PROPERTIES LIMITED PARTNERSHIP, taken as a whole.



Savannah, Georgia
February 24, 1995
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367
Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A. Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr.,C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth,C.P.A.
Steven R.Bayer.C.P.A.           Gwendolyn H. Harju, C.P.A.
Timothy R. Durr,C.P.A.          Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

February 3, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Blanco Seniors Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheet of Blanco Seniors Apartments, Ltd. at December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blanco Seniors Apartments, Ltd. at December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Cole, Evans & Peterson
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

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



Savannah, Georgia
February 24, 1995
Dulin, Ward & DeWald, Inc.
Certified Public Accountants

Michael R. DeWald      Robert F. Meyer
James R. Doty          J. Nelson Coats
Michael J. O'Brien     Jeff A. Taner
Mark S. Westerhausen   James E. Hindle, Jr. (1949 - 1994)
Offices Located in Fort Wayne and Marion, Indiana


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Brooklyn Limited (An Indiana
Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1994 and 1993, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page
8 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Fort Wayne, Indiana
January 24, 1995


Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.

1610 Spy Run Avenue         Fort Wayne, Indiana 46805
  219-423-2414/800-232-8913   Fax 219-423-2419
FECTEAU & COMPANY, P.C.

Certified Public Accountants
Advisors of Taxation

INDEPENDENT AUDITORS'REPORT


To the Partners
Corinth Housing Redevelopment Company
Rochester, New York


We have audited the accompanying balance sheets of Corinth Housing Redevelopment Company as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corinth Housing Redevelopment Company, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


FECTEAU & Company P.C.
January 2O,l995
Albany, New York




Executive Woods, 4 Atrium Drive, Albany, NY 12205 0 (518) 438-7400 0 FAX (518) 438-7444
Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State Society of CPA's



JAMES KNUTZEN & ASSOCIATES, CPAs P.A.
3100 University Boulevard South, Suite 230
Jacksonville, Florida 32216
(904) 725-5832  Fax (904) 727-6835

James Knutzen, CPA, MBA  Christina E. Gibson, CPA
Raju Iyer, CPA           Gregory Korn CPA
Todd Middlemas, CPA      Wilson Trammell, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Garden Lake of Immokalee, Ltd.

We have audited the accompanying balance sheets of Garden Lake of Immokalee, Ltd. (a Florida Limited Partnership), FMHA Project No. : 09-11-592909207, as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Lake of Immokalee, Ltd. , (a Florida Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14
- 17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

James Knutzen & Associates, CPAs P.A.
Jacksonville, Florida
February 9, 1995
FECTEAU & COMPANY, P.C.
Certified Public Accountants
Advisors of Taxation

INDEPENDENT AUDITORS' REPORT


To the Partners
Greenwich Housing Redevelopment Company Rochester, New York

We have audited the accompanying balance sheets of Greenwich Housing Redevelopment Company as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwich Housing Redevelopment Company, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




FECTEAU & COMPANY, P.C.

January 20, 1995
Albany, New York

Executive Woods, 4 Atrium Drive, Albany, NY 12205 0 (518) 438-7400 0 FAX (518) 438-7444
Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State Society of CPA's







FECTEAU & COMPANY, P.C.

Certified Public Accountants
Advisors of Taxation

                       INDEPENDENT AUDITORS'REPORT




To the Partners
Wilmington Housing Redevelopment Company Rochester, New York

We have audited the accompanying balance sheets of Wilmington Housing Redevelopment Company (a New York Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilmington Housing Redevelopment Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                         FECTEAU & COMPANY, P.C.



January 20, 1995
Albany, New York

Executive Woods, 4 Atrium Drive, Albany, NY 12205 0 (518) 438-7400 0 FAX (518) 438-7444
Member American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York State Society of CPA's




McGee & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Kristin Park Apartments, Ltd.
and Farmers Home Administration

We have audited the accompanying balance sheets of Kristin Park Apartments, Ltd. (a limited partnership) as of December 31, 1 994 and 1 993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




January 17, 1995
Farmington, New Mexico
Berry, Dunn, McNeil & Parker
Certified Public Accountants   Management Consultants
100 Middle Street/P.O. Box 1100, Portland, Maine 04104-1100
(207)775-2387 / FAX (207) 774-2375

INDEPENDENT AUDITORS' REPORT

The Partners
Longmeadow Housing Associates

We have audited the accompanying balance sheet of Longmeadow Housing Associates, a limited partnership, FmHA Case No. 23-013-010439880, as of December 31, 1994, and the related statements of operations and partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and additional information as of and for the year ended December 31, 1993, were audited by other auditors whose report dated January 25, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of Longmeadow Housing Associates, a limited partnership, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 14 through 15 and Multiple Family Housing Borrower Balance Sheet, Form FmHA 1930-7 is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



January 25, 1995
Portland, Maine

Offices in: Bangor, Maine Portland, Maine Lebanon, New Hampshire Manchester, New Hampshire Portsmouth, New Hampshire
BURKE & REA

EDWARD T. BURKE, C.P.A.    BERNARD E. REA, C.P.A.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Maywood Associates, Ltd.
 (A California Limited Partnership)
Cheyenne, WY

We have audited the accompanying balance sheets of Maywood Associates, Ltd. (A California Limited Partnership) , FmHA Case No. 04-052-680184284, as of December 31, 1994 and 1993, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maywood Associates, Ltd. (A California Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Stockton, California
March 21, 1995






87 WEST MARCH LANE, SUITE I    STOCKTON, CA 95207
TELEPHONE 209/476-0200         FAX 209/476-8980
TOSKI, SCHAEFER & CO., P.C.
Certified Public Accountants
555 International Drive
Williamsville,  New York 14221
Telephone (716) 634-0700   Fax (716) 634-0764

INDEPENDENT AUDITOR'S REPORT

The Partners
Newfane Senior Limited Partnership:

We have audited the accompanying balance sheets of Newfane Senior Limited Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newfane Senior Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



Williamsville, New York
January 13, 1995
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Old Stage Road Associates Limited Partnership

We have audited the accompanying balance sheets of Old Stage Road Associates Limited Partnership, Fayetteville, North Carolina (a North Carolina limited partnership), FMHA Project No.: 38-078-561645244 as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flow for the years then ended. These financial statements are the responsibility of the Old Stage Road Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Stage Road Associates Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Respectfully submitted,

Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina
January 25, 1995
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367
Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr.,C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth,C.P.A.
Steven R.Bayer.C.P.A.           Gwendolyn H. Harju, C.P.A.
Timothy R. Durr,C.P.A.          Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

February 10, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Pleasanton, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Pleasanton, Ltd. at December 31, 1994 and December 31, 1993, and the related statements of income, partners, capital, and cash flows for the periods then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasanton, Ltd. at December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson
Otis Atwell & Timberlake
980 Forest Avenue
Professional Association
Portland Maine 04103
CERTIIFIED PUBLIC ACCOUNTANTS
(207) 797-0990
FAX (207) 797-8618

James C. Otis, C.P.A., CFP
Stephen W. AtwelL C.P.A.
Fred 1. Timberlake, C.P.A.
Bruce E. Fritzson, C.P.A.
Thomas J. Gioia, C.P.A.

To The Partners
Putney First Limited Partnership
     We have audited the accompanying balance sheets of Putney First Limited Partnership, a Vermont limited partnership, FMHA Project No. 53-013-010451705, as of December 31, 1994 and 1993,
and the related statements of income and partners' equity (deficit), and cash flows for the year ended December 31, 1994 and for the period from November 6, 1992 through December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement: presentation. We believe that our audits provide a reasonable basis for our opinion..

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Putney First Limited Partnership, a limited partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and for the period from November 6, 1992 through December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on page 12 is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Certified Public Accountants

    February 1, 1995
    Portland, Maine












































THOERNER & TOMA
CERTIFIED PUBLIC ACCOUNTANTS
17752 Mitchell North - Suite D
Irvine, CA 92614-6802
Tel (714) 863-9900
Fax (714) 863-9926

INDEPENDENT AUDITORS  REPORT

To the Partners
Raitt Street Apartments
A California Limited Partnership
Santa Ana, CA

     We have audited the accompanying balance sheet of Raitt Street Apartments, A California Limited Partnership as of December 31, 1994, and the related statements of operations, partners equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overal financial statement presentation. We believe that our audit provies a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 1994, and the results of its opertions, the changes in partners equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 6 is presented for purposes of aditional analusisi and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Thoerner & Toma

March 22, 1995








Suby, Von Haden & Associates, S.C.
Certified Public Accountants - Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership II as of December 31, 1994 and 1993, and the results of its operations, partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.





January 24, 1995







1221 John Q. Hammons Dr., P.O. Box 44966   Madison, WI 53744-4966
(608) 831-8181   FAX (608) 831-4243   MADISON  MILWAUKEE  ROCKFORD
TOSKI, SCHAEFER & CO., P.C.
Certified Public Accountants
555 International Drive
Williamsville,  New York 14221
Telephone (716) 634-0700   Fax (716) 634-0764

INDEPENDENT AUDITOR'S REPORT

The Partners
Southwestern Limited Partnership:

We have audited the accompanying balance sheets of Southwestern Limited Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



Williamsville, New York
January 13, 1995
Curtis W. Christensen & Co.
Certified Public Accountants
109 South Main Street
Sheridan, Wyoming 82801
Telephone (307) 674-6609    Fax  (307) 674-7017

John P. Croff, C.P.A. 1922-1974
Gordon Macalister, C.P.A. 1916-1976
Curtis W. Christensen, C.P.A.
Steven W. Rucki, C. P. A.


INDEPENDENT AUDITORS' REPORT

To the Partners
Sunshine Apartments, A Limited Partnership Sheridan, Wyoming 82801

We have audited the accompanying balance sheets of Sunshine Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations and changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine Apartments, A limited Partnership as of December 31, 1994 and 1993, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Curtis W. Christensen & Co.
Certified Public Accountants
Sheridan, Wyoming
January 31, 1995
Malvin, Riggins & Company, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS AMERICAN INSTTRUTE OF CER-NFIED PUBLIC ACCOUNTANTS & VIRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                                                       Page 4
INDEPENDENT ALTDITORIS REPORT

To the Partners
Surry Village II Limited Partnership

We have audited the accompanying balance sheets of Surry Village II Limited Partnership, (a Virginia limited partnership), FMHA Project No.: 55-013-541414965, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the "U.S. Department of Agriculture Farmers Home Administration Audit Program," issued December 1989- Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement- An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We belie-ve that our audit provides a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surry Village II Limited Partnership, FMHA Project No-:55-013-541414965 as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



FREDERICK B. MALVIN, CPA - JOYCE RIGGINS SCHAFFER, CPA - CAROLYN J. LUCKADOO,
CPA
12350 Jefferson Ave. - Suite 160 - Patrick Henry Corporate Center - Newport News, VA 23602
Telephone (804) 881-9600 - Facsimile (804) 881-9617

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form FMHA 1930-8)
Part I for the years ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Malvin, Riggins & Company
Certified Public Accountants
Newport News, Virginia
February 3, 199S

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, Virginia 24201
(703) 669-5531   Fax (703)669-5576

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tappahannock Greens Limited Partnership

I have audited the accompanying balance sheet of Tappahannock Greens Limited Partnership, FmHA Case No.: 54-036-0541621981, as of December 31, 1994 and the related statement of operations for the period May 11, 1994 to December 31, 1994 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tappahannock Greens Limited Partnership, as of December 31, 1994 and the results of its operations for the period May 11, 1994 to December 31, 1994 and cash flows for the year then ended in conformity with generally accepted accounting principles.

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



Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1995
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Twin Oaks Associates Limited Partnership
Fayetteville, North Carolina

Gentlemen:

We have audited the accompanying balance sheets of Twin Oaks Associates Limited Partnership, Fayetteville, North Carolina (a North Carolina limited partnership), FmHA Project No.: 38-047-561642422, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Twin Oaks Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Associates Limited Partnership, Fayetteville, North Carolina, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Respectfully submitted

Bradley, Snipes, Gower & Associates, P. A.
Dunn, North Carolina
January 25, 1995
Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants






















































FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Georgia 31406
Post Office Box 14251
Savannah, Georgia 31416
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Autumn Lane Limited Partnership

We have audited the accompanying balance sheets of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1997
FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Georgia 31406
Post Office Box 14251
Savannah, Georgia 31416
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partner; of
Ellaville Properties Limited Partnership

We have audited the accompanying balance sheets of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles- used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ellaville Properties
Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Flood & Company, CPA


February 28, 1997
Byrd, Smalley, Evans, Adams, & Johnson, P.C.
Certified Public Accountants
237 Johnson Street S.E.
P.O. Box 2179
Decatur, AL 35602-2179
(205) 353-1611   Fax (205) 353-1578

Larry O. Byrd, CPA     Timothy Smalley, CPA
Stan A. Evans, CPA     John R. Adams, CPA
Ray Johnson, CPA       James A. Craig, CPA
Penny L. Smith, CPA    Lisa A. Nuss, CPA
Julie S. Redmond, CPA  Angie A. Harris, CPA
Laura S. Berry, CPA    Kerry A. Burroughs, CPA

We have audited the accompanying balance sheets of Housing Investors Athens II, Ltd (a partnerships as of December 31, 1996 and 199S, and the related statements of operations, partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States; and the provisions of Office of Management and Budget Circular A-133, "Audits of Institutions of Higher Education and Other Nonprofit institutions.,, Those standards and OMB Circular A-133 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, an a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing investors Athens II, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 1997 on our consideration of Housing Investors Athens II, Ltd's internal control structure and a report date February 28, 1997 an its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a recruited part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 28, 1997
Burke & Rea
Edward T. Burke, C.P.A
Bernard E. Rea,  C.P.A


To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California


We have audited the accompanying balance sheets of Maidue Properties (A California Limited Partnership), as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1996 and 1995, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opionion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Burke & Rea

Stockton, California
April 4, 1997

P.O. Box 4632
Stcokton, CA  95204
Telephone 209/933-9113
Fax 209/933-9115

FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Georgia 31406
Post Office Box 14251
Savannah, Georgia 31416
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Meadowbrook Properties II Limited Partnership

We have audited the accompanying balance sheets of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1997
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pedcor Investments 1989-X, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1989-X, L.P. as of December 31, 1996 and 1995, and the related statements of loss, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1989-X, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such Information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.




Indianapolis, Indiana           Dauby O Connor & Zaleski, LLC
January 17, 1997                Certified Public Accountants



8395 Keystone Crossing, Suite 203   Indianapolis, Indiana 46240
317-259-6857     Fax: 317-259-6861
FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Georgia 31406
Post Office Box 14251
Savannah, Georgia 31416
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Rosewood Village Limited Partnership

We have audited the accompanying balance sheets of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd  Company, CPA


February 28, 1997
KOSTIN, RUFFKESS & COMPANY, LLC
Certified Public Accountants
345 North Main Street
West Hartford, CT  06117-2521
(860) 236-1975  (800) 286-1783
Internet: http://www.kostin.com

260 U.S. Route #1
Bank Building
New London, CT  06320-2608
447-1235  Fax (860) 442-0166

Members of the firm:
Jerrold M. Gold, CPA          Lawrence Marziale, CPA
Joseph W. Sparveri, Jr. CPA   Peter K. Askham, CPA
John L. Evanich, Jr. CPA      Richard V. Kretz, CPA
Edmund S. Kindelan, CPA       Michael T. Novosel, CPA
John S. Pavlik, CPA           Kimberly O. Nardone, CPA
Jonathan A. Sigal, CPA        Daniel Donofrio, CPA

INDEPENDENT AUDITORS'REPORT

We have audited the accompanying balance sheet of South Farm Limited Partnership, as of March 31, 1997, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of South Farm Limited Partnership at March 31, 1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of Program, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 9, 1997 on our consideration of South Farm Limited Partnership's internal control structure and a report dated May 9, 1997 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 20 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

West Hartford, Connecticut
May 9, 1997
KOSTIN, RUFFKESS & COMPANY, LLC
Certified Public Accountants
345 North Main Street
West Hartford, CT 06117-2521
860 236-1975  Fax 860 236-1783

To The Partners
South Farm Limited Partnership
RIHMFC #HIP-023

INDEPENDENT AUDITORS' REPORT

Jerrold M. Gold, CPA           Lawrence Marziale, CPA
Joseph W. Sparveri, Jr., CPA   Peter K. Askham, CPA
John L Evanich, Jr., CPA       Richard V. Kretz, CPA
Edmund S. Kindelan, CPA        Michael T. Novosel, CPA
John S. Pavlik CPA             Kimberly 0. Nardone, CPA
Nathan A. Sigal, CPA           Amy H. Gottesdiener, CPA

We have audited the accompanying balance sheet of South Farm Limited Partnership, as of March 31, 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Farm Limited Partnership at March 31, 1996, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HAD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated June 4, 1996 on our consideration of South Farm Limited Partnership's internal control structure and a report dated June 4, 1996 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 19 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


West Hartford, Connecticut
June 4, 1996


KOSIN, ROUGHCAST & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS

American Institute of CPAs - Connecticut Society of CPAs - Associated Accounting Firms International - Kreston International, An International Association of Independent Accounting Firms
David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Autumn Lane Limited Partnership

We have audited the accompanying balance sheets of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



David C. Moja, C.P.A, P.C.

March 11, 1996
Savannah, Georgia
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
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


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Am audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Am audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Respectfully submitted

Bradley, Snipes, Gower & Associates, P. A.
Dunn, North Carolina
January 18, 1996

Members/American Institute of Certified Public Accountants, North Carolina
 Association of Certified Public Accountants
David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Ellaville Properties Limited Partnership

We have audited the accompanying balance sheets of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit.) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted. accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. . Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in to the basic financial statements taken as a whole.



David C. Moja, C.P.A., P.C.

March 12, 1996
Savannah, Georgia
Byrd, Smalley, Evans, Adams, & Johnson, P.C.
Certified Public Accountants
237 Johnson Street S.E.
P.O. Box 2179
Decatur, AL 35602-2179
(205) 353-1611   Fax (205) 353-1578

Larry O. Byrd, CPA     Timothy Smalley, CPA
Stan A. Evans, CPA     John R. Adams, CPA
Ray Johnson, CPA

James A. Craig, CPA    Penny L. Smith, CPA
Lisa A. Nuss, CPA      Julie S. Redmond, CPA

INDEPENDENT AUDITOR'S REPORT

To the Partners
Housing Investors, Athens II, LTD.
Decatur, Alabama

We have audited the accompanying balance sheets of Housing Investors Athens II, Ltd (a partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards Require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Investors Athens II, Ltd., as of December 31, 199S and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of Housing Investors Athens II, Ltd s internal control structure and a report date February 9, 1995 on its compliance with laws arid regulations.


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


February  9, 1996
David C. Moja, C.P.A., PC
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Meadowbrook Properties II L.P.

We have audited the accompanying balance sheets of Meadowbrook Properties II L.P. (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowbrook Properties II L.P. (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part Of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in he basic financial statements taken as a whole.



David C. Moja, C.P.A., P.C.

March 12, 1996
Savannah, Georgia
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pedcor Investments 1989-X, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1989-X, L.P. as of December 31, 1995 and 1994, and the related statements of loss, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our :responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements :referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1989-X, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied .in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.



Indianapolis, Indiana                Dauby O'Connor & Zaleski, LLC
January 16, 1996                      Certified Public Accountants




8395 Keystone Crossing, Suite 203  Indianapolis, Indiana 46240
317-259-6857    Fax: 317-259-6861
Ludvigson, Braun & Co.
Accountants and Auditors
117 NW 3rd Street
P.O. Box 845
Valley City, North Dakota 58072-0845
Telephone: (701) 845-1457 Fax: (701) 845-8OO3

R.B. Ludvigson, CPA (Retired)
Raymond J. Braun LPA     Muriel G. Haugen, CFA
Connie E. Winkler, LPA   JoAnn R. Zerface, CPA

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






Valley City, North Dakota
January 26, 1996
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Benchmark Associates Limited Partnership

We have audited the accompanying balance sheets of Benchmark Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Associates Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina
January 25, 1995

Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants
ROBBINS AND GAUTREAU
Certified Public Accountant (A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE  John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA        Cora Crisler Head, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Brentwood Partnership

We have audited the accompanying balance sheets of Brentwood Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brentwood Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana






8641 UNITED PLAZA BLVD., SUITE 202        BATON ROUGE, LOUISIANA 70809
  PHONE (504) 924-6744       FAX (504) 929-6916
DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Butler Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Butler Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-016-611166123, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Daniel G. Drane
Certified Public Accountant

March 9, 1995
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
516 Walnut Street - P.O. Box 775
Gadsden, Alabama 35902
Telephone (205) 543-3707   Fax (205) 543-9800 Fax

INDEPENDENT AUDITOR S REPORT

To the Partners
Candlewick Place, Ltd.
Monroeville, Alabama

I have audited the accompanying balance sheets of Candlewick Place, Ltd., a limited partnership, FmHA Project No.: 01-050-631017825 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Candlewick Place, Ltd., FmHA Project No.: 0 1-050-631017825 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through HI for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




February 20, 1995
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
516 Walnut Street - P.O. Box 775
Gadsden, Alabama 35902
Telephone (205) 543-3707   Fax (205) 543-9800 Fax

INDEPENDENT AUDITOR S REPORT

To the Partners
Cedarstone Associates, L.P.
Poplarville, Mississippi

I have audited the accompanying balance sheets of Cedarstone Associates, L.P., a limited partnership, FmHA Project No.: 28-055-026239203 as of December 31, 1994 and 1993, and the related statements of, operations, partners' capital and cash flows for the years then ended. Those financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements arc free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarstone Associates, L. P., FmHA Project No.: 28-055-026239203 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


The audits were made for the purpose of forming an opinion on die basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to die basic financial statements taken as a whole.


February 23, 1995



Malvin, Riggins & Company, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS & \VIRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


                                                          Page 4
INDEPENDENT AUDITOR S REPORT


   To the Partners

   Chuckatuck Limited Partnership

   We have audited the accompanying balance sheets of Chuckatuck Limited Partnership, (a Virginia limited partnership), FMHA Project No.: 54-074-41440875, as of December 31, 1994 and 1993, and the related statements of operations, partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the "U.S. Department of Agriculture Farmers Home Administration Audit Program, 11 issued December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement- An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chuckatuck Limited Partnership, FmHA Project No.:54-074-541440875 as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.








FREDERICK B. MALVIN, CPA - JOYCE RIGGINS SCHAFFER, CPA - CAROLYN J. LUCKADOO,
CPA
12350 Jefferson Ave. - Suite 160 - Patrick Henry Corporate Center - Newport News, VA 23602
Telephone (804) 881-9600 - Facsimile (804) 881-9617

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole- The supplemental information on pages 18 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form F 1930-8) Part I for the years ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole-

Malvin, Riggins & Company, P.C.
Certified Public Accountants
Newport News, Virginia
February 3, 1995

Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Cloverleaf Associates Limited Partnership
Fayetteville, North Carolina

We have audited the accompanying balance sheets of Cloverleaf Associates Limited Partnership (a North Carolina limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. @ audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverleaf Associates Limited Partnership, Fayetteville, North Carolina as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Dunn, North Carolina
January 25, 1995

Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA


INDEPENDENT AUDITORS' REPORT

The Partners
Cloverleaf Associates - Phase II Limited Partnership
Fayetteville, North Carolina

We have audited the accompanying balance sheets of Cloverleaf Associates - Phase II Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Cloverleaf Associates - Phase II Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverleaf Associates - Phase II Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina
January 25, 1995

Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs


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



Savannah, Georgia
February 24, 1995
DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Hart Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Hart Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-050-611135226, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hart Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Daniel G. Drane
Certified Public Accountant

March 9, 1995
HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 27, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
IRONTON ESTATES, LP
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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


Howe and Associates, PC
ROBBINS AND GAUTREAU
Certified Public Accountant (A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE  John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA        Cora Crisler Head, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Lambert Square, L.P.

We have audited the accompanying balance sheets of Lambert Square, L. P. (A Mississippi Limited Partnership) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lambert Square, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana




8641 United Plaza Blvd., Suite 202   Baton Rouge, Louisiana 70809
Phone (504) 924-6744     Fax (504) 929-6916
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Longview Associates Limited Partnership

We have audited the accompanying balance sheets of Longview Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Longview Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longview Associates Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations, and the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina

January 25, 1995

Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants
DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P. 0. 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT

To the Partners
Morgantown Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Morgantown Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-016-0611149787, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgantown Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Daniel G. Drane
Certified Public Accountant

March 9, 1995

Edmund A. Restivo, Jr. Ltd.
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To The Partners
North Connecticut Avenue Limited Partnership
Boston, MA

I have audited the accompanying balance sheet of North Connecticut Avenue Limited Partnership as of December 31, 1994, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of North Connecticut Avenue Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Connecticut Avenue Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 13 to 14) is presented for purpose of additional analysis and is not a required part of the basic financial statements of North Connecticut Avenue Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


February 10, 1995

The Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rhode Island 02903
Telephone 401-332-0210     Fax 401-421-6799
ROBBINS AND GAUTREAU
Certified Public Accountant (A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE  John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA        Cora Crisler Head, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Pinetree Manor, L.P.

We have audited the accompanying balance sheets of Pinetree Manor, L. P. as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana






8641 United Plaza Blvd., Suite 202    Baton Rouge, Louisiana 70809
Phone (504) 924-6744     Fax (504) 929-6916
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775 - 516 Walnut Street
Gadsden, Alabama 35902
Telephone (205) 543-3707 Fax (205) 543-9800

INDEPENDENT AUDITOR S REPORT

To the Partners
Stratford Square, Limited Partnership
Brundidge, Alabama

I have audited the accompanying balance sheets of Stratford Square, Limited Partnership, a limited partnership, FmHA Project No.: 01-036-631030935 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratford Square, Limited Partnership, FmHA Project No.: 01-036-631030935 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through RI for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



February 26, 1995
HOWE & ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
STOCKTON ESTATES, LP
Re: For the Years Ended December 31, 1993 and December 31, 1994

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



Howe and Associates
JAMES KNUTZEN & ASSOCIATES, CPAs PA.
3100 University Boulevard South, Suite 230
Jacksonville, Florida 32216
(904) 725-5832   FAX (904) 727-6835

James Knutzen, C.P.A., M.B.A.   Christina E. Gibson, C.P.A.
Raju Iyer, C.P.A.               Gregory Korn, C.P.A.
Todd Middlemas, C.P.A.          Wilson Trammell.  C.P.A.
Member of American and Florida Institutes of CPAs

INDEPENDENT AUDITORS' REPORT

To the Partners of
Summer Glen of Immokalee, Ltd.

We have audited the accompanying balance sheets of Summer Glen of Immokalee, Ltd. (a Florida Limited Partnership), FmHA Project No.:09-011-593009333, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Glen of Immokalee, Ltd. (a Florida Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 14
- 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


James Knutzen & Associates, CPAs P.A.
Jacksonville, Florida
February 9, 1995


BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS



                      INDEPENDENT AUDITORS' REPORT


The Partners
Woodside Housing Associates

We have audited the accompanying balance sheet of Woodside Housing Associates, a limited partnership, FMHA Case No. 23-01-010439878, as of December 31, 1994, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and additional information as of and for the year ended December 31, 1993, were audited by other auditors whose report dated January 25, 1994, expressed an unqualified opinion on those statements.


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

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of Woodside Housing Associates, a limited partnership, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 13 through 18 as of and for the year ended December 31, 1994, is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. The additional information presented in the Multiple Family Housing Borrower Balance Sheet, Form FMHA 1930- , as of December 31, 1994, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Portland, Maine
January 25, 1995                   -2-



McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Academy Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Academy Hill
Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Am audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Academy Hill Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Academy Mil Limited Partnership's internal control structure and a report dated January 21, 1997 on its compliance with laws and regulations.



Greensboro, North Carolina
January 21, 1997
GWEN WARD, P.C.

CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH  TEXAS 76107
(817) 336-588 0
MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS
TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

  To the Partners of
  Aspen Square, L. P.
  Tazewell, Virginia

       I have audited the accompanying balance sheets of Aspen Square, L.P., as of December 31, 1996 and 1995, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Square, L.P., as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

       My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material re in relation to the basic financial statements taken as


  Fort Worth, Texas
  March 21, 1997




I-3




McGee & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Buckeye Senior, Ltd.
and Rural Housing Service

We have audited the accompanying balance sheets of Buckeye Senior, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Senior, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In Accordance with Government Auditing Standards, we have also issued a report dated January 13, 1997, on our consideration of the Partnership's internal control structure and a report dated January 13, 1997, on its compliance with laws and regulations.


Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Buckeye Senior, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 13, 1997
Farmington, New Mexico
GWEN WARD, PC.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH TEXAS 76107
(817) 336-5880
MEMBER TEXAS SOCIETY OF CERTIFIED PUBLIC
ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

  To the Partners of
  Copper Creek, L.P.

       I have audited the accompanying balance sheets of Copper Creek, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners equity (deficit) and cash flows or the years then ended. These financial statements are the responsibility of the partnership' s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Creek, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners I equity (deficit) and cash f lows f or the years then ended in conformity with generally accepted accounting principles.

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




  Fort Worth, Texas
  March 21, 1997





I-3




Clifton Gunderson L.L.C.
Certified Public Accountants & Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Coronado Housing Limited Partnership

We have audited the accompanying balance sheets of Coronado Housing Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Housing Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The accompanying supplemental information for the years ended December 31, 1996 and 1995 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Tucson, Arizona
February 4, 1997

Members of Nexia International
American Institute Of Certified Public Accountants

Arizona  Colorado   Illinois Indiana Iowa  Maryland  Missouri Ohio
Texas  Virginia Wisconsin
Kay L. Bowen & Associates
Certified Public Accountant, P.C.
Phone (801) 627-0825  Fax (801) 627-0829
3710 Quincy Avenue
Ogden, Utah 84403

Kay L. Bowen, President      Shari B. Johnson, CPA
Member of the American Institute of Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

We have audited the accompanying balance sheet of Franklin School Associates, as of December 31, 1996 and 1995, and the related statements of income and cash flows and change an partners' equity for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to present fairly, in all material respects, the financial position of Franklin School Apartments, as of December 31, 1996 and 1995, and the results of its operations, change in partners equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 5, 1997, on our consideration of Franklin School Associate's internal control structure, and reports dated March 5, 1997, on its compliance with specific requirements applicable to non-major HUD programs and specific requirements applicable to Affirmative Fair Housing.


Ogden, Utah
March 5, 1997

Kay L. Bowen, CPA, President
Kay L. Bowen & Associates, P.C.
Federal I.D. #87-0448933
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ. CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

INDEPENDENT AUDITOR'S REPORT

To the Partners of
The Harbor View Group, Ltd.

We have audited the accompanying balance sheet of THE HARBOR VIEW GROUP, LTD. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the general partner and
management of the partnership.     Our responsibility is to
express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of THE HARBOR VIEW GROUP, LTD., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of p additional analysis and is not a required part of the basic financial statements. This accompanying information is the responsibility of the partnership's management. Such information, except for the portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan   January 31, 1997
James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176


Report of Independent Certified Public Accountants




To the Partners
Hilltop Apartments Limited Partnership

We have audited the balance sheet of Hilltop Apartments Limited Partnership (a New Mexico limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners I capital, and cash f lows f or the years then ended. All information included in these financial statements is the responsibility of the Company s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards Require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated May 30, 1997 on our consideration of Hilltop Apartments Limited Partnership internal control and on its compliance with laws and regulations.





May 30, 1997
MUELLER, WALLA & ALBERTSON, P.C.
Certified Public Accountants
10714 Manchester Road
Suite 202
Kirkwood, Missouri 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

The Partners
Licking Associates 11, L.P.
Licking, Missouri

We have audited the accompanying balance sheets of Licking Associates II, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates II, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 16, 1997
BLOOM, GETTIS, HABIB & TERRONE, P.A.
Certified Public Accountants
Suite 1450
2601 South Bayshore Drive
Miami, FL  33133-9893
Telephone (305) 858-6211  Fax  (305) 858-9696

American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants
Burt R. Bloom, C.P.A., C.V.A.          Lawrence W. Gettis, C.P.A.
Steven M. Habib, C.P.A.                Roger J. Terrone, C.P.A.
Curt A. Rosner, C.P.A.

To the Partners
London Arms/Lyn Mar Limited Partnership
Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of London Arms/Lyn Mar, Ltd. (a Florida Limited Partnership), as of December 31, 1996 and 1995, and the related Statements of Operations, Partners' Deficit and Cash Flows for the years then ended. These financial statements are the responsibility of the management of London Arms/Lyn Mar Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the mounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of London Arms/Lyn Mar Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
February 28, 1997
Burke & Rea
Edward T. Burke, C.P.A
Bernard E. Rea,  C.P.A


To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California


We have audited the accompanying balance sheets of Maidue
Properties (A
California Limited Partnership), as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1996 and 1995, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opionion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Burke & Rea

Stockton, California
April 4, 1997

P.O. Box 4632
Stcokton, CA  95204
Telephone 209/933-9113
Fax 209/933-9115



















































FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Post Office Box 14251
Savannah, Georgia 31416
Phone:(912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Manning Properties Limited Partnership


We have audited the accompanying balance sheets of Manning Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manning Properties Limited Partnership (a Georgia Limited
Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1997

Charles Bailly & Company P.L.L.P.
Certified Public Accountants Consultants

INDEPENDENT AUDITOR S REPORT

The Partners
RPI Limited Partnership #18
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #18, FmHA Project Number: 18-18-411649005, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United states. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates-made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #18 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997 on our consideration of RPI Limited Partnership #18 s internal control structure and a report dated February 12, 1997 on its compliance with laws and regulations.


Fargo, North Dakota
February 12, 1997
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH  TEXAS 76107
(817) 336-5880

MEMBER                          MEMBER
AMERICAN INSTITUTE OF             TEXAS SOCIETY OF CERTIFIED
CERTIFIED PUBLIC ACCOUNTANTS      PUBLIC ACCOUNTANTS



Independent Auditor's Report

To the Partners of
Sierra Springs, L.P.

      I have audited the accompanying balance sheets of Sierra Springs, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

      In my opinion, the financial statements ref erred to above present fairly, in all material respects, the financial position of Sierra Springs, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-17 and I-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Fort Worth, Texas                       March 24, 1997
Thompson, Derrig & Slovacek
A Professional Corporation of Certified Public Accountants
4500 Carter Creek Parkway Suite 201
Bryan, Texas 77802-4456
(409)260-9696 - FAX (409)260-9683

Woody Thompson, CPA/CFP  Andrea Derrig, CPA   Ed Slovacek, CPA/CFP
Sharla Akin, CPA      Alline Briers, CPA
Gay Vick Craig, CPA   Ronnie Craig, CPA
Alice Monroe, CPA     Marian Rose Varisco, CPA

INDEPENDENT AUDITORS' REPORT

February 26, 1997

To the Partners
South Fork Heights Limited Partnership

We have audited the accompanying balance sheets of South Fork Heights Limited Partnership (a Colorado limited partnership), as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan, and perform the audits to obtain reasonable assurance about whether the financial statements are free of "Material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III and Project Budget(Form FmHA 1930-7) for year ended
December 31, 1996, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Thompson, Derrig & Slovacek, P.C.
Certified Public Accountants
Smith, Miles & Company, L.C.
1230 Airport Road
P.O. BOX 1177
PANAMA City, Florida 32402
Phone:(904) 785-0261    Fax:(904) 795-0263

INDEPENDENT AUDITORS' REPORT

To the Partners
Wildridge Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Wildridge Apartments, Ltd., Project No: 11-51-592863964, as of December 31, 1996 and 1995, and the :related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildridge Apartments, Ltd., as of December 31, 1996 and 1995, and the results of Its operations and Its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Panama City, Florida
January 30, 1997
McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Academy Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Academy Hill
Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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





Greensboro, North Carolina
January 23, 1996
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, TX  76107
(817) 336-5880

Member American Institute of CPAs
Texas Society of CPAs

INDEPENDENT AUDITOR S REPORT

To the Partners of
Aspen Square, L.P.

I have audited the accompanying balance sheets of Aspen Square, L.P., as of December 31, 1995 and 1994, and the related statements of operations, partners, capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.



Fort Worth, Texas
February 23, 1996
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, TX  76107
(817) 336-5880

Member American Institute of CPAs
Texas Society of CPAs

INDEPENDENT AUDITOR S REPORT

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


Fort Worth, Texas
February 23, 1996
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ. CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

INDEPENDENT AUDITOR'S REPORT

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

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
February 9, 1996
James L. Caughren

Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176


Independent Auditor's Report

The Partners
Hilltop Apartments Limited Partnership


We have audited the accompanying balance sheet of Hilltop Apartments Limited Partnership (a New Mexico limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a :reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




JAMES L.  CAUGHREN
March 19, 1996








BURKE & REA
Certified Public Accountants
Edward T. Burke, C.P.A.
Bernard E. Rea, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California

We have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of December 31, 1995 and 1994, and the related statements of income, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1995 and 1994, an pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements.
Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Stockton, California
April 3,1996
P.O. BOX 4632              STOCKTON, CA 95204
TELEPHONE 209/933-9113     FAX 209/933-9115
David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in Station to the basic financial statements taken as a whole.



David C. Moja, C.P.A.

March 11, 1996
Savannah, Georgia
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT


The Partners
RPI Limited Partnership #18
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #18, Project Number: 18-18-411649005, as of December 31, 1995 and 1994, and the related statements of operations, Partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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




Fargo, North Dakota
January 29, 1996
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, TX  76107
(817) 336-5880

Member American Institute of CPAs
Texas Society of CPAs

INDEPENDENT AUDITOR S REPORT

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

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-17 and 1-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic statements taken as a whole.




Fort Worth, Texas
February 21, 1996
SMITH, MILES & COMPANY, L.C.
1230 AIRPORT ROAD
P.O.BOX 1177
CERTIFIED PUBLIC ACCOUNTANTS
PANAMA CITY, FLORIDA 32402
Phone:(904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT


To the Partners

Wildridge Apartments, Ltd.
Panama City, Florida

     We have audited the accompanying balance sheets of Wildridge Apartments, Ltd., FMHA Project No: 11-51-592863964, as of December 31, 1995 and 1994, and the :related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the :responsibility of the partnership's management. our :responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing -the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildridge Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

McGEE & Associates, P.C.
Certified Public Accountants


Independent Auditors' Report



To the Partners

Buckeye Senior, Ltd.
and Farmers Home Administration

We have audited the accompanying balance sheets of Buckeye Senior, Ltd. (a limited partnership) as of December 31, 1 994 and 1 993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards_ issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


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

January 13, 1995
Farmington, New Mexico

Robbins & Gatreau
CERTIFIED PUBLIC ACCOUNTANTS
(A PROFESSIONAL CORPORATION)
CALVIN L. ROBBINS,JR., CPA, CFE
ROBBINS AND GAUTREAU
JOHN C. GAUTREAU, CPA
JEFFREY CURT GAUTREAU, CPA
CORA CRISLER HEAD, CPA


Independent Auditors' Report


To the Partners of
Church Hill Partnership

  We have audited 'the accompanying balance sheets of Church Hill Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners I capital, operations, and cash f lows f or the years then ended. These financial statements are the responsibility of the Partnership,' s management. our responsibility is to express an opinion on these financial statements based on our audits.


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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Hill Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles



Certified Public Accountants

February 15, 1995
Baton Rouge, Louisiana

8641 UNITED PLAZA BLVD., SUITE 202        BATON ROUGE, LOUISIANA
70809            PHONE (504) 924-6744       FAX (504) 929-6916

KMG Peat Marwick, LLP




INDEPENDENT AUDITORS' REPORT



To the Partners
Coronado Housing Limited Partnership:

We have audited the accompanying balance sheets of Coronado Housing Limited Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion an these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Housing Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the attached schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Tucson, Arizona
February 13, 1995


Member Firm of Klynveld Peat Marwick Goerdeler








David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

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




Savannah, Georgia
February 24, 1995
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of DENMARK PROPERTIES LIMITED PARTNERSHIP if as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Savannah, Georgia
February 24, 1995









WAY, RAY, SHELTON & Co., PC.
Certified Public Accountants
Telephone - 205-345-5860
FAX 205/345-5883
MEMBERS 216 McFarland Circle North    ROBERT S. WAY, C.P.A.
AMERICAN INSTITUTE OF                  W. PAUL RAY, C.P.A.
CERTIFIED PUBLIC ACCOUNTANTS          STEVEN A. SHELTON, C.P.A.
ALABAMA SOCIETY OF                    KIMBERLY F. ELMORE, C.P.A.
CERTIFIED PUBLIC ACCOUNTANTS          STEVEN L. MITCHELL, C.P.A.
                                      CINDY T. SAVAGE, C.P.A.
                                      SONIA M. CHISM, C.P.A.
February 14, 1995                      M. ELBERT SIMS, JR., C.P.A.
                                       SUSAN L. SPARKS, C.P.A.
                                       ELIZABETH E. BATES, C.P.A.
                                       STACEY M. SHINAS, C.P.A.
                                       PAMELA D. SHAY, C.P.A.
                                       LAURA W. RYAN, C.P.A.
                                       ROGER F. BRYANT, C.P.A.
                                       RUSSELL W. RANEY, C.P.A.
INDEPENDENT AUDITORS' REPORT            NATALIE T. MINOR, C.P.A.



Elderly Housing of Macon, Ltd.
P.O. Box 168
Tuscaloosa, Alabama 35402

Dear Partners:

We have audited the accompanying balance sheets of Elderly Housing of Macon, Ltd. as of December 31, 1994 and 1993, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

Elderly Housing of Macon, Ltd.
February 14, 1995
Page Two


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on age 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully submitted,


Way, Ray, Shelton & Co., P.C.
Certified Public Accountants

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 20, 1995


INDEPENDENT AUDITOR'S REPORT


Partners
EL DORADO SPRINGS ESTATES, L.P.
Re: For the Years Ended December 31, 1993 and December 31, 1994

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

    In our opinion, the financial statements referred to above resent fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Howe and Associates














HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 15, 1995


INDEPENDENT AUDITOR'S REPORT


Partners
ELDON ESTATES 11, L.P.
Re: For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates

HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT


Partners
ELDON MANOR, L.P.
Re: For the Years Ended December 31, 1993 and December 31, 1994

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





Howe and Associates

ROBBIN AND GAUTREAU
(A PROFESSIONAL CORPORATION)
CERTIFIED PUBLIC ACCOUNTANTS
CALVIN L. ROBBINS, JR., CPA, CFE
JOHN C. GAUTREAU, 11, CPA
JEFFREY CURT GAUTREAU, CPA
CORA CRISLER HEAD, CPA



Independent Auditors' Report

To the Partners of
Farmerville Square Partnership

We have audited the accompanying balance sheets of Farmerville Square Partnership (a Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmerville Square Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana

8641 UNITED PLAZA Blvd., SUITE 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916

Toski, Schaeffer & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
555 INTERNATIONAL OR.VE
WILLIAMSVILLE.  NEW YORK 14221
TELEPHONE (716) 634-0700
FAX (716) 634-0764


INDEPENDENT AUDITOR'S REPORT


The Partners

Holley Senior Limited Partnership:

We have audited the accompanying balance sheets of Holley Senior Limited Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit' to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on test
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holland Senior Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash. flows for the years then ended, in conformity with generally accepted accounting principles.

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

Williamsville, New York
January 13, 1995

ROBBINS AND GAUTREAU
(A PROFESSIONAL CORPORATION)
CERTIFIED PUBLIC ACCOUNTANTS
ROBBINS, JR., CPA, CFE
JOHN C. GAUTREAU, 11, CPA
JEFFREY CURT GAUTREAU, CPA
CORA CRISLER HEAD, CPA


Independent Auditors Report


To the Partners of
Kaplan Manor Partnership

  We have audited the accompanying balance sheets of Kaplan Manor Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners I capital, operations, and cash f lows f or the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about. Whether the financial statements are free of material misstatement. An audit, includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kaplan Manor Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Certified Public
Accountants


February 15, 1995
Baton Rouge, Louisiana

8641 UNITED PLAZA BLVD., SUITE 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916

ROBBINS AND GAUTRAU
(A PROFESSIONAL CORPORATION)
CERTIFIED PUBLIC ACCOUNTANTS
CALVIN L ROBBINS, JR., CPA, CFE
JOHN C. GAUTREAU, 11, CPA
JEFFREY CURT GAUTREAU, CPA
CORA CRISLER HEAD, CPA


Independent Auditors' Report


To the Partners of
Lakewood Village Partnership

  We have audited 'the accompanying balance sheets of Lakewood Village Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Village Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                 Certified Public
                                 Accountants


February 15, 1995
Baron Rouge, Louisiana
8641 UNITED PLAZA BLVD., SUITE 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916

MUELLER, WALLA & ALBERTSON, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD
SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 822-6575

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Am audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates 11, L.P. as of December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on page I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Mueller & Walla, P.C.
Certified Public Accountants
February 3, 1995


MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT



Partners
NEVADA MANOR, L.P.
Re: For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates

Toski, Schaeffer & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
555 INTERNATIONAL DRIVE
WILLIAMSVILLE.  NEW YORK 14221
TELEPHONE (716) 634-0700
FAX (716) 634-0764


INDEPENDENT AUDITOR'S REPORT

    The Partners

    Oatka Village Associates
    (A Limited Partnership):

We have audited the accompanying balance sheets of Oatka Village Associates (A Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion an these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oatka Village Associates (A Limited Partnership) as of December 31,. 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Williamsville, New York
January 11, 1995
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

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



Fargo, North Dakota
January 25, 1995

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
F0RT WORTH. TEXAS 76107
(817) 336-5880

MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


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

  I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits prove de a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Springs, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted, accounting principles.

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

Fort Worth, Texas
February 23, 1995
I-3

Thompson, Derrig &, Slovacek

Woody Thompson, CPA/CFP
4500 Carter Creek Parkway Suite 201
Gay Vick Craig, CPA
Ronnie Craig, CPA
Alice Monroe , CPA
Marian Rose Varisco, CPA
Sharia Akin CPA
Andrea Derrig, CPA
Bryan Texas 77802
Alline Briers: CPA
Ed Slovacek, CPAICFP
(409)260-9696 - FAX (409)260-9683

Independent Auditor s Report
February 17,1995


To the Partners
South Fork Heights Limited Partnership

We have audited the accompanying balance sheet of South Fork Heights ]Limited Partnership (a Colorado limited partnership), as of December 31, 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. 'These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued b the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnership as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with, generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form Fml4A 1930-8) Parts I -through III and Project Budget(Form FmHA 1930-7) for year ended December 31, 1994, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Thompson, Derrig & Slovacek, P.C.
Certified Public Accountants

Thompson, Derrig &, Slovacek

Woody Thompson, CPA/CFP
4500 Carter Creek Parkway Suite 201
Gay Vick Craig, CPA
Ronnie Craig, CPA
Alice Monroe , CPA
Marian Rose Varisco, CPA
Sharia Akin CPA
Andrea Derrig, CPA
Bryan Texas 77802
Alline Briers: CPA
Ed Slovacek, CPAICFP
(409)260-9696 - FAX (409)260-9683

Independent Auditor s Report
February 17, 1995
To the Partners
South Fork Heights Limited Partnership

   We have audited the accompanying balance sheets of South Fork Heights Limited Partnership (a Colorado limited partnership), as of December 31, 1994 and 1993 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 28 is presented for purposes of additional analysis and is not a required part of the. basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form Fml4A 1930-8) Parts I through III and Project Budget (Form FMHA 1930-7) for year ended December 31, 1994, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Thompson, DERRIG & SLOVACEK, P.C.
Certified Public Accountants

JAMES KNUTZEN & ASSOCIATES, CPA s, P.A.
SUITE 230
3100 UNIVERSITY BOULEVARD SOUTH
JACKSONVILLE, FLORIDA 32216 (904) 725-5832 FAX (904) 727-6835

MEMBER OF
AMERICAN AND FLORIDA INSTITUTES OF CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners of
Twin Oaks of Allendale, Ltd.

We have audited the accompanying balance sheets of Twin Oaks of Allendale, Ltd. (a Florida Limited Partnership), FMHA Case No.:
46-03-0592894359, as of December 31, 1994 and 1993, and the
related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks of Allendale, Ltd. (a Florida Limited Partnership) as of December 31, 1994 and 1993, and the results of its operations, partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.




James Knutzen    Associates, CPAs P.A.
Jacksonville, Florida
February 9, 1995

Robbins & Gatreau
CERTIFIED PUBLIC ACCOUNTANTS
(A PROFESSIONAL CORPORATION)
CALVIN L. ROBBINS,JR., CPA, CFE
ROBBINS AND GAUTREAU
JOHN C. GAUTREAU, CPA
JEFFREY CURT GAUTREAU, CPA
CORA CRISLER HEAD, CPA


Independent Auditors' Report
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Washington Manor Partnership

  We have audited the accompanying balance sheets of Washington Manor Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and -the related statements of changes in partners I capital, operations, and cash f lows f or 'the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An auditing includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing -the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements ref erred to above present fairly, in all material respects, the financial position of Washington Manor Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Certified Public Accountants
February 15, 1995
Baton Rouge, Louisiana
8641 UNITED PLAZA BLVD., SUITE 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916






Fraley, Miller & Company
Certified Public Accountants
101 Fraley-Miller Plaza Suite 101
Grayson, Kentucky 41143
Telephone (606)474-6608 Fax (606) 474-7094

Partners:       Associates:
Robert A. Fraley    Kim Whitley Horton
Mickey F. Miller    Brenda K. Ball

INDEPENDENT AUDITORS'REPORT

To the Partners of
B B & L Enterprises, Ltd.

We have audited the accompanying balance sheets of B B & L
Enterprises, Ltd. (a Kentucky limited partnership) as of December
31, 1996, 1995, and 1994, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February II, 1997, on our consideration of B B & L Enterprises, Ltd.'s internal control structure and a report dated February 11, 1997, on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B B & L Enterprises, Ltd. as of December 31, 1996, 1995, and 1994, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.


February 11, 1997


Branch Office Located at 374 Main Street,   West Liberty, Kentucky
41472 Telephone (606) 743-7420   Fax (606) 743-7444
FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone:(912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Bowman Village Limited Partnership

We have audited the accompanying balance sheets of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to ex an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1997
Suby, Von Haden & Associates, S.C.
Certified Public Accountants  -  Business and Management
Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Brandywood Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheet of WHEDA Project No. 01 1/001 136 of Brandywood Limited Partnership as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Brandywood Limited Partnership for the year ended December 31, 1995 were audited by other auditors, whose report dated January 19, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WHEDA Project No. 01 1/001 136 of Brandywood Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note J to the financial statements, the partnership has incurred recurring negative cash flows and anticipates that negative cash flows will continue. These factors raise substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.



January 14, 1997


1221 John 0. Hammons Dr.   P.O. Box 44966   Madison, WI 53744-4966

(608) 831-8181 FAX (608) 831-4243    MADISON - MILWAUKEE -
ROCKFORD

Fraley, Miller & Company
Certified Public Accountants
101 Fraley-Miller Plaza Suite 101
Grayson, Kentucky 41143
Telephone (606) 474-6608   Fax (606) 474-7094
Partners:      Associates:
Robert A. Fraley    Kim Whitley Horton
Mickey F. Miller    Brenda K. Ball

INDEPENDENT AUDITORS' REPORT

To the Partners of
Briarwick Apartments, Ltd.

We have audited the accompanying balance sheets of Briarwick Apartments, Ltd. (a Kentucky limited partnership) as of December 31, 1996, 1995, and 1994, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997, on our consideration of Briarwick Apartments, Ltd's internal control structure and a report dated February 17, 1997, on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwick Apartments, Ltd. as of December 31, 1996, 1995, and 1994, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.



February 17, 1997



Branch Office Located at 374 Main Street, West Liberty, Kentucky
41472
Telephone (606) 743-7420    Fax (606) 743-7444
GWEN WARD, P.C.

CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH TEXAS 76107
(817) 336-5880

MEMBER
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

MEMBER
TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report
To the Partners of
Cananche Creek, L.P.

     I have audited the accompanying balance sheets of Cananche Creek, L.P., as of December 31, 1996 and 1995, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cananche Creek, L.P., as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material in relation to the basic financial statements taken as a whole.


Fort Worth, Texas
March 21, 1997

STEWART AND KERR, PA
Certified Public Accountants
6817 Falls of Neuse Road, Suite 106
Raleigh, North Carolina 27615
(919) 676-3115   Fax: (919)676-3866

Robert E. Stewart        Duncan J. Kerr
Jayne D. Jungen          Stanley I. Hofmeister
American Institute of CPAs - North Carolina Association of CPAs

INDEPENDENT AUDITOR S REPORT

To the Partners of Partners
Hunters Park Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Hunters Park Limited Partnership, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Park Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1997 on our consideration of Hunters Park Limited Partnership's internal control structure and a report dated January 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the 1996 and 1995 financial statements taken as a whole. The accompanying information on pages 11-12 is presented for the purpose of additional analysis and is not a required part of the financial statements of Hunters Park Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.
Raleigh, North Carolina
January 17, 1997
SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS
1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY,  FLORIDA 32402
Phone:(904) 785-0261
Fax  (904) 785-0263


INDEPENDENT AUDITORS' REPORT

To the Partner's
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida


     We have audited the accompanying balance sheets of Lakeridge
Apartments of Eufaula, Ltd., Project No: 01-0030592933800, as of
December 31, 1996 and 1995, and the related statements of operations, partnership equity (deficit) and cash flows for the years then ended. These financial statements axe the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits In accordance with generally accepted auditing standards and Government Auditing Standards Issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes mining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also Includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufala, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in Conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary
information presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the account procedures applied In the audit of the basic financial statements and, In our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Panama City, Florida
February 7, 1997



FLOYD & COMPANY
Certified Public Accountant

306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone:(912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Laurel Village Limited Partnership

We have audited the accompanying balance sheets of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1997
McGEE & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Caballos II, Ltd.
and Rural Housing Service

We have audited the accompanying balance sheets of Los Caballos II, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Caballos II, Ltd. as of December 31, 1 996 and 1 995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 17, 1997, on our consideration of the Partnership's internal control structure and a report dated January 17, 1997, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Los Caballos II, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 17, 1997
Farmington, New Mexico

Burke & Rea
Edward T. Burke, C.P.A
Bernard E. Rea,  C.P.A


To the Partners
Nye County Associates
(A California Limited Partnership)
Cheyenne, WY


We have audited the accompanying balance sheets of Nye County
Associates (A
California Limited Partnership), USDA Rural Development Case No. 33-019-680192750, as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nye County Associates (A
California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 25, 1997 on our consideration of Nye County
Associates' internal
control structure and a report dated March 25, 1997 on its compliance with laws and regulations.


Burke & Rea

Stockton, California
March 25, 1997

P.O. Box 4632
Stcokton, CA  95204
Telephone 209/933-9113
Fax 209/933-9115




Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITORIS REPORT


The Partners
Ridgeway Court III, A Limited Partnership
Fargo, North Dakota

We have audited the accompanying balance sheets of Ridgeway Court III, A Limited Partnership, FmHA Project Number: 27-04-411633960, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion..

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeway Court III, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Fargo, North Dakota
February 3, 1997
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

The Partners
RPI Limited Partnership #22
Bloomington, Minnesota

We have audited the accompanying balance sheet of RPI Limited Partnership #22, MHFA Project Number 90-002, as of December 31, 1996, and the related statements of operations, partners, equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of RPI Limited Partnership #22 for the year ended December 31, 1995 were audited by other auditors whose report, dated January 19, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Fargo, North Dakota
January 28, 1997
MUELLER, WALLA & ALBERTSON, PC.
Certified Public Accountants
10714 Manchester Road, Suite 202
Kirkwood, Missouri 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

The Partners
Scott City Associates III, L.P.
Scott City, Missouri

We have audited the accompanying balance sheets of Scott City Associates III, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion'.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott City Associates III, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 14, 1997


Members American Institute Of Certified Public Accountants
Missouri Society Of Certified Public Accountants
GWEN WARD, P.C.

CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH TEXAS 76107
(817) 336-5880

MEMBER
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

MEMBER
TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS
Independent Auditor's Report

To the Partners of
Shawnee Ridge, L.P.

     I have audited the accompanying balance sheets of Shawnee
Ridge, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership, s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opine on, the financial statements ref erred to above present fairly, in all material respects, the financial position of Shawnee Ridge, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 22, 1997
Fort Worth, Texas

I-3

BENDER,WELTMAN,THOMAS & CO.
CERTIFIED PUBLIC ACCCOUNTANTS
1067 NORTH  MASON ROAD. Suite 7
St. LOUIS MO 63141-634l
(314) 576-1350
Fax (314) 576-9650

WILLIAM J. Bender
Joel Weltman
James E. Thomas
Gerald E. McGruder

Independent Auditor s Report

To The Partners
Springfield Housing Associates, L.P.
Springfield, Illinois

We have audited the accompanying balance sheets of Springfield Housing Associates, L.P., a (limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based an our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by the management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Housing Associates, L.P. (a limited partnership), as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Bender, Weltman, Thomas & Co.,  CPA s
February 24, 1997



Members Institute of Certified Public Accountants
Missouri Society of Certified Public Accountants





FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone:(912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Turner Lane Limited Partnership

We have audited the accompanying balance sheets of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows f or the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA



February 28, 1997
Humiston, Skokan, Warren & Eichenberger
A Professional Corporation - Certified Public Accountants
West Des Moines, Iowa

INDEPENDENT AUDITORS' REPORT

To the Partners
Union Baptist Plaza, Limited Partnership
West Des Moines, Iowa

We have audited the accompanying balance sheets of UNION BAPTIST PLAZA, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Baptist Plaza, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




January 13, 1997
SMITH, MILES & COMPANY, L.C.
Certified Public Accountants
1230 AERPORT ROAD
P.O. BOX 1177
Panama City, Florida 32402
Phone:(904) 785-0261  Fax:(904) 785-0263

INDEPENDENT AUDITORS' REPORT

To the Partners
Villas of Lakeridge, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., FMHA Project No: 01-0030592930819, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership I s management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements ref erred to above present fairly, in all material respects, the financial position of Villas of Lakeridge, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is .not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic' financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Panama City, Florida
February 7, 1997
YORK, DILLINGHAM & COMPANY, P.L.L.C.
Certified Public Accountants
P.0. Box 551
1708 Alpine Drive
Columbia, Tennessee 38402-0551
Telephone (615) 388-0517   Fax (615) 381-3440
Branch Offices:
219 N Military Ave. Lawrenceburg, TN   (615) 762-6877
147 Linden Hwy. Centerville, TN  (615) 729-3229
120 N. Second St. Pulaski, TN  (615) 424-9063

Larry W. York      John M. Dillingham
Members: American Institute Of CPAs - Tennessee Society Of
CPAs

INDEPENDENT AUDITORS' REPORT

To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro
Associates, Limited (a Tennessee limited partnership) d/b/a
Waynesboro Village Apartments, FMHA Project No. : 48-091-
621385326, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, FMHA Project No.: 48-091-621385326, as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Waynesboro Associates, Limited's internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Columbia, Tennessee
February 7, 1997
David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Bowman Village Limited Partnership

We have audited the accompanying balance sheets of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners I equity (deficit) and cash f lows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion is fairly presented in all material respects in to the basic financial statements taken as a whole.



Moja, C.P.A.,

March 11, 1996
Savannah, Georgia
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, Texas 76107
(817) 336-5880

Member American Institute of CPAs - Texas Society Of CPAs

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



Fort Worth, Texas
February 20, 1996

SMITH, MILES & COMPANY,  L.C.                           1230
AIRPORT ROAD
CERTIFIED PUBLIC ACCOUNTANTS                        P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone:
    (904) 785-0261

Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT


To the Partners
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida

    We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., FMHA Project No: 01-0030592933800, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the :responsibility of the partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards and Government Auditor Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material :respects in relation to the basic financial statements taken as a whole.




Panama City, Florida

February 9, 1996

McGEE & Associates, P.C.
Certified Public Accountants

Independent Auditors' Report

To the Partners
Los Caballos II, Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Los Caballos II, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Caballos II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1996, on our consideration of the Partnership's internal control structure and a report dated January 20, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Los Caballos II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



January 20, 1996
Farmington, New Mexico
BURKE & REA
Certified Public Accountants

Edward T. Burke, C.P.A.
Bernard E. Rea, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Nye County Associates
(A California Limited Partnership)
Cheyenne, WY

We have audited the accompanying balance sheets of Nye County Associates (A California Limited Partnership), FmHA Case No. 33-019-680192750, as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 1996 on our consideration of Nye County Associates, internal control structure and a report dated March 8, 1996 on its compliance with laws and regulations.




Stockton, California
March 8, 1996

P.O. BOX 4632  STOCKTON, CA 95204   TELEPHONE 209/933-9113   FAX
209/933-9115

Ludvigson, Braun & Co.
ACCOUNTANTS AND AUDITORS
117 NW 3r-d Street
PO. Box 845
Valley City. North Dakota 5BO72-
0845

Telephone: (701) 845-1457
Facsimile: (701) 845-8003
H.B. Ludvigson, CFIA (retired)

Raymond J. Braun. LPA

Muriel G. Haugen, CPA
Connie E. Winkler LPA

JoAnn R. Zerface, CPA

                            INDEPENDENT AUDITORS' REPORT

To the Partners
Prairie West Apartments III, A Limited Partnership West Fargo,
North Dakota


We have audited the accompanying balance sheets of Prairie West Apartments M, A Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prairie West Apartments , A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations, the changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



Valley City, North Dakota
January 24, 1996
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

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





Fargo, North Dakota
January 31, 1996

DIXON, ODOM & CO., L.L.P
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Rockmoor Associates of Banner Elk
Raleigh, North Carolina

We have audited the accompanying balance sheets of Rockmoor Associates of Banner Elk (a limited partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.




January 23, 1996

A member of Moores Rowland International
An association of independent accounting firms throughout the world

1829 Eastchester Drive   P.O. Box 2646     High Point, NC 27261-
2646
910-889-5156   Fax 910-889-6168
Casey, Menden & Co., P.A.
Certified Public Accountants
8000 Town Line Avenue South, Suite 202
Bloomington, Minnesota 55438-1000
(612) 946-7900    Fax (612) 946-7901

Michael A. Casey, C.P.A.      John F. Menden, C.P.A.
Douglas J. Faust, C.P.A.      John C. Nelson, C.P.A.
Donald G. Langewisch, C.P.A.  Janet E. Casey
Paula M. Meidl                Stephen J. Devries
Debra K. Campbell             Michael A. Casey, Jr.
Jennifer A. Caspers
Minnesota Society of CPAs - American Institute of CPAs

INDEPENDENT AUDITOR S REPORT

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

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and OMB Circular A-128, "Audits of State and Local Governments. Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22 as of December 31, 1995 and 1994, and the results of its operations, changes in partners I equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

The supplemental information on pages 10 through 17 is not a required part of the basic financial statements of RPI Limited Partnership #22 but is supplemental information required by the Minnesota Housing Finance Administration. We have applied certain limited procedures, which consisted principally of inquiries of partnership management regarding the methods of measurement and presentation of the supplemental information. However, we did not audit the supplemental information and express no opinion on it.

January 19, 1996
MUELLER & WALLA, P.C.
Certified Public Accountants
10714 Manchester Road, Suite 202
Kirkwood, Missouri 63122
(314) 822-6575

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



Mueller & Walla, P.C.
Certified Public Accountants

February 6, 1996


Members American Institute Of Certified Public Accountants
Missouri Society Of Certified Public Accountants
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, Texas 76107
(817) 336-5880

Member American Institute of CPAs - Texas Society of CPAs

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



Fort Worth, Texas
February 23, 1996
SMITH, MILES & COMPANY,L.C.
CERTIFIED PUBLIC ACOUNTANTS
1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone: (904) 785-0261
Fax: (904) 785-0263

INDEPENDENT AUDITORS' REPORT


To the Partners
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida

    We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., FMHA Project No: 01-0030592933800, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the :responsibility of the partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




Panama City, Florida

February 9, 1996



YORK.  DILLINGHAM & COMPANY.  P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
LARRY W. YORK                         P. 0 BOX 551
JOHN M. DILLINGHAM                   1708 ALPINE DRIVE
                                 COLUMBIA. TENNESSEE 38402-
0551
                                   TELEPHONE (615) 388-0517
                                     FAX (615) 381-3440
MEMBERS:
AMERICAN INSTITUTE OF C.P.A.'S
TENNESSEE SOCIETY OF C.P.A:S

INDEPENDENT AUDITORS' REPORT

BRANCH OFFICES-
219 N MILITARY AVE.. LAWRENCEBURG.  TN
TELEPHONE (615) 762-6877
147 LINDEN HWY.. CENTERVILLE.  TN
TELEPHONE (615) 729-3229
120 N. SECOND ST.. PULASKI, TN
(615) 424-9063

To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro
Associates, Limited (a Tennessee limited partnership) d/b/a
Waynesboro Village Apartments, FMHA Project No. : 48-091-
621385326, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



see
January 26, 1996

-2-









David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

INDEPENDENT AUDITORS'REPORT


To The Partner
Autumn Wood Village Limited Partnership

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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fire of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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



Savannah, Georgia
February 24, 1995
DANIEL G. DRANE
Certified Public Account
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 7561-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Burkesville Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Burkesville Properties, Ltd. (a Kentucky limited partnership), RECDS Project
No.: 20-029-025899601, as of December 31, 1994 and 1993, and the
related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burkesville Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Daniel G. Drane
Certified Public Accountant

March 9, 1995
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

INDEPENDENT AUDITOR S REPORT

To The Partners
Carson Village Limited Partnership

We have audited the accompanying balance sheets of CARSON VILLAGE LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARSON VILLAGE LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Savannah, Georgia
February 24, 1995
DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Clarkson Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Clarkson Properties, Ltd. (a Kentucky limited partnership), RECDS Project
No.: 20-043-0611167952, as of December 31, 1994 and 1993, and the
related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkson Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Daniel G. Drane
Certified Public Accountant

March 9, 1995
DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Evanwood Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Evanwood Properties, Ltd. (a Kentucky limited partnership), RECDS Project
No.: 20-014-0611145803, as of December 31, 1994 and 1993, and the
related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evanwood Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Daniel G. Drane
Certified Public Accountant

March 9, 1995
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

INDEPENDENT AUDITORS  REPORT

To The Partners
Hamilton Village Limited Partnership

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAMILTON VILLAGE LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Savannah, Georgia
February 24, 1995











DIXON ODOM & CO., L.L.P
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Partners
Hunters Park Limited Partnership
Raleigh, North Carolina


    We have audited the accompanying balance sheets of Hunters Park United Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Park Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.



January 12, 1995
Page 1 829 Eastchester Drive

Page
1
    P.O. Box 2646
High Point, NC 27261-2646
910-889-5156, Fax 910-889-6168



David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

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






Savannah, Georgia
February 24, 1995
Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower,
Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Marlboro Place Associates Limited Partnership

We have audited the accompanying balance sheets of Marlboro Place Associates Limited Partnership (a North Carolina Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Marlboro Place Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marlboro Place Associates Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Respectfully

Bradley, Snipes, Gower & Associates, P. A.
Dunn, North Carolina
January 25, 1995

Members/American Institute of CPAs, North Carolina Association of
CPAs
Robbins and Gautreau
Certified Public Accountants
(A Professional Corporation)

Calvin L. Robbins, Jr. CPA, CFE
John C. Gautreau, II, CPA
Jeffrey Curt Gautreu, CPA
Cora Crisler Head, CPA

Independent Auditors Report


To the Partners of
Melville Plaza Partnership

    We have audited the accompanying balance sheets of Melville Plaza Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership I s management. our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant 4-cant estimates made by management, as well as evaluating the overall financial statement. presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the f financial position of Melville Plaza Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash f lows f or -the years then ended in conformity with generally accepted accounting principles.




Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana



8641 UNITED PLAZA BLVD., SUITE 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916

ROBBINS AND GAUTREAU
CALVIN L ROBBINS, JR., CPA, CFE
JOHN C. GAUTREAU, 11, CPA

CERTIFIED PUBLIC ACCOUNTANTS
JEFFREY CURT GAUTREAU, CPA
(A PROFESSIONAL CORPORATION)
CORA CRISLER HEAD, CPA




Independent Auditors' Report


To the Partners of
Oakleigh Partnership

    We have audited the accompanying balance sheets of Oakleigh Partnership (A Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of 'the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing -the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakleigh Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for 'the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 10 to the financial statements, an error in the allocation of partners' capital between the general and limited partners in 1993 was discovered during 1994. Accordingly, the 1994 Statement of Changes in Partners capital has been reinstated to correct that error.



Certified Public Accountants
February 15, 1995
Baton Rouge, Louisiana
8641 UNITED PLAZA BLVD., SUITF, 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916

Robbins & Gattreau
Certified Public Accountants
A Professional Corporation
Independent Auditors' Report


To the Partners of
Oakleigh Partnership

    We have audited the accompanying balance sheets of Oakleigh Partnership (A Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of 'the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing -the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakleigh Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for 'the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 10 to the financial statements, an error in the allocation of partners' capital between the general and limited partners in 1993 was discovered during 1994. Accordingly ,the 1994 Statement of Changes in Partners Capital has been restated to correct 'that error.



Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana


8641 UNITED PLAZA BLVD., Suite, 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916




Robbins & Gattreau
Certified Public Accountants
A Professional Corporation
Independent Auditors' Report


To the Partners of
Oakleigh Partnership

    We have audited the accompanying balance sheets of Oakleigh Partnership (A Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of 'the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing -the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakleigh Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for 'the years then ended in conformity with generally accepted accounting principles.

Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana

8641 UNITED PLAZA BLVD., SUITE, 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916





HOWE AND ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 21, 1995

INDEPENDENT Auditor s REPORT

Partners
PORTALES ESTATES, L.P.


Re: For the Years Ended December 31, 1993 and December 31, 1994


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

Howe and Associates










LUDVIGSON, BRAUN & CO.
Accountants and Auditions
Foss Building
Valley City, North Dakota 58072-0845
Phone 845-1457  Fax 845-8003
P.O. Box 845

R. B. Ludvigson. CPA (Retired)  Raymond J. Braun, LPA
Connie E. Winkler, LPA           Arlie A. Braunberger, CPA
James M. Lochow, CPA            Muriel Haugen, CPA
Joann Zerface, CPA

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



Valley City, North Dakota
January 31, 1995

Humiston, Shokan, Warren, & Eichenberger
A Professional Corporation
Certified Public Accountants
West Des Moines Iowa
INDEPENDENT AUDITORS' REPORT


To the Partners
Union Baptist Plaza, Limited Partnership
West Des Moines, Iowa

    We have audited the accompanying balance sheets of UNION BAPTIST PLAZA, LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Baptist Plaza, Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





January 20, 1995














YORK.  DILLINGHAM & COMPANY.  P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

        LARRY W. YORK            P. 0 BOX 551
      JOHN M. DILLINGHAM      1708 ALPINE DRIVE
                            COLUMBIA. TENNESSEE 38402-0551
                            TELEPHONE (615) 388-0517
                               FAX (615) 381-3440
         MEMBERS:
    AMERICAN INSTITUTE OF C.P.A.'S
    TENNESSEE SOCIETY OF C.P.A:S

INDEPENDENT AUDITORS' REPORT
BRANCH OFFICES-
219 N MILITARY AVE.. LAWRENCEBURG.  TN
TELEPHONE (615) 762-6877
147 LINDEN HWY.. CENTERVILLE.  TN
TELEPHONE (615) 729-3229
120 N. SECOND ST.. PULASKI, TN
(615) 424-9063

To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro
Associates, Limited (a Tennessee limited partnership) d/b/a
Waynesboro Village Apartments, FMHA Project No. : 48-091-
621385326, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Columbia Tennessee
January 20, 1996

Malvin, Riggins & Company, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS AMERICAN INSTITUTE- OF CERTIFIED PUBLIC ACCOUNTANTS &
VIRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
Page 4
INDEPENDENT AUDITOR'S REPORT
To the Partners
Windsor II Limited Partnership

We have audited the accompanying balance sheets of Windsor II Limited Partnership, (a Virginia limited partnership), FMHA Project No: 54-057-541440877, as of December 31, 1994 and 1993,
and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the "U.S. Department of Agriculture Farmers Home Administration Audit Program," issued December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements- An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor II Limited Partnership, FmHA Project No.:54-057-541440877 as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.








FREDERICK B. MALVIN, CPA - JOYCE RIGGINS SCHAFFER, CPA - CAROLYN
J. LUCKADOO, CPA
12350 Jefferson Ave. - Suite 160 - Patrick Henry Corporate Center
- Newport News, VA 23602
Telephone (804) 881-9600 - Facsimile (804) 881-9617

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form 1930-8) Part I for the years ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements- Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Malvin, Riggins & Company,
Certified Public Accountants
Newport News, Virginia
February 3, 1995


































ROBBINS AND GAUTREAU
CERTIFIED PUBLIC ACCOUNTANTS
(A PROFESSIONAL CORPORATION)
CALVIN L ROBBINS, JR., CPA, CFE
CORA CRISLER HEAD, CPA
JOHN C. GAUTREAU, 11, CPA
JEFFREY CURT GAUTREAU, CPA

Independent: Auditors' Report


To the Partners of
Woodcrest Manor, L.P.

    We have audited the accompanying balance sheets of Woodcrest Manor, L. P. (A Mississippi Limited Partnership) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test. basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for- our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Manor, L. P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana

8641 United Plaza Blvd. Suite 202  Baton Rouge, Louisiana 70809
Phone (504) 924-6744  FAX (504) 929-6916


STEWART AMD KERR, PA
Certified Public Accountants
6817 Falls of Neuse Road, Suite 106
Raleigh, North Carolina 27615

(919) 676-3115
Fax (919) 676-3866

MEMBER
------

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NORTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS
--------------------------------------------------------

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


STEWART AND KERR, PA
Page 2

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


Raleigh, North Carolina
February 11, 1996































LITTLE, SHANEYFELT & CO.
Certified Public Accountants
1501 N. University, Suite 300
Little Rock, Arkansas 72207-5232
Telephone (501) 666-2879

INDEPENDENT AUDITOR S REPORT

To the Partners
Beckwood Manor six Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Six Limited Partnership, RHCD Project No. 03-048-0710677265 (the Partnership), as of December 31, 1996 and 1995, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Six Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 16, 1997, on our consideration of the Partnerships internal control structure and a report dated March 16, 1997 on its compliance with laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 9 to 10 is presented for the purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Little, Shaneyfelt & Co.
March 16, 1997
Oscar N. Harris & Associates, P.A.
Certified Public Accountants

OSCAR N. HARRIS, C.P.A.      SHERRY S. JOHNSON, C.P.A.

KENNETH E. MILTON, C.P.A.   CONNIE P. STANCIL, C.P.A.
MEMBERS: American Institute of CPAs - North Carolina Association of CPAs

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Brantwood Lane Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Brantwood Lane Limited Partnership as of December 31, 1996 and 1995, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantwood Lane Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 31, 1997 on our consideration of Brantwood Lane Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules 1, 2, 3, and 4 on pages 13, 14, 15, and 16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants

January 31, 1997
100 EAST CUMBERLAND STREET, P.O. BOX 578,   DUNN, N.C. 28335
(910) 892-1021   FAX (910) 892-6084
CRISP HUGHES & CO., L.L.P
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS' REPORT

To The Partners
Breckenridge Apartments, Limited Partnership

We have audited the accompanying balance sheets of Breckenridge Apartments, Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with gene rally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Apartments, Limited Partnership as of December 31,
1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of Breckenridge Apartments, Limited Partnership's internal control structure and a report dated February 11, 1997 on its compliance with laws and regulations.


February 11, 1997




1 Creekview Court   P.O. Box 25849    Greenville, South Carolina
29616
(864) 288-5544 FAX (864) 458-8519
Other Offices.- Asheville, Boone, Burnsville, Charlotte, Durham,
Sylva, NC

Member of The American Institute of CPAs, The Continental
Association of CPA Firms, Inc., The Intercontinental Accounting
Associates and The North Carolina and South Carolina of CPAs GRAHAM & JENNINGS, PLC
Certified Public Accountants

Harold D. Carter (1931-1993)  Jack G. Jennings
Walter H. Graham              Michael J. Carter

INDEPENDENT AUDITOR S REPORT

To the Partners
Carriage Run Limited Partnership

We have audited the accompanying balance sheets of Carriage Run Limited Partnership (a Virginia limited partnership), FmHA Project
No.: 54-049-621449686, as of December 31, 1996 and 1995, and the
related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carriage Run Limited Partnership, FmHA Project No.: 54-
049621449686, as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note G, Carriage Run Limited Partnership is a defendant in a wrongful death action alleging negligence and claiming compensatory and punitive damages. The ultimate outcome of the lawsuit is not presently determinable. Accordingly, no provision for liability, if any, has been made in the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February  1997
601 Thimble Shoals Boulevard Suite 201 Newport News, Virginia
23606
(757) 873-0767    Fax (757) 873-6938
DIXON, ODOM & CO., L.L.P
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarwood Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Cedarwood Apartments Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarwood Apartments Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Cedarwood Apartments Limited Partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 22, 1997
A member of Moores Rowland International
An Association of independent accounting firms throughout the world

1829 Eastchester Drive P.O. Box 2646 High Point, NC 27261-2646
910-889-5156    Fax 910-889-6168
LAURIE A. LEE
Certified Public Accountant
5446 Birchbrook Court
Las Vegas, Nevada 89120
Telephone:(702) 456-2162

INDEPENDENT AUDITOR S REPORT

To the Partners of
Chaparral Associates:

I have audited the balance sheets of Chaparral Associates, a Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing standards issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued our reports dated February 14, 1997 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

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

February 14, 1997
Member: American Institute Of CPAs - Nevada Society Of CPAs


CRISP HUGHES & CO., L.L.P.

INDEPENDENT AUDITORS' REPORT

To The Partners
Devenwood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Devenwood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes m partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted' auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account' principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devenwood Apartments, A Limited Partnership as of December 31,
1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of Devenwood Apartments, A Limited Partnership's internal control structure and a report dated February 11, 1997 on its compliance with laws and regulations.


February 11, 1997




1 Creekview Court   P.O. Box 25949  Greenville, South Carolina
29616
(864) 288-5544 FAX (864) 458-8519
Other Offices.  Asheville, Boone, Burnsville, Charlotte, Durham,
Sylva, NC

Member of: The American Institute of CPAs, The Continental
Association of CPA Firms, Inc. - The Intercontinental Accounting
Associates and The North Carolina and South Carolina Associates of
CPAs
McGEE & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Franklin Vista 111, Ltd.
and Rural Housing Service

We have audited the accompanying balance sheets of Franklin Vista, III, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista III, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 17, 1997, on our consideration of the Partnership's internal control structure and a report dated January 17, 1997, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Franklin Vista III, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




January 17, 1997
Farmington, New Mexico
FLOYD & COMPANY, CPA
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone: (912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Four Oaks Limited Partnership

We have audited the accompanying balance sheets of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March l6, 1996.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform -the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & company, CPA



February 28, 1997
REGARDIE, BROOKS & LEWIS
Certified Public Accountants
JEROME P. LEWIS, CPA
JESSE A. KAISER, CPA
CHARTERED NATHAN J. ROSEN, CPA
PAUL J. GNATT, CPA
CELSO T MATAAC, JR., CPA
PHILIP R. BAKER. CPA
7101 WISCONSIN AVENUE - BETHESDA, MARYLAND
20814
DOUGLAS A. DOWUNG, CPA
TEL (301) 654-9000
FAX (301) 656-3056
BRIAN J. GIGANTI, CPA
DAVID A. BROOKS, CPA
CONSULTANT
BENJAMIN F. REGARDIE
(1897-1973)
February 21, 1997
INDEPENDENT AUDITOR'S REPORT
To the Partners
Friendship Village Limited Partnership
Bethesda, Maryland

   We have audited the accompanying balance sheets of Friendship village ]Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partnership equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit- to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test- basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendship village Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the' years then ended in conformity with generally accepted accounting principles.

   In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of Friendship Village Limited Partnership's internal control structure and on its compliance with laws and regulations.

Certified Public Accountants
FLOYD & COMPANY, CPA
Certified Public Accountant
306 Commercial Ave, Suite 202
Savannah, Georgia 31406
Phone:(912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT


To the General Partners of
Hillmont Village Limited Partnership

We have audited the accompanying balance sheets of Hillmont
Village Limited Partnership (a Georgia Limited Partnership) as of
December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillmont Village Limited Partnership (a Georgia Limited
Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA



February 28, 1997
Schonwit & Associates
Certified Public Accountant
5 Anton Boulevard, Suite 500
Costa Mesa, California 92626
(714) 437-1025   FAX (714) 957-1678

INDEPENDENT AUDITOR'S REPORT

To the Partners
La Gema Del Barrio, A California Limited Partnership

I have audited the accompanying balance sheet of La Gema Del Barrio, A California Limited Partnership, as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of La Gema Del Barrio, a California Limited Partnership, for the year ended December 31, 1995, as presented herein, were examined by another auditor whose report dated April4, 1996, expressed an unqualified opinion on those financial statements.

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

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of La Gema Del Barrio, A California Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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


SCHONWIT & ASSOCIATES

February 14, 1997
PLANTE MORAN, LLP
Certified Public Accountants - Management Consultants
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200  FAX 517-332-8502

INDEPENDENT AUDITOR S REPORT

To the Partners
Lakeview Meadows Limited
Dividend Housing Association
Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 874, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and its profit and loss, partners' equity, and its cash flows for the. years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997, on our consideration of the Partnership's internal control structure and a report dated February 12, 1997, on its compliance with laws and regulations.


February 12, 1997




A member of Moores Rowland International





Burke & Rea
Edward T. Burke, C.P.A
Bernard E. Rea,  C.P.A


To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California


We have audited the accompanying balance sheets of Maidue
Properties (A
California Limited Partnership), as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1996 and 1995, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opionion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Burke & Rea

Stockton, California
April 4, 1997

P.O. Box 4632
Stcokton, CA  95204
Telephone 209/933-9113
Fax 209/933-9115



H M & R P.C.
CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS'REPORT




 To the Partners
 Montague Place Limited Partnership
 Lansing, Michigan


 We have audited the accompanying balance sheets of Montague Place Limited Partnership (a Michigan limited partnership), FMHA Project. No. 26-079-0382937919 as of December 31, 1996 and
 1995, and the related to
 statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montague Place Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

 Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Henderson, Miller & Robbins, P.C.
Lansing, Michigan
February 4, 1997

HENDERSON, MILLER & ROBBINS, RC. 1375 S. WASHINGTON Ave.  Lansing
MI 48910
517) 372-6565 - FAX (517) 372-6571






LAURIE A. LEE
Certified Public Accountant
5446 Birchbrook Court
Las Vegas, Nevada 89120
Telephone:(702)456-2162

INDEPENDENT AUDITOR S REPORT

To the Partners of
Navapai Associates:

I have audited the balance sheets of Navapai Associates, a Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my reports dated February 14, 1997 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

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


February 14, 1997


Member: American Institute Of CPAs - Nevada Society Of CPAs
FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone:(912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Oakland Village Limited Partnership

We have audited the accompanying balance sheets of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA



February 28, 1997
FRIEDMAN & FULLER, PC
Certified Public Accountants  - Management Consultants
2400 Research Boulevard, Suite 250
Rockville, Maryland 20850-3243
921-8000   Fax (301) 921-4700
E-mail: info@ffgroup.com  URL: http://www.ffgroup.com/

Profitable Ideas for Growing Businesses

INDEPENDENT AUDITOR'S REPORT

To the Partners
Stanardsville Village Limited Partnership
RHS No. 54-48-541523939
North Main Street
Stanardsville, Virginia 22973


We have audited the accompanying balance sheets of Stanardsville
Village Limited Partnership, RHS No. 54-48-541523939 as of
December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards and the Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanardsville Village Limited Partnership, RHS No. 54-48-541523939 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


January 29, 1997
FLOYD & COMPANY, CPA
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone: (912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Summer Lane Limited Partnership

We have audited the accompanying balance sheets of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December
31, 1995 was audited by another independent certified public accountant who expressed and unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA



February 28, 1997
Graham, Carter & Jennings, PLC
Certified Public Accountants

Harold D. Carter (1931-1993)  Jack G. Jennings
Walter H. Graham              Michael J. Carter

INDEPENDENT AUDITOR'S REPORT

To the Partners
Victoria Limited Partnership

We have audited the accompanying balance sheets of Victoria Limited Partnership (a Virginia limited partnership), FmHA Project
No.: 54-067-541518059, as of December 31, 1996 and 1995, and the
related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited Partnership, FmHA Project No.: 54-067-541518059, as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




February 3, 1997


601 Thimble Shoals Boulevard Suite 201   Newport News, Virginia
23606
(757) 873-0767 Fax (757) 873-6938
STANCIL &COMPANY


INDEPENDENT AUDITORS' REPORT



To the Partners of
Village Terrace Limited Partnership
Raleigh, North Carolina


We have audited the balance sheet of Village Terrace Limited Partnership as of December 31, 1996 and the related statements of loss, partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Village Terrace Limited Partnership as of December 31, 1995, were audited by other auditors whose report dated February 2, 1996 and March 1, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Terrace Limited Partnership as of December 31, 1996 and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Raleigh, North Carolina
March 4, 1997
CERTIFIED    PUBLIC     ACCOUNTANTS
MANAGEMENT CONSULTANTS

1055 Dresser Court, Raleigh, North Carolina 27609, Tel: 919/872-
1260 Fax: 919/872-6182
Jack M. Stancil - Reginald L. Dupree - Henry L. White

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Woodfield Commons Limited Partnership

We have audited the accompanying balance sheets of Woodfield Commons Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodfield Commons Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on paces 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Certified Public Accountants

January 15, 1997

2411 N. Hillcrest Parkway, P.O. Box 810, Eau Claire, WI 54702-0810 Phone (715) 832-3425 Fax (715) 832-1665
SADLER & LEBOWITZ
Certified Public Accountants
3000 Marcus Avenue
Lake Success, N.Y. 11042

516-352-0400
Fax 516-352-0494

MEMBERS
-------

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW YORK SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Robert B. Lebowitz, CPA
Melvin R. Sadler, CPA

INDEPENDENT AUDITORS' REPORT
----------------------------
To the Partners
Bridge Coalition Limited Partnership

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


Lake Success, New York
May 1, 1996







LITTLE, SHANEYFELT & CO.
Certified Public Accountants
1501 N. University, Suite 300
Little Rock, Arkansas 72207-5232
Telephone (501) 666-2879

INDEPENDENT AUDITOR'S REPORT

To the Partners
Beckwood Manor Six Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Six Limited Partnership, FMHA Project No. 03-048-0710677265 (the Partnership), as of December 31, 1995 and 1994, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Little, Shaneyfelt & Co.

March 11, 1996








GRAHAM, CARTER & JENNINGS, PLC
CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)
Jack G. Jennings
Walter H. Graham
Michael J. Carter

Independent Auditor's Report

To the Partners
Carriage Run Limited Partnership

We have audited the accompanying balance sheets of Carriage Run Limited Partnership (a Virginia limited partnership), FMHA Project
No.: 54-049-621449686 as of December 31, 1995 and 1994, and the
related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing, Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

February 26, 1996

601 Thimble Shoals Boulevard Suite 201 Newport News, Virginia
23606 (757) 873-0767 Fax (757) 873-6938

LAURIE A. LEE
CERTIFIED PUBLIC ACCOUNTANT
5446 BIRCHBROOK COURT
LAS VECIAS, NEVADA 89120
 TELEPHONE:    (702) 456-2162


INDEPENDENT AUDITOR S REPORT

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

I conducted my audits in accordance with generally accepted auditing standards and Government Auditor s Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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


CRISP
HUGHES
& CO., L.L.P.

Independent Auditors' Report

To The Partners
Devenwood Apartments, A Limited Partnership


We have audited the accompanying balance sheets of Devenwood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the, related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are -the responsibility of the Partnership's management. Our responsibility is to express an o pinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and. with Government Auditing Standards issued by the Comptroller General of the United States., -Those standards require that we, plan and perform the audit -to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit als67 includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devenwood Apartments, A Limited Partnership as of December 31,,
1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 1996 on our consideration of Devenwood Apartments, A Limited Partnership's internal control structure and a report dated March 1, 1996 on its compliance with laws and regulations.



March 1, 1996

2

1 Creekview Court P.O. Box 25849 Greenville, South Carolina 29616
(864) 288-5544 FAX (864) 458-8519
Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham,
Sylva, NC

Member of the American Institute Certified Public Accountants, The Continental Association of CPA Firms, Inc.
The Intercontinental Accounting Associates and The North Carolina and South Carolina Associates of CPA s.

NOVOGRADAC & COMPANY LLP
Certified Public Accountants
Atlanta    Los Angeles   Portland    San Francisco

Michael J. Novogradac   Richard B. Hutchins
Jon E. Krabbenschmidt   Harry Abram
Walter C. McJGill, Jr    Scott J. Hubbard
Stephen B. Tracy

REPORT OF INDEPENDENT AUDITORS

To the General Partner
Haven Park Partners II, A California Limited Partnership

We have audited the accompanying balance sheet of Haven Park Partners II, A California Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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




February 16, 1996




425 Market Street 7th Floor   San Francisco California 94105
Telephone (415) 356-8000  Facsimile (415) 356-8001
NOVOGRADAC & COMPANY LLP
Certified Public Accountants
Atlanta    Los Angeles   Portland    San Francisco

Michael J. Novogradac   Richard B. Hutchins
Jon E. Krabbenschmidt   Harry Abram
Walter C. McJGill, Jr    Scott J. Hubbard
Stephen B. Tracy

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

To the General Partner
Haven Park Partners III, A California Limited Partnership


February 16, 1996

425 Market Street 7th Floor   San Francisco California 94105
Telephone (415) 356-8000      Facsimile (415) 356-8001
NOVOGRADAC & COMPANY LLP
Certified Public Accountants
Atlanta    Los Angeles   Portland    San Francisco

Michael J. Novogradac   Richard B. Hutchins
Jon E. Krabbenschmidt   Harry Abram
Walter C. McJGill, Jr    Scott J. Hubbard
Stephen B. Tracy

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


February 16, 1996



425 Market Street 7th Floor San Francisco California 94105
Telephone (415) 356-8000    Facsimile (415) 356-8001
GRAHAM CARTER & JENNINGS,PLC
CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)
Jack G. Jennings
Walter H. Graham
Michael J. Carter

Independent Auditor's Report

To the Partners
Jarratt Limited Partnership

We have audited the accompanying balance sheets of Jarratt Limited Partnership (a Virginia limited partnership), FMHA Project No.:
55-014-541507373 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

February 26, 1996



       601 Thimble Shoals Boulevard Suite 201 Newport News,
       Virginia 23606 (757) 873-0767 Fax (757) 873-6938




PLANTE MORAN, LLP
Certified Public Accountants - Management Consultants
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200  FAX 517-332-8502

INDEPENDENT AUDITOR S REPORT

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1995 and 1994, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1996, on our consideration of the Partnership's internal control structure and a report dated January 15, 1996, on its compliance with laws and regulations.



January 15, 1996


A member of Moores Rowland International
A worldwide association of independent accounting firms
Tate, Propp, Beggs & Sugimoto
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS' REPORT


To the Partners
Montague Enterprises
A California Limited Partnership

We have audited the accompanying balance sheet of Montague
Enterprises, a California Limited Partnership, as of December 31,
1995. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Montague Enterprises as of December 31, 1995, in conformity with generally accepted accounting principles.



An Accountancy Corporation


May 15, 1996
Sacramento, California



A Professional Corporation
1545 River Park Drive, Suite 375
Sacramento, California 95815
916.929.1006   FAX 916.929.0879
LAURIE A. LEE
Certified Public Accountant
5446 Birchbrook Court
Las Vegas, Nevada 89120
Telephone:     (702) 456-2162

INDEPENDENT AUDITORIS REPORT

To the Partners of
Navapai Associates:

I have audited the balance sheets of Navapai Associates, a Limited Partnership (the Partnership ) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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



February 14, 1996

Member: American Institute and Nevada Society of CPAs



J. Marc Hill
Certified Public Accountant
12700 Preston Road, Suite 185
Dallas, Texas 75230

April 8, 1996

To the Partners of
One Northridge Limited Partnership

INDEPENDENT AUDITOR S REPORT LETTER

I have audited the accompanying balance sheets of One Northridge Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, Gash flows and partners' equity (deficit) for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Northridge Limited Partnership as of December 31, 1995and 1994 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion the basic financial statements taken as a whole. The supplemental information included is for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


J. Marc Hill
Public Accountant
DIXON, ODOM & CO., L.L.P.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pine Ridge Elderly Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 16, 1997


A member of Moores Rowland International
An association of independent accounting firms throughout the world
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
910-889-5156    Fax 910-889-6168
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ROSEWOOD MANOR, LTD. , as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan
February 9, 1996
Bob T. Robinson
Certified Public Accountant
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

To the Partners
Scott Partners, A Louisiana Partnership in Commendam

INDEPENDENT AUDITOR S REPORT

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









Jackson, Mississippi
March 13, 1996
DIXON, ODOM & CO.  L.L.P
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
St. Barnabas Ridge Limited Partnership
d/b/a Snow Hill Ridge Apartments
Raleigh, North Carolina


We have audited the accompanying balance sheet of St. Barnabas Ridge Limited Partnership d/b/a Snow Hill Ridge Apartments as of December 31, 1996 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit The financial statements of St. Barnabas Ridge Limited Partnership as of December 31, 1995 were audited by other auditors whose report dated February 11, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of St. Barnabas Ridge Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of St. Barnabas Ridge Limited Partnership's internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.

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


February 7, 1997

A member of Moores Rowland International
An association of independent accounting firms throughout the world
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
910-889-5156    Fax 910-889-6168
David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Summer Lane Limited Partnership

We have audited the accompanying balance sheets of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

David C. Moja, C.P.A., P.

March 11, 1996
Savannah, Georgia
GRAHAM, CARTER & Jennings, PLC
CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)
Jack G. Jennings
Walter H. Graham
Michael J. Carter

Independent Auditor's Report

To the Partners
Victoria Limited Partnership

We have audited the accompanying balance sheets of Victoria
Limited Partnership (a Virginia limited partnership), FMHA Project No.:
54-067-41518059 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited Partnership, FMHA Project No.: 54-067-541518053, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


February 26, 1996

      601 Thimble Shoals Boulevard Suite 201 Newport News,
      Virginia 23606
       (757) 873-0767 Fax (757) 873-6938

MAHONEY ULBRICH CHRISTIANSEN RUSS P.A.
Certified Public Accountants
Suite 800 Capital Centre
386 North Wabasha
Saint Paul, Minnesota 55102
Telephone  612-227-6695   Fax 612-227-9796

To the Partners
Zinsmaster Limited Partnership
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Zinsmaster Limited Partnership (MHFA Project No. 88-R-029) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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






Saint Paul, Minnesota
January 24, 1996



BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

Ada Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheets of Ada Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-062731398133 as of December 31, 1994 and 1993, and the related statements of operations, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ada Village Apartments, Ltd., as of December 31, 1994 and 1993, and the results of its operations, changes in partners, capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 15 and 16 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, except for the effects of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

BEALL & COMPANY
Certified Public Accountants
Independent Auditor s Report
Fort Smith, Arkansas
January 11, 1995


Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367
Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.           Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.          Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.

John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

To the Partners
Blanchard Seniors Apartments,
A Louisiana Partnership In Commendam
Mansfield, Louisiana

We have compiled the accompanying balance sheets of Blanchard Seniors Apartments, A Louisiana Partnership In Commendam at December 31, 1994 and December 31, 1993, and the related statements of income and partners' capital for the years then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omitted substantially all of the disclosures and the statements of cash flows required by generally accepted accounting principles. If the omitted disclosures and statements of cash flows were included with the financial statements, they might influence the user's conclusions about the partnership's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.




Cole, Evans & Peterson


Oscar N. Harris & Associates, P.A.
Certified Public Accountants

OSCAR N. HARRIS, C.P.A.      SHERRY S. JOHNSON, C.P.A.

KENNETH E. MILTON, C.P.A.   CONNIE P. STANCIL, C.P.A.
MEMBERS: American Institute of CPAs - North Carolina Association of CPAs

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Brantwood Lane Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Brantwood Lane Limited Partnership as of December 31, 1994 and 1993, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. 'Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantwood Lane Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules 11111 and 11211 on pages 12 and 13 are presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
February 26, 1995






CRISP, HUGHES & CO., L.L.P.
Certified Public Accountants And Consultants


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

We conducted our audit in accordance with' generally accepted auditing standards, and with Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance- about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred, to above present fairly, in all material respects, the financial position of Breckenridge Apartments, Limited Partnership as of December 31,
1994 and 1993, and the results of its operations and its cash, flows for the years then ended in conformity, with generally accepted accounting principles.




January 25, 1995

2

1 Creekview Court P.O. Box 25849 Greenville, South Carolina 29616
(864) 288-5544 FAX (864) 458-8519
Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham,
Sylva, NC

Member of The American Institute of Certified Public Accountants,
The Continental Association of CPA Firms,  The Intercontinental
Accounting Associates and the North Carolina and South Carolina
Associates of CPA s





Edmund A. Restivo, Jr. Ltd.
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To the Partners
Carleton Court Limited Partnership
Boston, MA

I have audited the accompanying balance sheets of Carleton Court Limited Partnership as of December 31, 1994, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Carleton Court Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carleton Court Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



DIXON, ODOM & CO., L. L. P
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarwood Apartments Limited Partnership
Raleigh, North Carolina


    We have audited the accompanying balance sheets of Cedarwood Apartments Limited Partnership as of December 31, 1994 and 1993 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarwood Apartments Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.




January 24, 1995
                                    Page 1

A member of Moores                             1829 Eastchester Drive
Rowland International                          P.O. Box 2646
An association of independent                  High Point, NC 27261-2646
accounting firms throughout the world          910-889-5156 Fax 910-889-6168



Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367
Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr.,C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth,C.P.A.
Steven R.Bayer.C.P.A.           Gwendolyn H. Harju, C.P.A.
Timothy R. Durr,C.P.A.          Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.

John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Colorado City Seniors,
  A Limited Partnership
Mansfield, Louisiana

We have audited the accompanying balance sheets of Colorado City Seniors, A Limited Partnership at December 31, 1994 and December 31, 1993, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado City Seniors, A Limited Partnership at December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367
Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr.,C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth,C.P.A.
Steven R.Bayer.C.P.A.           Gwendolyn H. Harju, C.P.A.
Timothy R. Durr,C.P.A.          Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.

John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

To the Partners
Cottonwood Apartments A Louisiana Partnership In Commendam
Mansfield, Louisiana

We have compiled the accompanying balance sheets (income tax basis) of Cottonwood Apartments A Louisiana Partnership In Commendam at December 31, 1994 and December 31, 1993, and the related statements (income tax basis) of income, and partners' capital for the years then ended in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. The financial statements have been prepared on the accounting basis used by the Partnership for federal income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures ordinarily included in financial statements prepared on the income tax basis of accounting. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Partnership's financial position and results of operations. Accordingly, these financial statements are not designed for those who are not informed about such matters.



Cole, Evans & Peterson
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775 - 516 Walnut Street
Gadsden, Alabama 35902
Telephone (205) 543-3707  Fax (205) 543-9800

INDEPENDENT AUDITOR S REPORT

To the Partners
Crystal Springs Associates, Ltd.
Crystal Springs, Mississippi

I have audited die accompanying balance sheets of Crystal Springs Associates, Ltd., a limited partnership, FmHA Project No.: 28-015-630806036 as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence, supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.
I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal Springs Associates, Ltd., FMHA Project No.: 28-015-
630806036 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

'Me audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes 'of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through II for the years ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Gadsden, Alabama

January 27, 1995
BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

Davis Village Apartments, Ltd.
(A Limited Partnership)

Inola, Oklahoma

We have audited the accompanying balance sheets of Davis Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-050-731398137 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davis Village Apartments, Ltd. at December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 14 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 14 and 15 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, except for the effects of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



BEALL & COMPANY
Certified Public Accountants
Fort Smith, Arkansas
January 17, 1995

BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS REPORT


Duncan Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheets of Duncan Village Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-069-731398138, as of December 31, 1994 and 1993 and the related statements of operations, partners, capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller Genera ' 1 of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duncan Village Apartments, Ltd. at December 31, 1994 and 1993, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 13 through 19 is presented for purpose of additional analysis and is not a required part of the basic financial statements. The information presented on pages 13 and 14 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such, does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, except for the effect of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




BEALL & Co.
Certified Public Accountants
Fort Smith, Arkansas
January 17, 1995

David G. Pelliccione, C.P.A., P.C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

INDEPENDENT AUDITORS' REPORT

To The Partners
Edison Village Limited Partnership

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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and performance the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


Savannah, Georgia
February 24, 1995
HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 20, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
EXCELSIOR SPRINGS PROPERTIES, LP
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in @our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

David C. Moja, C.P.A., P.C.
March 11, 1996
Savannah, Georgia
McGee & Associates P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Franklin Vista III, Ltd.
and Farmers Home Administration

We have audited the accompanying balance sheets of Franklin Vista III, Ltd. (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash f lows f or the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista III, Ltd. as of December 31, 1994 and 1993, and the results of its operations and the changes in partners' equity and cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

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





January 20, 1995
Farmington, New Mexico







ROBBINS AND GAUTREAU
Certified Public Accountants
(A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE
John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA
Cora Crisler Head, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Hessmer Village Partnership

We have audited the accompanying balance sheets of Hessmer Village Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hessmer Village Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana



8641 UNITED PLAZA BLVD., SUITE 202 BATON ROUGE, INDIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916



Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367
Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus
William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr.,C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth,C.P.A.
Steven R.Bayer.C.P.A.           Gwendolyn H. Harju, C.P.A.
Timothy R. Durr,C.P.A.          Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.

John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Hughes Springs Seniors Apartments,
A Limited Partnership
Mansfield, Louisiana

We have audited the accompanying balance sheets of Hughes Springs Seniors Apartments, A Limited Partnership at December 31, 1994 and December 31, 1993, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hughes Springs Seniors Apartments, A Limited Partnership at December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson
Malvin, Riggins & Company, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS &
VIRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Page 4

INDEPENDENT AUDITOR S REPORT

To the Partners

Kilmarnock Limited Partnership

We have audited the accompanying balance sheets of Kilmarnock Limited Partnership, (a Virginia limited partnership), FMHA Project No.: S4-063-541475121, as of December 31, 1994 and 1993,
and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the "U.S. Department of Agriculture Farmers Home Administration Audit Program," issued December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation- We believe that our audit provides a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kilmarnock Limited Partnership, FMHA Project No.:54-063-S41475121 as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.








FREDEPICK B. MALVIN, CPA - JOYCE RGGINS SCHAFFER, CPA - CAROLYN J.
LUCKADOO, CPA
12350 Jefferson Ave. - Suite 160 - Patrick Henry Corporate Center
- Newport News, VA 23602
Telephone (804) 881-9600 - Facsimile (804) 881-9617
our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form FMHA 1930-8) Part I for the years ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Malvin, Riggins & Company, P.C.
Certified-Public Accountants
Newport News, Virginia
February 3, 1995
































ROBBINS AND GAUTREAU
Certified Public Accountants
(A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE
John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA
Cora Crisler Head, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Marion Manor Partnership

We have audited the accompanying balance sheets of Marion Manor Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership,' s management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marion Manor Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana


8641 UNITED PLAZA BLVD., SUITE 202 BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744     FAX (504) 929-6916
HM&R P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Montague Place Limited Partnership
Lansing, Michigan


We have audited the accompanying balance sheets of Montague Place Limited Partnership (a Michigan limited partnership), FMHA Project. No. 26-079-0382937919 as of December 31, 1994 and 1993,
and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montague Place Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Henderson, Miller & Robbins, P.C.

Lansing, Michigan
February 14, 1995


HENDERSON, MILLER & ROBBINS, RC. 1375 S. Washington Ave. LANSING,
Ml 48910
(517) 372-6565    Fax (517) 372-6571
ROBBINS AND GAUTREAU
Certified Public Accountants
(A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE
John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA
Cora Crisler Head, CPA

INDEPENDENT AUDITORS'
To the Partners of
Newellton Place Partnership

We have audited the accompanying balance sheets of Newellton Place Partnership (A Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash f lows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newellton Place Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, an error in the allocation of partners' capital between the general and limited partners in 1993 was discovered during 1994. Accordingly the 1994 Statement of Changes in Partners Capital has been restated to correct that error.



Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana


8641 UNITED PLAZA BLVD., SUITE 202    BATON ROUGE, LOUISIANA 70809
PHONE (504) 924-6744 FAX (504) 929-6916
BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

Okemah Village Apartments, Ltd.
(A Limited Partnership)

Inola, Oklahoma

We have audited the accompanying balance sheets of Okemah Village
Apartments, Ltd. (A Limited Partnership), FMHA Project No: 42-054-731398143 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility ,of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Okemah Village Apartments, Ltd. at December 31, 1994 and 1993, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 13 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 13 and 14 excludes fees allocated to property and equipment relating to partnership syndication amounts, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, except for the effects of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



BEALL & COMPANY
Certified Public Accountants
Fort Smith, Arkansas
January 18, 1995

DIXON ODOM & CO., L. L. P
Certified Public Accountants


To the Partners
Pine Ridge Elderly Apartments Limited Partnership
Raleigh, North Carolina


    We have audited the accompanying balance sheets of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


January 12, 1995


A member of Moores Rowland International               1829
Eastchester Drive
An association of independent accounting               P.O. Box
2646
firms throughout the world.                       High Point,
NC 27261-
   2646
                                             910-889-5156
FECTEAU & COMPANY, P.C.
Certified Public Accountants
Advisors of Taxation


INDEPENDENT AUDITORS' REPORT


To the Partners
Schroon Lake Housing Redevelopment Company Rochester, New York

We have audited the accompanying balance sheets of Schroon Lake Housing Redevelopment Company, (a New York Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' equity, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schroon Lake Housing Redevelopment Company as of December 31, 1994 and 1993, in conformity with generally accepted accounting principles.




FECTEAU & COMPANY, P.C.

January 20, 1995
Albany, New York




Executive Woods, 4 Atrium Drive, Albany, NY 12205  (518) 438-7400
FAX (518) 438-7444
Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York state Society of CPA's




HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 22, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
SMITHVILLE PROPERTIES, LP
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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




Howe and Associates, PC
FRIEDMAN & FULLER, PC
Certified Public Accountants - Management Consultants
2400 Research Boulevard, Second Floor
Rockville, Maryland 20850-3243
Telephone (301) 921-8000  Fax (301) 921-4700

Profitable Ideas for Growing Businesses

INDEPENDENT AUDITOR'S REPORT

To the Partners
Stanardsville Village
Limited Partnership
FMHA No. 54-048-0541523939
North Main Street
Stanardsville, Virginia 22973

We have audited the accompanying balance sheets of Stanardsville Village Limited Partnership, FMHA No. 54-048-0541523939 as of December 31, 1994 and 1993, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanardsville Village Limited Partnership, FmHA No. 54-048-
0541523939 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


January 25, 1995

8300 Boone Boulevard  Eighth Floor   Vienna, Virginia  22182
(703) 790-5252

DIXON ODOM & CO.,, L.L.P
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Partners
St. Barnabas Ridge United Partnership
d/b/a Snow Hill Ridge Apartments
Raleigh, North Carolina


    a have audited the accompanying balance sheet of St. Barnabas Ridge United Partnership d/b/a Snow Hill Ridge Apartments as of December 31, 1994 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of St. Barnabas Ridge United Partnership d/b/a Snow Hill Ridge Apartments as of December 31, 1993 were audited by other auditors whose report dated January 18, 1994 expressed an unqualified opinion on those statements.

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

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of St. Barnabas Ridge United Partnership d/b/a Snow Hill Ridge
Apartments as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
January 24, 1995

A member of Moores Rowland International An association of independent accounting firms throughout the world.
1829 Eastchester Drive
P.O. Box 2646
High Point, NC 27261-2646
910-889-5156
Malvin, Riggins & Company. P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS &
VRGINIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

Page 4

INDEPENDENT AUDITOR'S REPORT

To the Partners

Toano III Limited Partnership

We have audited the accompanying balance sheets of Toano III Limited Partnership, (a Virginia limited partnership), FMHA Project No.: 54-058-541440874, as of December 31, 1994 and 1993,
and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the "U.S. Department of Agriculture Farmers Home Administration Audit Program," issued December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toano III Limited Partnership, FMHA Project No.:54-058-541440874 as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles-








FREDERICK B. MALVIN, CPA - JOYCE RIGGINS SCHAFFER, CPA - CAROLYN
J. LUCKADOO, CPA
12350 Jefferson Ave. - Suite 160 - Patrick Henry Corporate Center
- Newport News, VA 23602
Telephone (804) 881-9600 - Facsimile (804) 881-9617

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole- The supplemental information on pages 17 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements- The supplementary information presented in the Year End Report and Analysis (For FMHA 1930-8) Part I for the years ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a who

Malvin, Riggins & Company, P.
Certified Public Accountants
Newport News, Virginia
February 3, 1995

    BERRY, DUNN, McNEIL & PARKER
    CERTIFIED PUBLIC ACCOUNTANTS MANAGEMENT CONSULTANTS

INDEPENDENT AUDITOR'S REPORT



The Partners
Topsham Housing Associates


We have audited the accompanying balance sheet of Topsham Housing Associates, a limited partnership, FMHA Case No. 23-012-016080193 as of December 31, 1994 and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements and additional information of Topsham Housing Associates Limited Partnership as of and for the year ended December 31, 1993, were audited by other auditors whose report dated January 25, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Topsham Housing Associates, a limited partnership, as of December
31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 12 and 13 is presented solely for the use of the Farmers Home Administration Multiple Family Housing Borrower Balance Sheet, form FmHa 1930-8, as of December 31, 1994, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole,


Portland, Maine
February 8, 1995

Offices in:   Bangor, Maine   Portland, Maine  Lebanon, New
Hampshire  Manchester, New Hampshire
JAMES KNUTZEN & ASSOCIATES, C.P.A.'s, PA.
SUITE 230
3100 UNIVERSITY BOULEVARD SOUTH JACKSONVILLE, FLORIDA 32216 (904)
725-5832 FAX (904) 727-6835

James Knutzen. C.P.A. M.B.A.
Christina E. Gibson, C.P.A.
Raju Iyer, C.P.A.
Gregory Korn, C.P.A.
Todd Middelmas, C.P.A.
Wilson Trammell, C.P.A.
MEMBER OF AMERICAN AND FLORIDA
INSTITUTES OF
CERTIFIED PUBLIC ACCOUNTANTS



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







STIENESSEN - SCHLEGEL & CO.
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

To the Partners
Woodfield Commons Limited Partnership

We have audited the accompanying balance sheets of Woodfield Commons Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodfield Commons Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Certified Public Acountants

February 2, 1995



2411 N. Hillcrest Parkway, P.O. Box 810,    Eau Claire, WI 54702-
0810
Phone (715) 832-3425     Fax (715) 832-1665

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                               BALANCE SHEETS


                           March 31, 1997 and 1996


                                                                  Total
                                                  -----------------------------------
                                                         1997               1996
                                                  ----------------    ---------------
                                        ASSETS


INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes B and D)                                $     69,472,764    $    80,065,183


OTHER ASSETS
   Cash and cash equivalents (note E)                    1,725,325          1,862,286
   Notes receivable (note F)                               603,920          1,168,584

   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)          1,238,321          1,286,884
   Organization costs, net of accumulated
   amortization (note A)                                         -              9,828
   Other                                                   342,545          1,093,447
                                                  ----------------    ---------------
                                                  $     73,382,875    $    85,486,212
                                                  ================    ===============


                           LIABILITIES AND PARTNERS  CAPITAL


LIABILITIES
   Accounts payable and accrued expenses          $              -    $        14,877
   Accounts payable - affiliates (note B)               11,654,634          9,118,716
   Capital contributions payable (note C)                  387,098          1,920,536
                                                  ----------------    ---------------
                                                        12,041,732         11,054,129
                                                  ----------------    ---------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of 20,000,000 authorized
       beneficial assignee certificates (BAC),
       $10 stated value, 18,679,738 issued and
       outstanding to the assignees at March 31,
       1997 and 1996                                             -                  -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 18,679,738 issued and
       outstanding at March 31, 1997 and 1996           62,344,445         75,304,476
   General partner                                      (1,003,302)          (872,393)
                                                  ----------------    ---------------
                                                        61,341,143         74,432,083
                                                  ----------------    ---------------
                                                  $     73,382,875    $    85,486,212
                                                  ================    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                         BALANCE SHEETS - CONTINUED


                           March 31, 1997 and 1996


                                                                          Series 7
                                                 -----------------------------------------------
                                                              1997                       1996
                                                   ------------------------  -----------------------


                                                 ASSETS


INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes B and D)                                 $              1,771,367    $             2,897,708


OTHER ASSETS
   Cash and cash equivalents (note E)                                12,008                      4,874
   Notes receivable (note F)                                              -                          -

   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)                           -                          -
   Organization costs, net of accumulated
   amortization (note A)                                                  -                          -
   Other                                                             16,450                     16,450
                                                   ------------------------    -----------------------
                                                   $              1,799,825    $             2,919,032
                                                   ========================    =======================


                                   LIABILITIES AND PARTNERS  CAPITAL


LIABILITIES
   Accounts payable and accrued expenses           $                      -    $                     -
   Accounts payable - affiliates (note B)                           730,326                    590,023
   Capital contributions payable (note C)                                 -                          -
                                                   ------------------------    -----------------------
                                                                    730,326                    590,023
                                                   ------------------------    -----------------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of  20,000,000 authorized
       beneficial assignee certificates (BAC),
       $10 stated value, 1,036,100 issued and
       outstanding to the assignees at March 31,
       1997 and 1996                                                      -                          -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 1,036,100 issued and
       outstanding at March 31, 1997 and 1996                     1,148,730                  2,395,645
   General partner                                                  (79,231)                   (66,636)
                                                   ------------------------    -----------------------
                                                                  1,069,499                  2,329,009
                                                   ------------------------    -----------------------
                                                   $              1,799,825    $             2,919,032
                                                   ========================    =======================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                         BALANCE SHEETS - CONTINUED


                           March 31, 1997 and 1996


                                                                          Series 9
                                                   ---------------------------------------------------
                                                               1997                       1996
                                                   ------------------------    -----------------------


                                                 ASSETS



INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes B and D)                                 $             12,528,610    $            15,204,634


OTHER ASSETS
   Cash and cash equivalents (note E)                               566,836                    658,264
   Notes receivable (note F)                                              -                          -

   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)                      22,182                     23,052
   Organization costs, net of accumulated
   amortization (note A)                                                  -                          -
   Other                                                             14,009                     12,351
                                                   ------------------------    -----------------------
                                                   $             13,131,637    $            15,898,301
                                                   ========================    =======================


                                   LIABILITIES AND PARTNERS  CAPITAL


LIABILITIES
   Accounts payable and accrued expenses           $                      -    $                     -
   Accounts payable - affiliates (note B)                         2,881,376                  2,306,757
   Capital contributions payable (note C)                             4,590                     99,610
                                                   ------------------------    -----------------------
                                                                  2,885,966                  2,406,367
                                                   ------------------------    -----------------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of 20,000,000 authorized
       beneficial assignee certificates (BAC),
       $10 stated value, 4,178,029 issued and
       outstanding to the assignees at March 31,
       1997 and 1996                                                      -                          -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 4,178,029 issued and
       outstanding at March 31, 1997 and 1996                    10,503,554                 13,717,355
   General partner                                                 (257,883)                  (225,421)
                                                   ------------------------    -----------------------
                                                                 10,245,671                 13,491,934
                                                   ------------------------    -----------------------
                                                   $             13,131,637    $            15,898,301
                                                   ========================    =======================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                         BALANCE SHEETS - CONTINUED


                           March 31, 1997 and 1996


                                                                          Series 10
                                                   ---------------------------------------------------
                                                               1997                       1996
                                                   ------------------------    -----------------------


                                                 ASSETS
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes B and D)                                 $              9,224,595    $            10,398,970


OTHER ASSETS
   Cash and cash equivalents (note E)                               144,428                    152,625
   Notes receivable (note F)                                              -                          -

   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)                      87,755                     91,197
   Organization costs, net of accumulated
   amortization (note A)                                                  -                          -
   Other                                                             38,979                     38,979
                                                   ------------------------    -----------------------
                                                   $              9,495,757    $            10,681,771
                                                   ========================    =======================


                                   LIABILITIES AND PARTNERS  CAPITAL


LIABILITIES
   Accounts payable and accrued expenses           $                      -    $                     -
   Accounts payable - affiliates (note B)                         1,983,960                  1,628,452
   Capital contributions payable (note C)                                 -                          -
                                                   ------------------------    -----------------------
                                                                  1,983,960                  1,628,452
                                                   ------------------------    -----------------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of 20,000,000 authorized
       beneficial assignee certificates (BAC),
       $10 stated value, 2,428,925 issued and
       outstanding to the assignees at March 31,
       1997 and 1996                                                      -                          -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 2,428,925 issued and
       outstanding at March 31, 1997 and 1996                     7,647,492                  9,173,599
   General partner                                                 (135,695)                  (120,280)
                                                   ------------------------    -----------------------
                                                                  7,511,797                  9,053,319
                                                   ------------------------    -----------------------
                                                   $              9,495,757    $            10,681,771
                                                   ========================    =======================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                         BALANCE SHEETS - CONTINUED


                           March 31, 1997 and 1996


                                                                          Series 11
                                                   ---------------------------------------------------
                                                               1997                       1996
                                                   ------------------------    -----------------------


                                                 ASSETS


INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes B and D)                                 $             11,085,975    $            10,593,335


OTHER ASSETS
   Cash and cash equivalents (note E)                               307,351                    233,619
   Notes receivable (note F)                                              -                          -

   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)                      44,479                     46,224
   Organization costs, net of accumulated
   amortization (note A)                                                  -                          -
   Other                                                             41,567                     35,844
                                                   ------------------------    -----------------------
                                                   $             11,479,372    $            10,909,022
                                                   ========================    =======================


                                   LIABILITIES AND PARTNERS  CAPITAL


LIABILITIES
   Accounts payable and accrued expenses           $                      -    $                     -
   Accounts payable - affiliates (note B)                         1,300,073                    974,392
   Capital contributions payable (note C)                            27,528                     27,528
                                                   ------------------------    -----------------------
                                                                  1,327,601                  1,001,920
                                                   ------------------------    -----------------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner
   Units of limited partnership interest
       consisting of 20,000,000 authorized
       beneficial assignee certificates (BAC),
       $10 stated value, 2,489,599 issued and
       outstanding to the assignees at March 31,
       1997 and 1996                                                      -                          -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 2,489,599 issued and
       outstanding at March 31, 1997 and 1996                    10,264,938                 10,022,716
   General partner                                                 (113,167)                  (115,614)
                                                   ------------------------    -----------------------
                                                                 10,151,771                  9,907,102
                                                   ------------------------    -----------------------
                                                   $             11,479,372    $            10,909,022
                                                   ========================    =======================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                         BALANCE SHEETS - CONTINUED


                           March 31, 1997 and 1996


                                                                          Series 12
                                                   ---------------------------------------------------
                                                               1997                       1996
                                                   ------------------------    -----------------------


                                                 ASSETS


INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes B and D)                                 $             11,946,248    $            13,899,593


OTHER ASSETS
   Cash and cash equivalents (note E)                                 8,532                    167,568
   Notes receivable (note F)                                         60,336                          -
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)                     339,579                    352,896
   Organization costs, net of accumulated
   amortization (note A)                                                  -                          -
   Other                                                             55,986                     52,141
                                                   ------------------------    -----------------------
                                                   $             12,410,681    $            14,472,198
                                                   ========================    =======================


                                   LIABILITIES AND PARTNERS  CAPITAL


LIABILITIES
   Accounts payable and accrued expenses           $                      -    $                     -
   Accounts payable - affiliates (note B)                         1,628,384                  1,245,117
   Capital contributions payable (note C)                            11,405                     87,835
                                                   ------------------------    -----------------------
                                                                  1,639,789                  1,332,952
                                                   ------------------------    -----------------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of 20,000,000 authorized
       beneficial assignee certificates (BAC),
       $10 stated value, 2,972,795 issued and
       outstanding to the assignees at March 31,
       1997 and 1996                                                      -                          -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 2,972,795 issued and
       outstanding at March 31, 1997 and 1996                    10,920,442                 13,265,112
   General partner                                                 (149,550)                  (125,866)
                                                   ------------------------    -----------------------
                                                                 10,770,892                 13,139,246
                                                   ------------------------    -----------------------
                                                   $             12,410,681    $            14,472,198
                                                   ========================    =======================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                         BALANCE SHEETS - CONTINUED


                           March 31, 1997 and 1996


                                                                          Series 14
                                                   ---------------------------------------------------
                                                               1997                       1996
                                                   ------------------------    -----------------------


                                                 ASSETS


INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes B and D)                                 $             22,915,969    $            27,070,943


OTHER ASSETS
   Cash and cash equivalents (note E)                               686,170                    645,336
   Notes receivable (note F)                                        543,584                  1,168,584
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)                     744,326                    773,515
   Organization costs, net of accumulated
   amortization (note A)                                                  -                      9,828
   Other                                                            175,554                    937,682
                                                   ------------------------    -----------------------
                                                   $             25,065,603    $            30,605,888
                                                   ========================    =======================


                                   LIABILITIES AND PARTNERS  CAPITAL


LIABILITIES
   Accounts payable and accrued expenses           $                      -    $                14,877
   Accounts payable - affiliates (note B)                         3,130,515                  2,373,975
   Capital contributions payable (note C)                           343,575                  1,705,563
                                                   ------------------------    -----------------------
                                                                  3,474,090                  4,094,415
                                                   ------------------------    -----------------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of 20,000,000 authorized
       beneficial assignee certificates (BAC),
       $10 stated value, 5,574,290 issued and
       outstanding to the assignees at March 31,
       1997 and 1996                                                      -                          -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 5,574,290 issued and
       outstanding at March 31, 1997 and 1996                    21,859,289                 26,730,049
   General partner                                                 (267,776)                  (218,576)
                                                   ------------------------    -----------------------
                                                                 21,591,513                 26,511,473
                                                   ------------------------    -----------------------
                                                   $             25,065,603    $            30,605,888
                                                   ========================    =======================


                      See notes to financial statements

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                          STATEMENTS OF OPERATIONS


                  Years ended March 31, 1997, 1996 and 1995


                                                                            Total
                                               -----------------------------------------------------------
                                                        1997                1996                 1995
                                               ------------------   -----------------    -----------------
Income
   Interest income                             $          155,501   $          65,468    $          72,623
   Miscellaneous income                                         -                   -                6,100
                                               ------------------   -----------------    -----------------
                                                          155,501              65,468               78,723
                                               ------------------   -----------------    -----------------

Share of losses from operating limited
   partnerships (note A)                              (10,464,997)        (12,992,069)        (14,053,018)
                                               ------------------   -----------------    -----------------
Expenses
   Professional fees                                      315,326             221,999              216,816
   Partnership management fee (note B)                  2,273,826           2,356,546            2,296,779
   Amortization (note A)                                   58,391             109,832              117,259
   General and administrative expenses (note B)           133,901             163,958              245,194
                                               ------------------   -----------------    -----------------
                                                        2,781,444           2,852,335            2,876,048
                                               ------------------   -----------------    -----------------
                                               $      (13,090,940)  $     (15,778,936)   $    (16,850,343)
                                               ==================   =================    =================
Net loss allocated to general partner          $         (130,909)  $        (157,789)   $       (168,503)
                                               ==================   =================    =================
Net loss allocated to assignees                $      (12,960,031)  $     (15,621,147)   $    (16,681,840)
                                               ==================   =================    =================
Net loss per BAC                               $            (0.69)  $           (0.84)   $          (0.89)
                                               ==================   =================    =================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF OPERATIONS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 7
                                               -----------------------------------------------------------
                                                        1997                1996                 1995
                                               ------------------   -----------------    -----------------
Income
   Interest income                             $              222   $             216    $             429
   Miscellaneous income                                         -                   -                  650
                                               ------------------   -----------------    -----------------
                                                              222                 216                1,079
                                               ------------------   -----------------    -----------------

Share of losses from operating limited
   partnerships (note A)                               (1,126,341)           (867,319)           (839,141)
                                               ------------------   -----------------    -----------------
Expenses
   Professional fees                                       20,369              19,823               18,723
   Partnership management fee (note B)                    106,774             107,256              108,653
   Amortization (note A)                                        -                   -                3,133
   General and administrative expenses (note B)             6,248               6,650               11,644
                                               ------------------   -----------------    -----------------
                                                          133,391             133,729              142,153
                                               ------------------   -----------------    -----------------
                                               $       (1,259,510)  $      (1,000,832)   $        (980,215)
                                               ==================   =================    =================
Net loss allocated to general partner          $          (12,595)  $         (10,008)   $          (9,802)
                                               ==================   =================    =================
Net loss allocated to assignees                $       (1,246,915)  $        (990,824)   $        (970,413)
                                               ==================   =================    =================
Net loss per BAC                               $            (1.20)  $           (0.96)   $           (0.94)
                                               ==================   =================    =================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF OPERATIONS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 9
                                               -----------------------------------------------------------
                                                        1997                1996                 1995
                                               ------------------   -----------------    -----------------
Income
   Interest income                             $           17,468   $          25,217    $          12,715
   Miscellaneous income                                         -                   -                1,150
                                               ------------------   -----------------    -----------------
                                                           17,468              25,217               13,865
                                               ------------------   -----------------    -----------------
Share of losses from operating limited
   partnerships (note A)                               (2,660,814)         (2,777,350)          (3,302,891)
                                               ------------------   -----------------    -----------------
Expenses
   Professional fees                                       36,729              35,155               37,350
   Partnership management fee (note B)                    539,985             560,971              544,340
   Amortization (note A)                                      870                 870               14,858
   General and administrative expenses (note B)            25,333              31,497               49,687
                                               ------------------   -----------------    -----------------
                                                          602,917             628,493              646,235
                                               ------------------   -----------------    -----------------
                                               $       (3,246,263)  $      (3,380,626)   $      (3,935,261)
                                               ==================   =================    =================
Net loss allocated to general partner          $          (32,462)  $         (33,806)   $         (39,353)
                                               ==================   =================    =================
Net loss allocated to assignees                $       (3,213,801)  $      (3,346,820)   $      (3,895,908)
                                               ==================   =================    =================
Net loss per BAC                               $            (0.77)  $           (0.80)   $           (0.93)
                                               ==================   =================    =================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF OPERATIONS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 10
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Income
   Interest income                                $          3,951    $         4,445    $         4,067
   Miscellaneous income                                          -                  -                950
                                                  ----------------    ---------------    ---------------
                                                             3,951              4,445              5,017
                                                  ----------------    ---------------    ---------------
Share of losses from operating limited
   partnerships (note A)                                (1,166,928)        (1,426,332)        (1,631,850)
                                                  ----------------    ---------------    ---------------
Expenses
   Professional fees                                        30,509             30,562             31,623
   Partnership management fee (note B)                     324,407            343,505            322,413
   Amortization (note A)                                     3,442             10,407             16,717
   General and administrative expenses (note B)             20,187             23,542             37,434
                                                  ----------------    ---------------    ---------------
                                                           378,545            408,016            408,187
                                                  ----------------    ---------------    ---------------
                                                  $     (1,541,522)   $    (1,829,903)   $    (2,035,020)
                                                  ================    ===============    ===============
Net loss allocated to general partner             $        (15,415)   $       (18,299)   $       (20,350)
                                                  ================    ===============    ===============
Net loss allocated to assignees                   $     (1,526,107)   $    (1,811,604)   $    (2,014,670)
                                                  ================    ===============    ===============
Net loss per BAC                                  $          (0.63)   $         (0.75)   $         (0.83)
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF OPERATIONS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                        Series 11
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Income
   Interest income                                $          5,692    $         4,570    $         4,869
   Miscellaneous income                                          -                  -                450
                                                  ----------------    ---------------    ---------------
                                                             5,692              4,570              5,319
                                                  ----------------    ---------------    ---------------
Share of income (losses) from operating
   limited partnerships (note A)                           579,030         (1,621,193)        (1,766,133)
                                                  ----------------    ---------------    ---------------
Expenses
   Professional fees                                        30,044             29,212             30,864
   Partnership management fee (note B)                     291,053            284,604            298,436
   Amortization (note A)                                     1,745             10,109             16,729
   General and administrative expenses (note B)             17,211             20,329             29,243
                                                  ----------------    ---------------    ---------------
                                                           340,053            344,254            375,272
                                                  ----------------    ---------------    ---------------
                                                  $        244,669    $    (1,960,877)   $    (2,136,086)
                                                  ================    ===============    ===============
Net income (loss) allocated to general partner    $          2,447    $       (19,609)   $       (21,361)
                                                  ================    ===============    ===============
Net income (loss) allocated to assignees          $        242,222    $    (1,941,268)   $    (2,114,725)
                                                  ================    ===============    ===============
Net income (loss) per BAC                         $          (0.10)   $         (0.78)   $         (0.85)
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF OPERATIONS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 12
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Income
   Interest income                                $          2,674    $         4,804    $         7,012
   Miscellaneous income                                          -                  -              1,025
                                                  ----------------    ---------------    ---------------
                                                             2,674              4,804              8,037
                                                  ----------------    ---------------    ---------------
Share of losses from operating limited
   partnerships (note A)                                (1,939,765)        (2,179,426)        (2,227,692)
                                                  ----------------    ---------------    ---------------
Expenses
   Professional fees                                        46,798             36,776             35,245
   Partnership management fee (note B)                     347,953            353,184            359,903
   Amortization (note A)                                    13,317             19,944             26,509
   General and administrative expenses (note B)             23,195             27,052             39,612
                                                  ----------------    ---------------    ---------------
                                                           431,263            436,956            461,269
                                                  ----------------    ---------------    ---------------
                                                  $     (2,368,354)   $    (2,611,578)   $    (2,680,924)
                                                  ================    ===============    ===============
Net loss allocated to general partner             $        (23,684)   $       (26,116)   $       (26,809)
                                                  ================    ===============    ===============
Net loss allocated to assignees                   $     (2,344,670)   $    (2,585,462)   $    (2,654,115)
                                                  ================    ===============    ===============
Net loss per BAC                                  $          (0.79)   $         (0.87)   $         (0.89)
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF OPERATIONS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 14
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Income
   Interest income                                $        125,494    $        26,216    $        43,531
   Miscellaneous income                                          -                  -              1,875
                                                  ----------------    ---------------    ---------------
                                                           125,494             26,216             45,406
                                                  ----------------    ---------------    ---------------
Share of losses from operating limited
   partnerships (note A)                                (4,150,179)        (4,120,449)        (4,285,311)
                                                  ----------------    ---------------    ---------------
Expenses
   Professional fees                                       150,877             70,471             63,011
   Partnership management fee (note B)                     663,654            707,026            663,034
   Amortization (note A)                                    39,017             68,502             39,313
   General and administrative expenses (note B)             41,727             54,888             77,574
                                                  ----------------    ---------------    ---------------
                                                           895,275            900,887            842,932
                                                  ----------------    ---------------    ---------------
                                                  $     (4,919,960)   $    (4,995,120)   $    (5,082,837)
                                                  ================    ===============    ===============
Net loss allocated to general partner             $        (49,200)   $       (49,951)   $       (50,828)
                                                  ================    ===============    ===============
Net loss allocated to assignees                   $     (4,870,760)   $    (4,945,169)   $    (5,032,009)
                                                  ================    ===============    ===============
Net loss per BAC                                  $          (0.87)   $         (0.89)   $         (0.90)
                                                  ================    ===============    ===============


                      See notes to financial statements

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                  Years ended March 31, 1997, 1996 and 1995


                      Total                           Assignees       General partner         Total
-------------------------------------------       ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1994       $    107,607,463    $      (546,101)   $   107,061,362


Net loss                                               (16,681,840)          (168,503)       (16,850,343)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1995             90,925,623           (714,604)        90,211,019


Net loss                                               (15,621,147)          (157,789)       (15,778,936)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1996             75,304,476           (872,393)        74,432,083


Net loss                                               (12,960,031)          (130,909)       (13,090,940)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1997       $     62,344,445    $    (1,003,302)   $    61,341,143
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                    Series 7                          Assignees       General partner         Total
-------------------------------------------       ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1994       $      4,356,882    $       (46,826)   $     4,310,056


Net loss                                                  (970,413)            (9,802)          (980,215)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1995              3,386,469            (56,628)         3,329,841


Net loss                                                  (990,824)           (10,008)        (1,000,832)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1996              2,395,645            (66,636)         2,329,009


Net loss                                                (1,246,915)           (12,595)        (1,259,510)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1997       $      1,148,730    $       (79,231)   $     1,069,499
                                                  ================    ===============    ===============

                    Series 9                          Assignees       General partner         Total
-------------------------------------------       ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1994       $     20,960,083    $      (152,262)   $    20,807,821


Net loss                                                (3,895,908)           (39,353)        (3,935,261)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1995             17,064,175           (191,615)        16,872,560


Net loss                                                (3,346,820)           (33,806)        (3,380,626)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1996             13,717,355           (225,421)        13,491,934


Net loss                                                (3,213,801)           (32,462)        (3,246,263)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1997       $     10,503,554    $      (257,883)   $    10,245,671
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                    Series 10                         Assignees       General partner         Total
-------------------------------------------       ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1994       $     12,999,873    $       (81,631)   $    12,918,242


Net loss                                                (2,014,670)           (20,350)        (2,035,020)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1995             10,985,203           (101,981)        10,883,222


Net loss                                                (1,811,604)           (18,299)        (1,829,903)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1996              9,173,599           (120,280)         9,053,319


Net loss                                                (1,526,107)           (15,415)        (1,541,522)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1997       $      7,647,492    $      (135,695)   $     7,511,797
                                                  ================    ===============    ===============

                    Series 11                         Assignees       General partner         Total
-------------------------------------------       ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1994       $     14,078,709    $       (74,644)   $    14,004,065


Net loss                                                (2,114,725)           (21,361)        (2,136,086)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1995             11,963,984            (96,005)        11,867,979


Net loss                                                (1,941,268)           (19,609)        (1,960,877)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1996             10,022,716           (115,614)         9,907,102


Net income                                                 242,222              2,447            244,669
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1997       $     10,264,938    $      (118,167)   $    10,151,771
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                   Series 12                          Assignees       General partner         Total
-------------------------------------------       ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1994       $     18,504,689    $       (72,941)   $    18,431,748


Net loss                                                (2,654,115)           (26,809)        (2,680,924)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1995             15,850,574            (99,750)        15,750,824


Net loss                                                (2,585,462)           (26,116)        (2,611,578)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1996             13,265,112           (125,866)        13,139,246


Net loss                                                (2,344,670)           (23,684)        (2,368,354)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1997       $     10,920,442    $      (149,550)   $    10,770,892
                                                  ================    ===============    ===============

                    Series 14                         Assignees       General partner         Total
-------------------------------------------       ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1994       $     36,707,227    $      (117,797)   $    36,589,430


Net loss                                                (5,032,009)           (50,828)        (5,082,837)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1995             31,675,218           (168,625)        31,506,593


Net loss                                                (4,945,169)           (49,951)        (4,995,120)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1996             26,730,049           (218,576)        26,511,473


Net loss                                                (4,870,760)           (49,200)        (4,919,960)
                                                  ----------------    ---------------    ---------------
Partners  capital (deficit), March 31, 1997       $     21,859,289    $      (267,776)   $    21,591,513
                                                  ================    ===============    ===============


                      See notes to financial statements

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                          STATEMENTS OF CASH FLOWS


                  Years ended March 31, 1997, 1996 and 1995


                                                                            Total
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Cash flows from operating activities
   Net loss                                       $    (13,090,940)   $   (15,778,936)   $   (16,850,343)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Distribution from operating limited
   partnerships                                            106,453            101,256             55,360

   Share of losses from operating limited
       partnerships                                     10,464,997         12,992,069         14,053,018
   Amortization                                             58,391            109,832            117,259
   Changes in assets and liabilities
   Accounts payable and accrued expenses                 2,521,041          2,492,807          2,532,623
   Prepaid expenses                                              -                  -             11,084
   Other assets                                              2,297            415,503            (11,793)
                                                  ----------------    ---------------    ---------------

   Net cash provided by (used in) operating
       activities                                           62,239            332,531            (92,792)
                                                  ----------------    ---------------    ---------------
Cash flows from investing activities

   Acquisition costs paid for operating limited
       partnerships                                              -                  -             (9,216)

   Capital contributions paid to operating
       limited partnerships                               (620,884)          (768,934)        (1,839,134)

   Deposits for purchases of operating limited
       partnerships                                              -                  -            242,205

   Repayment from (advance to) operating
       limited partnerships                                421,684                  -            401,272
   Decrease (increase) in investments                            -                  -          1,775,612

   Proceeds from repurchase of operating
       limited partnership interest                              -                  -            190,001
                                                  ----------------    ---------------    ---------------

   Net cash provided by (used in) investing
       activities                                         (199,200)          (768,934)           760,740
                                                  ----------------    ---------------    ---------------

   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                        (136,961)          (436,403)           667,948


Cash and cash equivalents, beginning                     1,862,286          2,298,689          1,630,741
                                                  ----------------    ---------------    ---------------
Cash and cash equivalents, end                    $      1,725,325    $     1,862,286    $     2,298,689
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                            Total
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has increased its
       investments in operating limited
       partnerships for unpaid capital
       contributions due to the operating
       limited partnerships                       $              -    $             -    $       787,615
                                                  ================    ===============    ===============
   The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated                      $          8,572    $        60,116    $        78,792
                                                  ================    ===============    ===============
    The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated           $         20,969    $        26,305    $        51,995
                                                  ================    ===============    ===============
    The partnership has applied deposits for
       purchases of operating limited
       partnerships against installments of
       capital contributions                      $              -    $             -    $        81,084
                                                  ================    ===============    ===============
   The partnership has applied notes receivable
       and advances against installments of
       capital contributions                      $        902,811    $             -    $             -
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 7
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Cash flows from operating activities
   Net loss                                       $     (1,259,510)   $    (1,000,832)   $      (980,215)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Distribution from operating limited
   partnerships                                                  -              2,258                  -
   Share of losses from operating limited
       partnerships                                      1,126,341            867,319            839,141
   Amortization                                                  -                  -              3,133
   Changes in assets and liabilities
   Accounts payable and accrued expenses                   140,303            122,085            128,494
   Prepaid expenses                                              -                  -                  -
   Other assets                                                  -                  -                  -
                                                  ----------------    ---------------    ---------------

   Net cash provided by (used in) operating
       activities                                            7,134             (9,170)            (9,447)
                                                  ----------------    ---------------    ---------------
Cash flows from investing activities

   Acquisition costs paid for operating limited
       partnerships                                              -                  -                  -

   Capital contributions paid to operating
       limited partnerships                                      -                  -             (1,378)

   Deposits for purchases of operating limited
       partnerships                                              -                  -                  -

   Repayment from (advance to) operating
       limited partnerships                                      -                  -                  -
   Decrease (increase) in investments                            -                  -                  -

   Proceeds from repurchase of operating
       limited partnership interest                              -                  -                  -
                                                  ----------------    ---------------    ---------------
   Net cash provided by (used in) investing
       activities                                                -                  -             (1,378)
                                                  ----------------    ---------------    ---------------
   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                           7,134             (9,170)           (10,825)


Cash and cash equivalents, beginning                         4,874             14,044             24,869
                                                  ----------------    ---------------    ---------------
Cash and cash equivalents, end                    $         12,008    $         4,874    $        14,044
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 7
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------    ---------------
Supplemental schedule of noncash investing and
financing activities


   The partnership has increased its
       investments in operating limited
       partnerships for unpaid capital
       contributions due to the operating
       limited partnerships                       $              -    $             -    $             -
                                                  ================    ===============    ===============

   The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated                      $              -    $             -    $        15,248
                                                  ================    ===============    ===============
   The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated           $              -    $             -    $             -
                                                  ================    ===============    ===============
   The partnership has applied deposits for
       purchases of operating limited
       partnerships against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============    ===============

   The partnership has applied notes receivable
       and advances against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============    ===============


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 9
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Cash flows from operating activities
   Net loss                                       $     (3,246,263)   $    (3,380,626)   $    (3,935,261)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Distribution from operating limited
   partnerships                                              4,980              4,554              5,845
   Share of losses from operating limited
       partnerships                                      2,660,814          2,777,350          3,302,891
   Amortization                                                870                870             14,858
   Changes in assets and liabilities
   Accounts payable and accrued expenses                   574,619            584,663            554,924
   Prepaid expenses                                              -                  -              3,200
   Other assets                                                  -             82,981             86,522
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) operating
       activities                                           (4,980)            69,792             32,979
                                                  ----------------    ---------------   ----------------
Cash flows from investing activities

   Acquisition costs paid for operating limited
       partnerships                                              -                  -                  -

   Capital contributions paid to operating
       limited partnerships                                (86,448)          (124,017)          (500,371)

   Deposits for purchases of operating limited
       partnerships                                              -                  -                  -

   Repayment from (advance to) operating
       limited partnerships                                      -                  -                  -
   Decrease (increase) in investments                            -                  -            794,961

   Proceeds from repurchase of operating
       limited partnership interest                              -                  -                  -
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) investing
       activities                                          (86,448)          (124,017)           294,590
                                                  ----------------    ---------------   ----------------

   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                         (91,428)           (54,225)           327,569


Cash and cash equivalents, beginning                       658,264            712,489            384,920
                                                  ----------------    ---------------   ----------------
Cash and cash equivalents, end                    $        566,836    $       658,264    $       712,489
                                                  ================    ===============   ================


                               (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 9
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Supplemental schedule of noncash investing and
financing activities


   The partnership has increased its
       investments in operating limited
       partnerships for unpaid capital
       contributions due to the operating
       limited partnerships                       $              -    $             -    $        14,566
                                                  ================    ===============   ================
   The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated                      $          8,572    $        32,046    $        53,025
                                                  ================    ===============   ================
   The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated           $         10,230    $             -    $             -
                                                  ================    ===============   ================
   The partnership has applied deposits for
       purchases of operating limited
       partnerships against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has applied notes receivable
       and advances against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                         Series 10
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Cash flows from operating activities
   Net loss                                       $     (1,541,522)   $    (1,829,903)   $    (2,035,020)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Distribution from operating limited
   partnerships                                              7,447                947              7,691
   Share of losses from operating limited
       partnerships                                      1,166,928          1,426,332          1,631,850
   Amortization                                              3,442             10,407             16,717
   Changes in assets and liabilities
   Accounts payable and accrued expenses                   355,508            371,404            355,512
   Prepaid expenses                                              -                  -              3,476
   Other assets                                                  -                265             71,245
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) operating
       activities                                           (8,197)           (20,548)            51,471
                                                  ----------------    ---------------   ----------------
Cash flows from investing activities
   Acquisition costs paid for operating limited
       partnerships                                              -                  -                  -
   Capital contributions paid to operating
       limited partnerships                                      -            (10,014)          (134,401)
   Deposits for purchases of operating limited
       partnerships                                              -                  -                  -
   Repayment from (advance to) operating
       limited partnerships                                      -                  -                  -
   Decrease (increase) in investments                            -                  -             67,928
   Proceeds from repurchase of operating
       limited partnership interest                              -                  -                  -
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) investing
       activities                                                -            (10,014)           (66,473)
                                                  ----------------    ---------------   ----------------
   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                          (8,197)           (30,562)           (15,002)


Cash and cash equivalents, beginning                       152,625            183,187            198,189
                                                  ----------------    ---------------   ----------------
Cash and cash equivalents, end                    $        144,428    $       152,625    $       183,187
                                                  ================    ===============   ================

                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 10
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Supplemental schedule of noncash investing and
financing activities



   The partnership has increased its
       investments in operating limited
       partnerships for unpaid capital
       contributions due to the operating
       limited partnerships                       $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated                      $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated           $              -    $             -    $        17,540
                                                  ================    ===============   ================
   The partnership has applied deposits for
       purchases of operating limited
       partnerships against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has applied notes receivable
       and advances against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 11
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Cash flows from operating activities
   Net income (loss)                              $        244,669    $    (1,960,877)   $    (2,136,086)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
   Distribution from operating limited
   partnerships                                             80,667             90,443              7,854

   Share of income (losses) from operating
       limited partnerships                               (579,030)         1,621,193          1,766,133
   Amortization                                              1,745             10,109             16,729
   Changes in assets and liabilities
   Accounts payable and accrued expenses                   325,681            325,679            325,678
   Prepaid expenses                                              -                  -                  -
   Other assets                                                  -                  -              3,101
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) operating
       activities                                           73,732             86,547            (16,591)
                                                  ----------------    ---------------   ----------------
Cash flows from investing activities
   Acquisition costs paid for operating limited
       partnerships                                              -                  -                  -
   Capital contributions paid to operating
       limited partnerships                                      -                  -           (223,655)
   Deposits for purchases of operating limited
       partnerships                                              -                  -                  -
   Repayment from (advance to) operating
       limited partnerships                                      -                  -                  -
   Decrease (increase) in investments                            -                  -                  -
   Proceeds from repurchase of operating
       limited partnership interest                              -                  -            190,001
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) investing
       activities                                                -                  -            (33,654)
                                                  ----------------    ---------------   ----------------
   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                          73,732             86,547            (50,245)


Cash and cash equivalents, beginning                       233,619            147,072            197,317
                                                  ----------------    ---------------   ----------------
Cash and cash equivalents, end                    $        307,351    $       233,619    $       147,072
                                                  ================    ===============   ================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 11
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Supplemental schedule of noncash investing and
financing activities


   The partnership has increased its
       investments in operating limited
       partnerships for unpaid capital
       contributions due to the operating
       limited partnerships                       $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated                      $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated           $          5,723    $        11,446    $        14,606
                                                  ================    ===============   ================
   The partnership has applied deposits for
       purchases of operating limited
       partnerships against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has applied notes receivable
       and advances against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 12
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Cash flows from operating activities
   Net loss                                       $     (2,368,354)   $    (2,611,578)   $    (2,680,924)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Distribution from operating limited
   partnerships                                              9,735              1,087                482
   Share of losses from operating limited
       partnerships                                      1,939,765          2,179,426          2,227,692
   Amortization                                             13,317             19,944             26,509
   Changes in assets and liabilities
   Accounts payable and accrued expenses                   383,267            383,268            383,268
   Prepaid expenses                                              -                  -                  -
   Other assets                                                  -                  -             34,083
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) operating
       activities                                          (22,270)           (27,853)            (8,890)
                                                  ----------------    ---------------   ----------------
Cash flows from investing activities
   Acquisition costs paid for operating limited
       partnerships                                              -                  -               (524)
   Capital contributions paid to operating
       limited partnerships                                (76,430)                 -           (354,668)
   Deposits for purchases of operating limited
       partnerships                                              -                  -            341,929
   Repayment from (advance to) operating
       limited partnerships                                (60,336)                 -                  -
   Decrease (increase) in investments                            -                  -                  -
   Proceeds from repurchase of operating
       limited partnership interest                              -                  -                  -
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) investing
       activities                                         (136,766)                 -            (13,263)
                                                  ----------------    ---------------   ----------------
   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                        (159,036)           (27,853)           (22,153)


Cash and cash equivalents, beginning                       167,568            195,421            217,574
                                                  ----------------    ---------------   ----------------
Cash and cash equivalents, end                    $          8,532    $       167,568    $       195,421
                                                  ================    ===============   ================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 12
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------


Supplemental schedule of noncash investing and financing activities


   The partnership has increased its
       investments in operating limited
       partnerships for unpaid capital
       contributions due to the operating
       limited partnerships                       $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated                      $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated           $          3,845    $         7,689    $        19,164
                                                  ================    ===============   ================
   The partnership has applied deposits for
       purchases of operating limited
       partnerships against installments of
       capital contributions                      $              -    $             -    $        81,084
                                                  ================    ===============   ================
   The partnership has applied notes receivable
       and advances against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                          Series 14
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Cash flows from operating activities
   Net loss                                       $     (4,919,960)   $    (4,995,120)   $    (5,082,837)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Distribution from operating limited
   partnerships                                              3,624              1,967             33,488
   Share of losses from operating limited
       partnerships                                      4,150,179          4,120,449          4,285,311
   Amortization                                             39,017             68,502             39,313
   Changes in assets and liabilities
   Accounts payable and accrued expenses                   741,663            705,708            784,747
   Prepaid expenses                                              -                  -              4,408
   Other assets                                              2,297            332,257           (207,744)
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) operating
       activities                                           16,820            233,763           (143,314)
                                                  ----------------    ---------------   ----------------
Cash flows from investing activities
   Acquisition costs paid for operating limited
       partnerships                                              -                  -             (8,692)
   Capital contributions paid to operating
       limited partnerships                               (458,006)          (634,903)          (624,661)
   Deposits for purchases of operating limited
       partnerships                                              -                  -            (99,724)
   Repayment from (advance to) operating
       limited partnerships                                482,020                  -            401,272
   Decrease (increase) in investments                            -                  -            913,723
   Proceeds from repurchase of operating
       limited partnership interest                              -                  -                  -
                                                  ----------------    ---------------   ----------------
   Net cash provided by (used in) investing
       activities                                           24,014           (634,903)           581,918
                                                  ----------------    ---------------   ----------------
   NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                          40,834           (401,140)           438,604


Cash and cash equivalents, beginning                       645,336          1,046,476            607,872
                                                  ----------------    ---------------   ----------------
Cash and cash equivalents, end                    $        686,170    $       645,336    $     1,046,476
                                                  ================    ===============   ================


                                 (continued)

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                    STATEMENTS OF CASH FLOWS - CONTINUED


                  Years ended March 31, 1997, 1996 and 1995


                                                                         Series 14
                                                  ------------------------------------------------------
                                                         1997               1996               1995
                                                  ----------------    ---------------   ----------------
Supplemental schedule of noncash investing and
financing activities


   The partnership has increased its
       investments in operating limited
       partnerships for unpaid capital
       contributions due to the operating
       limited partnerships                       $              -    $             -    $       773,049
                                                  ================    ===============   ================
   The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated                      $              -    $        28,070    $        10,519
                                                  ================    ===============   ================
   The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated           $          1,171    $         7,170    $           685
                                                  ================    ===============   ================
   The partnership has applied deposits for
       purchases of operating limited
       partnerships against installments of
       capital contributions                      $              -    $             -    $             -
                                                  ================    ===============   ================
   The partnership has applied notes receivable
       and advances against installments of
       capital contributions                      $        902,811    $             -    $             -
                                                  ================    ===============   ================


                      See notes to financial statements

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                        NOTES TO FINANCIAL STATEMENTS


                        March 31, 1997, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   Boston Capital Tax Credit Fund II Limited Partnership (the "partner-ship") was formed under the laws of the State of Delaware on June 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the partnership is Boston Capital Associates II Limited Partnership and the limited partner is BCTC Assignor Corp. II (the assignor limited partner).


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


   The BACs issued and outstanding in each series at March 31, 1997 and 1996 are as follows:


Series 7                                                  1,036,100
Series 9                                                  4,178,029
Series 10                                                 2,428,925
Series 11                                                 2,489,599
Series 12                                                 2,972,795
Series 14                                                 5,574,290
                                                        ------------
Total                                                    18,679,738
                                                        ============

   In  accordance  with  the limited partnership agreement, profits, losses,
   and   cash  flow  (subject  to  certain  priority  allocations  and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)


   Organization Costs


   Initial organization and offering expenses, common to all series, were allocated on a percentage of equity raised to each series.


   Organization costs were being amortized on the straight-line method over sixty months.


   Accumulated amortization for the years ended March 31, 1997 and 1996 is as follows:


                                                         1997               1996
                                                  ----------------    ---------------
Series 7                                          $         44,056    $        44,056
Series 9                                                   156,077            156,077
Series 10                                                   90,168             90,168
Series 11                                                   91,182             91,182
Series 12                                                  104,791            104,791
Series 14                                                  196,563            186,735
                                                  ----------------    ---------------
                                                  $        682,837    $       673,009
                                                  ================    ===============


   Deferred Acquisition Costs


   Deferred acquisition costs are being amortized on the straight-line method starting April 1, 1995 over 27.5 years (330 months).


   As of April 1, 1995, the partnership reclassified certain unallocated acquisition costs included in the investments in operating limited partnerships to deferred acquisition costs. The amounts include $23,920, $94,634, and $47,968 for Series 9, Series 10 and Series 11,
   respectively.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)


   Deferred Acquisition Costs (Continued)


   Accumulated amortization for the years ended March 31, 1997 and 1996 is as follows:


                                                           1997                 1996
                                                   ------------------    -----------------
Series 7                                           $                -    $               -
Series 9                                                        1,740                  870
Series 10                                                       6,883                3,441
Series 11                                                       3,489                1,744
Series 12                                                      26,634               13,317
Series 14                                                      58,379               29,190
                                                   ------------------    -----------------
                                                   $           97,125    $          48,562
                                                   ==================    =================


   Income Taxes


   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.


   Investments in Operating Limited Partnerships


   The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating partnership's losses only to the extent that the fund s share of losses of the operating partnerships exceeds the carrying amount of the investment. Unrecognized losses are suspended and offset against future individual operating partnership's income. No operating partnerships were acquired during 1996 or 1997.


   A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)


   Investments in Operating Limited Partnerships (Continued)


   Capital contributions to operating partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating partnership capital contributions due to reductions in actual tax credits from those originally projected. The fund records tax credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.


   The operating partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year end. The fund records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year end.


   The fund records capital contributions payable to the operating partnerships once there is a binding obligation to fund a specified
   amount.    The  operating  partnerships record capital contributions from the fund when received.


   The  fund  records  acquisition  cost as an increase in its investment in
   o p erating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in Note C.


   Cash Equivalents


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

   Net Loss per Beneficial Assignee Certificate


   Net loss per beneficial assignee certificate is calculated based upon the weighted average number of units outstanding. The weighted average number of units outstanding in each series at March 31, 1997, 1996 and 1995 is as follows:

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)


   Net Loss per Beneficial Assignee Certificate (Continued)


                                                         -----------
Series 7                                                  1,036,100
Series 9                                                  4,178,029
Series 10                                                 2,428,925
Series 11                                                 2,489,599
Series 12                                                 2,972,795
Series 14                                                 5,574,290
                                                        ------------
Total                                                    18,679,738
                                                        ============


   Use of Estimates


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


   Adoption of Accounting Standard


   On March 31, 1996, the operating partnerships adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this statement did not materially impact the partnership's financial statements.


   Recent Accounting Statements Not Yet Adopted


   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.


   The implementation of these standards is not expected to materially impact the partnership's financial statements because partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE B - RELATED PARTY TRANSACTIONS


   During the years ended March 31, 1997, 1996 and 1995, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:


   Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) is entitled to an annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid  or  payable  by  the  operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at
   The   operating  limited  partnership  level.  The  annual  partnership management fees charged to each series' operations during the years ended March 31, 1997, 1996 and 1995 are as follows:


                                                1997               1996               1995
                                        ----------------    ---------------    ---------------
Series 7                                $        106,774    $       107,256    $       108,653
Series 9                                         539,985            560,971            544,340
Series 10                                        324,407            343,505            322,413
Series 11                                        291,053            284,604            298,436
Series 12                                        347,953            353,184            359,903
Series 14                                        663,654            707,026            663,034
                                        ----------------    ---------------    ---------------
                                        $      2,273,826    $     2,356,546    $     2,296,779
                                        ================    ===============    ===============

   General and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) during the years ended March 31, 1997, 1996 and 1995 charged to each series' operations are as follows:


                                               1997               1996               1995
                                        ----------------    ---------------    ---------------
Series 7                                $            518    $           742    $         2,966
Series 9                                          15,827             17,895              8,278
Series 10                                         12,050             12,777              8,508
Series 11                                         10,562             12,577              7,834
Series 12                                         13,990             16,322              9,407
Series 14                                         25,277             24,618             16,239
                                        ----------------    ---------------    ---------------
                                        $         78,224    $        84,931    $        53,232
                                        ================    ===============    ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE B - RELATED PARTY TRANSACTIONS (Continued)


   Accounts payable - affiliates at March 31, 1997 and 1996 represents general and administrative expenses, partnership management fees, and may include advances which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS


   At March 31, 1997 and 1996, the partnership has limited partnership interests in operating limited partnerships which own operating apartment complexes. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1997 and 1996 by series are as follows:

                                                              1997 and 1996
                                                             ---------------


Series 7                                                                  15
Series 9                                                                  55
Series 10                                                                 46
Series 11                                                                 40
Series 12                                                                 53
Series 14                                                                101
                                                             ---------------
                                                                         310
                                                             ===============

   Under the terms of the partnership's investment in each operating limited partnership, the partnership is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations.


   The contributions payable to operating limited partnerships at March 31, 1997 and 1996 by series are as follows:


                                                          1997               1996
                                                   ----------------   ----------------
Series 7                                           $              -   $              -
Series 9                                                      4,590             99,610
Series 10                                                         -                  -
Series 11                                                    27,528             27,528
Series 12                                                    11,405             87,835
Series 14                                                   343,575          1,705,563
                                                   ----------------   ----------------
                                                   $        387,098   $      1,920,536
                                                   ================   ================

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:


                                                        Total
                                                 -----------------
Capital contributions paid and to be paid to
operating limited partnerships, net of tax
credit adjusters                                  $    133,498,465


Acquisition costs of operating limited
partnerships                                            22,387,381


Cumulative distributions from operating limited
partnerships                                              (389,770)


Cumulative losses from operating limited
partnerships                                           (86,023,312)
                                                 -----------------
Investment per balance sheet                            69,472,764


The partnership (has recorded) or has not
recorded capital contributions to the operating
limited partnerships during the year ended March
31, 1997, which (have not) have been included in
the partnerships  capital accounts included in
the operating limited partnerships  financial
statements as of December 31, 1996 (See note A)         (2,468,695)


The partnership has recorded acquisition costs
at March 31, 1997, which have not been recorded
in the net assets of the operating limited
partnerships (see note A)                               (2,577,205)


Cumulative losses from operating limited
partnerships for the three months ended  March
31, 1997, which the operating limited
partnerships have not included in their capital
as of December 31, 1996 due to different year ends
(see note A)                                             5,109,374


Equity in loss of operating limited partnerships
not recognizable under the equity method of
accounting (see note A)                                 (6,085,976)


The partnership has recorded low-income housing
tax credit adjusters not recorded by operating
partnerships (see note A)                                1,488,703


Other                                                       27,515
                                                 -----------------
Equity per operating limited partnerships
combined financial statements                     $     64,966,480
                                                 =================

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:


                                                       Series 7           Series 9          Series 10
                                                  ----------------    ---------------    ---------------
Capital contributions paid and to be paid to
operating limited partnerships, net of tax
credit adjusters                                  $      7,486,177    $    29,800,599    $    17,581,651


Acquisition costs of operating limited
partnerships                                             1,302,313          5,201,737          2,958,341


Cumulative distributions from operating limited
partnerships                                                (2,258)           (39,615)           (18,328)


Cumulative losses from operating limited
partnerships                                            (7,014,865)       (22,434,111)       (11,297,069)
                                                  ----------------    ---------------    ---------------
Investment per balance sheet                             1,771,367         12,528,610          9,224,595


The partnership (has recorded) or has not
recorded capital contributions to the operating
limited partnerships during the year ended March
31, 1997, which (have not) have been included in
the partnerships  capital accounts included in
the operating limited partnerships  financial
statements as of December 31, 1996 (see note A)             24,274           (345,499)           (11,530)


The partnership has recorded acquisition costs
at March 31, 1997, which have not been recorded
in the net assets of the operating limited
partnerships (see note A)                                 (461,143)          (185,244)            (9,836)


Cumulative losses from operating limited
partnerships for the three months ended March
31, 1997, which the operating limited
partnerships have not included in their capital
as of December 31, 1996 due to different year
ends (see note A)                                          125,066          1,134,799            776,692


Equity in loss of operating limited partnerships
not recognizable under the equity method of
accounting (see note A)                                 (2,420,144)        (2,029,532)          (633,921)


The partnership has recorded low-income housing
tax credit adjusters not recorded by operating
limited partnerships (see note A)                          (11,992)           227,982             93,713


Other                                                      (10,631)            38,661            (51,388)
                                                  ----------------    ---------------    ---------------
Equity per operating limited partnerships
combined financial statements                     $       (983,203)   $    11,369,777    $     9,388,325
                                                  ================    ===============    ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                                      Series 11          Series 12          Series 14
                                                  ----------------    ---------------    ---------------
Capital contributions paid and to be paid to
operating limited partnerships, net of tax
credit adjusters                                  $     17,707,593    $    21,398,244    $    39,524,201


Acquisition costs of operating limited
partnerships                                             3,069,084          3,398,377          6,457,529


Cumulative distributions from operating limited
partnerships                                              (229,296)           (22,851)           (77,422)


Cumulative losses from operating limited
partnerships                                            (9,461,406)       (12,827,522)       (22,988,339)
                                                  ----------------    ---------------    ---------------
Investment per balance sheet                            11,085,975         11,946,248         22,915,969


The partnership (has recorded) or has not
recorded capital contributions to the operating
limited partnerships during the year ended March
31, 1997, which (have not) have been included in
the partnerships  capital accounts included in
the operating limited partnerships  financial
statements as of December 31, 1996 (see note A)           (163,881)          (600,610)        (1,371,449)


The partnership has recorded acquisition costs
at March 31, 1997, which have not been recorded
in the net assets of the operating limited
partnerships (see note A)                                 (519,483)          (315,858)        (1,085,641)


Cumulative losses from operating limited
partnerships for the three months ended March
31, 1997, which the operating limited
partnerships have not included in their capital
as of December 31, 1996 due to different year
ends (see note A)                                          721,702            613,706          1,737,409


Equity in loss of operating limited partnerships
not recognizable under the equity method of
accounting (see note A)                                   (488,932)          (203,956)          (309,491)


The partnership has recorded low-income housing
tax credit adjusters not recorded by operating
limited partnerships (see note A)                          100,643            148,948            929,409


Other                                                      199,264             15,446           (163,837)
                                                  ----------------    ---------------    ---------------
Equity per operating limited partnerships
combined financial statements                     $     10,935,288    $    11,603,924    $    22,652,369
                                                  ================    ===============    ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:


                                                                                              Total
                                                                                         ---------------
Capital contributions paid and to be paid to
operating limited partnerships, net of tax
credit adjusters                                                                         $   133,519,434


Acquisition costs of operating limited
partnerships                                                                                  22,387,381


Cumulative distributions from operating limited
partnerships                                                                                    (283,317)


Cumulative losses from operating limited
partnerships                                                                                 (75,558,315)
                                                                                         ---------------
Investment per balance sheet                                                                  80,065,183


The partnership (has recorded) or has not
recorded capital contributions to the operating
limited partnerships during the year ended March
31, 1996, which (have not) have been included in
the partnerships  capital accounts included in
the operating limited partnerships  financial
statements as of December 31, 1995 (see note A)                                               (3,104,213)


The partnership has recorded acquisition costs
at March 31, 1996, which have not been recorded
in the net assets of the operating limited
partnerships (see note A)                                                                     (2,577,205)


Cumulative losses from operating limited
partnerships for the three months ended March
31, 1996, which the operating limited
partnerships have not included in their capital
as of December 31, 1995 due to different year
ends (see note A)                                                                              5,109,374


Equity in loss of operating limited partnerships
not recognizable under the equity method of
accounting (see note A)                                                                       (1,277,478)


The partnership has just recorded low-income
housing tax credit adjusters not recorded by
operating limited partnerships (see note A)                                                    1,478,953


Other                                                                                            272,162
                                                                                         ---------------
Equity per operating limited partnerships
combined financial statements                                                            $    79,966,776
                                                                                         ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The partnership's investments in operating limited partnerships at March 31, 1996 are summarized as follows:

                                                       Series 7           Series 9          Series 10
                                                  ----------------    ---------------    ---------------
Capital contributions paid and to be paid to
operating limited partnerships, net of tax
credit adjusters                                  $      7,486,177    $    29,810,829    $    17,581,651


Acquisition costs of operating limited
partnerships                                             1,302,313          5,201,737          2,958,341


Cumulative distributions from operating limited
partnerships                                                (2,258)           (34,635)           (10,881)


Cumulative losses from operating limited
partnerships                                            (5,888,524)       (19,773,297)       (10,130,141)
                                                  ----------------    ---------------    ---------------
Investment per balance sheet                             2,897,708         15,204,634         10,398,970


The partnership (has recorded) or has not
recorded capital contributions to the operating
limited partnerships during the year ended March
31, 1996, which (have not) have been included in
the partnerships  capital accounts included in
the operating limited partnerships  financial
statements as of December 31, 1995 (see note A)             24,274           (436,115)              (364)


The partnership has recorded acquisition costs
at March 31, 1996, which have not been recorded
in the net assets of the operating limited
partnerships (see note A)                                 (461,143)          (185,244)            (9,836)


Cumulative losses from operating limited
partnerships for the three months ended March
31, 1996, which the operating limited
partnerships have not included in their capital
as of December 31, 1995 due to different year
ends (see note A)                                          125,066          1,134,799            776,692


Equity in loss of operating limited partnerships
not recognizable under the equity method of
accounting (see note A)                                   (489,114)          (315,829)          (222,844)


The partnership has just recorded low-income
housing tax credit adjusters not recorded by
operating limited partnerships (see note A)                (11,992)           231,130             93,713


Other                                                       (9,469)            38,153            (64,268)
                                                  ----------------    ---------------    ---------------
Equity per operating limited partnerships
combined financial statements                     $      2,075,330    $    15,671,528    $    10,972,063
                                                  ================    ===============    ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The partnership's investments in operating limited partnerships at March 31, 1995 are summarized as follows:


                                                      Series 11          Series 12          Series 14
                                                  ----------------    ---------------    ---------------
Capital contributions paid and to be paid to
operating limited partnerships, net of tax
credit adjusters                                  $     17,713,316    $    21,402,089    $    39,525,372


Acquisition costs of operating limited
partnerships                                             3,069,084          3,398,377          6,457,529


Cumulative distributions from operating limited
partnerships                                              (148,629)           (13,116)           (73,798)


Cumulative losses from operating limited
partnerships                                           (10,040,436)       (10,887,757)       (18,838,160)
                                                  ----------------    ---------------    ---------------
Investment per balance sheet                            10,593,335         13,899,593         27,070,943


The partnership (has recorded) or has not
recorded capital contributions to the operating
limited partnerships during the year ended March
31, 1996, which (have not) have been included in
the partnerships  capital accounts included in
the operating limited partnerships  financial
statements as of December 31, 1995 (see note A)           (199,820)          (600,319)        (1,891,869)


The partnership has recorded acquisition costs
at March 31, 1996, which have not been recorded
in the net assets of the operating limited
partnerships (see note A)                                 (519,483)          (315,858)        (1,085,641)


Cumulative losses from operating limited
partnerships for the three months ended March
31, 1996, which the operating limited
partnerships have not included in their capital
as of December 31, 1995 due to different year
ends (see note A)                                          721,702            613,706          1,737,409


Equity in loss of operating limited partnerships
not recognizable under the equity method of
accounting (see note A)                                    (89,390)           (34,870)          (125,431)


The partnership has just recorded low-income
housing tax credit adjusters not recorded by
operating limited partnerships (see note A)                 94,920            145,103            926,079


Other                                                      158,658             (4,044)           153,132
                                                  ----------------    ---------------    ---------------
Equity per operating limited partnerships
combined financial statements                     $     10,759,922    $    13,703,311    $    26,784,622
                                                  ================    ===============    ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows


                                     COMBINED SUMMARIZED BALANCE SHEETS


                                                  Total         Series 7        Series 9        Series 10
                                            --------------  -------------- --------------- ---------------
                   ASSETS
Buildings and improvements, net of
   accumulated depreciation                 $  510,675,769  $   21,619,257 $    99,459,012 $    62,471,017


Land                                            31,448,023       1,871,570       6,043,933       4,072,051


Other assets                                    34,514,735       1,644,350       6,332,153       5,383,804
                                            --------------  -------------- --------------- ---------------
                                            $  576,638,527  $   25,135,177 $   111,835,098 $    71,926,872
                                            ==============  ============== =============== ===============


     LIABILITIES AND PARTNERS  CAPITAL


Mortgage and construction loans payable     $  419,841,875  $   19,725,342 $    87,607,507 $    56,111,510


Accounts payable and accrued expenses           11,357,882       2,127,882       3,136,395         861,747


Other liabilities                               30,564,306       2,029,817       7,340,235       2,792,063
                                            --------------  -------------- --------------- ---------------
                                               461,764,063      23,883,041      98,084,137      59,765,320
                                            --------------  -------------- --------------- ---------------
PARTNERS  CAPITAL

   Boston Capital Tax Credit Fund II
       Limited Partnership                      64,966,480        (983,203)     11,369,777       9,388,325


   Other partners                               49,907,984       2,235,339       2,381,184       2,773,227
                                            --------------  -------------- --------------- ---------------
                                               114,874,464       1,252,136      13,750,961      12,161,552
                                            --------------  -------------- --------------- ---------------
                                            $  516,638,527  $   25,135,177 $   111,835,098 $    71,926,872
                                            ==============  ============== =============== ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:


                               COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED


                                                                Series 11       Series 12       Series 14
                                                            -------------- --------------- ---------------
                   ASSETS


Buildings and improvements, net of
   accumulated depreciation                                 $   62,414,776 $    90,721,825 $   173,989,882


Land                                                             3,239,961       5,011,397      11,209,111


Other assets                                                     5,433,275       5,149,548      10,571,605
                                                            -------------- --------------- ---------------
                                                            $   71,088,012 $   100,882,770 $   195,770,598
                                                            ============== =============== ===============
     LIABILITIES AND PARTNERS  CAPITAL


Mortgage and construction loans payable                     $   52,099,557 $    66,926,828 $   137,371,131


Accounts payable and accrued expenses                            1,669,503       1,582,294       1,980,061


Other liabilities                                                2,525,818       5,847,967      10,028,406
                                                            -------------- --------------- ---------------
                                                                56,294,878      74,357,089     149,379,598
                                                            -------------- --------------- ---------------
PARTNERS  CAPITAL

   Boston Capital Tax Credit Fund II
       Limited Partnership                                      10,935,288      11,603,924      22,652,369


   Other partners                                                3,857,846      14,921,757      23,738,631
                                                            -------------- --------------- ---------------
                                                                14,793,134      26,525,681      46,391,000
                                                            -------------- --------------- ---------------
                                                            $   71,088,012 $   100,882,770 $   195,770,598
                                                            ============== =============== ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:


                               COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED


                                                  Total         Series 7        Series 9        Series 10
                                            --------------  -------------- --------------- ---------------
                   ASSETS


Buildings and improvements, net of
   accumulated depreciation                 $  553,145,475  $   33,729,029 $   106,094,488 $    65,177,409


Land                                            32,023,649       1,908,570       6,043,933       3,975,745


Other assets                                    34,748,426       1,710,631       5,986,744       5,508,823
                                            --------------  -------------- --------------- ---------------
                                            $  619,917,550  $   37,348,230 $   118,125,165 $    74,661,977
                                            ==============  ============== =============== ===============
     LIABILITIES AND PARTNERS  CAPITAL


Mortgage and construction loans payable     $  435,370,281  $   26,407,226 $    86,320,559 $    56,711,910


Accounts payable and accrued expenses           10,254,034       1,885,514       2,654,114         842,715


Other liabilities                               33,675,700       2,239,166       9,278,698       2,944,862
                                            --------------  -------------- --------------- ---------------
                                               479,300,015      30,531,906      98,253,371      60,499,487
                                            --------------  -------------- --------------- ---------------
PARTNERS  CAPITAL

   Boston Capital Tax Credit Fund II
       Limited Partnership                      79,966,776       2,075,330      15,671,528      10,972,063


   Other partners                               60,650,759       4,740,994       4,200,266       3,190,427
                                            --------------  -------------- --------------- ---------------
                                               140,617,535       6,816,324      19,871,794      14,162,490
                                            --------------  -------------- --------------- ---------------
                                            $  619,917,550  $   37,348,230 $   118,125,165 $    74,661,977
                                            ==============  ============== =============== ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:


                               COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED


                                                                Series 11       Series 12       Series 14
                                                            -------------- --------------- ---------------
                   ASSETS


Buildings and improvements, net of
   accumulated depreciation                                 $   65,178,232 $    94,032,086 $   188,934,231


Land                                                             3,241,164       5,321,275      11,532,962


Other assets                                                     5,122,566       5,414,178      11,005,484
                                                            -------------- --------------- ---------------
                                                            $   73,541,962 $   104,767,539 $   211,472,677
                                                            ============== =============== ===============
     LIABILITIES AND PARTNERS  CAPITAL


Mortgage and construction loans payable                     $   54,307,045 $    67,340,183 $   144,283,358


Accounts payable and accrued expenses                            1,030,227       1,218,726       2,622,738


Other liabilities                                                3,140,711       5,811,803      10,260,460
                                                            -------------- --------------- ---------------
                                                                58,477,983      74,370,712     157,166,556
                                                            -------------- --------------- ---------------
PARTNERS  CAPITAL

   Boston Capital Tax Credit Fund II
       Limited Partnership                                      10,759,922      13,703,311      26,784,622


   Other partners                                                4,304,057      16,693,516      27,521,499


                                                                15,063,979      30,396,827      54,306,121
                                                            -------------- --------------- ---------------
                                                            $   73,541,962 $   104,767,539 $   211,472,677
                                                            ============== =============== ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:


                                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


                                        Year ended December 31, 1996


                                                  Total         Series 7        Series 9        Series 10
                                            --------------  -------------- --------------- ---------------
Revenue
   Rental                                   $   58,961,658   $   2,949,168  $   11,010,403  $    8,155,351
   Interest and other                            2,411,868         148,591         502,216         354,109
   Gain on extinguishment of debt               16,082,731       7,086,275               -               -
                                            --------------   -------------  --------------  --------------
                                                77,456,257      10,184,034      11,512,619       8,509,460
                                            --------------   -------------  --------------  --------------
Expenses
   Interest                                     22,585,425       1,248,725       4,353,890       2,731,337
   Depreciation and amortization                24,446,031       1,659,202       4,572,101       2,886,971
   Taxes and insurance                           7,813,912         394,466       1,694,007       1,133,757
   Repairs and maintenance                       8,456,129         497,519       1,546,652       1,108,104
   Operating expenses                           17,164,115         928,994       3,309,520       2,282,111
   Impairment loss                              21,537,150      10,768,575       2,344,000               -
   Other expenses                                1,611,433         153,563         222,707         203,371
                                            --------------   -------------  --------------  --------------
                                               103,614,195      15,651,044      18,042,877      10,345,651
                                            --------------   -------------  --------------  --------------
   NET LOSS                                 $  (26,157,938)  $  (5,467,010) $   (6,530,258) $   (1,836,191)
                                            ==============   =============  ==============  ==============

Net loss allocated to Boston Capital Tax
   Credit Fund II Limited Partnership*      $  (15,273,526)  $  (3,057,372) $   (4,374,517) $   (1,578,005)
                                            ==============   =============  ==============  ==============
Net loss allocated to other partners        $  (10,884,412)  $  (2,409,638) $   (2,155,741) $     (258,186)
                                            ==============   =============  ==============  ==============


*  Amounts   include   $1,931,030,   $1,713,703,   $411,077,   $399,572,
   $169,086 and $184,060 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:


                          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED


                                        Year ended December 31, 1996


                                                                Series 11       Series 12       Series 14
                                                            -------------- --------------- ---------------
Revenue
   Rental                                                   $    7,651,444   $   9,513,804   $  19,681,488
   Interest and other                                              323,198         381,167         702,587
   Gain on extinguishment of debt                                1,910,181               -       7,086,275
                                                            --------------   -------------   -------------
                                                                 9,884,823       9,894,971      27,470,350
                                                            --------------   -------------   -------------
Expenses
   Interest                                                      2,824,169       3,670,176       7,757,128
   Depreciation and amortization                                 2,979,535       4,341,452       8,006,770
   Taxes and insurance                                             996,614       1,282,895       2,312,173
   Repairs and maintenance                                       1,016,852       1,305,890       2,981,112
   Operating expenses                                            2,041,473       2,817,436       5,784,581
   Impairment loss                                                       -               -       8,424,575
   Other expenses                                                  113,355         320,894         597,543
                                                            --------------   -------------   -------------
                                                                 9,971,998      13,738,743      35,863,882
                                                            --------------   -------------   -------------
   NET LOSS                                                 $      (87,175)  $  (3,843,772)  $  (8,393,532)
                                                            ==============   =============   =============

Net loss allocated to Boston Capital Tax
   Credit Fund II Limited Partnership*                      $      179,458   $  (2,108,851)  $  (4,334,289)
                                                            ==============   =============   =============
Net loss allocated to other partners                        $     (266,633)  $  (1,734,921)  $  (4,059,293)
                                                            ==============   =============   =============



*  Amounts   include   $1,931,030,   $1,713,703,   $411,077,   $399,572,
   $169,086 and $184,060 for Series 7, Series 9, Series 10 Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:


                          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED


                                        Year ended December 31, 1995


                                                  Total         Series 7        Series 9        Series 10
                                            --------------  --------------   -------------  --------------
Revenue
   Rental                                   $   62,157,406  $    3,268,111   $  12,625,157  $    8,025,279
   Interest and other                            2,816,226         123,779         661,026         400,160
                                            --------------  --------------   -------------  --------------
                                                64,973,632       3,391,890      13,286,183       8,425,439
                                            --------------  --------------   -------------  --------------
Expenses
   Interest                                     26,955,424       1,623,805       5,908,311       2,786,978
   Depreciation and amortization                23,814,033       1,488,792       4,612,835       2,905,773
   Taxes and insurance                           7,610,524         392,701       1,580,274       1,106,818
   Repairs and maintenance                       7,483,900         499,446       1,534,736         950,358
   Operating expenses                           15,963,889       1,103,535       3,307,421       2,284,471
   Other expenses                                3,409,335          64,925         335,320         261,818
                                            --------------  --------------   -------------  --------------
                                                85,237,105       5,173,204      17,278,897      10,296,216
                                            --------------  --------------   -------------  --------------
   NET LOSS                                 $  (20,263,473) $   (1,781,314)  $  (3,992,714) $   (1,870,777)
                                            ==============  ==============   =============  ==============

Net loss allocated to Boston Capital Tax
   Credit Fund II Limited Partnership*      $  (13,903,301) $   (1,086,940)  $  (3,067,436) $   (1,592,528)
                                            ==============  ==============   =============  ==============
Net loss allocated to other partners        $   (6,360,172) $     (694,374)  $    (925,278) $     (278,249)
                                            ==============  ==============   =============  ==============


*  Amounts  include  $219,621,  $290,086,  $166,196,  $83,193,  $34,870  and
   $117,266 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1995 are as follows:


                          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED


                                        Year ended December 31, 1995


                                                                Series 11       Series 12       Series 14
                                                             -------------   -------------   -------------
Revenue
   Rental                                                   $    8,074,820 $    10,092,062 $    20,071,977
   Interest and other                                              456,806         470,428         704,027
                                                              -------------   -------------   -------------
                                                                 8,531,626      10,562,490      20,776,004
                                                             -------------   -------------   -------------
Expenses
   Interest                                                      3,499,466       4,226,651       8,910,213
   Depreciation and amortization                                 3,009,594       4,254,968       7,542,071
   Taxes and insurance                                           1,022,650       1,259,750       2,248,331
   Repairs and maintenance                                         913,760       1,198,249       2,387,351
   Operating expenses                                            1,094,604       2,279,003       5,894,855
   Other expenses                                                1,038,220       1,103,664         605,388
                                                             -------------   -------------   -------------
                                                                10,578,294      14,322,285      27,588,209
                                                             -------------   -------------   -------------
   NET LOSS                                                 $   (2,046,668)$    (3,759,795)$    (6,812,205)
                                                             =============   =============   =============

Net loss allocated to Boston Capital Tax
   Credit Fund II Limited Partnership*                      $   (1,704,386)$    (2,214,296)$    (4,237,715)
                                                             =============   =============   =============
Net loss allocated to other partners                        $     (342,282)$    (1,545,499)$    (2,574,490)
                                                             =============   =============   =============


*  Amounts  include  $219,621,  $290,086,  $166,196,  $83,193,  $34,870  and
   $117,266 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in Note A.

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN


   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


                                                  Total         Series 7        Series 9        Series 10
                                              ------------   -------------   -------------   -------------
Net income (loss) for financial reporting
   purposes, March 31, 1997                   $(13,090,940)   $ (1,259,510)   $ (3,246,263)   $ (1,541,522)


Operating limited partnership rents
   received in advance                             (68,776)            174         (54,803)         (2,360)


Partnership management fees not recognized
   for tax purposes                              2,538,800         113,700         589,293         371,400


Tax exempt interest income                        (105,477)              -               -               -


Other                                            3,285,917       3,040,622               -         (66,003)


Operating limited partnership loss not
   allowed for financial reporting under
   equity method of accounting                  (4,808,528)     (1,931,030)     (1,713,703)       (411,077)


Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                           (1,539,602)        (42,774)       (265,391)       (141,482)


Difference due to fiscal year for book
   purposes and calendar year for tax
   purposes                                        675,015             868       1,491,187         (21,904)


Impairment loss not recognized for tax
   purposes                                      6,953,234       2,873,020       1,031,360               -
                                              ------------    ------------    ------------    ------------
Income (loss) for tax return purposes,
   December 31, 1996                          $ (6,160,357)   $  2,795,070    $ (2,168,320)   $ (1,812,948)
                                              ============    ============    ============    ============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN (Continued)


   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


                                                                Series 11       Series 12       Series 14


                                                             -------------   -------------   -------------
Net income (loss) for financial reporting
   purposes, March 31, 1997                                  $     244,669   $  (2,368,354)  $  (4,919,960)


Operating limited partnership rents
   received in advance                                                   -          (9,471)         (2,316)


Partnership management fees not recognized
   for tax purposes                                                325,680         383,268         755,459


Tax exempt interest income                                               -               -        (105,477)


Other                                                              144,689          11,193         155,416


Operating limited partnership loss not
   allowed for financial reporting under
   equity method of accounting                                    (399,572)       (169,086)       (184,060)


Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                                             (128,565)       (295,913)       (665,477)


Difference due to fiscal year for book
   purposes and calendar year for tax
   purposes                                                         26,617           5,473        (827,226)


Impairment loss not recognized for tax
   purposes                                                              -               -       3,048,854
                                                             -------------   -------------   -------------
Income (loss) for tax return purposes,
   December 31, 1996                                         $     213,518   $  (2,442,890)  $  (2,744,787)
                                                             =============   =============   =============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN (Continued)


   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                                                  Total         Series 7        Series 9        Series 10


                                              ------------   -------------   -------------   -------------
Net loss for financial reporting purposes,
   March 31, 1996                           $  (15,778,936) $   (1,000,832)$    (3,380,626)$    (1,829,903)



Operating limited partnership rents
   received in advance                               4,661             513           4,102          (3,976)


Partnership management fees not recognized
   for tax purposes                              2,312,283         107,256         540,717         316,814


Tax exempt interest income                               -               -               -               -


Other                                              570,416               -        (187,432)          3,814


Operating limited partnership loss not
   allowed for financial reporting under
   equity method of accounting                    (911,232)       (219,621)       (290,086)       (166,196)


Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                           (1,542,117)         (1,944)       (275,324)       (149,140)


Difference due to fiscal year for book
   purposes and calendar year for tax
   purposes                                       (526,463)        267,998      (1,124,860)         66,095
                                              ------------   -------------   -------------   -------------
Income (loss) for tax return purposes,
   December 31, 1995                        $  (15,871,388) $     (846,630)$    (4,713,509)$    (1,762,492)
                                              ============   =============   =============   =============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN (Continued)


   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                                                                Series 11       Series 12       Series 14


                                                            -------------- --------------- ---------------
Net loss for financial reporting purposes,
   March 31, 1996                                           $   (1,960,877)$    (2,611,578)$    (4,995,120)


Operating limited partnership rents
   received in advance                                              (1,745)         (2,053)          7,820


Partnership management fees not recognized
   for tax purposes                                                293,577         351,469         707,026


Tax exempt interest income                                               -               -               -


Other                                                              146,439         (44,593)        652,188


Operating limited partnership loss not
   allowed for financial reporting under
   equity method of accounting                                     (83,193)        (34,870)       (117,266)


Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                                             (174,075)       (191,560)       (750,074)


Difference due to fiscal year for book
   purposes and calendar year for tax
   purposes                                                         97,950          40,806         120,972
                                                            -------------- --------------- ---------------
Income (loss) for tax return purposes,
   December 31, 1995                                        $   (1,681,924)$    (2,492,379)$    (4,374,454)
                                                            ============== =============== ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN (Continued)


   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:


                                                  Total         Series 7        Series 9        Series 10
                                              ------------    ------------   -------------   -------------


Net loss for financial reporting purposes,
   March 31, 1995                           $  (16,850,343) $     (980,215)$    (3,935,261)$    (2,035,020)


Operating limited partnership rents
   received in advance                               1,512               -               -               -


Partnership management fees not recognized
   for tax purposes                              2,299,927         106,456         523,364         335,456


Other                                              858,679         135,106          58,038          32,703


Operating limited partnership loss not
   allowed for financial reporting under
   equity method of accounting                    (255,341)       (168,040)        (25,743)        (47,196)


Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                           (1,622,856)        (48,597)       (185,385)       (188,627)


Difference due to fiscal year for book
   purposes and calendar year for tax
   purposes                                        117,507           7,810          15,582          10,451
                                              ------------    ------------   -------------   -------------
Income (loss) for tax return purposes,
   December 31, 1994                        $  (15,450,915) $     (947,480)$    (3,549,405)$    (1,892,233)
                                              ============    ============   =============   =============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
   RETURN (Continued)


   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:


                                                                Series 11       Series 12       Series 14
                                                            -------------- --------------- ---------------
Net loss for financial reporting purposes,
   March 31, 1995                                           $   (2,136,086)$    (2,680,924)$    (5,082,837)



Operating limited partnership rents
   received in advance                                                   -              71           1,441



Partnership management fees not recognized
   for tax purposes                                                309,625         374,819         650,207


Other                                                               61,170         260,261         311,401



Operating limited partnership loss not
   allowed for financial reporting under
   equity method of accounting                                      (6,197)              -          (8,165)



Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                                             (178,964)       (300,258)       (721,025)



Difference due to fiscal year for book
   purposes and calendar year for tax
   purposes                                                        (24,960)         10,984          97,640
                                                            -------------- --------------- ---------------

Income (loss) for tax return purposes,
   December 31, 1994                                        $   (1,975,412)$    (2,335,047)$    (4,751,338)
                                                            ============== =============== ===============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN (Continued)


   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


                                                  Total         Series 7        Series 9        Series 10
                                              ------------    ------------   -------------   -------------
Investment in operating limited
   partnerships - tax return December 31,
   1996                                       $ 69,234,722    $  4,494,526   $  11,455,941   $   8,620,851


Add back losses not recognized under the
   equity method                                 6,085,976       2,420,144       2,029,532         633,921


Historic tax credits                             5,105,527       1,819,802         240,250               -


Less share of loss - three months ended
   March 31, 1997                               (5,109,374)       (125,066)     (1,134,799)       (776,692)


Impairment loss not recognized for tax
   purposes                                     (6,953,234)     (2,873,020)     (1,031,360)              -


Other                                            2,276,072      (3,965,022)        969,046       1,913,443
                                              ------------    ------------   -------------   -------------
Investment in operating limited
   partnerships - as reported, March 31,
   1997                                       $ 70,639,689    $  1,771,364   $  12,528,610   $  10,391,523
                                              ============    ============   =============   =============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN (Continued)


   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


                                                                Series 11       Series 12       Series 14
                                                             -------------  --------------  --------------


Investment in operating limited
   partnerships - tax return December 31,
   1996                                                      $   9,891,906  $   11,264,295  $   23,507,203


Add back losses not recognized under the
   equity method                                                   488,932         203,956         309,491


Historic tax credits                                             1,281,688               -       1,763,787


Less share of loss - three months ended
   March 31, 1997                                                 (721,702)       (613,706)     (1,737,409)


Impairment loss not recognized for tax
   purposes                                                              -               -      (3,048,854)


Other                                                              145,151       1,091,703       2,121,751
                                                             -------------  --------------  --------------
Investment in operating limited
   partnerships - as reported, March 31,
   1997                                                      $  11,085,975  $   11,946,248  $   22,915,969
                                                             =============  ==============  ==============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
            RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:


                                                  Total         Series 7        Series 9        Series 10
                                              ------------    ------------   -------------   -------------
Investment in operating limited
   partnerships - tax return December 31,
   1995                                     $   78,397,066  $    1,679,526 $    13,631,595 $    10,418,219



Add back losses not recognized under the
   equity method                                 1,277,478         489,114         315,829         222,844


Historic tax credits                             5,105,527       1,819,802         240,250               -



Less share of loss - three months ended
   March 31, 1996                               (5,109,374)       (125,066)     (1,134,799)       (776,692)


Other                                            3,394,486        (965,668)      2,151,759         534,599
                                              ------------    ------------   -------------   -------------

Investment in operating limited
   partnerships - as reported, March 31,
   1996                                     $   83,065,183  $    2,897,708 $    15,204,634 $    10,398,970
                                              ============    ============   =============   =============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995



NOTE  D  -  RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO
            TAX RETURN (Continued)


   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:


                                                                Series 11       Series 12       Series 14
                                                             -------------  --------------  --------------
Investment in operating limited
   partnerships - tax return December 31,
   1995                                                     $    9,795,177 $    13,684,043 $    26,188,506


Add back losses not recognized under the
   equity method                                                    89,390          34,870         125,431


Historic tax credits                                             1,281,688               -       1,763,787


Less share of loss - three months ended
   March 31, 1996                                                 (721,702)       (613,706)     (1,737,409)


Other                                                              148,782         794,386         730,628
                                                             -------------  --------------  --------------
Investment in operating limited
   partnerships - as reported, March 31,
   1996                                                     $   10,593,335 $    13,899,593 $    27,070,943
                                                             =============  ==============  ==============

            Boston Capital Tax Credit Fund II Limited Partnership
                        Series 7,9 through 12, and 14


                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


                        March 31, 1997, 1996 and 1995


NOTE E - CASH EQUIVALENTS


   Cash equivalents of $1,680,747 and $1,820,628 as of March 31, 1997 and 1996, respectively, include tax-exempt sweep accounts and money market accounts with interest at rates ranging 2.25% to 5.3% per annum.


NOTE F - NOTES RECEIVABLE


   Notes receivable at March 31, 1997 and 1996, consist of advance installments of capital contributions and/or advances made to operating limited partnerships of $603,920 and $1,168,584, respectively. The Series 12 notes, $60,336 and $-0- at March 31, 1997 and 1996, respectively, are noninterest bearing and due on demand. The Series 14 notes, $583,584 and $1,168,584 at March 31, 1997 and 1996, respectively, are noninterest bearing and due on demand. The prime rate was 8.5% and 8.25% at March 31, 1997 and 1996, respectively. The carrying value of the notes receivable approximates fair value.


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                         Subsequent
                          Initial       capitalized     Gross amount at which
                       cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land   provemnts      Total     ciation   Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------

Bowditch
School     1,638,578    65,961  4,818,466     53,764     65,961   4,872,230    4,938,191   1,082,532  12/89  12/89       34

Briarwood
Apts LP      625,922    44,500    747,246     24,268     44,500     771,514      816,014     234,812  12/89  12/89   5-27.5

Buckner
Prop LP      620,649    27,500    771,030     14,916     27,500     785,946      813,446     257,129   3/89  12/89   5-27.5

Creekside  1,125,059    89,016  1,290,616     (5,440)a   89,016   1,285,176    1,374,192     158,158   9/89   6/89   5-27.5

Deer Hill
II LP      1,481,751   103,000  1,424,556    337,809    103,000   1,762,365    1,865,365     517,574   5/89   2/90   5-27.5

Hillandale 3,324,477   601,653  4,198,973  1,816,091    601,653   6,015,064    6,616,717   1,691,806   1/90  12/89   5-27.5

King City
Elderly    1,658,088   175,000  2,549,870     49,017    175,000   2,598,887    2,773,887     647,355  11/89   6/90     27.5

Lebanon
Prop II LP   574,542     3,000    730,187      9,536      3,000     739,723      742,723     229,516   7/89  12/89   5-27.5
                                                           F-69

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts     Total      ciation   Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Metropole
Apts
Assoc      2,223,077    82,800  2,621,625     51,040     82,800   2,672,665    2,755,465     675,599  12/89  12/89     27.5

New
Holland
Apts         973,523    80,000  3,269,700 (2,288,395)b   80,000     981,305    1,061,305     795,525   8/90   5/90       35

Oak Grove
Estates
LP           486,452    15,200    597,465     11,344     15,200     608,809      624,009     190,252   9/89  12/89     27.5

Oakview
LTD        1,128,782    35,280  1,375,820     78,642     35,280   1,454,462    1,489,742     318,571  10/89  12/89       40

Rosenberg
Hotel      1,837,045   452,000  7,434,335 (5,259,335)b  415,000   2,175,000    2,590,000           0   1/92   2/90     27.5

Westwood   1,416,387    96,600  1,355,174    350,940     96,660   1,706,114    1,802,774     511,534   7/90   7/90   5-27.5

Winfield
Prop II
LP           611,010    37,000    735,086      6,487     37,000     741,573      778,573     241,213   5/89  12/89   5-27.5
          ---------- --------- ---------- ----------  --------- -----------  ----------- -----------
          19,725,342 1,908,510 33,920,149 (4,749,316) 1,871,570  29,170,833   31,042,403   7,551,576
          ========== ========= ========== ==========  ========= ===========  =========== ===========
                                                          F-70


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

a - Decrease due to a reallocation of acquisition costs.
b - Decrease due to building impairment in year ended December 31, 1996.

**There were no carrying costs as of December 31, 1996.  The column has been ommitted for presentation purposes.

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
                                                                  -----------
Balance at close of period - 03/31/95............................$ 43,496,086

Boston Capital Tax Credit Fund II Limited Partnership  - Series 7

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95.........................$ 43,496,086

  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................      26,794
    Other.........................................           0
                                                   -----------
                                                              $     26,794
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/96.........................$ 43,522,880

 Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................           0
    Other.........................................           0
                                                   -----------
                                                              $          0
  Deductions during period:
    Cost of real estate sold......................$          0
    Other......................................... (12,480,477)
                                                   -----------
                                                              $(12,480,477)
                                                               -----------
Balance at close of period - 03/31/97.........................$ 31,042,403
                                                               ===========

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

  Current year expense................................$1,360,178
                                                       ---------

Balance at close of period - 3/31/93............................$ 3,672,377
  Current year expense................................$1,436,830
                                                       ---------

Balance at close of period - 3/31/94............................$ 5,109,207
  Current year expense................................$1,391,094
                                                       ---------

Balance at close of period - 3/31/95............................$ 6,500,301
  Current year expense................................$1,384,980
                                                       ---------

Balance at close of period - 3/31/96............................$ 7,885,281
  Current year expense................................$ (333,705)
                                                       ---------

Balance at close of period - 3/31/97............................$ 7,551,576
                                                                 ==========


S>

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-                    Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------
438 Warren
St.          721,934    45,972  1,177,081     31,084     45,972   1,208,165    1,254,137     312,555   5/90   3/90       28

Beaver
Brook      1,187,746   135,070  1,395,155      3,197    135,070   1,398,352    1,533,422     417,196   5/90   4/90     27.5

Big Lake
Seniors      562,201    27,804    732,961          0     27,804     732,961      760,765      28,516   6/95   4/94   5-27.5

Blakely      949,321    50,000  1,159,403     13,499     50,000   1,172,902    1,222,902     319,499   5/90   5/90   5-27.5

Blanco Sr    521,147    40,147    679,816          0     40,147     679,816      719,963      40,143   9/94  12/93     7-40

Blooming-
dale       1,484,619   100,338  1,771,660      5,410    100,338   1,777,070    1,877,408     487,178   3/90   5/90   5-27.5

Breeze-
wood       1,432,211   114,000  1,784,173      4,415    114,000   1,788,588    1,902,588     473,555   5/90   5/90   7-27.5

Brooklyn   1,110,469     9,000  1,416,895     37,565      9,000   1,454,460    1,463,460     292,983   5/90   5/90   5-27.5
                                                          F-75

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts     Total       ciation   Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Calif.
Inv.V      5,480,494   401,411 10,661,108     165,384    401,411  10,826,492   11,227,903   2,066,347   3/90   3/90       35

Cambridge  1,137,659    99,974  1,381,815         377     99,974   1,382,192    1,482,166     385,837   1/90   4/90   7-27.5
Cedar
Rapids     4,421,315   294,600  7,692,319     161,008    294,600   7,853,327    8,147,927   1,999,945   6/90   4/90   7-27.5

Corinth    1,495,099    53,351  1,865,231      25,157     53,351   1,890,388    1,943,739     518,761   2/90   4/90   5-27.5

Cotton Mill
Assoc.     1,487,068    75,000  1,730,384      13,741     75,000   1,744,125    1,819,125     190,176   7/93  10/92   5-27.5

Fawn
River      3,708,188    77,000  4,396,993     315,071     77,000   4,712,064    4,789,064   1,074,441  10/90  10/90     27.5

Fountain
Green        710,710    68,134    880,440       2,995     68,134     883,435      951,569     221,493   5/90   6/90     27.5

Glenwood
Hotel        751,549    25,000  1,128,486       8,725     25,000   1,137,211    1,162,211     299,938   6/90   6/90   7-27.5

Greenwich  1,488,571    85,197  1,862,476      22,277     85,197   1,884,753    1,969,950     503,370   2/90   4/90   5-27.5

Grifton    1,264,023    35,393  1,170,847     367,089     35,393   1,537,936    1,573,329     125,961   2/94   9/93   7-27.5


                                                         F-76


                               Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Hacienda
Villa      3,947,514   233,165  7,304,446    121,467    233,165   7,425,913    7,659,078   1,320,077   1/90   4/90       40

Haines
City       1,443,279   100,000  1,709,218     10,512    100,000   1,719,730    1,819,730     486,953   2/90   4/90     27.5

Hernando   1,489,702    70,000  1,975,766      8,818     70,000   1,984,584    2,054,584     532,733   7/90   6/90     27.5

Hobe
Sound      2,808,946   261,000  3,482,634     29,920    261,000   3,512,554    3,773,554     940,792   4/90   4/90     27.5

Immokalee  2,198,547   160,000  2,732,134      9,069    160,000   2,741,203    2,901,203     544,138   5/90   5/90   7-27.5

Kristin
Park       1,394,952   117,179  1,694,459     34,906    117,179   1,729,365    1,846,544     324,405   6/90   3/90     27.5

Le Grande
Enterprise 1,746,464    13,090  2,232,493          0     67,500   2,232,493    2,299,993     166,330  10/93  11/92     5-50

Long-
meadow     1,484,915    95,000  1,765,749      7,690     95,000   1,773,439    1,868,439     306,121   8/90   8/90    10-40

Maywood    1,505,534    53,000  1,961,139      3,569     53,000   1,964,708    2,017,708     504,623   7/90   3/90   5-27.5

Meadow
run          641,812    44,400    784,163      5,165     44,400     789,328      833,728     214,485   5/90   5/90     27.5
                                                          F-77

                               Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Meadow-
crest      2,906,533   286,065  4,982,274     36,756    286,065   5,019,030    5,305,095   1,395,485  10/90   9/90   5-27.5

Newfane
Senior     1,001,774    30,000  1,211,708      8,461     30,000   1,220,169    1,250,169     229,862   9/92  10/92   5-27.5

New
Holland      973,523    80,000  3,269,700 (2,288,395)b   80,000     981,305    1,061,305     795,525   8/90   5/90   5-27.5

Old
Stage      1,268,718    39,840  1,517,419      7,746     39,840   1,525,165    1,565,005     401,964   9/90   5/90     27.5

Pedcor
Invest.    3,315,289   170,435  6,211,383    (14,090)a  170,435   6,197,293    6,367,728   1,112,340   4/90   3/90     27.5

Pleasanton
Sr           625,705    40,000    813,308          0     40,000     813,308      853,308      82,826   7/93  12/93       40

Polkton
Housing      660,264    25,038    754,785          0     25,038     754,785      779,823     146,739  12/93   1/94   5-27.5

Princess
Manor      1,495,825    57,066  1,869,314      7,059     57,066   1,876,373    1,933,439     506,912   8/90   6/90   5-27.5

Princess
Villas     1,494,827    63,104  1,786,927      8,009     63,104   1,794,936    1,858,040     475,166   8/90   6/90   5-27.5
                                                     F-78

                                Boston Capital Tax Credit Fund II Limited Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Putney
First      1,424,723   128,800  1,804,424    (11,983)   128,800   1,792,441    1,921,241     181,110   5/93  12/92   5-27.5

Quail Hollow
RRH        1,475,030   100,000  1,861,652      3,827    100,000   1,865,479    1,965,479     526,102   1/90   5/90     27.5

Quail Hollow
Warsaw     1,405,922    33,500  1,747,578      7,844     33,500   1,755,422    1,788,922     296,774   9/90   7/90     7-40

Rainbow
Gardens    1,221,901    70,000  1,450,989        803     70,000   1,451,792    1,521,792     211,213   6/93  12/92   7-27.5

Raitt
St. Apts.    791,508   270,281  1,221,755          0    270,281   1,221,755    1,492,036     149,934   8/93   5/93   5-27.5

School
St. II       819,094    37,622  1,585,434      3,793     37,622   1,589,227    1,626,849     231,331   6/93   6/93   7-27.5

South
Paris
Housing    1,494,993    65,000  1,853,831   (176,840)   242,301   1,676,991    1,919,292     275,985  10/92  11/92   5-27.5

South-
western    1,430,225    30,000  1,766,094     12,497     30,000   1,778,591    1,808,591     486,776   5/90   5/90   7-27.5



                            Boston Capital Tax Credit Fund II Limited Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                   Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------
Spring-
field      3,864,669   775,955   4,177,205  5,474,378    775,955   9,651,583   10,427,538   1,927,125   6/91   6/90   5-27.5

Sunshine   1,474,581   127,000   1,729,289     20,681    127,000   1,749,970    1,876,970     431,818  11/90   9/90   5-27.5

Surry
Village II   777,798    60,000     938,244      1,982     50,718     940,226      990,944     267,590   1/90   5/90   5-27.5

Tappa-
hannock
Green      1,511,213   122,500   1,703,483          0    122,500   1,703,483    1,825,983     205,521   5/94   3/94   5-27.5

Twin
Oaks       1,142,647    53,636   1,397,601      5,222     53,636   1,402,823    1,456,459     380,721   5/90   5/90   5-27.5

Village
Oaks         735,288    42,140     884,614      4,022     42,140     888,636      930,776     232,019   2/90   6/90   5-27.5

Warrens-
burg         795,235    32,000     991,475      9,571     32,000   1,001,046    1,033,046     310,419   4/90   4/90   5-27.5

Westside   2,452,438    25,000   4,022,240    (45,749)a   25,000   3,976,491    4,001,491     899,790  12/90   6/90   5-27.5


                            Boston Capital Tax Credit Fund II Limited Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                   Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation   Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------
Westwood  1,416,387    96,660   1,690,074     16,040     96,660    1,706,114    1,802,774     511,534   7/90   7/90    27.5

Wilming-
ton       1,055,408    75,637   1,293,362     (5,865)a   75,637    1,287,497    1,363,134     329,341   8/90   8/90    27.5
         ---------- --------- -----------  ---------  ---------  -----------  -----------  ----------
         87,607,507 5,821,504 123,065,606  4,493,879  6,043,933  127,559,485  133,603,418  28,100,473
         ========== ========= ===========  ========= ==========  ===========  ===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.
a - Decrease due to a reallocation of acquisition costs.
b - Decrease due to building impairment in year ended December 31, 1996.

**There were no carrying costs as of December 31, 1996.  The column has been ommitted for presentation purposes.







                                                                  F-81


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
                                                                  -----------
Balance at close of period - 03/31/95............................$134,902,656

Notes to Schedule III-Continued
Boston Capital Tax Credit Fund II Limited Partnership - Series 9
Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95.........................$134,902,656

  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     818,652
    Other.........................................           0
                                                   -----------
                                                              $    818,652
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/96.........................$135,721,308

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................           0
    Other.........................................           0
                                                   -----------
                                                              $          0
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................  (2,117,890)
                                                   -----------
                                                              $ (2,117,890)
                                                               -----------
Balance at close of period - 03/31/97.........................$133,603,418
                                                               ===========











Notes to Schedule III - Continued
Boston Capital Tax Credit Fund II Limited Partnership - Series 9

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

Balance at close of period - 3/31/93...........................$10,263,655
  Current year expense...............................$4,195,190
                                                      ---------

Balance at close of period - 3/31/94...........................$14,458,845
  Current year expense...............................$4,588,398
                                                      ---------

Balance at close of period - 3/31/95...........................$19,047,243
  Current year expense...............................$4,535,644
                                                      ---------

Balance at close of period - 3/31/96...........................$23,582,887

  Current year expense...............................$4,517,586
                                                      ---------

Balance at close of period - 3/31/97...........................$28,100,473
                                                                ==========







                                Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                 Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total     ciation   Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------

Ackerman     601,745    42,000    619,380    245,001     42,000     864,381      906,381      64,766  6/94   9/93   5-27.5

Athens II  1,340,154    75,000  1,642,281     13,502     75,000   1,655,783    1,730,783     390,406   6/90   8/90   5-27.5

Autumn
Lane         736,196    34,094    891,072        382     34,094     891,454      925,548     222,644  11/90   8/89   5-27.5

Baytree      959,931    44,759  1,099,246     93,247     44,759   1,192,493    1,237,252     345,258  7/90  11/88   5-27.5

Benchmark    953,752    60,600  1,137,112     30,358     60,600   1,167,470    1,228,070     338,632   7/90  11/88   5-27.5

Brentwood    957,568    64,999  1,163,002     13,580     64,999   1,176,582    1,241,581     194,276  10/90  11/90   5-27.5

Briarwood  1,487,020   154,900  1,898,553   (438,637)   154,900   1,459,916    1,614,816     388,967   8/90   8/90   7-27.5

Butler
Properties   505,202    37,500    376,730    223,430     37,500     600,160      637,660      87,563   2/91  12/90   5-27.5

Candlewick
Place      1,263,000    70,800  1,500,289     59,041     70,800   1,559,330    1,630,130     191,942  10/92  12/92   5-27.5

                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts      Total     ciation   Date    Date   Life
---------------------------------------------------------------------------------------------------------------------------
Cedarstone   775,767    66,000    955,695      5,794     66,000     961,489    1,027,489     111,300   5/93   5/93     5-40

Centre-
ville Apts.  635,846    63,073    697,069     49,780     16,000     746,849      762,849     261,104   2/90  11/90   5-27.5

Charlton
Court      1,206,076    56,144  1,449,050        802     56,144   1,449,852    1,505,996     244,036   1/93  12/92   7-27.5

Chuck-
atuck      1,451,431   128,725  1,731,557      5,363    128,725   1,736,920    1,865,645     330,117   2/90  11/90    12-40

Clover-
leaf I       858,572    54,740    969,048     19,819     54,740     988,867    1,043,607     268,641   4/90  11/90   5-27.5

Clover-
leaf II      877,867    66,488    981,480     23,283     66,488   1,004,763    1,071,251     272,350   4/90  11/90   5-27.5

Connells-
ville      1,373,424    55,440  1,591,799     11,143     55,440   1,602,942    1,658,382     301,620   3/90  11/90   5-27.5

Dallas     1,729,489   230,059  3,408,933   (195,432)*  230,059   3,213,501    3,443,560     857,520  10/90  12/91   5-27.5

Ellaville    790,144    45,000    977,293        413     45,000     977,706    1,022,706     274,047   2/90   7/90   5-27.5

Forsyth    1,462,028    55,000  1,894,917      5,321     55,000   1,900,238    1,955,238     478,469   9/90   7/90   7-27.5


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Freedom
Apts.      1,053,315   144,065  1,219,436     20,062    144,065    1,239,498    1,383,563     219,082   9/90  11/90   5-27.5

Great
Falls        876,877    38,292  1,053,154      6,064     38,292   1,059,218     1,097,510    270,243  10/90  11/90   5-27.5

Hartway
Properties   916,402    49,000  1,116,507          0     49,000   1,116,507     1,165,507    241,496   6/90   7/90   5-27.5

Hilltop    1,492,592   105,000  1,916,734      8,803    105,000   1,925,537     2,030,537    512,324   7/90   8/90   7-27.5

Ironton
Estates      627,904    29,500    794,461        914     29,500     795,375       824,875    148,234   1/93   5/93   5-27.5

Lambert
Square     1,005,284    41,200  1,243,568      2,126     41,200   1,245,694     1,286,894    131,621  12/92  11/92     5-40

Lawton
Apts.      1,492,908    54,400  1,848,603     18,842     54,400   1,867,445     1,921,845    626,017   6/90  11/90   5-27.5

Longview     874,151    25,000  1,071,946     45,342     25,000   1,117,288     1,142,288    324,773   8/90  11/88   5-27.5

Maidu      2,193,985    56,500  4,890,261    293,579     56,500   5,183,840     5,240,340  1,101,092  12/91   3/91   7-27.5


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings               Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total    ciation   Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Meadow-
brook      1,483,679    75,141  1,789,549        765     75,141   1,790,314     1,865,455    493,847   3/90   9/90   5-27.5

Mercer
Apts.        911,567    46,249  1,098,860     18,940     46,249   1,117,800     1,164,049    199,423   8/90  11/90   5-27.5

Morgan-
town         772,016    36,000    930,187          7     36,000     930,194       966,194    148,129  12/90   8/90   5-27.5

Newnan     2,062,078    92,706  4,128,942   (248,251)*   92,706   3,880,691     3,973,397  1,044,519  10/90  12/90   5-27.5

Northern
Conn       1,024,762    42,500  1,536,482     10,144     42,500   1,546,626     1,589,126    227,367  12/92   1/93   5-27.5

Parkwood   2,397,002   316,667  4,358,381      7,812    316,667   4,366,193     4,682,860  1,033,737   5/91   3/91   5-27.5

Pedcor
Invest-
ments      3,068,810   200,000  4,714,711    272,995    200,000   4,987,706     5,187,706    781,598  10/90   7/90   5-27.5

Pinetree
Manor        983,714    30,000  1,210,633        438     30,000   1,211,071     1,241,071    125,581   1/93   11/92    7-40

Pineview     964,539   125,000  1,178,400      4,541    125,000   1,182,941     1,307,941    301,579  12/90   9/90   7-27.5


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                Buildings                        Buildings                  Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-                    Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation    Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Rosewood
Village      651,381    36,000    806,255      2,394     36,000     808,649       844,649   218,386   7/90   7/90   5-27.5

South
Farm       2,432,946   254,636  3,486,308      7,644    254,636   3,493,952     3,748,588   572,592   7/93   4/93     7-40

Stockton
Estates      517,551    17,500    647,699      1,371     17,500     649,070       666,570   126,920   1/93   2/93   5-27.5

Stratford
Square       754,013    63,000    443,433    452,618     63,000     896,051       959,051   101,967   2/93  10/92     5-40

Summer
Glen       1,490,158   147,225  1,669,056      1,078    147,225   1,670,134     1,817,359   214,160   3/93  11/92     5-40

Washington
Heights      459,263    76,537    974,803     10,385     80,137     985,188    1,065,325    177,311   7/90  11/90   5-27.5

West Des
Moines     2,394,690   437,568  4,154,100    279,443    437,568   4,433,543    4,871,111  1,068,979   7/90   7/90   7-27.5

Wichita
West       1,759,000   110,377  2,920,599     37,851    110,377   2,958,450    3,068,827    723,644   7/90   7/90   7-27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                Buildings                        Buildings                  Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-                    Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation    Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Woodside
Housing    1,485,711    60,140   1,926,294     12,302     60,140   1,938,596   1,998,736     381,971   11/90  12/90   5-27.5
          ----------  --------- ---------- ----------  --------- -----------  ----------  ----------
          56,111,510  4,115,524 78,113,868  1,434,399  4,072,051  79,548,267  83,620,318  17,077,250
          ==========  ========= ========== ==========  ========= ===========  ==========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1996.

* Decrease due to reduction in development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1996.  The column has been ommitted for presentation purposes.










Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 73,561,151

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,204,866
    Improvements, etc.................................    314,333
    Other.............................................          0
                                                       ----------
                                                                 $  2,519,199

  Deductions during period:
    Cost of real estate sold..........................$(7,395,934)
    Other.............................................          0
                                                       ----------
                                                                 $(7,395,934)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 68,684,416

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  8,492,161
    Improvements, etc.................................  6,297,007
    Other.............................................          0
                                                       ----------
                                                                 $ 14,789,168
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 83,473,584
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    313,600
    Other.............................................          0
                                                       ----------
                                                                 $    313,600

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,787,184
                                           F-91


Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/95.........................$ 83,787,184
  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................           0
    Other.........................................      86,855
                                                   -----------
                                                              $     86,855
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................    (440,637)
                                                   -----------
                                                              $   (440,637)
                                                               -----------
Balance at close of period - 03/31/96.........................$ 83,433,402
  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................           0
    Other.........................................           0
                                                   -----------
                                                              $          0
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................     186,916
                                                   -----------
                                                              $    186,916
                                                               -----------
Balance at close of period - 03/31/97.........................$ 83,620,318
                                                               ===========
















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

Balance at close of period - 3/31/94............................$ 8,628,343

  Current year expense................................$2,883,271
                                                       ---------

Balance at close of period - 3/31/95............................$11,511,614

  Current year expense................................$2,768,634
                                                       ---------

Balance at close of period - 3/31/96............................$14,280,248
                                                                 ==========
  Current year expense................................$2,797,002
                                                       ---------

Balance at close of period - 3/31/97............................$17,077,250
                                                                 ==========




                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total     ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Academy
Hill       1,381,402   119,500  1,607,604     14,775    119,500    1,622,379    1,741,879    389,796   2/91   2/91   5-27.5
Aspen
Square     1,839,613   150,413  2,118,648     98,321    150,703   2,216,969     2,367,672   357,884  11/90  11/90    5-27.5

Bridge-
view       1,369,406    50,686  1,586,090      1,520     50,686   1,587,610     1,638,296   476,648  12/89  12/90    5-27.5

Buckeye    1,345,943    93,421  1,584,893     66,462     93,421   1,651,355     1,744,776   298,090   8/90  12/90    5-27.5

Church
Hill         958,542    63,232    663,136    532,056     63,232   1,195,192     1,258,424   186,857   1/91  12/90     7-40

Copper
Creek      1,178,490    77,750  1,410,989     48,812     77,750   1,459,801     1,537,551   239,160   9/90  11/90   5-27.5

Coronado     535,030     9,998  1,499,265      1,006      9,998   1,500,271     1,510,269   362,677   4/91   2/91   5-27.5

Crestwood  4,387,363   360,000 10,649,129     35,358    360,000  10,684,487    11,044,487 2,500,120   7/91   1/91   7-27.5

                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                Buildings                         Buildings                 Accum.   Con-    Acq-    Depre-
              Encum-             and im-      Improve-             and im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land    provemnts      Total      ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Dallas
Apts.      1,729,489   230,059  3,408,933   (195,432)*  230,059   3,213,501     3,443,560   857,520  10/90  12/90   7-27.5

Denmark I    772,741    54,000    915,172      4,332     54,000     919,504       973,504   248,982   6/90  11/90     27.5

Denmark II   820,728    36,000  1,003,547        727     36,000   1,004,274     1,040,274   267,560   6/90  11/90   5-27.5

El Dorado
Springs      583,276    22,500    735,245      6,046     22,500     741,291       763,791   217,818   9/90  11/90   5-27.5

Eldon
Estates II   583,417    30,000    690,453     30,506     30,000     720,959       750,959   204,676  11/90  12/90   5-27.5

Eldon
Manor        561,459     7,500    787,399     14,811      7,500     802,210       809,710   226,499  11/90  12/90   5-27.5

Elderly
Housing
of Macon   1,631,123    50,000  1,992,329      9,153     50,000   2,001,482     2,051,482   190,547   4/93   5/93   5-27.5

Eutaw
Elderly    1,629,855    24,000  1,972,439      6,720     24,000   1,979,159     2,003,159   147,599  12/93   5/93     5-50

Farmer-
ville        970,163    57,015  1,195,142      3,546     57,015   1,198,688     1,255,703   173,356   4/91   1/91      N/A


                            Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997


                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description     brances    Land  provements  ments       Land     provemnts      Total      ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Forest
Glade      1,487,052   100,000  1,841,104     23,316    100,000   1,864,420     1,964,420   453,602  12/90  12/90   7-27.5

Franklin
School     1,273,665   112,032  2,528,326  1,922,098    112,032   4,450,424     4,562,456   849,405  12/91  10/90     27.5

Harbor
View       1,484,822   143,957  1,802,615      5,350    143,957   1,807,965     1,951,922   470,233   7/90  12/90   7-27.5

Hilltop
Apts.      1,427,453   178,736  1,545,237        724    178,736   1,545,961     1,724,697   251,122  11/92   1/93     27.5

Holland
Senior       901,648    27,500  1,096,333     17,438     27,500   1,113,771     1,141,271   296,147   6/90  11/90     27.5

Holly
Senior       920,270    36,882  1,139,044     19,384     36,882   1,158,428     1,195,310   301,556  10/90  11/90     27.5

Ivan
Woods      2,233,624   275,000  4,347,328     16,337    275,000   4,363,665     4,638,665 1,105,431   4/91   2/91   5-27.5

Kaplan
Manor        928,706    66,000  1,106,192     42,027     66,000   1,148,219     1,214,219   184,960  12/90  12/90     7-40
                                                           F-96

                           Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Lakewood     956,406    53,100  1,162,254      4,842     53,100   1,167,096     1,220,196   174,680   5/91   1/91      N/A

Licking
Associates   407,033    14,000    316,889    175,452     14,000     492,341       506,341    92,301   3/92  11/91      N/A

London
Arms       2,651,471    37,500  3,479,332   (22,804)*    37,500   3,456,528     3,494,028   759,525  12/90  12/90   5-27.5

Maidu      2,193,985    56,500  4,890,261    293,579     56,500   5,183,840     5,240,340 1,101,092  12/91   3/91   7-27.5

Manning
Properties   842,777    44,125  1,015,703      7,152     44,125   1,022,855     1,066,980   262,657  11/90  11/90   5-27.5

Metter     1,478,198    44,500  1,770,511      4,205     45,141   1,774,716     1,819,857   272,958   5/93  12/92   5-27.5

Nevada
Manor        650,235    50,000    782,543     10,670     50,000     793,213       843,213   230,270  10/90  11/90   5-27.5

Newnan
Apts.      2,062,078    92,706  4,128,942   (248,251)*   92,706   3,880,691     3,973,397 1,044,519  10/90  12/90   5-27.5

Oatka
Villige      921,850    35,000  1,151,205      5,695     35,000   1,156,900     1,191,900   311,155   6/90  11/90   5-27.5

RPI#18L.P. 1,235,928       100  1,776,840    116,895        100   1,893,735     1,893,835   433,224  12/90  12/90   5-27.5

                                Boston Capital Tax Credit Fund II Limited Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------------------------------------------------
Sierra
Springs    1,179,138    52,290  1,448,815     54,433     52,387   1,503,248     1,555,635   238,861  11/90  11/90   5-27.5

South
Fork       1,433,198   100,000  1,782,527      3,726    100,000   1,786,253     1,886,253   294,070   2/91   2/91   5-27.5

Twin
Oaks of
Allendale    784,397    71,305    951,711   (170,609)*   71,305     781,102      852,407    201,913   9/90  12/90   5-27.5

Washington   960,545    55,050  1,150,878      6,304     55,050   1,157,182    1,212,232    175,378   3/91   1/91     7-40

Wildridge  1,407,038   156,576  1,617,243      4,187    156,576   1,621,430    1,778,006    357,491   4/91   1/91   7-27.5
          ---------- --------- ---------- ----------  --------- -----------  ----------- ----------
         $52,099,557 3,238,933 76,652,246  2,970,869  3,239,961  79,623,115   82,863,076 17,208,339
          ========== ========= ========== ==========  ========= ===========  =========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1996.

*Decrease due to reduction of development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1996.  The column has been ommitted for presentation purposes.

                                                         F-98
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 75,467,308

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................     44,500
    Improvements, etc.................................    862,272
    Other.............................................          0
                                                       ----------
                                                                 $    906,772

  Deductions during period:
    Cost of real estate sold..........................$(1,343,477)
    Other.............................................   (188,348)
                                                       ----------
                                                                 $ (1,531,825)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 74,842,255

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,762,741
    Improvements, etc.................................  1,962,905
    Other.............................................          0
                                                       ----------
                                                                 $  7,725,646
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 82,567,901
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,297,882
    Other.............................................          0
                                                       ----------
                                                                 $  1,297,822

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,865,783
                                          F-99


Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11
Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/95..........................$ 83,865,783
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................      81,256
    Other..........................................           0
                                                    -----------
                                                               $     81,256
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................  (1,209,041)
                                                    -----------
                                                               $ (1,209,041)
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,737,998

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     125,078
    Other..........................................           0
                                                    -----------
                                                               $    125,078
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/97..........................$ 82,863,076
                                                                ===========

















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

  Current year expense................................$2,916,577
                                                       ---------

Balance at close of period - 3/31/93............................$ 5,518,735
  Current year expense................................$2,946,686
                                                       ---------

Balance at close of period - 3/31/94............................$ 8,465,421
  Current year expense................................$4,159,331
                                                       ---------

Balance at close of period - 3/31/95............................$12,624,752
  Current year expense................................$1,693,850
                                                       ---------

Balance at close of period - 3/31/96............................$14,318,602
  Current year expense................................$2,889,737
                                                       ---------

Balance at close of period - 3/31/97............................$17,208,339
                                                                 ==========







                            Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total       ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Autumnwood
Village    1,038,102    40,777    371,734    898,028     40,777   1,269,762     1,310,539    239,892   4/92  10/91   5-27.5

BB&L
Enterprises  523,229    24,000    648,985      1,600     24,000     650,585       674,585    136,090   3/91   5/91     5-40

Bowman
Village      667,435    17,000    848,107      2,520     17,000     850,627      867,627    181,199   10/91   6/91   5-27.5

Brandy-
wood       1,752,028    86,029  3,313,958    (62,248)*   86,029   3,251,710     3,337,739    806,738   9/91  12/91   5-27.5

Briarwick  1,259,161    95,079  1,587,073          0     95,079   1,587,073     1,682,152    259,973   4/91   4/91     5-40

Bucksport  1,390,266    71,500  1,683,768   (155,543)*  271,318   1,528,225     1,799,543    346,614   8/91   6/91   7-27.5

Burkes-
ville        736,637    40,000    897,118          0     40,000     897,118       937,118    120,998   9/91  6/91    5-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                  Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                   Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation   Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
California
Investors
VII        9,004,859   820,000  9,361,922  16,788,173    803,050  26,150,095    26,953,145  3,011,776  12/93  10/92   5-27.5

Cananche
Creek      1,239,105    66,200  1,515,813      28,312     66,200   1,544,125     1,610,325    209,474   6/91   5/91   5-27.5

Carson
Village      654,679    30,000    193,264     609,146     30,000     802,410       832,410    148,931   6/92  10/91   5-27.5

Clarkson
Prop         752,147    36,000    932,918           0     36,000     932,918       968,918    126,823   7/91   6/91   7-27.5

Clymer
House      1,085,671    20,000  1,387,091        (542)*   20,000   1,386,549     1,406,549    287,966  10/91   6/91   5-27.5

Corcoran
Investment 1,529,122    75,000  1,976,455           0     75,000   1,976,455     2,051,455    297,827  11/90   2/91     5-50

Cornish
Park       1,459,627    67,390  1,761,946      79,503     68,500   1,841,449     1,909,949    412,717   6/91   6/91   5-27.5

Crescent
City       1,870,741   211,000  2,297,055     (14,590)*  211,000   2,282,465     2,493,465    381,171   3/91   3/91     5-50

Dallas II  1,729,489   230,059  3,194,199      19,302    230,059   3,213,501     3,443,560    857,520  10/90   3/91   7-27.5
                                                          F-99

                            Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Earlimart  1,350,042    90,000  1,711,424        827     90,000   1,712,251     1,802,251   259,156   6/91   6/91     5-50

Evanwood     762,098    36,000    929,102          0     36,000     929,102       965,102   142,095   5/91   6/91   5-27.5

Fort
Smith      1,107,190    87,500  2,089,062          0     87,500   2,089,062     2,176,562   238,366   8/94   9/93   7-27.5

Frank-
lin II     1,491,552    50,000  1,864,100      2,199     50,000   1,866,299     1,916,299   470,612  11/90   4/91   7-27.5

Franklin
House        309,602     1,000    812,706      2,742      1,000     815,448       816,448   194,090   1/88   5/93   5-27.5

Hamilton
Village      571,592    18,943    368,532    344,202     18,943     712,734       731,677   140,848   3/92  10/91   5-27.5

Hunters
Park       1,414,753    92,750  1,650,083     15,431     92,750   1,665,514     1,758,264   212,685   4/91   5/91   5-27.5

Ivan
Woods      2,233,624   275,000  4,347,328     16,337    275,000   4,363,665     4,638,665 1,105,431   4/91   2/91   5-27.5

Jesup        637,753    19,375    427,265    382,416     19,375     809,681       829,056   161,247   7/92  12/91   5-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Lakeridge    919,603    34,832  1,103,517      7,461     34,832   1,110,978     1,145,810   242,898   4/91   3/91     5-50

Laurel
Village      664,305    15,145    256,421    569,407     15,145     825,828       840,973   158,507   5/92  10/91   5-27.5

Los
Caballos     779,138    53,886  1,006,731      1,700     26,943   1,008,431     1,035,374   148,395   8/91   7/91   5-27.5

Marlboro     838,836    26,176  1,032,404     14,417     26,176   1,046,821     1,072,997   268,353   2/91   3/91   5-27.5

Melvilles    896,198    18,500  1,103,074     26,798     18,500   1,129,872     1,148,372   151,555  10/91   7/91   5-27.5

Nanty Glo  1,480,281    35,000  1,869,757      5,117     35,000   1,874,874     1,909,874   393,678   7/91   6/91     7-40

Newnan II  2,062,078    92,706  3,868,800     11,891     92,706   3,880,691     3,973,397 1,044,519  10/90   3/91   7-27.5

Nye
County     1,369,074    60,000  1,694,731      5,023     60,000   1,699,754     1,759,754   419,349   4/91   5/91   5-27.5

Oakleigh     917,201    57,500    553,121    556,122     57,500   1,109,243     1,166,743   140,157   3/92   8/91     7-40

Oakwood      914,168    52,000    782,736    341,812     52,000   1,124,548     1,176,548   144,045   1/92   8/91     7-40

Parkwood   2,397,002   316,667  4,358,381      7,812    316,667   4,366,193     4,682,860 1,033,737   5/91   3/91   5-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                 Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total      ciation   Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Portales
Estates    1,444,481    66,500  1,777,470      5,720     66,500   1,783,190     1,849,690   449,686   7/91   7/91   5-27.5

Prairie
West         475,649    65,000    983,964      4,735     65,000     988,699     1,053,699   239,626   9/95   3/91   5-27.5

Ridgeway
Court        895,994    48,500  1,039,377      6,645     50,450   1,046,022     1,096,472   234,689   1/91   4/91   5-27.5

River
Reach      1,370,435   118,750  1,656,515      6,732    118,750   1,663,247     1,781,997   380,621   5/91   5/91   7-27.5

Rockmoor     439,169    30,000    521,541     17,017     30,000     538,558       568,558    70,772   3/91   5/91   5-27.5

RPI #22      576,874         0  1,177,719     10,944          0   1,188,663     1,188,663   241,323   7/91   6/91   7-27.5

Scott City   600,346    13,000    764,225       (285)    13,000     763,940       776,940   110,236  11/91   6/91   5-27.5

Shawnee
Ridge        669,433    53,650    801,129      6,929     53,650     808,058       861,708   113,941   5/91   5/91   5-27.5

Spring-
field      3,864,669   775,955  9,620,653     30,930    775,955   9,651,583    10,427,538 1,927,125   6/91   7/91   5-27.5

Stonegate
Manor      1,012,820    76,000  1,265,168      6,097     76,000   1,271,265     1,347,265   307,926  12/90   5/91   7-27.5
                                                         F-105

                             Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                 Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts      Total     ciation   Date    Date    Life
----------------------------------------------------------------------------------------------------------------------------
Turner
Lane         723,743    31,530    882,974          0     31,530     882,974      914,504    199,820   7/91   5/91  7-27.5

Union
Baptist      529,851         0  1,151,557     16,582          0   1,168,139    1,168,139    197,175   4/91   5/91  5-27.5

Villas of
Lakeridge    533,728    47,952    605,356        809     47,952     606,165      654,117    133,291   3/91   3/91  5-27.5

Waynesboro 1,375,226    50,000  1,455,507      1,074     50,000   1,456,581    1,506,581    334,122   1/91   4/91  5-27.5

Windsor II   733,507    51,178    887,455     10,016     51,178     897,471      948,649    233,752  11/90   4/91  7-27.5

Woodcrest    713,305    42,000    883,702      1,891     42,000     885,593      927,593    120,263  11/91   6/91    7-40

Woodside   1,159,210    19,383  1,378,829          0     19,383   1,378,829    1,398,212    373,408   3/91   4/91    5-40
          ---------- --------- ---------- ---------- ---------- -----------  ----------- ---------
          66,926,828 4,852,412 90,653,822 20,631,211  5,011,397 111,285,033  116,296,430 20,563,208
          ========== ========= ========== ==========  ========= ===========  =========== ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1996
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1996  The column has been ommitted for presentation purposes.

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
                                                                  -----------
Balance at close of period - 03/31/95............................$115,997,654

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12

Reconciliation of Land, Building & Improvements current year changes - continued


Balance at close of period - 03/31/95..........................$115,997,654
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     231,724
    Other..........................................           0
                                                    -----------
                                                               $    231,724
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$116,229,378

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................      67,052
    Other..........................................           0
                                                    -----------
                                                               $     67,052
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/97..........................$116,296,430
                                                                ===========















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

  Current year expense................................$3,141,623
                                                       ---------

Balance at close of period - 3/31/93............................$ 5,178,364
  Current year expense................................$3,409,630
                                                       ---------

Balance at close of period - 3/31/94............................$ 8,587,994
  Current year expense................................$4,171,394
                                                       ---------

Balance at close of period - 3/31/95............................$12,759,388
  Current year expense................................$4,116,629
                                                       ---------

Balance at close of period - 3/31/96............................$16,876,017
  Current year expense................................$3,687,191
                                                       ---------

Balance at close of period - 3/31/97............................$20,563,208
                                                                 ==========







                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-   Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date   Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Ada
Vil       1,054,436    125,997     1,201,080            0   125,997   1,201,080    1,327,077    151,732 11/93  1/93    5-30

Amherst   1,607,320     60,000     1,920,734            0    60,000   1,920,734    1,980,734    385,411  1/92  1/92  7-27.5

Beckwood
Manor     1,274,241     35,000     1,569,743       38,578    35,000   1,608,321    1,643,321    306,577 10/92  5/92  5-27.5

Belmont
Vlg         931,273     64,312     1,073,695        6,676    64,312   1,080,371    1,144,683    154,237 12/91  1/92  7-27.5

Bethel
Park      1,494,878    265,800     1,310,374      478,546   117,500   1,788,920    1,906,420    245,500  3/92 12/91    5-40

Blan-
chard       219,071     42,000       727,225     (473,334)   23,726     253,891      277,617     37,470  9/91 10/91    7-40


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Blanchard
Vlg         599,925     42,000       730,704            0    42,000     730,704      772,704     98,019  7/93  1/93     5-30

Brant-
wood      1,146,451     55,500     1,382,381          977    55,500   1,383,358    1,438,858    310,057  9/91  7/91   7-27.5

Brecken-
ridge       870,566     21,500     1,181,178        1,909    21,500   1,183,087    1,204,587    171,701   3/92  1/92  7-27.5

Briar-
wood II   1,497,599     90,000     1,785,580     (297,553)   90,000   1,488,027    1,578,027    298,149   4/92  2/92  7-27.5

Bridge Coali-
tion              0          0       695,990            0         0     695,990      695,990    125,179  12/91  1/92    27.5

Buchanan    727,618     63,275       833,561       33,758    63,275     867,319      930,594    226,967  10/90  7/91  7-27.5

California
Inv. V    5,480,494    401,411    10,824,261        2,231   401,411  10,826,492   11,227,903  2,066,347  03/90  8/92  7-27.5

California
Inv. VII  9,004,859    820,000     9,361,922   16,788,173   803,050  26,150,095   26,953,145  3,011,776  12/93 10/92  7-27.5

Capital
Hsg       1,558,771    178,000     3,131,389       39,766   178,000   3,171,155    3,349,155    656,736   1/91  8/91  7-27.5
                                                              F-111

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Capitol
One         713,046     35,000       883,508            0    35,000     883,508      918,508     70,799   8/95  3/95  7-27.5

Carleton
Court     2,632,853     94,360     3,954,231      219,892    94,360   4,174,123    4,268,483    643,676  12/91 12/91    7-34

Carriage
Run       1,334,409     83,980     1,046,960      550,232    83,980   1,597,192    1,681,172    306,638   4/92 10/91  7-27.5

Cedar-
wood      1,422,174     61,698     1,477,659      231,450    61,698   1,709,109    1,770,807    199,689   1/92 10/91  7-27.5
Central
Valley    1,831,879    141,353     2,170,282            0   141,353   2,170,282    2,311,635    284,314  12/91  1/92    5-50

Chapar-
ral         697,751     38,972       863,939        3,510    38,972     867,449      906,421    111,358   7/91  8/91    7-50

College
Green     4,041,301    225,000     6,774,847       37,748   225,000   6,812,595    7,037,595    434,810   8/95  3/95  7-27.5

Colorado
City        543,812     30,000       608,138       16,258    30,000     624,396      654,396     82,442  10/91 10/91    7-40

Cotton
wood        656,329     40,000       775,242        3,710    40,000     778,952      818,952    104,637   7/91 10/91    7-40

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Crystal
Sprgs     1,307,850     60,000     1,574,032        6,642    60,000   1,580,674    1,640,674    263,217  1/92  1/92   7-27.5

Davis
Vlg       1,181,354     55,000     1,456,778            0    55,000   1,456,778    1,511,778    192,623  9/93  1/93     5-30

Derby
Hsg       1,876,305    165,000     3,451,914      (46,262)  165,000   3,405,652    3,570,652    715,254  9/91  6/91   7-27.5

Deven-
wood        876,194     76,000     1,215,772        3,057    76,000   1,218,829    1,294,829    196,053  1/93  7/92     N/A

Duncan
Vlg       1,155,877     83,875     1,391,226            0    83,875   1,391,226    1,475,101    174,324 11/93  1/93     5-30

Edison
Village   1,203,485     46,536     1,425,180       50,796    46,536   1,475,976    1,522,512    295,588  2/92  7/91   7-27.5


Excel-
sior        625,408     70,000       704,252        8,633    70,000     712,885      782,885    191,533  4/91  2/92   7-27.5

Four Oaks
Hsg         896,275     48,000     1,063,004        3,228    73,083   1,066,232    1,139,315    196,700  6/92  3/92   7-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Franklin
Vista       932,216     49,520     1,130,261            0    49,520   1,130,261    1,179,781    145,273  4/92  1/92   7-27.5

Friend-
ship      1,442,972    195,314     1,639,123      124,570   213,230   1,763,693    1,976,923    520,595  6/91  1/92   7-27.5

Glenhaven
Park        707,514    195,000       834,120            0   195,000     834,120    1,029,120    165,080  6/89  1/94   7-27.5

Harrison
City      1,485,187     35,521     1,792,881        5,424    35,521   1,798,305    1,833,826    338,058  9/92  7/92   7-27.5

Haven Park
Part-
ners II     499,283    225,000     1,045,411            0   225,000   1,045,411    1,270,411    285,651  6/89  1/94   7-27.5

Haven Park
Partners
III         501,859    225,000     1,177,089            0   225,000   1,177,089    1,402,089    198,757 12/89  1/94   7-27.5

Haven Park
Part-
ners IV     403,505    180,000       874,413            0   180,000     874,413    1,054,413    139,282  6/90  1/94   7-27.5

Hessmer     913,495     35,000       380,289      777,463    35,000   1,157,752    1,192,752    142,300  4/92 12/91     7-40

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Hillmont
Village     887,931     38,000       911,697      160,272    38,000   1,071,969    1,109,969    218,321  1/92  9/91   7-27.5

Hughes
Springs     790,069     35,000       947,230            0    35,000     947,230      982,230    126,109  8/91 10/91     7-40

Hunters
Run       1,451,285    120,000     1,169,479      537,695   120,000   1,707,174    1,827,174    345,954  2/92 12/91   7-27.5

Indepen-
dence     1,089,545    103,901     1,237,331        9,492   103,901   1,246,823    1,350,724    281,348  6/91  8/91   7-27.5

Jarratt     835,929     55,926     1,028,925      (67,608)   55,926     961,317    1,017,243    197,380 12/91 10/91   7-27.5

Kilmar-
nock        767,003     44,000       969,309            0    44,000     969,309    1,013,309    227,854  4/91  7/91   7-27.5

King
Fisher      171,876     21,000       198,768            0    21,000     198,768      219,768     26,819 12/93  1/93     5-30

La Gama
Del
Bario       670,088    110,000     1,020,084       46,465   110,000   1,066,549    1,176,549    165,761  8/92  6/92   7-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Lake Isa-
bella     1,999,356    360,000     2,036,815      229,471   360,000   2,266,286    2,626,286    294,029  1/92   9/91     5-50

Lakeview
Meadows  1,576,0000     99,580     2,665,491        7,868    99,580   2,673,359    2,772,939    573,136  6/92   1/92    12-40

Lakewood
Terr      3,932,649    124,707     2,257,609    4,420,840   124,707   6,678,449    6,803,156   1,193,692 8/89  11/93   5-27.5

Lexington
Park      4,860,326    500,000     7,754,757            0   500,000   7,754,757    8,254,757    890,623 12/93  11/91   7-27.5

Lexington
Vlg         212,249     23,814       246,703            0    23,814     246,703      270,517     35,231 11/93   1/93     5-30

Lonacon-
ing       1,493,502    113,305       181,203    1,588,889   113,305   1,740,092    1,853,397    217,412  9/92  12/91   5-27.5

Louis
Assocs.     833,193     13,720     1,038,651          426    13,720   1,039,077    1,052,797    190,831  1/92   3/92   7-27.5

Maidu     2,193,985     56,500     5,108,838       75,002    56,500   5,183,840    5,240,340  1,101,092 12/91   1/92   7-27.5

Marion
Mnr       1,009,781     50,000     1,237,671        8,394    50,000   1,246,065    1,296,065    141,776  6/92   2/92   7-27.5

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Maysville
Vlg         226,700     25,920       255,681            0     25,920     255,681     281,601     36,887 10/93   1/93     5-30

McComb
Fam       1,007,467     30,000     1,226,748        3,297     30,000   1,230,045   1,260,045    233,111 10/91 10/91    7-27.5

Mon-
tague     1,144,205          0     1,493,360       96,949     22,223   1,590,309   1,612,532    284,516 12/91 12/91      5-30

Navapai     885,717     53,480     1,073,287       25,572     53,480   1,098,859   1,152,339    163,270  4/91  6/91      7-50

Nevada
City      3,557,533    492,000     3,954,179      130,975    492,000   4,085,154   4,577,154    501,493 10/91  1/91    5-27.5

New
River     1,489,932     46,400     1,279,522      519,597     46,400   1,799,119   1,845,519    232,510  2/92  8/91    7-27.5

Newel-
lton        950,799     57,600     1,161,263        2,430     57,600   1,163,693   1,221,293    143,531  4/92  2/92      7-40

Oakland
Vlg         855,063     38,400     1,021,589        2,502     58,014   1,024,091   1,082,105    180,146  8/92  5/92    7-27.5


                             Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Okemah
Vlg         699,392     27,752       872,256            0     27,752     872,256     900,008    119,548  5/93  1/93    7-27.5

One
North-
ridge     1,723,362    190,000     3,051,424       59,364    190,000   3,110,788   3,300,788    473,077  2/92  1/92    7-27.5

Park-
wood      2,397,002    316,667     4,358,381        7,812    316,667   4,366,193   4,682,860  1,033,737  5/91 10/91    7-27.5

Pine-
ridge       995,445     31,500       494,515      715,923     31,500   1,210,438   1,241,938    130,969  3/92 10/91    7-27.5

Pittsfield
Park      1,049,950    204,900       781,557      541,973     58,000   1,323,530   1,381,530    207,623  6/92 12/91      5-30

Planta-
tion IV   1,425,291     77,000     1,697,631       16,686     77,000   1,714,317   1,791,317    364,841  11/91 12/91   7-27.5

Portville
Square      980,810     66,206     1,068,007       29,836     66,206   1,097,843   1,164,049    149,031   3/92  3/92   7-27.5

Prague
Vlg         122,996     10,500       157,060            0     10,500     157,060     167,560     24,589   3/93  1/93   7-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Rainer
Manor     3,712,816   521,000     5,852,852            0    521,000   5,852,852   6,373,852    667,360  1/93  3/92    7-27.5

Rosen-
berg      1,837,045   452,000    10,701,246   (8,526,246)   415,000   2,175,000   2,590,000          0  1/92 12/91    7-27.5

Rosewood
Manor     1,443,146    175,000     1,605,480        7,408    175,000   1,612,888   1,787,888    338,216 11/91 12/91   7-27.5

San
Jacinto   2,379,264    288,000     2,694,130      105,463    288,000   2,799,593   3,087,593    407,098 10/91  1/92     5-50

Schroon
Lake      1,096,402     78,000     1,318,831      (13,366)    78,000   1,305,465   1,383,465    247,269  1/92 11/91     5-50

Scott
Part-
ners        599,319     60,000     1,171,445       22,194     60,000   1,193,639   1,253,639    251,420 11/91 10/91   7-27.5

Sioux
Falls     1,110,281     82,406     2,233,596      (15,816)    82,406   2,217,780   2,300,186    473,310 10/91 11/91   7-27.5


                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Smith-
ville     1,248,563     79,790     1,465,210       21,214     79,790   1,486,424   1,566,214    399,693   5/91  2/92  7-27.5

South
Fulton      666,263     34,000       794,896            0     34,000     794,896     828,896    157,576   8/91 10/91  7-27.5

Standard-
ville       588,010     29,500       691,006            0     29,500     691,006     720,506    112,183  11/91  4/92    5-40

St.
Barnabas  1,217,322     43,335     1,520,445        2,648     43,335   1,523,093   1,566,428    174,986  12/91 10/91  7-27.5

Summerlane  863,418     48,700     1,010,651        3,038     48,700   1,013,689   1,062,389    213,402  11/91  7/91  7-27.5

Tionesta
Manor     1,434,505    229,850     1,666,675       17,639    229,850   1,684,314   1,914,164    365,137   1/92  2/92  7-27.5

Titus-
ville     1,245,008     85,280     1,235,975      226,530     85,280   1,462,505   1,547,785    298,774   1/92 12/91  7-27.5

Toano III   710,837     56,266       874,381        1,499     56,266     875,880     932,146    207,084   7/91  7/91  7-27.5

Topsham   1,132,054    135,552     1,458,644        1,522    135,552   1,460,166   1,595,718    182,060   8/92 11/91   10-40


                             Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings                Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                  Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total    ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Townview  1,383,897     87,238     1,713,135       16,525     87,238   1,729,660   1,816,898    261,678  10/91  9/91  5-27.5

Tyrone
Hsg       1,489,985    138,700     1,850,252      (60,949)   138,700   1,789,303   1,928,003   253,411    1/92 12/91    5-40

Vic-
toria     1,409,195     12,500     1,733,581            0     12,500   1,733,581   1,746,081   323,249    6/92  1/92  5-27.5

Village
Terrace     728,004     63,000     1,529,691            0     63,000   1,529,691   1,529,691   324,124    9/91  5/92    5-40

Washing-
ton       1,194,915     72,396     1,494,696        2,410     72,396   1,497,106   1,569,502   318,063    8/91  7/91    7-27

Wesley
Vlg       1,319,261     44,750       347,831    1,253,193     44,750   1,601,024   1,645,774   215,806    6/92 10/91  5-27.5

Wild-
wood      1,267,980     94,949     1,498,290        7,245     94,949   1,505,535   1,600,484   245,935   10/91 10/91    5-40

Woodfield
Commons   1,220,249     66,533     2,478,583      129,178     66,533   2,607,761   2,674,294   384,577    6/91  9/91   12-40

Wood-
side      1,216,779     44,000     1,472,335        6,808     44,000   1,479,143   1,523,143   317,920   10/91 11/91  7-27.5
                                                                F-121

                              Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized        Gross amount at which
                         cost to company       costs**        carried at close of period
                         ---------------    -----------     -----------------------------
                                 Buildings                            Buildings               Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-                 Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements      Total   ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Wynnewood
Vlg         419,103     41,987       521,591           0      41,987     521,591     563,578    72,988  11/93  1/93   5-27.5

York-
shire       926,910     29,265     1,079,451      29,983      29,265   1,109,434   1,138,699   244,603  9/91  8/91    5-27.5

Zin-
master    1,874,424    100,000     3,307,709       1,363     100,000   3,309,072   3,409,072  1,117,120 1/88  1/95    7-27.5

        ----------- ----------   -----------  ----------  ---------- ----------- ----------- ----------
        137,371,131 11,491,699   186,719,997  20,995,683  11,209,111 207,715,680 218,924,791 33,725,798
        =========== ==========   ===========  ==========  ========== =========== =========== ==========


Since the Operating Partnerships maintain a calendar year end, the information on this schedule is as of December 31, 1996

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
                                                                  -----------
Balance at close of period - 03/31/95............................$217,528,999

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95..........................$217,528,999

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  11,627,996
    Other..........................................           0
                                                    -----------
                                                               $ 11,627,996
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................    (299,900)
                                                    -----------
                                                               $   (299,900)
                                                                -----------
Balance at close of period - 03/31/96..........................$228,857,095

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................           0
    Other..........................................           0
                                                    -----------
                                                               $          0
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................  (9,932,304)
                                                    -----------
                                                               $ (9,932,304)
                                                                -----------
Balance at close of period - 03/31/97..........................$218,924,791
                                                                ===========

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92.........................$   659,075

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

Balance at close of period - 3/31/94..............................$12,604,673

  Current year expense..................................$7,623,477
                                                         ---------

Balance at close of period - 3/31/95..............................$20,228,150

  Current year expense..................................$8,161,751
                                                         ---------

Balance at close of period - 3/31/96..............................$28,389,901
                                                                   ==========
  Current year expense..................................$4,502,253
                                                         ---------

Balance at close of period - 3/31/97..............................$32,892,154
                                                                   ==========