Form 10-Q
period 1997-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1997-08-20
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1997
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



               Boston Capital Tax Credit Fund II Limited Partnership

                                BALANCE SHEETS


                                              June 30,             March 31,
                                                1997                 1997
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 66,061,262        $ 69,472,764


OTHER ASSETS
   Cash and cash equivalents                   1,721,144           1,725,325
   Notes Receivable                              556,415             603,920
   Deferred acquisition costs (Note B)         1,226,182           1,238,321
   Organization costs, net of accumulated
     amortization (Note B)                             -                   -
   Other assets                                  390,050             342,545
                                              ----------          ----------

                                            $ 69,955,053        $ 73,382,875
                                              ==========          ==========

LIABILITIES

Accounts payable & accrued
    expenses                                $          -        $          -
Accounts Payable - affiliates (Note C)        12,282,617          11,654,634
Capital Contributions payable (Note D)           374,098             387,098
                                              ----------          ----------
                                              12,656,715          12,041,732
                                              ----------          ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              58,342,068          62,344,445

General Partner                               (1,043,730)         (1,003,302)
                                              ----------          ----------
                                              57,298,338          61,341,143
                                              ----------          ----------

                                            $ 69,955,053        $ 73,382,875
                                              ==========          ==========

       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 7
                                           ----------------------------
                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $1,616,425       $1,771,367

OTHER ASSETS
Cash and cash equivalents                        9,711           12,008
Notes receivable                                     -                -
Deferred acquisition costs (Note B)                  -                -
Organization costs, net of
   accumulated amortization (Note B)                 -                -
Other assets                                    16,450           16,450
                                             ---------        ---------

                                            $1,642,586       $1,799,825
                                             =========        =========
LIABILITIES

Accounts payable and accrued
   expenses                                 $        -       $        -
Accounts payable - affiliates (Note C)         759,113          730,326
Capital contributions payable (Note D)               -                -
                                             ---------        ---------
                                               759,113          730,326
                                             ---------        ---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                               964,564        1,148,730


General Partner                                (81,091)         (79,231)
                                             ---------        ---------

                                               883,473        1,069,499
                                             ---------        ---------

                                            $1,642,586       $1,799,825
                                             =========        =========


        The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9
                                            ----------------------------
                                              June 30,         March 31,
                                                1997             1997
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $11,774,778     $12,528,610


OTHER ASSETS
Cash and cash equivalents                        570,436         566,836
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               21,965          22,182
Organization costs, net of
  accumulated amortization (Note B)                    -               -
Other assets                                      14,009          14,009
                                              ----------      ----------

                                             $12,381,188     $13,131,637
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         3,025,322       2,881,376
Capital contributions payable (Note D)             4,590           4,590
                                              ----------      ----------
                                               3,029,912       2,885,966
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                9,618,103      10,503,554

General Partner                                 (266,827)       (257,883)
                                              ----------      ----------

                                               9,351,276      10,245,671
                                              ----------      ----------
                                             $12,381,188     $13,131,637
                                              ==========      ==========


        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 10
                                             ----------------------------
                                              June 30,         March 31,
                                                1997             1997
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,767,998     $ 9,224,595

OTHER ASSETS
Cash and cash equivalents                        143,179         144,428
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               86,895          87,755
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      38,979          38,979
                                              ----------      ----------

                                             $ 9,037,051     $ 9,495,757
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         2,072,838       1,983,960
Capital contributions payable (Note D)                 -               -
                                              ----------      ----------
                                               2,072,838       1,983,960
                                              ----------      ----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                7,105,384       7,647,492


General Partner                                 (141,171)       (135,695)
                                              ----------      ----------

                                               6,964,213       7,511,797
                                              ----------      ----------

                                             $ 9,037,051     $ 9,495,757
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 11
                                            ----------------------------
                                              June 30,        March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
      PARTNERSHIPS (Note D)                  $10,462,975     $11,085,975

OTHER ASSETS

Cash and cash equivalents                        305,847         307,351
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               44,043          44,479
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                      41,567          41,567
                                              ----------      ----------
                                             $10,854,432     $11,479,372
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,381,493       1,300,073
Capital contributions payable (Note D)            27,528          27,528
                                              ----------      ----------
                                               1,409,021       1,327,601
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                9,565,642      10,264,938

General Partner                                 (120,231)       (113,167)
                                              ----------      ----------

                                               9,445,411      10,151,771
                                              ----------      ----------

                                             $10,854,432     $11,479,372
                                              ==========      ==========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 12
                                            ----------------------------
                                              June 30,        March 31,
                                                1997            1997
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

  INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $11,374,036     $11,946,248

OTHER ASSETS
Cash and cash equivalents                          5,156           8,532
Notes receivable                                  12,831          60,336
Deferred acquisition costs (Note B)              336,250         339,579
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                     103,491          55,986
                                               ---------       ---------

                                             $11,831,764     $12,410,681
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses                                  $         -     $         -
Accounts payable - affiliates (Note C)         1,724,201       1,628,384
Capital contributions payable (Note D)            11,405          11,405
                                              ----------      ----------
                                               1,735,606       1,639,789
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                               10,252,455      10,920,442

General Partner                                 (156,297)       (149,550)
                                              ----------      ----------

                                              10,096,158      10,770,892
                                              ----------      ----------

                                             $11,831,764     $12,410,681
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14
                                            ----------------------------
                                             June 30,          March 31,
                                               1997              1997
                                            (Unaudited)       (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
      PARTNERSHIPS (Note D)                  $22,065,050     $22,915,969

OTHER ASSETS

Cash and cash equivalents                        686,815         686,170
Notes receivable                                 543,584         543,584
Deferred acquisition costs (Note B)              737,029         744,326
Organization costs, net of
   accumulated amortization (Note B)                   -               -
Other assets                                     175,554         175,554
                                              ----------      ----------

                                             $24,208,032     $25,065,603
                                              ==========      ==========

LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $         -
Accounts payable - affiliates (Note C)         3,319,650       3,130,515
Capital contributions payable (Note D)           330,575         343,575
                                              ----------      ----------
                                               3,650,225       3,474,090
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               20,835,920      21,859,289

General Partner                                 (278,113)       (267,776)
                                              ----------      ----------
                                              20,557,807      21,591,513
                                              ----------      ----------
                                             $24,208,032     $25,065,603
                                              ==========      ==========


      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                                (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    11,969   $    13,920
  Miscellaneous income                            -             -
                                         ----------    ----------

                                             11,969        13,920
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (3,408,453)   (3,931,170)
                                         ----------    ----------
Expenses
  Partnership management fees               587,499       526,756
  Amortization                               12,139        21,967
  General and administrative expenses        46,683       124,318
                                         ----------    ----------

                                            646,321       673,041
                                         ----------    ----------


  NET LOSS                              $(4,042,805)  $(4,590,291)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(4,002,377)  $(4,544,388)
                                         ==========    ==========

Net loss allocated to general partner   $   (40,428)  $   (45,903)
                                         ==========    ==========

Net loss per BAC                        $     (1.29)  $     (1.38)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $      88     $      20
  Miscellaneous income                                 -             -
                                                --------      --------

                                                      88            20
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (154,942)     (128,101)
                                                --------      --------

Expenses
  Partnership management fees                     28,287        28,287
  Amortization                                         -             -
  General and administrative expenses              2,885         5,343
                                                --------      --------

                                                  31,172        33,630
                                                --------      --------


  NET LOSS                                     $(186,026)    $(161,711)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(184,166)    $(160,094)
                                                ========      ========

Net loss allocated to general partner          $  (1,860)    $  (1,617)
                                                ========      ========

Net loss per BAC                               $    (.18)    $    (.15)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1997         1996
                                                  ----         ----
Income
  Interest income                           $     4,348     $   4,761
  Miscellaneous income                                -             -
                                              ---------      --------

                                                  4,348         4,761
                                              ---------      --------

Share of loss from Operating
  Partnerships                                 (753,828)     (763,578)
                                              ---------      --------

Expenses
  Partnership management fees                   135,983       123,042
  Amortization                                      217           217
  General and administrative expenses             8,715        17,101
                                              ---------      --------

                                                144,915       140,360
                                              ---------      --------


  NET LOSS                                  $  (894,395)    $(899,177)
                                              =========      ========

Net loss allocated to limited partners      $  (885,451)    $(890,185)
                                              =========      ========

Net loss allocated to general partner       $    (8,944)    $  (8,992)
                                              =========      ========

Net loss per BAC                            $      (.21)    $    (.22)
                                              =========      ========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1997         1996
                                                 ----         ----
Income
  Interest income                             $     978     $   1,092
  Miscellaneous income                                -             -
                                               --------      --------

                                                    978         1,092
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (456,597)     (540,138)
                                               --------      --------

Expenses
  Partnership management fees                    84,528        78,309
  Amortization                                      860           860
  General and administrative expenses             6,577        14,187
                                               --------      --------

                                                 91,965        93,356
                                               --------      --------


  NET LOSS                                    $(547,584)    $(632,402)
                                               ========      ========

Net loss allocated to limited partner         $(542,108)    $(626,078)
                                               ========      ========

Net loss allocated to general partner         $  (5,476)    $  (6,324)
                                               ========      ========

Net loss per BAC                              $    (.22)    $    (.26)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                             $   1,673     $   1,685
  Miscellaneous income                                -             -
                                               --------      --------

                                                  1,672         1,685
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (623,000)     (579,456)
                                               --------      --------

Expenses
  Partnership management fees                    78,834        77,294
  Amortization                                      436           436
  General and administrative expenses             5,763        12,814
                                               --------      --------

                                                 85,033        90,544
                                               --------      --------


  NET LOSS                                    $(706,360)    $(668,315)
                                               ========      ========

Net loss allocated to limited partner         $(699,296)    $(661,632)
                                               ========      ========

Net loss allocated to general partner         $  (7,064)    $  (6,683)
                                               ========      ========

Net loss per BAC                              $    (.28)    $    (.26)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                             $      85     $   1,242
  Miscellaneous income                                -             -
                                               --------      --------

                                                     85         1,242
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (572,212)     (604,800)
                                               --------      --------

Expenses
  Partnership management fee                     91,518        80,502
  Amortization                                    3,329         3,329
  General and administrative expenses             7,760        21,001
                                               --------      --------

                                                102,607       104,832
                                               --------      --------


  NET LOSS                                    $(674,734)    $(708,390)
                                               ========      ========

Net loss allocated to limited partner         $(667,987)    $(701,306)
                                               ========      ========

Net loss allocated to general partner         $  (6,747)    $  (7,084)
                                               ========      ========

Net loss per BAC                              $    (.22)    $    (.23)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                            (Unaudited)


                                                      SERIES 14
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                           $     4,797    $    5,120
  Miscellaneous income                                -             -
                                              ---------     ---------

                                                  4,797         5,120
                                              ---------     ---------

Share of loss from Operating
  Partnerships                                 (847,874)   (1,315,097)
                                              ---------     ---------

Expenses
  Partnership management fees                   168,349       139,322
  Amortization                                    7,297        17,125
  General and administrative expenses            14,983        53,872
                                              ---------     ---------

                                                190,629       210,319
                                              ---------     ---------


  NET LOSS                                  $(1,033,706)  $(1,520,296)
                                              =========     =========

Net loss allocated to limited partner       $(1,023,369)  $(1,505,093)
                                              =========     =========

Net loss allocated to general partner       $   (10,337)  $   (15,203)
                                              =========     =========

Net loss per BAC                            $      (.18)  $      (.27)
                                              =========     =========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1997            $ 62,344,445   $(1,003,302) $61,341,143


    Net loss                   (4,002,377)      (40,428)  (4,042,805)
                               ----------     ---------   ----------


Partners' capital (deficit),
   June 30, 1997             $ 58,342,068   $(1,043,730) $57,298,338
                               ==========     =========   ==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1997             $ 1,148,730     $ (79,231)   $1,069,499

Net loss                         (184,166)       (1,860)     (186,026)
                                ---------      --------     ---------
Partners' capital (deficit),
    June 30, 1997             $   964,564     $ (81,091)   $  883,473
                                =========      ========     =========

Series 9
--------

Partners' capital (deficit),
    April 1, 1997             $10,503,554     $(257,883)  $10,245,671

Net loss                         (885,451)       (8,944)     (894,395)
                               ----------       -------    ----------

Partners' capital (deficit),
    June 30, 1997             $ 9,618,103     $(266,827)   $9,351,276
                               ==========      ========    ==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1997             $ 7,647,492     $(135,695)  $ 7,511,797

Net loss                         (542,108)       (5,476)     (547,584)
                               ----------      --------    ----------
Partners' capital (deficit),
    June 30, 1997             $ 7,105,384     $(141,171)  $ 6,964,213
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1997
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1997             $10,264,938     $(113,167)  $10,151,771

Net loss                         (699,296)       (7,064)     (706,360)
                               ----------      --------    ----------
Partners' capital (deficit),
    June 30, 1997             $ 9,565,642     $(120,231)  $ 9,445,411
                               ==========      ========    ==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1997             $10,920,442     $(149,550)  $10,770,892

Net loss                         (667,987)       (6,747)     (674,734)
                               ----------      --------    ----------

Partners' capital (deficit),
    June 30, 1997             $10,252,455     $(156,297)  $10,096,158
                               ==========      ========    ==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1997             $21,859,289     $(267,776)  $21,591,513

Net loss                       (1,023,369)      (10,337)   (1,033,706)
                               ----------      --------    ----------

Partners' capital (deficit),
    June 30, 1997             $20,835,920     $(278,113)  $20,557,807
                               ==========      ========    ==========

       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                  (Unaudited)

                                             1997             1996
                                             ----             ----
Cash flows from operating activities:
    Net loss                             $ (4,042,806)  $ (4,590,291)
    Adjustments
       Distributions from Operating
         Partnerships                           3,050         15,513
       Amortization                            12,139         21,967
       Share of loss from Operating
         Partnerships                       3,408,453      3,931,170
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 627,983        628,861
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                           ----------     ----------
         Net cash (used in) provided by
           operating activity                   8,819          7,220
                                           ----------     ----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                 (13,000)       (86,448)
     Advances (made to) repaid from
       Operating Partnerships                       -              -
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (13,000)       (86,448)
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (4,181)       (79,228)

Cash and cash equivalents, beginning        1,725,325      1,862,286
                                           ----------     ----------
Cash and cash equivalents, ending        $  1,721,144    $ 1,783,058
                                           ==========     ==========


        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                  (Unaudited)
                                                    Series 7
                                            -------------------------
                                                1997          1996
                                                ----          ----
Cash flows from operating activities:
    Net loss                                 $(186,026)   $ (161,711)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                          154,942       128,101
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           28,787        29,669
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                      -             -
                                              --------     ---------
         Net cash (used in) provided by
           operating activities                 (2,297)       (3,941)
                                              --------     ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -             -
     Advances (made to) repaid from Operating
       Partnerships                                  -             -
                                              --------     ---------
         Net cash (used in) provided by
           investing activities                      -             -
                                              --------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (2,297)       (3,941)

Cash and cash equivalents, beginning            12,008         4,874
                                              --------     ---------
Cash and cash equivalents, ending            $   9,711    $      933
                                              ========     =========


     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                  (Unaudited)
                                                    Series 9
                                            -------------------------
                                                1997           1996
                                                ----           ----
Cash flows from operating activities:
    Net loss                                $ (894,396)    $ (899,177)
    Adjustments
       Distributions from Operating
         Partnerships                                5          2,474
       Amortization                                217            217
       Share of loss from Operating
         Partnerships                          753,828        763,578
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          143,946        143,946
       Decrease (Increase) in prepaid
         expenses                                    -              -
       Decrease (Increase) in other
         assets                                      -              -
                                             ---------      ---------
         Net cash (used in) provided by
           operating activities                  3,600        11,038
                                             ---------      ---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -       (86,448)
    Advances (made to) repaid from
       Operating Partnerships                        -              -
                                             ---------      ---------
         Net cash (used in) provided by
          investing activities                       -       (86,448)
                                             ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  3,600        (75,410)

Cash and cash equivalents, beginning           566,836        658,264
                                             ---------      ---------
Cash and cash equivalents, ending          $   570,436     $  582,854
                                             =========      =========


         The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                             (Unaudited)
                                                    Series 10
                                           -------------------------
                                              1997            1996
                                              ----            ----
Cash flows from operating activities:
    Net loss                               $ (547,584)    $ (632,402)
    Adjustments
       Distributions from Operating
         Partnerships                               -            235
       Amortization                               860            860
       Share of loss from Operating
Partnerships                        456,597        540,138
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          88,878         88,874
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities                (1,249)        (2,295)
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (1,249)        (2,295)

Cash and cash equivalents, beginning          144,428        152,625
                                            ---------      ---------
Cash and cash equivalents, ending          $  143,179     $  150,330
                                            =========      =========


          The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)
                                                    Series 11
                                           -------------------------
                                              1997           1996
                                              ----           ----
Cash flows from operating activities:
    Net loss                               $ (706,360)    $ (668,315)
    Adjustments
       Distributions from Operating
         Partnerships                               -            749
       Amortization                               436            436
       Share of loss from Operating
Partnerships                        623,000        579,456
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          81,420         81,421
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities                (1,504)        (6,253)
                                            ---------      ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -             -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -             -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (1,504)        (6,253)

Cash and cash equivalents, beginning          307,351        233,619
                                            ---------      ---------
Cash and cash equivalents, ending          $  305,847     $  227,366
                                            =========      =========


        The accompanying notes are an integral part of these statements.

               Boston Capital Tax Credit Fund II Limited Partnership

                          STATEMENTS OF CASH FLOWS
                         Three Months Ended June 30,
                                (Unaudited)
                                                    Series 12
                                            -------------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net loss                               $ (674,734)    $ (708,390)
    Adjustments
       Distributions from Operating
         Partnerships                               -          8,571
       Amortization                             3,329          3,329
       Share of loss from Operating
Partnerships                        572,212        604,800
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          95,817         95,816
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities                (3,376)         4,126
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -             -
     Advances (made to) repaid from Operating
       Partnerships                                 -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -             -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (3,376)         4,126

Cash and cash equivalents, beginning            8,532        167,568
                                            ---------      ---------
Cash and cash equivalents, ending          $    5,156    $   171,694
                                            =========      =========


        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership
                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                 (Unaudited)
                                                    Series 14
                                            -------------------------
                                                1997          1996
                                                ----          ----
Cash flows from operating activities:
    Net loss                               $(1,033,706)  $(1,520,296)
    Adjustments
       Distributions from Operating
         Partnerships                            3,045         3,484
       Amortization                              7,297        17,125
       Share of loss from Operating
Partnerships                         847,874     1,315,097
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          189,135       189,135
       Decrease (Increase) in prepaid
         expenses                                    -             -
       Decrease (Increase) in other
         assets                                      -             -
                                            ----------     ---------
         Net cash (used in) provided by
           operating activities                 13,645         4,545
                                            ----------     ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                  (13,000)            -
     Advances (made to) repaid from
       Operating Partnerships                        -             -
                                            ----------     ---------
         Net cash (used in) provided by
           investing activities                (13,000)            -
                                            ----------     ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                    645         4,545

Cash and cash equivalents, beginning           686,170       645,336
                                            ----------     ---------
Cash and cash equivalents, ending         $    686,815   $   649,881
                                            ==========     =========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 1997 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               June 30, 1997
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 1997, the Partnership has accumulated unallocated acquisition amortization totaling $109,263. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 1997 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $1,957, $7,743, $3,924, $29,963, and
$65,676, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The partnership management fee charged to operations, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships, for the quarters ended June 30, 1997 and 1996 are as follows:

           Boston Capital Tax Credit Fund II Limited Partnership

                              June 30, 1997
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1997           1996
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       135,983        123,042
               Series 10        84,528         78,309
               Series 11        78,834         77,294
               Series 12        91,518         80,502
               Series 14       168,349        139,322
                               -------        -------
                              $587,499       $526,756
                               =======        =======


     Accounts payable - affiliates at June 30, 1997 and 1996 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership).

     As of June 30, 1997, an affiliate of the general partner has advanced a total of $46,900 to the Partnership to pay certain operating expenses of one of the series (Series 7). These advances are included in Accounts Payable - affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

           Boston Capital Tax Credit Fund II Limited Partnership

                              June 30, 1997
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At June 30, 1997 and 1996 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 1997 and 1996 by series are as follows:

                           1997      1996
                           ----      ----
            Series  7       15        15
            Series  9       55        55
            Series 10       46        46
            Series 11       40        40
            Series 12       53        53
            Series 14      101       101
                           ---       ---
                           310       310
                           ===       ===

    Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

  The contributions payable at June 30, 1997 and 1996 by series are as follows:

                              1997            1996
                           ----------      ----------
            Series  7      $        -      $        -
            Series  9           4,590           4,590
            Series 10               -               -
            Series 11          27,528          27,528
            Series 12          11,405          87,835
            Series 14         330,575       1,705,563
                            ---------       ---------
                           $  374,098      $1,825,516
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1997.

      Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                 Series 7
                                       ---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $   532,590      $   564,863
   Interest and other                      47,244           96,341
                                        ---------        ---------
                                          579,834          661,204
                                        ---------        ---------
Expenses
  Interest                                240,882          280,921
  Depreciation and amortization           248,577          254,461
  Operating expenses                      447,561          348,305
                                        ---------        ---------
                                          937,020          883,687
                                        ---------        ---------

          NET LOSS                    $  (357,186)     $  (222,483)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (154,942)     $  (128,101)
                                        =========        =========

Net loss allocated to other partners  $    (3,572)     $    (2,225)
                                        =========        =========

Net loss suspended                    $  (198,672)     $   (92,158)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     29

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                              (Unaudited)
                                                Series 9
                                        --------------------------
                                           1997             1996
                                          -----            -----
 Revenues
   Rental                             $ 2,394,795      $ 2,391,790
   Interest and other                     153,558           94,703
                                       ----------       ----------
                                        2,548,353        2,486,493
                                       ----------       ----------
Expenses
  Interest                                887,058          905,651
  Depreciation and amortization           967,950          996,087
  Operating expenses                    1,556,261        1,406,131
                                       ----------       ----------
                                        3,411,269        3,307,869
                                       ----------       ----------

          NET LOSS                    $  (862,916)     $  (821,376)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (753,828)     $  (763,578)
                                       ==========       ==========

Net loss allocated to other partners  $    (8,629)     $    (8,214)
                                        =========       ==========

Net loss suspended                    $  (100,459)     $   (49,584)
                                        =========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for an distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     30








           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three Months ended March 31,
                             (Unaudited)

                                                  Series 10
                                        --------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 1,839,292      $ 1,813,800
   Interest and other                      96,997           62,645
                                       ----------       ----------
                                        1,936,289        1,876,445
                                       ----------       ----------
Expenses
  Interest                                648,229          746,662
  Depreciation and amortization           632,318          631,226
  Operating expenses                    1,186,240        1,106,743
                                       ----------       ----------
                                        2,466,787        2,484,631
                                       ----------       ----------
          NET LOSS                    $  (530,498)     $  (608,186)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (456,597)     $  (540,138)
                                       ==========       ==========

Net loss allocated to other partners  $    (5,305)     $    (6,082)
                                       ==========       ==========

Net loss suspended                    $   (68,596)     $   (61,966)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     31

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                   Three months ended March 31,
                          (Unaudited)

                                                  Series 11
                                      ----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 1,792,926      $ 1,543,015
   Interest and other                      91,081           58,967
                                       ----------       ----------
                                        1,884,007        1,601,982
                                       ----------       ----------
Expenses
  Interest                                785,878          578,998
  Depreciation and amortization           592,009          643,868
  Operating expenses                    1,165,760        1,017,107
                                       ----------       ----------

                                        2,543,647        2,239,973
                                       ----------       ----------

          NET LOSS                    $  (659,640)     $  (637,991)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (623,000)     $  (579,456)
                                       ==========       ==========

Net loss allocated to other partners  $    (6,596)     $    (6,380)
                                       ==========       ==========

Net loss suspended                    $   (30,044)     $   (52,155)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     32

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1997
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                             (Unaudited)

                                                  Series 12
                                        --------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                             $ 1,932,724      $ 1,694,420
   Interest and other                      59,344           52,493
                                        ---------        ---------

                                        1,992,068        1,746,913
                                        ---------        ---------
Expenses
  Interest                                855,014          706,054
  Depreciation and amortization           707,481          725,522
  Operating expenses                    1,024,261          943,607
                                        ---------        ---------
                                        2,586,756        2,375,183
                                        ---------        ---------

          NET LOSS                    $  (594,688)     $  (628,270)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (572,212)     $  (604,800)
                                        =========        =========
Net loss allocated to other partners  $    (5,947)     $    (6,283)
                                        =========        =========

Net loss suspended                    $   (16,529)     $   (17,187)
                                        =========        =========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     33

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                   Three months ended March 31,
                             (Unaudited)

                                                Series 14
                                       --------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 3,723,187      $ 3,896,070
   Interest and other                     196,064          131,229
                                       ----------       ----------

                                        3,919,251        4,027,299
                                       ----------       ----------
Expenses
  Interest                              1,293,461        1,579,649
  Depreciation and amortization         1,275,282        1,406,901
  Operating expenses                    2,302,809        2,402,620
                                       ----------       ----------
                                        4,871,552        5,389,170
                                       ----------       ----------
          NET LOSS                    $  (952,301)     $(1,361,871)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $  (847,874)     $(1,315,097)
                                       ==========       ==========

Net loss allocated to other partners  $    (9,523)     $   (13,619)
                                       ==========       ==========

Net loss suspended                    $   (94,904)     $   (33,155)
                                       ==========       ==========

The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 1997 and 1996 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     34

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 1997
                                (Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the fiscal year ended March 31, 1998 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 1997 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

An affiliate of the general partner has advanced $46,900 to the Partnership to pay certain third party operating expenses. This amount has been advanced solely to Series 7. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of June 30, 1997 Series 7 had paid all installments of capital contributions to the Operating Partnerships. Series 7 net offering proceeds in the amount of $9,711 remains in working capital.

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

During the quarter ended June 30, 1997 none of Series 9 net offering proceeds had been used to pay capital contributions. Series 9 net offering proceeds in the amount of $4,590 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10, 1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating Partnerships in the amount of $17,685,147.

As of June 30, 1997, Series 10 had paid all installments of capital contributions to the Operating Partnerships. Series 10 net offering proceeds in the amount of $143,179 remains in working capital.

(Series 11) The Partnership commenced offering BACs in Series 11 on September 17, 1990. Offers and sales of BACs in Series 11 totaled $24,735,002 and were completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating Partnerships in the amount of $17,849,548.

During the quarter ended June 30, 1997 none of Series 11 net proceeds had been used to pay capital contributions. Series 11 net offering proceeds in the amount of $27,528 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 12) The Partnership commenced offering BACs in Series 12 on January 29, 1991. Offers and sales of BACs in Series 12 totaled $29,710,003 and were completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating Partnerships in the amount of $21,654,977.

During the quarter ended June 30, 1997, none of Series 12 net offering proceeds had been used to pay capital contributions. Series 12 net offering proceeds in the amount of $5,156 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 1997, 13,000 Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $330,575 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

Results of Operations
---------------------
As of June 30, 1997 and 1996 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership (formerly Boston Capital Communications Communications Limited Partnership) in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership management fee
incurred for the quarters ended June 30, 1997 and 1996 were $587,499 and $526,756, respectively. The amount is anticipated to decrease in subsequent future periods as the Operating Partnerships begin to pay annual asset management and reporting fees to the partnership.

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

(Series 7) As of June 30, 1997 and 1996, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at June 30, 1997.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $357,186. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $108,609. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 9) As of June 30, 1997 and 1996, the average Qualified Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 55 properties at June 30, 1997. Out of the total, 53 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $862,916. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $105,034. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 10)  As of June 30, 1997 and 1996, the average Qualified
Occupancy for the series was 99.57% and 99.7%, respectively. The series had a total of 46 properties at June 30, 1997, 43 of which were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $530,498. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $101,821. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 11)  As of June 30, 1997 and 1996 the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at June 30, 1997.

For the three months being reported the series reflects a net loss from the Operating Partnerships of 659,640. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $67,631. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12)  As of June 30, 1997 and 1996, the average Qualified
Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 53 properties at June 30, 1997, 52 of which were at 100% qualified occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $594,688. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $112,793. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

(Series 14)  As of June 30, 1997 and 1996, the average Qualified
Occupancy for the series was 99.5% and 99.8%, respectively. The series had a total of 101 properties at June 30, 1997, 92 of which were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $952,301. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $322,981. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:  August 20, 1997     By:    /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer