Form 10-Q
period 1997-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1997-11-17
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1997
                                     --------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



               Boston Capital Tax Credit Fund II Limited
Partnership

                                BALANCE SHEETS


                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 63,558,849        $
69,472,764


OTHER ASSETS
   Cash and cash equivalents                   1,574,111
1,725,325
   Notes Receivable                              603,920
603,920
   Deferred acquisition costs (Note B)         1,214,040
1,238,321
   Other assets                                  342,544
342,545
                                              ----------
----------

                                            $ 67,293,464        $
73,382,875
                                              ==========
==========

LIABILITIES

Accounts Payable - affiliates (Note C)      $ 12,976,180        $
11,654,634
Capital Contributions payable (Note D)           374,098
387,098
                                              ----------
----------
                                              13,350,278
12,041,732
                                              ----------
----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              55,020,468
62,344,445

General Partner                               (1,077,282)
(1,003,302)
                                              ----------
----------
                                              53,943,186
61,341,143
                                              ----------
----------

                                            $ 67,293,464        $
73,382,875
                                              ==========
==========

       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                     SERIES 7

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $1,540,917
$1,771,367

OTHER ASSETS
Cash and cash equivalents                        7,483
12,008
Notes receivable                                     -
-
Deferred acquisition costs (Note B)                  -
-
Other assets                                    16,450
16,450
                                             ---------
---------

                                            $1,564,850
$1,799,825
                                             =========
=========
LIABILITIES

Accounts payable - affiliates (Note C)      $  803,223       $
730,326
Capital contributions payable (Note D)               -
-
                                             ---------
---------
                                               803,223
730,326
                                             ---------
---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                               843,937
1,148,730


General Partner                                (82,310)
(79,231)
                                             ---------
---------

                                               761,627
1,069,499
                                             ---------
---------

                                            $1,564,850
$1,799,825
                                             =========
=========


        The accompanying notes are an integral part of these statements.


           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9

----------------------------
                                            September 30,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $11,392,113
$12,528,610


OTHER ASSETS
Cash and cash equivalents                        542,407
566,836
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               21,747
22,182
Other assets                                      14,009
14,009
                                              ----------
----------

                                             $11,970,276
$13,131,637
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 3,169,268     $
2,881,376
Capital contributions payable (Note D)             4,590
4,590
                                              ----------
----------
                                               3,173,858
2,885,966
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                9,068,794
10,503,554

General Partner                                 (272,376)
(257,883)
                                              ----------
----------

                                               8,796,418
10,245,671
                                              ----------
----------
                                             $11,970,276
$13,131,637
                                              ==========
==========


        The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                       SERIES 10

----------------------------
                                            September 30,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,528,203     $
9,224,595

OTHER ASSETS
Cash and cash equivalents                        107,847
144,428
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               86,035
87,755
Other assets                                      38,979
38,979
                                              ----------
----------

                                             $ 8,761,064     $
9,495,757
                                              ==========
==========
LIABILITIES

Accounts payable - affiliates (Note C)       $ 2,161,717     $
1,983,960
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               2,161,717
1,983,960
                                              ----------
----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                6,744,166
7,647,492


General Partner                                 (144,819)
(135,695)
                                              ----------
----------

                                               6,599,347
7,511,797
                                              ----------
----------

                                             $ 8,761,064     $
9,495,757
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                           BALANCE SHEETS

                                                      SERIES 11

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,946,880
$11,085,975

OTHER ASSETS

Cash and cash equivalents                        272,395
307,351
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               43,607
44,479
Other assets                                      41,567
41,567
                                              ----------
----------
                                             $10,304,449
$11,479,372
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 1,462,912     $
1,300,073
Capital contributions payable (Note D)            27,528
27,528
                                              ----------
----------
                                               1,490,440
1,327,601
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                8,940,554
10,264,938

General Partner                                 (126,545)
(113,167)
                                              ----------
----------

                                               8,814,009
10,151,771
                                              ----------
----------

                                             $10,304,449
$11,479,372
                                              ==========
==========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                            BALANCE SHEETS

                                                      SERIES 12

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $10,966,114
$11,946,248

OTHER ASSETS
Cash and cash equivalents                         17,019
8,532
Notes receivable                                  60,336
60,336
Deferred acquisition costs (Note B)              332,920
339,579
Other assets                                      55,986
55,986
                                               ---------
---------

                                             $11,432,375
$12,410,681
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 1,870,275     $
1,628,384
Capital contributions payable (Note D)            11,405
11,405
                                              ----------
----------
                                               1,881,680
1,639,789
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                9,712,447
10,920,442

General Partner                                 (161,752)
(149,550)
                                              ----------
----------

                                               9,550,695
10,770,892
                                              ----------
----------

                                             $11,432,375
$12,410,681
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14

----------------------------
                                           September 30,
March 31,
                                               1997
1997
                                            (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $21,184,622
$22,915,969

OTHER ASSETS

Cash and cash equivalents                        626,960
686,170
Notes receivable                                 543,584
543,584
Deferred acquisition costs (Note B)              729,731
744,326
Other assets                                     175,553
175,554
                                              ----------
----------

                                             $23,260,450
$25,065,603
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 3,508,785     $
3,130,515
Capital contributions payable (Note D)           330,575
343,575
                                              ----------
----------
                                               3,839,360
3,474,090
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               19,710,570
21,859,289

General Partner                                 (289,480)
(267,776)
                                              ----------
----------
                                              19,421,090
21,591,513
                                              ----------
----------
                                             $23,260,450
$25,065,603
                                              ==========
==========


      The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                                (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    13,070   $    10,707
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (2,491,966)
(3,592,137)
                                         ----------    ----------
Expenses
  Partnership management fees               585,292       596,800
  Amortization                               12,139        12,139
  General and administrative expenses       278,820       260,950
                                         ----------    ----------

                                            876,251       869,889
                                         ----------    ----------


  NET LOSS                              $(3,355,147)
$(4,451,319)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(3,321,596)
$(4,406,806)
                                         ==========    ==========

Net loss allocated to general partner   $   (33,551)  $
(44,513)
                                         ==========    ==========

Net loss per BAC                        $     (1.03)  $
(1.40)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $      87     $
8
                                                --------
--------

Share of loss from Operating
  Partnerships                                   (75,508)
(201,597)
                                                --------
--------

Expenses
  Partnership management fees                     28,287
25,287
  Amortization                                         -
-
  General and administrative expenses             18,138
17,558
                                                --------
--------

                                                  46,425
42,845
                                                --------
--------


  NET LOSS                                     $(121,846)
$(244,434)
                                                ========
========

Net loss allocated to limited
  partners                                     $(120,628)
$(241,990)
                                                ========
========

Net loss allocated to general partner          $  (1,218)    $
(2,444)
                                                ========
========

Net loss per BAC                               $    (.12)    $
(.23)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $    4,146    $
4,059
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (379,281)
(852,647)
                                               --------
--------

Expenses
  Partnership management fees                   133,428
140,806
  Amortization                                      217
217
  General and administrative expenses            46,077
31,155
                                               --------
--------

                                                179,722
172,178
                                               --------
--------


  NET LOSS                                   $ (554,857)
$(1,020,766)
                                               ========
=========

Net loss allocated to limited partners       $ (549,308)
$(1,010,558)
                                               ========
=========

Net loss allocated to general partner        $   (5,549)  $
(10,208)
                                               ========
=========

Net loss per BAC                             $     (.13)  $
(.24)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $     949     $
1,000
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (239,795)
(359,562)
                                               --------
--------

Expenses
  Partnership management fees                    86,310
86,174
  Amortization                                      860
860
  General and administrative expenses            38,849
25,212
                                               --------
--------

                                                126,019
112,246
                                               --------
--------


  NET LOSS                                    $(364,865)
$(470,808)
                                               ========
========

Net loss allocated to limited partner         $(361,216)
$(466,100)
                                               ========
========

Net loss allocated to general partner         $  (3,649)    $
(4,708)
                                               ========
========

Net loss per BAC                              $    (.15)    $
(.26)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $   1,724     $
1,541
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (516,095)
(315,204)
                                               --------
--------

Expenses
  Partnership management fees                    79,620
78,450
  Amortization                                      436
436
  General and administrative expenses            36,975
24,247
                                               --------
--------

                                                117,031
103,133
                                               --------
--------


  NET LOSS                                    $(631,402)
$(416,796)
                                               ========
========

Net loss allocated to limited partner         $(625,088)
$(412,628)
                                               ========
========

Net loss allocated to general partner         $  (6,314)    $
(4,168)
                                               ========
========

Net loss per BAC                              $    (.25)    $
(.16)
                                               ========
========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $      67     $
1,004
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (403,249)
(542,365)
                                               --------
--------

Expenses
  Partnership management fee                     87,663
84,779
  Amortization                                    3,329
3,329
  General and administrative expenses            51,288
33,152
                                               --------
--------

                                                142,280
121,260
                                               --------
--------


  NET LOSS                                    $(545,462)
$(662,621)
                                               ========
========

Net loss allocated to limited partner         $(540,007)
$(655,995)
                                               ========
========

Net loss allocated to general partner         $  (5,455)    $
(6,626)
                                               ========
========

Net loss per BAC                              $    (.18)    $
(.22)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $     6,097    $
3,095
                                              ---------
---------

Share of loss from Operating
  Partnerships                                 (878,038)
(1,320,762)
                                              ---------
---------

Expenses
  Partnership management fees                   169,984
181,304
  Amortization                                    7,297
7,297
  General and administrative expenses            87,493
129,626
                                              ---------
---------

                                                264,774
318,227
                                              ---------
---------


  NET LOSS                                  $(1,136,715)
$(1,635,894)
                                              =========
=========

Net loss allocated to limited partner       $(1,125,348)
$(1,619,535)
                                              =========
=========

Net loss allocated to general partner       $   (11,367)  $
(16,359)
                                              =========
=========

Net loss per BAC                            $      (.20)  $
(.29)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                                (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    25,039   $    24,627
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (5,900,419)
(7,523,307)
                                         ----------    ----------
Expenses
  Partnership management fees             1,172,721     1,123,555
  Amortization                               24,281        34,109
  General and administrative expenses       325,575       385,268
                                         ----------    ----------

                                          1,522,577     1,542,932
                                         ----------    ----------


  NET LOSS                              $(7,397,957)
$(9,041,612)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(7,323,977)
$(8,951,197)
                                         ==========    ==========

Net loss allocated to general partner   $   (73,980)  $
(90,415)
                                         ==========    ==========

Net loss per BAC                        $     (2.33)  $
(2.74)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $     175     $
28
                                                --------
--------

Share of loss from Operating
  Partnerships                                  (230,450)
(329,698)
                                                --------
--------

Expenses
  Partnership management fees                     56,574
53,574
  Amortization                                         -
-
  General and administrative expenses             21,023
22,901
                                                --------
--------

                                                  77,597
76,475
                                                --------
--------


  NET LOSS                                     $(307,872)
$(406,145)
                                                ========
========

Net loss allocated to limited
  partners                                     $(304,793)
$(402,084)
                                                ========
========

Net loss allocated to general partner          $  (3,079)    $
(4,061)
                                                ========
========

Net loss per BAC                               $    (.29)    $
(.39)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                           $     8,494   $
8,820
                                              ---------    --
--------

Share of loss from Operating
  Partnerships                               (1,133,109)
(1,616,225)
                                              ---------    --
--------

Expenses
  Partnership management fees                   269,341
263,848
  Amortization                                      435
435
  General and administrative expenses            54,862
48,256
                                              ---------    --
--------

                                                324,638
312,539
                                              ---------    --
--------


  NET LOSS                                  $(1,449,253) $
(1,919,944)
                                              =========
==========

Net loss allocated to limited partners      $(1,434,760) $
(1,900,745)
                                              =========
==========

Net loss allocated to general partner       $   (14,493) $
(19,199)
                                              =========
==========

Net loss per BAC                            $      (.34) $
(.45)
                                              =========
==========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $   1,927   $
2,092
                                               --------     -
--------

Share of loss from Operating
  Partnerships                                 (696,392)
(899,700)
                                               --------     -
--------

Expenses
  Partnership management fees                   170,838
164,482
  Amortization                                    1,721
1,721
  General and administrative expenses            45,426
39,399
                                               --------     -
--------

                                                217,985
205,602
                                               --------     -
--------


  NET LOSS                                    $(912,450)
$(1,103,210)
                                               ========
=========

Net loss allocated to limited partner         $(903,326)
$(1,092,178)
                                               ========
=========

Net loss allocated to general partner         $  (9,124)  $
(11,032)
                                               ========
=========

Net loss per BAC                              $    (.37)  $
(.45)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $     3,397   $
3,226
                                              ---------     --
-------

Share of loss from Operating
  Partnerships                               (1,139,095)
(894,660)
                                              ---------     -
--------

Expenses
  Partnership management fees                   158,454
155,744
  Amortization                                      872
872
  General and administrative expenses            42,738
37,061
                                              ---------     -
--------

                                                202,064
193,677
                                              ---------     -
--------


  NET LOSS                                  $(1,337,762)
$(1,085,111)
                                              =========
=========

Net loss allocated to limited partner       $(1,324,384)
$(1,074,260)
                                              =========
=========

Net loss allocated to general partner       $   (13,378)  $
(10,851)
                                              =========
=========

Net loss per BAC                            $      (.53)  $
(.43)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $       152    $
2,246
                                              ---------     -
--------

Share of loss from Operating
  Partnerships                                 (975,461)
(1,147,165)
                                              ---------     -
--------

Expenses
  Partnership management fee                    179,181
165,281
  Amortization                                    6,658
6,658
  General and administrative expenses            59,049
54,153
                                              ---------     -
--------

                                                244,888
226,092
                                              ---------     -
--------


  NET LOSS                                  $(1,220,197)
$(1,371,011)
                                              =========
=========

Net loss allocated to limited partner       $(1,207,995)
$(1,357,301)
                                              =========
=========

Net loss allocated to general partner       $   (12,202)  $
(13,710)
                                              =========
=========

Net loss per BAC                            $      (.41)  $
(.46)
                                              =========
=========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $    10,894    $
8,215
                                              ---------
---------

Share of loss from Operating
  Partnerships                               (1,725,912)
(2,635,859)
                                              ---------
---------

Expenses
  Partnership management fees                   338,333
320,626
  Amortization                                   14,595
24,423
  General and administrative expenses           102,477
183,498
                                              ---------
---------

                                                455,405
528,547
                                              ---------
---------


  NET LOSS                                  $(2,170,423)
$(3,156,191)
                                              =========
=========

Net loss allocated to limited partner       $(2,148,719)
$(3,124,629)
                                              =========
=========

Net loss allocated to general partner       $   (21,704)  $
(31,562)
                                              =========
=========

Net loss per BAC                            $      (.39)  $
(.56)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1997            $ 62,344,445   $(1,003,302)
$61,341,143


    Net loss                   (7,323,977)      (73,980)
(7,397,957)
                               ----------     ---------
----------


Partners' capital (deficit),
   September 30, 1997        $ 55,020,468   $(1,077,282)
$53,943,186
                               ==========     =========
==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1997
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1997             $ 1,148,730     $ (79,231)
$1,069,499

Net loss                         (304,793)       (3,079)
(307,872)
                                ---------      --------
---------
Partners' capital (deficit),
    September 30, 1997        $   843,937     $ (82,310)   $
761,627
                                =========      ========
=========

Series 9
--------

Partners' capital (deficit),
    April 1, 1997             $10,503,554     $(257,883)
$10,245,671

Net loss                       (1,434,760)      (14,493)
(1,449,253)
                               ----------       -------
----------

Partners' capital (deficit),
    September 30, 1997        $ 9,068,794     $(272,376)
$8,796,418
                               ==========      ========
==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1997             $ 7,647,492     $(135,695)  $
7,511,797

Net loss                         (903,326)       (9,124)
(912,450)
                               ----------      --------    ------
----
Partners' capital (deficit),
    September 30, 1997        $ 6,744,166     $(144,819)  $
6,599,347
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1997
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1997             $10,264,938     $(113,167)
$10,151,771

Net loss                       (1,324,384)      (13,378)
(1,337,762)
                               ----------      --------
----------
Partners' capital (deficit),
    September 30, 1997        $ 8,940,554     $(126,545)  $
8,814,009
                               ==========      ========
==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1997             $10,920,442     $(149,550)
$10,770,892

Net loss                       (1,207,995)      (12,202)
(1,220,197)
                               ----------      --------
----------

Partners' capital (deficit),
    September 30, 1997        $ 9,712,447     $(161,752)  $
9,550,695
                               ==========      ========
==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1997             $21,859,289     $(267,776)
$21,591,513

Net loss                       (2,148,719)      (21,704)
(2,170,423)
                               ----------      --------
----------

Partners' capital (deficit),
    September 30, 1997        $19,710,570     $(289,480)
$19,421,090
                               ==========      ========
==========

       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                             $ (7,397,957)  $
(9,041,612)
    Adjustments
       Distributions from Operating
         Partnerships                          13,498
20,363
       Amortization                            24,281
34,109
       Share of loss from Operating
         Partnerships                       5,900,419
7,523,307
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               1,321,545
1,281,041
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in other
         assets                                     -
(35,000)
                                           ----------
----------
         Net cash (used in) provided by
           operating activity                (138,214)
(217,792)
                                           ----------
----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                 (13,000)
(1,246,374)
     Advances (made to) repaid from
       Operating Partnerships                       -
560,054
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (13,000)
(686,320)

Cash flows from financing activities:
     Credit Adjusters received from
       Operating Partnerships                       -
2,848
                                           ----------     -------
---

         Net cash (used in) provided by
           financing activities                     -
2,848
                                           ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (151,214)
(901,264)


Cash and cash equivalents, beginning        1,725,325
1,862,286
                                           ----------
----------
Cash and cash equivalents, ending        $  1,574,111    $
961,022
                                           ==========
==========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                  (Unaudited)
                                                    Series 7

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:
    Net loss                                 $(307,872)   $
(406,145)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                                  -
-
       Share of loss from Operating
         Partnerships                          230,450
329,698
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           72,897
82,585
       Decrease (Increase) in prepaid
         expenses                                    -
-
       Decrease (Increase) in other
         assets                                      -
-
                                              --------
---------
         Net cash (used in) provided by
           operating activities                 (4,525)
6,138
                                              --------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from Operating
       Partnerships                                  -
-
                                              --------
---------
         Net cash (used in) provided by
           investing activities                      -
-
                                              --------     ------
---
 Cash flows from financing activities:
     Credit Adjusters received from
       Operating Partnerships                        -
-
                                              --------     ------
---
         Net cash (used in) provided by
           financing activities                      -
-
                                              --------     ------
---
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (4,525)
(6,138)

Cash and cash equivalents, beginning            12,008
4,874
                                              --------
---------
Cash and cash equivalents, ending            $   7,483    $
11,012
                                              ========
=========


     The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                  (Unaudited)
                                                    Series 9

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(1,449,253)
$(1,919,944)
    Adjustments
       Distributions from Operating
         Partnerships                            3,388
4,726
       Amortization                                435
435
       Share of loss from Operating
         Partnerships                        1,133,109
1,616,225
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          287,892
287,892
       Decrease (Increase) in prepaid
         expenses                                    -
-
       Decrease (Increase) in other
         assets                                      -
-
                                             ---------
---------
         Net cash (used in) provided by
           operating activities                (24,429)
(10,666)
                                             ---------
---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -
(86,448)
    Advances (made to) repaid from
       Operating Partnerships                        -
-
                                             ---------
---------
         Net cash (used in) provided by
          investing activities                       -
(86,448)
                                             ---------
---------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------      -----
----
         Net cash (used in) provided by
           financing activities                      -
-
                                             ---------      -----
----
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (24,429)
(97,114)

Cash and cash equivalents, beginning           566,836
658,264
                                             ---------
---------
Cash and cash equivalents, ending         $    542,407     $
561,150
                                             =========
=========


         The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                     Six Months Ended September 30,
                             (Unaudited)
                                                    Series 10

-------------------------
                                              1997
1996
                                              ----
----
Cash flows from operating activities:
    Net loss                               $ (912,450)
$(1,103,210)
    Adjustments
       Distributions from Operating
         Partnerships                               -
536
       Amortization                             1,721
1,721
       Share of loss from Operating
          Partnerships                        696,392
899,700
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         177,756
177,822
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (36,581)
(23,431)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-

 Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------      ------
---
         Net cash (used in) provided by
           financing activities                     -
-
                                            ---------      ------
---


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (36,581)
(23,431)

Cash and cash equivalents, beginning          144,428
152,625
                                            ---------
---------
Cash and cash equivalents, ending          $  107,847     $
129,194
                                            =========
=========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF CASH FLOWS

                     Six Months Ended September 30,
                                (Unaudited)
                                                    Series 11

-------------------------
                                              1997           1996
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,337,762)
$(1,085,111)
    Adjustments
       Distributions from Operating
         Partnerships                               -
2,632
       Amortization                               872
872
       Share of loss from Operating
          Partnerships                      1,139,095
894,660
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         162,839
162,841
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (34,956)
(24,106)
                                            ---------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
(64,946)
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
(64,946)

Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------      ------
---
         Net cash (used in) provided by
           financing activities                     -
-
                                            ---------      ------
---
     INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (34,956)
(89,052)

Cash and cash equivalents, beginning          307,351
233,619
                                            ---------
---------
Cash and cash equivalents, ending          $  272,395     $
144,567
                                            =========
=========


        The accompanying notes are an integral part of these statements.


               Boston Capital Tax Credit Fund II Limited
Partnership

                          STATEMENTS OF CASH FLOWS
                         Six Months Ended September 30,
                                (Unaudited)
                                                    Series 12

-------------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net loss                              $(1,220,197)
$(1,371,011)
    Adjustments
       Distributions from Operating
         Partnerships                           4,674
8,983
       Amortization                             6,658
6,658
       Share of loss from Operating
             Partnerships                     975,461
1,147,165
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         241,891
191,633
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                 8,487
(16,572)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
(76,430)
     Advances (made to) repaid from Operating
       Partnerships                                 -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
(76,430)
                                            ---------
---------
Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------      ------
---
         Net cash (used in) provided by
           financing activities                     -
-
                                            ---------      ------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 8,487
(93,002)

Cash and cash equivalents, beginning            8,532
167,568
                                            ---------
---------
Cash and cash equivalents, ending          $   17,019    $
74,566
                                            =========
=========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership
                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)
                                                    Series 14

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(2,170,423)
$(3,156,191)
    Adjustments
       Distributions from Operating
         Partnerships                            5,436
3,486
       Amortization                             14,595
24,423
       Share of loss from Operating
          Partnerships                       1,725,912
2,635,859
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          378,270
378,268
       Decrease (Increase) in prepaid
         expenses                                    -
-
       Decrease (Increase) in other
         assets                                      -
(35,000)
                                            ----------
---------
         Net cash (used in) provided by
           operating activities                (46,210)
(149,155)
                                            ----------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                  (13,000)
(1,083,496)
     Advances (made to) repaid from
       Operating Partnerships                        -
625,000
                                            ----------
---------
         Net cash (used in) provided by
           investing activities                (13,000)
(458,496)
                                            ----------
---------

Cash flows from financing activities:
     Credit adjusters received from
       Operating Partnerships                        -
2,848
                                             ---------      -----
---
         Net cash (used in) provided by
           financing activities                      -
2,848
                                             ---------      -----
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (59,210)
(604,803)

Cash and cash equivalents, beginning           686,170
645,336
                                            ----------
---------
Cash and cash equivalents, ending         $    626,960   $
40,533
                                            ==========
=========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 1997 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating
Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.




           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            September 30, 1997
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 1997, the
Partnership has accumulated unallocated acquisition amortization totaling
$121,404. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 1997 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $2,175, $8,603, $4,361,
$33,292, and
$72,973, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership (formerly Boston
Capital
Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating
Partnerships has been
accrued to Boston Capital Asset Management Limited Partnership
(formerly
Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended September 30, 1997 and 1996 are as follows:










           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            September 30, 1997
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1997           1996
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       143,946        142,014
               Series 10        88,878         88,878
               Series 11        81,420         81,420
               Series 12        95,817         95,817
               Series 14       189,135        189,255
                               -------        -------
                              $627,483       $625,671
                               =======        =======


     Accounts payable - affiliates at September 30, 1997 and 1996 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).

     As of September 30, 1997, an affiliate of the general partner has advanced a total of $111,400 to the Partnership to pay certain operating expenses of two of the series (Series 7 & 12). Of the total advanced, $64,500 was advanced during the quarter ended September 30, 1997. These advances are included in Accounts Payable - affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating
Partnerships.
















           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1997
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At September 30, 1997 and 1996 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 1997 and 1996 by series are as follows:

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

  The contributions payable at September 30, 1997 and 1996 by series are as follows:

                              1997            1996
                           ----------      ----------
            Series  7      $        -      $        -
            Series  9           4,590           4,590
            Series 10               -               -
            Series 11          27,528          27,528
            Series 12          11,405          11,405
            Series 14         330,575         622,067
                            ---------       ---------
                           $  374,098      $  665,590
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended June 30, 1997.


      Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 7

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 1,039,079      $
1,074,193
   Interest and other                      92,405
150,582
                                        ---------
---------
                                        1,131,484
1,224,775
                                        ---------
---------
Expenses
  Interest                                449,664
521,900
  Depreciation and amortization           525,248
507,864
  Operating expenses                      774,849
684,017
                                        ---------
---------
                                        1,749,761
1,713,781
                                        ---------
---------

          NET LOSS                    $  (618,277)     $
(489,006)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (230,450)     $
(329,698)
                                        =========
=========

Net loss allocated to other partners  $    (6,183)     $
(4,890)
                                        =========
=========

Net loss suspended                    $  (381,644)     $
(154,418)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     36

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                              (Unaudited)
                                                Series 9

--------------------------
                                           1997             1996
                                          -----            -----
 Revenues
   Rental                             $ 4,846,995      $
4,750,663
   Interest and other                     269,183
251,894
                                       ----------
----------
                                        5,116,178
5,002,557
                                       ----------
----------
Expenses
  Interest                              1,736,512
1,779,018
  Depreciation and amortization         1,940,311
1,936,569
  Operating expenses                    2,935,864
3,019,146
                                       ----------
----------
                                        6,612,687
6,734,733
                                       ----------
----------

          NET LOSS                    $(1,496,509)
$(1,732,176)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,133,109)
$(1,616,225)
                                       ==========
==========

Net loss allocated to other partners  $   (14,965)     $
(17,322)
                                        =========
==========

Net loss suspended                    $  (348,435)     $
(98,629)
                                        =========
==========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     37








           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                             (Unaudited)

                                                  Series 10

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 3,672,397      $
3,652,118
   Interest and other                     162,155
148,329
                                       ----------
----------
                                        3,834,552
3,800,447
                                       ----------
----------
Expenses
  Interest                              1,219,767
1,485,967
  Depreciation and amortization         1,250,582
1,277,551
  Operating expenses                    2,233,135
2,128,502
                                       ----------
----------
                                        4,703,484
4,892,020
                                       ----------
----------
          NET LOSS                    $  (868,932)
$(1,091,573)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (696,392)     $
(899,700)
                                       ==========
==========

Net loss allocated to other partners  $    (8,689)     $
(10,916)
                                       ==========
==========

Net loss suspended                    $  (163,851)     $
(180,957)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     38

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                Series 11

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 3,354,442      $
3,140,830
   Interest and other                     159,552
136,757
                                       ----------
----------
                                        3,513,994
3,277,587
                                       ----------
----------
Expenses
  Interest                              1,469,243
1,083,700
  Depreciation and amortization         1,212,151
1,302,078
  Operating expenses                    2,089,635
1,903,171
                                       ----------
----------

                                        4,771,029
4,288,949
                                       ----------
----------

          NET LOSS                    $(1,257,035)
$(1,011,362)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,139,095)     $
(894,660)
                                       ==========
==========

Net loss allocated to other partners  $   (12,570)     $
(10,114)
                                       ==========
==========

Net loss suspended                    $  (105,370)     $
(106,588)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     39

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                  Series 12

--------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                             $ 3,688,083      $
3,383,675
   Interest and other                     139,303
121,983
                                        ---------
---------

                                        3,827,386
3,505,658
                                        ---------
---------
Expenses
  Interest                              1,407,925
1,312,638
  Depreciation and amortization         1,404,838
1,404,850
  Operating expenses                    2,085,872
1,987,965
                                        ---------
---------
                                        4,898,635
4,705,453
                                        ---------
---------

          NET LOSS                    $(1,071,249)
$(1,199,795)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (975,461)
$(1,147,165)
                                        =========
=========
Net loss allocated to other partners  $   (10,712)     $
(11,998)
                                        =========
=========

Net loss suspended                    $   (85,076)     $
(40,632)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions. Excess losses are suspended for use in future years to
offset excess income.
                                     40

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                Series 14
                                       ---
------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 7,276,684      $
7,650,375
   Interest and other                     392,565
337,850
                                       ----------
----------

                                        7,669,249
7,988,225
                                       ----------
----------
Expenses
  Interest                              2,561,120
3,018,593
  Depreciation and amortization         2,635,715
2,953,917
  Operating expenses                    4,410,095
4,686,616
                                       ----------
----------
                                        9,606,930
10,659,126
                                       ----------
----------
          NET LOSS                    $(1,937,681)
$(2,670,901)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(1,725,912)
$(2,635,859)
                                       ==========
==========

Net loss allocated to other partners  $   (19,377)     $
(26,709)
                                       ==========
==========

Net loss suspended                    $  (192,392)     $
(8,333)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the six
months ended June 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     41

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             September 30, 1997
                                (Unaudited)

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





































Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 1997 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

An affiliate of the general partner has advanced $111,400 to the Partnership to pay certain third party operating expenses. This amount has been advanced to two series, Series 7 and 12. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sales or refinancing of the Partnership's interest in
Operating Partnerships. The Partnership anticipates that as the Operating
Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.


Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared
effective by the
Securities and Exchange Commission on October 25, 1989.  The
Partnership
received and accepted subscriptions for $186,337,017 representing
18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.




(Series 7) The Partnership commenced offering BACs in Series 7 on November
14, 1989.  Offers and sales of BACs in Series 7 totaled
$10,361,000 and were
completed on December 29, 1989. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 15 Operating
Partnerships in the amount of $7,547,852.

As of September 30, 1997, Series 7 had paid all installments of capital contributions to the Operating Partnerships. Series 7 net offering proceeds in the amount of $7,483 remains in working capital.

(Series 8)  No BACs with respect to Series 8 were offered.

(Series 9) The Partnership commenced offering BACs in Series 9 on February 1,
1990. Offers and sales of BACs in Series 9 totaled $41,574,018 and were completed on May 4, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 55 Operating
Partnerships in the amount of $30,128,943.

During the quarter ended September 30, 1997 none of Series 9 net offering proceeds had been used to pay capital contributions. Series 9 net offering proceeds in the amount of $4,590 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10,
1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating
Partnerships in the amount of $17,685,147.

As of September 30, 1997, Series 10 had paid all installments of capital contributions to the Operating Partnerships. Series 10 net offering proceeds in the amount of $107,847 remains in working capital.

(Series 11) The Partnership commenced offering BACs in Series 11 on September
17, 1990.  Offers and sales of BACs in Series 11 totaled
$24,735,002 and were
completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating
Partnerships in the amount of $17,849,548.

During the quarter ended September 30, 1997 none of Series 11 net proceeds had been used to pay capital contributions. Series 11 net offering proceeds in the amount of $27,528 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 12) The Partnership commenced offering BACs in Series 12 on January
29, 1991.  Offers and sales of BACs in Series 12 totaled
$29,710,003 and were
completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating
Partnerships in the amount of $21,654,977.

During the quarter ended September 30, 1997, none of Series 12 net offering proceeds had been used to pay capital contributions. Series 12 net offering proceeds in the amount of $11,405 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 13)  No BACs with respect to Series 13 were offered.

(Series 14) The Partnership commenced offering BACs in Series 14 on May 20,
1991. Offers and sales of BACs in Series 14 totaled $55,728,997 and were completed on January 27, 1992. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 101 Operating
Partnerships in the amount of $40,673,736.

During the quarter ended September 30, 1997, none of Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $330,575 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

Results of Operations
---------------------
As of September 30, 1997 and 1996 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston
Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Communications Limited Partnership) in an amount equal to 0.5% of the
aggregate cost of the apartment complexes owned by the Operating
Partnerships,
less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently
being accrued.  It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership
management fee
incurred for the quarters ended September 30, 1997 and 1996 were $585,292 and
$596,800, respectively. The amount is anticipated to decrease in subsequent future periods as the Operating Partnerships begin to pay annual asset management and reporting fees to the partnership.


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

(Series 7)  As of September 30, 1997 and 1996, the average
Qualified Occupancy
for the series was 100% for both years. The series had a total of 15 properties at September 30, 1997.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $618,277. When adjusted for depreciation, which is
A non-cash item, the Operating Partnerships reflect a net loss of $93,029.
This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 9)  As of September 30, 1997 and 1996, the average
Qualified Occupancy
for the series was 99.8% for both years. The series had a total of 55 properties at September 30, 1997. Out of the total, 53 were at 100% Qualified
Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,496,509. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$443,802. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 10)  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.6% and 99.8%, respectively.  The series had a
total of 46 properties at September 30, 1997, 43 of which were at
100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $868,932. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$381,650. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 11)  As of September 30, 1997 and 1996 the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at September 30, 1997.



For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,257,035. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $44,884. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12)  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had
a
total of 53 properties at September 30, 1997, 52 of which were at
100%
qualified occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,071,249. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$333,589. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

During 1996, the Operating General Partner of Brandywood Limited Partnership experienced financial difficulties. Shortly thereafter, the Operating General
Partner and its affiliated management company were replaced. The new Operating
General Partner and management company, together, have improved the occupancy of the property, which is currently at 90%. Additionally, negotiations are underway with the permanent mortgage lender to restructure the debt service in order to improve the financial feasibility of the property.

(Series 14)  As of September 30, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.5% and 99.8%, respectively. The series had a total of 101 properties at September 30, 1997, 92 of which were at 100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,937,681. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$698,034. This is an interim period estimate; it is not necessarily indicative of the final year end results.






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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II
Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:  November 17, 1997   By:    /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer



























