Form 10-Q
period 1997-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1998-02-19
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1997
                                     --------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED December 31, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



               Boston Capital Tax Credit Fund II Limited
Partnership

                                BALANCE SHEETS


                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 61,044,372        $
69,472,764


OTHER ASSETS
   Cash and cash equivalents                   1,572,953
1,725,325
   Notes Receivable                              543,584
603,920
   Deferred acquisition costs (Note B)         1,201,900
1,238,321
   Other assets                                  411,195
342,545
                                              ----------
----------

                                            $ 64,774,004        $
73,382,875
                                              ==========
==========

LIABILITIES

Accounts Payable - affiliates (Note C)      $ 13,607,156        $
11,654,634
Capital Contributions payable (Note D)           374,101
387,098
                                              ----------
----------
                                              13,981,257
12,041,732
                                              ----------
----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              51,901,533
62,344,445

General Partner                               (1,108,786)
(1,003,302)
                                              ----------
----------
                                              50,792,747
61,341,143
                                              ----------
----------

                                            $ 64,774,004        $
73,382,875
                                              ==========
==========

       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                     SERIES 7

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $1,515,336
$1,771,367

OTHER ASSETS
Cash and cash equivalents                        6,280
12,008
Notes receivable                                     -
-
Deferred acquisition costs (Note B)                  -
-
Other assets                                    16,450
16,450
                                             ---------
---------

                                            $1,538,066
$1,799,825
                                             =========
=========
LIABILITIES

Accounts payable - affiliates (Note C)      $  832,033       $
730,326
Capital contributions payable (Note D)               -
-
                                             ---------
---------
                                               832,033
730,326
                                             ---------
---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                               788,899
1,148,730


General Partner                                (82,866)
(79,231)
                                             ---------
---------

                                               706,033
1,069,499
                                             ---------
---------

                                            $1,538,066
$1,799,825
                                             =========
=========


        The accompanying notes are an integral part of these statements.


           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9

----------------------------
                                            December 31,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $10,823,905
$12,528,610


OTHER ASSETS
Cash and cash equivalents                        543,422
566,836
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               21,530
22,182
Other assets                                      22,324
14,009
                                              ----------
----------

                                             $11,411,181
$13,131,637
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 3,313,216     $
2,881,376
Capital contributions payable (Note D)             4,590
4,590
                                              ----------
----------
                                               3,317,806
2,885,966
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                8,372,781
10,503,554

General Partner                                 (279,406)
(257,883)
                                              ----------
----------

                                               8,093,375
10,245,671
                                              ----------
----------
                                             $11,411,181
$13,131,637
                                              ==========
==========


        The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                       SERIES 10

----------------------------
                                            December 31,
March 31,
                                                1997
1997
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,239,205     $
9,224,595

OTHER ASSETS
Cash and cash equivalents                        118,791
144,428
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               85,174
87,755
Other assets                                      38,979
38,979
                                              ----------
----------

                                             $ 8,482,149     $
9,495,757
                                              ==========
==========
LIABILITIES

Accounts payable - affiliates (Note C)       $ 2,250,594     $
1,983,960
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               2,250,594
1,983,960
                                              ----------
----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                6,380,052
7,647,492


General Partner                                 (148,497)
(135,695)
                                              ----------
----------

                                               6,231,555
7,511,797
                                              ----------
----------

                                             $ 8,482,149     $
9,495,757
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                           BALANCE SHEETS

                                                      SERIES 11

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,596,076
$11,085,975

OTHER ASSETS

Cash and cash equivalents                        265,976
307,351
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               43,171
44,479
Other assets                                      41,567
41,567
                                              ----------
----------
                                             $ 9,946,790
$11,479,372
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 1,544,334     $
1,300,073
Capital contributions payable (Note D)            27,528
27,528
                                              ----------
----------
                                               1,571,862
1,327,601
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                8,505,863
10,264,938

General Partner                                 (130,935)
(113,167)
                                              ----------
----------

                                               8,374,928
10,151,771
                                              ----------
----------

                                             $ 9,946,790
$11,479,372
                                              ==========
==========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                            BALANCE SHEETS

                                                      SERIES 12

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $10,566,693
$11,946,248

OTHER ASSETS
Cash and cash equivalents                         18,554
8,532
Notes receivable                                       -
60,336
Deferred acquisition costs (Note B)              329,591
339,579
Other assets                                     116,322
55,986
                                               ---------
---------

                                             $11,031,160
$12,410,681
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 1,969,059     $
1,628,384
Capital contributions payable (Note D)            11,405
11,405
                                              ----------
----------
                                               1,980,464
1,639,789
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                9,217,448
10,920,442

General Partner                                 (166,752)
(149,550)
                                              ----------
----------

                                               9,050,696
10,770,892
                                              ----------
----------

                                             $11,031,160
$12,410,681
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14

----------------------------
                                           December 31,
March 31,
                                               1997
1997
                                            (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $20,303,157
$22,915,969

OTHER ASSETS

Cash and cash equivalents                        619,930
686,170
Notes receivable                                 543,584
543,584
Deferred acquisition costs (Note B)              722,434
744,326
Other assets                                     175,553
175,554
                                              ----------
----------

                                             $22,364,658
$25,065,603
                                              ==========
==========

LIABILITIES

Accounts payable - affiliates (Note C)       $ 3,697,920     $
3,130,515
Capital contributions payable (Note D)           330,578
343,575
                                              ----------
----------
                                               4,028,498
3,474,090
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               18,636,490
21,859,289

General Partner                                 (300,330)
(267,776)
                                              ----------
----------
                                              18,336,160
21,591,513
                                              ----------
----------
                                             $22,364,658
$25,065,603
                                              ==========
==========


      The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                                (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $     7,835   $   113,383
                                         ----------    ----------
Share of loss from Operating
  Partnerships                           (2,508,324)
(3,301,770)
                                         ----------    ----------
Expenses
  Partnership management fees               583,927       597,694
  Amortization                               12,139        12,139
  General and administrative expenses        53,884        38,084
                                         ----------    ----------

                                            649,950       647,917
                                         ----------    ----------


  NET LOSS                              $(3,150,439)
$(3,836,304)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(3,118,935)
$(3,797,941)
                                         ==========    ==========

Net loss allocated to general partner   $   (31,504)  $
(38,363)
                                         ==========    ==========

Net loss per BAC                        $      (.91)  $
(1.26)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $      49     $
85
                                                --------
--------
Share of loss from Operating
  Partnerships                                   (25,581)
(260,430)
                                                --------
--------

Expenses
  Partnership management fees                     28,287
27,837
  Amortization                                         -
-
  General and administrative expenses              1,775
1,438
                                                --------
--------

                                                  30,062
29,275
                                                --------
--------


  NET LOSS                                     $ (55,594)
$(289,620)
                                                ========
========

Net loss allocated to limited
  partners                                     $ (55,038)
$(286,724)
                                                ========
========

Net loss allocated to general partner          $    (556)    $
(2,896)
                                                ========
========

Net loss per BAC                               $    (.05)    $
(.28)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $    2,740    $
4,215
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (564,483)
(762,767)
                                               --------
--------

Expenses
  Partnership management fees                   136,696
138,796
  Amortization                                      217
217
  General and administrative expenses             4,387
7,307
                                               --------
--------

                                                141,300
146,320
                                               --------
--------


  NET LOSS                                   $ (703,043)  $
(904,872)
                                               ========
=========

Net loss allocated to limited partners       $ (696,013)  $
(895,823)
                                               ========
=========

Net loss allocated to general partner        $   (7,030)  $
(9,049)
                                               ========
=========

Net loss per BAC                             $     (.17)  $
(.21)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $     594     $
900
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (288,849)
(463,031)
                                               --------
--------

Expenses
  Partnership management fees                    68,492
82,914
  Amortization                                      860
860
  General and administrative expenses            10,185
5,497
                                               --------
--------

                                                 79,537
89,271
                                               --------
--------


  NET LOSS                                    $(367,792)
$(551,402)
                                               ========
========

Net loss allocated to limited partner         $(364,114)
$(545,888)
                                               ========
========

Net loss allocated to general partner         $  (3,678)    $
(5,514)
                                               ========
========

Net loss per BAC                              $    (.15)    $
(.22)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $   1,185     $
1,107
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (350,804)
(239,771)
                                               --------
--------

Expenses
  Partnership management fees                    79,920
76,220
  Amortization                                      436
436
  General and administrative expenses             9,105
2,557
                                               --------
--------

                                                 89,461
79,213
                                               --------
--------


  NET LOSS                                    $(439,080)
$(317,877)
                                               ========
========

Net loss allocated to limited partner         $(434,689)
$(314,698)
                                               ========
========

Net loss allocated to general partner         $  (4,391)    $
(3,179)
                                               ========
========

Net loss per BAC                              $    (.18)    $
(.12)
                                               ========
========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $      39     $
306
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (399,421)
(658,404)
                                               --------
--------

Expenses
  Partnership management fee                     90,847
93,507
  Amortization                                    3,329
3,329
  General and administrative expenses             6,441
9,125
                                               --------
--------

                                                100,617
105,961
                                               --------
--------


  NET LOSS                                    $(499,999)
$(764,059)
                                               ========
========

Net loss allocated to limited partner         $(494,999)
$(756,148)
                                               ========
========

Net loss allocated to general partner         $  (5,000)    $
(7,641)
                                               ========
========

Net loss per BAC                              $    (.17)    $
(.25)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $     3,228    $
106,770
                                              ---------
---------

Share of loss from Operating
  Partnerships                                 (879,186)
(917,367)
                                              ---------
---------

Expenses
  Partnership management fees                   179,685
178,420
  Amortization                                    7,297
7,297
  General and administrative expenses            21,991
12,160
                                              ---------
---------

                                                208,973
197,877
                                              ---------
---------


  NET LOSS                                  $(1,084,931)
$(1,008,474)
                                              =========
=========

Net loss allocated to limited partner       $(1,074,082)  $
(998,389)
                                              =========
=========

Net loss allocated to general partner       $   (10,849)  $
(10,085)
                                              =========
=========

Net loss per BAC                            $      (.19)  $
(.18)
                                              =========
=========








       The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                                (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    32,874   $   138,010
                                         ----------    ----------

Share of loss from Operating
  Partnerships                           (8,408,743)
(10,825,077)
                                         ----------    ----------
Expenses
  Partnership management fees             1,756,649     1,721,249
  Amortization                               36,421        46,249
  General and administrative expenses       379,457       423,353
                                         ----------    ----------

                                          2,172,527     2,190,851
                                         ----------    ----------


  NET LOSS                             $(10,548,396)
$(12,877,918)
                                         ==========    ==========

Net loss allocated to limited
   partners                            $(10,442,912)
$(12,749,138)
                                         ==========    ==========

Net loss allocated to general partner  $   (105,484) $
(128,780)
                                         ==========    ==========

Net loss per BAC                       $      (3.27) $
(4.02)
                                         ==========    ==========






       The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $     224     $
113
                                                --------
--------

Share of loss from Operating
  Partnerships                                  (256,031)
(590,128)
                                                --------
--------

Expenses
  Partnership management fees                     84,861
81,411
  Amortization                                         -
-
  General and administrative expenses             22,798
24,339
                                                --------
--------

                                                 107,659
105,750
                                                --------
--------


  NET LOSS                                     $(363,466)
$(695,765)
                                                ========
========

Net loss allocated to limited
  partners                                     $(359,831)
$(688,807)
                                                ========
========

Net loss allocated to general partner          $  (3,635)    $
(6,958)
                                                ========
========

Net loss per BAC                               $    (.35)    $
(.66)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                           $    11,234   $
13,035
                                              ---------    --
--------

Share of loss from Operating
  Partnerships                               (1,697,592)
(2,378,992)
                                              ---------    --
--------

Expenses
  Partnership management fees                   406,037
402,644
  Amortization                                      652
652
  General and administrative expenses            59,249
55,563
                                              ---------    --
--------

                                                465,938
458,859
                                              ---------    --
--------


  NET LOSS                                  $(2,152,296) $
(2,824,816)
                                              =========
==========

Net loss allocated to limited partners      $(2,130,773) $
(2,796,568)
                                              =========
==========

Net loss allocated to general partner       $   (21,523) $
(28,248)
                                              =========
==========

Net loss per BAC                            $      (.52) $
(.67)
                                              =========
==========





       The accompanying notes are an integral part of these statements.



            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $     2,521   $
2,992
                                               --------     -
--------

Share of loss from Operating
  Partnerships                                 (985,241)
(1,362,731)
                                               --------     -
--------

Expenses
  Partnership management fees                   239,330
247,396
  Amortization                                    2,581
2,581
  General and administrative expenses            55,611
44,896
                                               --------     -
--------

                                                297,522
294,873
                                               --------     -
--------


  NET LOSS                                  $(1,280,242)
$(1,654,612)
                                              =========
=========

Net loss allocated to limited partner       $(1,267,440)
$(1,638,066)
                                              =========
=========

Net loss allocated to general partner       $   (12,802)  $
(16,546)
                                              =========
=========

Net loss per BAC                            $      (.53)  $
(.67)
                                              =========
=========





       The accompanying notes are an integral part of these statements.



           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $     4,582   $
4,333
                                              ---------     --
-------

Share of loss from Operating
  Partnerships                               (1,489,899)
(1,134,431)
                                              ---------     -
--------

Expenses
  Partnership management fees                   238,374
231,964
  Amortization                                    1,308
1,038
  General and administrative expenses            51,844
39,618
                                              ---------     -
--------

                                                291,526
272,890
                                              ---------     -
--------


  NET LOSS                                  $(1,776,843)
$(1,402,988)
                                              =========
=========

Net loss allocated to limited partner       $(1,759,075)
$(1,388,958)
                                              =========
=========

Net loss allocated to general partner       $   (17,768)  $
(14,030)
                                              =========
=========

Net loss per BAC                            $      (.71)  $
(.56)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $       191    $
2,552
                                              ---------     -
--------

Share of loss from Operating
  Partnerships                               (1,374,882)
(1,805,569)
                                              ---------     -
--------

Expenses
  Partnership management fee                    270,029
258,788
  Amortization                                    9,988
9,988
  General and administrative expenses            65,488
63,279
                                              ---------     -
--------

                                                345,505
332,055
                                              ---------     -
--------


  NET LOSS                                  $(1,720,196)
$(2,135,072)
                                              =========
=========

Net loss allocated to limited partner       $(1,702,994)
$(2,113,721)
                                              =========
=========

Net loss allocated to general partner       $   (17,202)  $
(21,351)
                                              =========
=========

Net loss per BAC                            $      (.58)  $
(.71)
                                              =========
=========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $    14,122    $
114,985
                                              ---------
---------

Share of loss from Operating
  Partnerships                               (2,605,098)
(3,553,226)
                                              ---------
---------

Expenses
  Partnership management fees                   518,018
499,046
  Amortization                                   21,892
31,720
  General and administrative expenses           124,467
195,658
                                              ---------
---------

                                                664,377
726,424
                                              ---------
---------


  NET LOSS                                  $(3,255,353)
$(4,164,665)
                                              =========
=========

Net loss allocated to limited partner       $(3,222,799)
$(4,123,018)
                                              =========
=========

Net loss allocated to general partner       $   (32,554)  $
(41,647)
                                              =========
=========

Net loss per BAC                            $      (.58)  $
(.74)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1997
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1997            $ 62,344,445   $(1,003,302)
$61,341,143


    Net loss                  (10,442,912)     (105,484)
(10,548,396)
                               ----------     ---------
----------


Partners' capital (deficit),
   December 31, 1997         $ 51,901,533   $(1,108,786)
$50,792,747
                               ==========     =========
==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1997
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1997             $ 1,148,730     $ (79,231)
$1,069,499

Net loss                         (359,831)       (3,635)
(363,466)
                                ---------      --------
---------
Partners' capital (deficit),
    December 31, 1997         $   788,899     $ (82,866)   $
706,033
                                =========      ========
=========

Series 9
--------

Partners' capital (deficit),
    April 1, 1997             $10,503,554     $(257,883)
$10,245,671

Net loss                       (2,130,773)      (21,523)
(2,152,296)
                               ----------       -------
----------

Partners' capital (deficit),
    December 31, 1997         $ 8,372,781     $(279,406)  $
8,093,375
                               ==========      ========
==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1997             $ 7,647,492     $(135,695)  $
7,511,797

Net loss                       (1,267,440)      (12,802)
(1,280,242)
                               ----------      --------    ------
----
Partners' capital (deficit),
    December 31, 1997         $ 6,380,052     $(148,497)  $
6,231,555
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1997
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1997             $10,264,938     $(113,167)
$10,151,771

Net loss                       (1,759,075)      (17,768)
(1,776,843)
                               ----------      --------
----------
Partners' capital (deficit),
    December 31, 1997         $ 8,505,863     $(130,935)  $
8,374,928
                               ==========      ========
==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1997             $10,920,442     $(149,550)
$10,770,892

Net loss                       (1,702,994)      (17,202)
(1,720,196)
                               ----------      --------
----------

Partners' capital (deficit),
    December 31, 1997         $ 9,217,448     $(166,752)  $
9,050,696
                               ==========      ========
==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1997             $21,859,289     $(267,776)
$21,591,513

Net loss                       (3,222,799)      (32,554)
(3,255,353)
                               ----------      --------
----------

Partners' capital (deficit),
    December 31, 1997         $18,636,490     $(300,330)
$18,336,160
                               ==========      ========
==========

       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                             1997
1996
                                             ----
----
Cash flows from operating activities:
    Net loss                             $(10,548,396)
$(12,877,918)
    Adjustments
       Distributions from Operating
         Partnerships                          15,923
27,450
       Amortization                            36,421
46,249
       Share of loss from Operating
Partnerships                      8,408,743     10,825,077
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               1,952,522
1,909,098
       Decrease (Increase) in other
         assets                                     -
415,222
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (134,787)
345,178
                                           ----------
----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                 (12,997)
(1,247,192)
     Advances (made to) repaid from
       Operating Partnerships                  (4,588)
590,506
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (17,585)
(656,686)
                                           ----------     -------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (152,372)
(311,508)


Cash and cash equivalents, beginning        1,725,325
1,862,286
                                           ----------
----------
Cash and cash equivalents, ending        $  1,572,953    $
1,550,778
                                           ==========
==========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                  (Unaudited)
                                                    Series 7

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:
    Net loss                                 $(363,466)   $
(695,765)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                                  -
-
       Share of loss from Operating
         Partnerships                          256,031
590,128
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          101,707
111,507
       Decrease (Increase) in other
         assets                                      -
-
                                              --------
---------
         Net cash (used in) provided by
           operating activities                 (5,728)
5,870
                                              --------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from Operating
       Partnerships                                  -
-
                                              --------
---------
         Net cash (used in) provided by
           investing activities                      -
-
                                              --------     ------
---


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (5,728)
5,870

Cash and cash equivalents, beginning            12,008
4,874
                                              --------
---------
Cash and cash equivalents, ending            $   6,280    $
10,744
                                              ========
=========


     The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                  (Unaudited)


                                                    Series 9

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(2,152,296)
$(2,824,816)
    Adjustments
       Distributions from Operating
         Partnerships                            3,386
4,978
       Amortization                                652
652
       Share of loss from Operating
          Partnerships                       1,697,592
2,378,992
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          431,840
431,838
       Decrease (Increase) in other
         assets                                      -
-
                                             ---------
---------
         Net cash (used in) provided by
           operating activities                (18,826)
(8,356)
                                             ---------
---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -
(86,448)
    Advances (made to) repaid from
       Operating Partnerships                   (4,588)
-
                                             ---------
---------
         Net cash (used in) provided by
          investing activities                  (4,588)
(86,448)
                                             ---------
---------
INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (23,414)
(94,804)

Cash and cash equivalents, beginning           566,836
658,264
                                             ---------
---------
Cash and cash equivalents, ending         $    543,422     $
563,460
                                             =========
=========


         The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31,
                             (Unaudited)

                                                    Series 10

-------------------------
                                              1997
1996
                                              ----
----
Cash flows from operating activities:
    Net loss                              $(1,280,242)
$(1,654,612)
    Adjustments
       Distributions from Operating
         Partnerships                             149
7,298
       Amortization                             2,581
2,581
       Share of loss from Operating
          Partnerships                        985,241
1,362,731
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         266,634
266,636
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (25,637)
(15,366)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (25,637)
(15,366)

Cash and cash equivalents, beginning          144,428
152,625
                                            ---------
---------
Cash and cash equivalents, ending          $  118,791     $
137,259
                                            =========
=========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31,
                                (Unaudited)


                                                    Series 11

-------------------------
                                              1997           1996
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,776,843)
$(1,402,988)
    Adjustments
       Distributions from Operating
         Partnerships                               -
2,632
       Amortization                             1,308
1,308
       Share of loss from Operating
          Partnerships                      1,489,899
1,134,431
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         244,261
244,260
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (41,375)
(20,357)
                                            ---------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
(34,494)
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
(34,494)
                                            ---------      ------
---

INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (41,375)
(54,851)

Cash and cash equivalents, beginning          307,351
233,619
                                            ---------
---------
Cash and cash equivalents, ending          $  265,976     $
178,768
                                            =========
=========


        The accompanying notes are an integral part of these statements.


               Boston Capital Tax Credit Fund II Limited
Partnership

                          STATEMENTS OF CASH FLOWS
                         Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 12

-------------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net loss                              $(1,720,196)
$(2,135,072)
    Adjustments
       Distributions from Operating
         Partnerships                           4,673
8,981
       Amortization                             9,988
9,988
       Share of loss from Operating
             Partnerships                   1,374,882
1,805,569
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         340,675
287,452
       Decrease (Increase) in other
         assets                                     -
(60,336)
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                10,022
(83,418)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
(76,430)
     Advances (made to) repaid from Operating
       Partnerships                                 -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
(76,430)
                                            ---------
---------
INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                10,022
(159,848)

Cash and cash equivalents, beginning            8,532
167,568
                                            ---------
---------
Cash and cash equivalents, ending          $   18,554    $
7,720
                                            =========
=========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership
                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)
                                                    Series 14

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(3,255,353)
$(4,164,665)
    Adjustments
       Distributions from Operating
         Partnerships                            7,715
3,561
       Amortization                             21,892
31,720
       Share of loss from Operating
          Partnerships                       2,605,098
3,553,226
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          567,405
567,405
       Decrease (Increase) in other
         assets                                      -
475,558
                                            ----------
---------
         Net cash (used in) provided by
           operating activities                (53,243)
466,805
                                            ----------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                  (12,997)
(1,084,314)
     Advances (made to) repaid from
       Operating Partnerships                        -
625,000
                                            ----------
---------
         Net cash (used in) provided by
           investing activities                (12,997)
(459,134)
                                            ----------
---------

INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (66,240)
7,491

Cash and cash equivalents, beginning           686,170
645,336
                                            ----------
---------
Cash and cash equivalents, ending         $    619,930   $
652,827
                                            ==========
=========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1997
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December
31, 1997
and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating
Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.




           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            December 31, 1997
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 1997, the
Partnership has accumulated unallocated acquisition amortization totaling
$133,544. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 1997 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $2,392, $9,464, $4,797,
$36,621, and
$80,270, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership (formerly Boston
Capital
Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating
Partnerships has been
accrued to Boston Capital Asset Management Limited Partnership
(formerly
Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended December 31, 1997 and 1996 are as follows:










           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            December 31, 1997
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1997           1996
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       143,946        143,946
               Series 10        88,878         88,878
               Series 11        81,420         81,420
               Series 12        95,817         95,817
               Series 14       189,135        189,135
                               -------        -------
                              $627,483       $627,483
                               =======        =======


     Accounts payable - affiliates at December 31, 1997 and 1996 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).

     As of December 31, 1997, an affiliate of the general partner has advanced a total of $111,400 to the Partnership to pay certain operating expenses of two of the series (Series 7 & 12). No funds were advanced during the during the quarter ended December 31, 1997. These advances are included in Accounts Payable - affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating
Partnerships.
















           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1997
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At December 31, 1997 and 1996 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 1997 and 1996 by series are as follows:

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

  The contributions payable at December 31, 1997 and 1996 by series are as follows:

                              1997            1996
                           ----------      ----------
            Series  7      $        -      $        -
            Series  9           4,590           4,590
            Series 10               -               -
            Series 11          27,528          27,528
            Series 12          11,405          11,405
            Series 14         330,578         622,067
                            ---------       ---------
                           $  374,101      $  665,590
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the nine months ended September 30, 1997.


      Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                 Series 7

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 1,544,473      $
1,589,123
   Interest and other                     131,227
194,127
                                        ---------
---------
                                        1,675,700
1,783,250
                                        ---------
---------
Expenses
  Interest                                645,825
736,939
  Depreciation and amortization           798,995
759,294
  Operating expenses                    1,138,844
1,080,056
                                        ---------
---------
                                        2,583,664
2,576,289
                                        ---------
---------

          NET LOSS                    $  (907,964)     $
(793,039)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (256,031)     $
(590,128)
                                        =========
=========

Net loss allocated to other partners  $    (9,080)     $
(7,930)
                                        =========
=========

Net loss suspended                    $  (642,853)     $
(194,981)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     36

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                              (Unaudited)
                                                Series 9

--------------------------
                                           1997             1996
                                          -----            -----
 Revenues
   Rental                             $ 7,284,542      $
7,259,297
   Interest and other                     370,742
409,417
                                       ----------
----------
                                        7,655,284
7,668,714
                                       ----------
----------
Expenses
  Interest                              2,583,445
2,718,490
  Depreciation and amortization         2,906,247
2,936,142
  Operating expenses                    4,514,783
4,819,425
                                       ----------
----------
                                       10,004,475
10,474,057
                                       ----------
----------

          NET LOSS                    $(2,349,191)
$(2,805,343)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,697,592)
$(2,378,992)
                                       ==========
==========

Net loss allocated to other partners  $   (23,492)     $
(28,053)
                                        =========
==========

Net loss suspended                    $  (628,107)     $
(398,298)
                                        =========
==========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     37








           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months ended September 30,
                             (Unaudited)

                                                  Series 10

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 5,503,294      $
5,511,545
   Interest and other                     235,605
227,750
                                       ----------
----------
                                        5,738,899
5,739,295
                                       ----------
----------
Expenses
  Interest                              1,803,389
2,157,313
  Depreciation and amortization         1,872,498
1,940,147
  Operating expenses                    3,327,029
3,272,904
                                       ----------
----------
                                        7,002,916
7,370,364
                                       ----------
----------
          NET LOSS                    $(1,264,016)
$(1,631,069)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (985,241)
$(1,362,731)
                                       ==========
==========

Net loss allocated to other partners  $   (12,640)     $
(16,311)
                                       ==========
==========

Net loss suspended                    $  (266,135)     $
(252,027)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     38

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                          (Unaudited)

                                                Series 11

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 4,887,707      $
4,724,532
   Interest and other                     235,446
214,690
                                       ----------
----------
                                        5,123,153
4,939,222
                                       ----------
----------
Expenses
  Interest                              1,925,117
1,571,598
  Depreciation and amortization         1,834,595
1,908,600
  Operating expenses                    3,064,184
2,767,002
                                       ----------
----------

                                        6,823,896
6,247,200
                                       ----------
----------

          NET LOSS                    $(1,700,743)
$(1,307,978)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,489,899)
$(1,134,431)
                                       ==========
==========

Net loss allocated to other partners  $   (17,007)     $
(13,080)
                                       ==========
==========

Net loss suspended                    $  (193,837)     $
(160,467)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     39

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                  Series 12

--------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                             $ 5,387,867      $
5,049,373
   Interest and other                     216,386
191,503
                                        ---------
---------

                                        5,604,253
5,240,876
                                        ---------
---------
Expenses
  Interest                              1,903,988
1,957,004
  Depreciation and amortization         2,113,445
2,133,854
  Operating expenses                    3,130,728
3,037,220
                                        ---------
---------
                                        7,148,161
7,128,078
                                        ---------
---------

          NET LOSS                    $(1,543,908)
$(1,887,202)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,374,882)
$(1,805,569)
                                        =========
=========
Net loss allocated to other partners  $   (15,439)     $
(18,872)
                                        =========
=========

Net loss suspended                    $  (153,587)     $
(62,761)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions. Excess losses are suspended for use in future years to
offset excess income.
                                     40

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1997
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                Series 14
                                       ---
------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $10,775,219
$11,404,165
   Interest and other                     565,817
468,276
                                       ----------
----------

                                       11,341,036
11,872,441
                                       ----------
----------
Expenses
  Interest                              3,611,818
4,294,166
  Depreciation and amortization         4,023,026
4,364,980
  Operating expenses                    6,602,697
6,843,537
                                       ----------
----------
                                       14,237,541
15,502,683
                                       ----------
----------
          NET LOSS                    $(2,896,505)
$(3,630,242)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(2,605,098)
$(3,553,226)
                                       ==========
==========

Net loss allocated to other partners  $   (28,965)     $
(36,302)
                                       ==========
==========

Net loss suspended                    $  (262,442)     $
(40,714)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the nine
months ended September 30, 1997 and 1996 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     41

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             December 31, 1997
                                (Unaudited)

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





































Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 1997 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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




(Series 7) The Partnership commenced offering BACs in Series 7 on November
14, 1989.  Offers and sales of BACs in Series 7 totaled
$10,361,000 and were
completed on December 29, 1989. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 15 Operating
Partnerships in the amount of $7,547,852.

As of December 31, 1997, Series 7 had paid all installments of capital contributions to the Operating Partnerships. Series 7 net offering proceeds in the amount of $6,280 remains in working capital.

(Series 8)  No BACs with respect to Series 8 were offered.

(Series 9) The Partnership commenced offering BACs in Series 9 on February 1,
1990. Offers and sales of BACs in Series 9 totaled $41,574,018 and were completed on May 4, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 55 Operating
Partnerships in the amount of $30,128,943.

During the quarter ended December 31, 1997 none of Series 9 net offering proceeds had been used to pay capital contributions. Series 9 net offering proceeds in the amount of $4,590 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10,
1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating
Partnerships in the amount of $17,685,147.

As of December 31, 1997, Series 10 had paid all installments of capital contributions to the Operating Partnerships. Series 10 net offering proceeds in the amount of $118,791 remains in working capital.

(Series 11) The Partnership commenced offering BACs in Series 11 on September
17, 1990.  Offers and sales of BACs in Series 11 totaled
$24,735,002 and were
completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating
Partnerships in the amount of $17,849,548.

During the quarter ended December 31, 1997 none of Series 11 net proceeds had been used to pay capital contributions. Series 11 net offering proceeds in the amount of $27,528 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 12) The Partnership commenced offering BACs in Series 12 on January
29, 1991.  Offers and sales of BACs in Series 12 totaled
$29,710,003 and were
completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating
Partnerships in the amount of $21,654,977.

During the quarter ended December 31, 1997, none of Series 12 net offering proceeds had been used to pay capital contributions. Series 12 net offering proceeds in the amount of $11,405 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

(Series 13)  No BACs with respect to Series 13 were offered.

(Series 14) The Partnership commenced offering BACs in Series 14 on May 20,
1991. Offers and sales of BACs in Series 14 totaled $55,728,997 and were completed on January 27, 1992. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 101 Operating
Partnerships in the amount of $40,673,736.

During the quarter ended December 31, 1997, none of Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $330,578 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships.

Results of Operations
---------------------
As of December 31, 1997 and 1996 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston
Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Communications Limited Partnership) in an amount equal to 0.5% of the
aggregate cost of the apartment complexes owned by the Operating
Partnerships,
less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently
being accrued.  It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership
management fee
incurred for the quarters ended December 31, 1997 and 1996 were $583,927 and
$597,694, respectively. The amount is anticipated to decrease in subsequent future periods as the Operating Partnerships begin to pay annual asset management and reporting fees to the partnership.


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

(Series 7)  As of December 31, 1997 and 1996, the average
Qualified Occupancy
for the series was 100% for both years. The series had a total of 15 properties at December 31, 1997.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $907,964. When adjusted for depreciation, which is
A non-cash item, the Operating Partnerships reflect a net loss of $108,969.
This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 9)  As of December 31, 1997 and 1996, the average
Qualified Occupancy
for the series was 99.8% for both years. The series had a total of 55 properties at December 31, 1997. Out of the total, 53 were at 100% Qualified
Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $2,349,191. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$557,056. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 10)  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.6% and 99.8%, respectively.  The series had a
total of 46 properties at December 31, 1997, 43 of which were at
100%
Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,264,016. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$608,482. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 11)  As of December 31, 1997 and 1996 the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at December 31, 1997.







For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,700,743. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $133,852. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12)  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.9% and 100%, respectively. The series had a
total of 53 properties at December 31, 1997, 52 of which were at
100%
qualified occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,543,908. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$569,537. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

During 1996, the Operating General Partner of Brandywood Limited Partnership experienced financial difficulties. Shortly thereafter, the Operating General
Partner and its affiliated management company were replaced. The new Operating
General Partner and management company, together, have improved the occupancy of the property, which is currently at 94%. Additionally, negotiations are underway with the permanent mortgage lender to restructure the debt service in order to improve the financial feasibility of the property.

(Series 14)  As of December 31, 1997 and 1996, the average
Qualified
Occupancy for the series was 99.5% and 99.9%, respectively.  The series had a
total of 101 properties at December 31, 1997, 92 of which were at
100%
Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $2,896,505. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,126,521. This is an interim period estimate; it is not necessarily indicative of the final year end results.










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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II
Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   February 19, 1998    By:  /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer



























