Form 10-K405
period 1998-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1998-07-14
CIK 853566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended March 31, 1998 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from               to
                                    -------------    ------------
Commission file number 0-19443
                       -------
         Boston Capital Tax Credit Fund II Limited Partnership
-----------------------------------------------------------------
-------------
         (Exact name of registrant as specified in its charter)

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

                                               |XX|

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Partnership are incorporated by reference:

               Form 10-K
                 Parts                        Document
               ---------                      --------
               Parts I, III        October 25, 1989 Prospectus,
as
                                   supplemented

               Parts II, IV
            BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
          Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31,
1998

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

    As of March 31, 1998, the Partnership had invested in a total of 310
Operating Partnerships; 15 Operating Partnerships on behalf of
Series 7, 55
Operating Partnerships on behalf of Series 9, 46 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53
Operating Partnerships on behalf of Series 12, and 101 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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


















         Boston Capital Tax Credit Fund II Limited Partnership -
Series 7

                      PROPERTY PROFILES AS OF March 31, 1998


                             Mortgage
Cap Con
                             Balance                   Qualified
paid
Property                      As of     Acq.    Const  Occupancy
thru
Name       Location   Units  12/31/97   Date    Comp.   3/31/98
3/31/98
-----------------------------------------------------------------
----------

The Bowditch
School
Lodging     Jamaica Plain,
House         MA         50 $1,630,968   12/89   12/89   100%  $
606,390

Briarwood   Cameron,
Apartments    MO         24    624,427   12/89   12/89   100%
157,254

Buckner     Buckner,
Properties    MO         24    619,396   12/89    3/89   100%
146,287

Creekside   Vandergrift,
Apartments    PA         30  1,091,361   6/89     9/89   100%
247,790

Deer Hill   Huntersville,
II Apartments NC         40  1,479,045   2/90     5/89   100%
333,370

Hillandale  Lithonia,
Commons       GA        132  3,152,333  12/89     1/90   100%
1,138,907

Leo A. Meyer
Senior
Citizen     King City,
Housing       CA         44  1,658,088   6/90    11/89   100%
893,708

Lebanon
Properties  Lebanon
II            MO         24    573,502  12/89     7/89   100%
136,440

New Holland Danville,
Apartments    IL         53    951,963   5/90     8/90   100%
800,434

Oak Grove   Oak Grove,
Estates       MO         20    485,264  12/89     9/89   100%
113,188

Oakview     Delta,
Apartments    OH         38  1,128,782  12/89    10/89   100%
258,264

Metropole   Miami Beach,
Apartments    FL         42  2,194,490  12/89    12/89   100%
694,581


        Boston Capital Tax Credit Fund II Limited Partnership -
Series 7

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.   3/31/98
3/31/98
-----------------------------------------------------------------
---------

Rosenberg   Santa Rosa,
Apartments    CA        77 $1,824,673   2/90     1/92   100%
$1,943,360

Westwood
Square      Moore Head City,
Apartments    NC        36  1,413,403   7/90     7/90   100%
117,286

Winfield
Properties  Winfield,
II            MO        24    609,884  12/89     5/89   100%
142,525






























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1998


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
---------

Azalea
Village    Crawford,
Apartments   GA        24 $   640,656   5/90    5/90     100%   $
143,206

Beaver
Brook      Pelham,
Commons      NH        24   1,185,213   4/90    5/90     100%
290,403

Bent Creek Crest View,
Apartments
II           FL        24     724,343   6/90    5/90     100%
164,534

Big Lake    Big Lake,
Seniors      TX        20     560,504   4/94    6/95     100%
141,072

Blanco      Blanco,
Senior Apts. TX        20     519,876  12/93    9/94     100%
98,561

Breezewood
Village     Kissimmee,
Phase I      FL        86   2,801,426   4/90    4/90     100%
831,650

Breezewood  Kissimmee,
Village II   FL        42   1,429,634   5/90    5/90     100%
416,268

Cambridge   Madison,
Manor        FL        36   1,135,178   4/90    1/90     100%
268,523

Corinth
Senior      Corinth,
Housing      NY        40   1,491,978   4/90    2/90     100%
384,000

Cotton Mill Stuart,
Apartments   VA        40   1,482,385  10/92    7/93     100%
271,351

Country     Cedar Rapids,
Hill Apts.   IA       166   4,401,632   4/90    6/90     100%
3,471,607

Country     Blakely,
Lane Apts.   GA        32     947,599   5/90    5/90     100%
211,916


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
---------
Fawn River  Sturgis,
Apartments   MI       100   $3,701,144 10/90   10/90      96%
$971,446

Garden Lake Immokalee,
Apartments   FL        65    2,194,651  5/90    5/90     100%
577,529

Glenwood    Porterville,
Hotel        CA        36      744,109  6/90    6/90     100%
383,100

Grand
Princess   St. Croix,
Manor        USVI      24    1,493,133  6/90    8/90     100%
374,766

Grand
Princess   St. Croix,
Villa        USVI      24    1,492,136  6/90    8/90     100%
276,203

Greenwich
Senior     Greenwich,
Housing      NY        36    1,484,611  4/90    2/90     100%
340,000

Grifton    Grifton,
Manor Apts.  NC        40    1,259,126  9/93    2/94     100%
261,645

Hacienda
Villa      Firebaugh,
Apartments  CA        120    3,911,182  4/90    1/90     100%
1,343,294

Haines
City       Haines City,
Apartments  FL         46    1,440,156  4/90    2/90     100%
339,465

Hamlet     Newfane,
Square      NY         24      992,883 10/92    9/92     100%
193,830

Hill St.   South Paris,
Commons     ME         25    1,490,168 11/92   10/92     100%
301,064

Kristin
Park       Las Vegas,
Apartments  NM         44    1,392,250  3/90    6/90     100%
313,200



         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Le Grand    Le Grand,
Apts.        CA         34  $1,741,818 11/92   10/93     100%   $
419,011

Longmeadow  Skowhegan,
Apartments   ME         28   1,482,082  8/90    8/90     100%
284,000

Magnolia
Lane        Bloomingdale,
Apartments   GA         48   1,481,407  5/90    3/90     100%
321,908

Maywood     Corning,
Apartments   CA         40   1,502,617  3/90    7/90     100%
365,280

Meadowcrest Southfield,
Apartments   MI         83   2,896,927  9/90   10/90     100%
1,116,284

Mill Pond   Brooklyn,
Apartments   MI         36   1,108,471  5/90    5/90     100%
250,175

New Holland Danville,
Apartments   IL         53     951,963  5/90    8/90     100%
565,622

Pinewoods   Springfield,
Apartments   IL        168   3,830,348  6/90    6/91     100%
1,258,700

Pine Ridge  Polkton,
Place        NC         16     645,313  1/94   12/93     100%
114,730

Pleasanton  Pleasanton,
Seniors Apts.TX         24     623,730 12/93    7/93     100%
144,839

Port        Portage,
Crossing     IN        160   3,214,268  3/90    4/90     100%
2,733,580

Putney      Putney,
Meadows Apts VT         28   1,422,624 12/92    5/93     100%
374,495

Quail
Hollow      Homerville,
Apartments   GA         54   1,471,814  5/90    1/90     100%
363,353



         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                              Mortgage
Cap Con
                              Balance                  Qualified
paid
Property                      As of     Acq.   Const   Occupancy
thru
Name       Location   Units  12/31/97   Date   Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
---------

Quail
Hollow       Raleigh
II           NC        36  $ 1,406,357   7/90    9/90      100% $
313,521

Rainbow
Gardens      Dunnellon,
Apartments   FL        36    1,218,609  12/92    6/93      100%
236,763

Raitt        Santa Ana,
Street Apts. CA         6      800,404   5/93    8/93      100%
416,200

School St.   Marshall,
Apts. II     WI        24      804,966   6/93    6/93      100%
652,967

Scottsville  Scottsville,
Hollow       NY        36    1,427,651   5/90    5/90      100%
304,060

Somerset     Antioch,
Apartments   CA       156    5,418,004   3/90    3/90      100%
3,920,000

St. Paul's   St. Paul,
Apartments   NC        32    1,266,317   5/90    9/90      100%
263,165

Surry
Village      Surry,
II           VA        24      776,903   5/90    1/90      100%
157,002

Tappahannock Tappahannock,
Greens Apts. VA        40    1,507,692   3/94    5/94      100%
293,486

Telluride    Telluride,
Apartments   CO        30    1,472,029   9/90   11/90      100%
300,033

The Warren
St. Lodging  Boston,
House        MA        19      721,934   3/90    5/90      100%
460,900

Twin Oaks    Raeford,
Apartments   NC        28    1,140,589   5/90    5/90      100%
275,894

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location  Units  12/31/97   Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------

Ventura     Hernando,
Village      FL     53   $ 1,486,882   6/90     7/90     100%  $
473,300

Vilage      Live Oak,
Oaks         FL     24       751,472   6/90     2/90     100%
164,291
Apartments II

Warrensburg Warrensburg,
Estates      MO     32       793,526   4/90     4/90     100%
181,849

Westside    Providence,
Apartments   RI     40     2,434,577   6/90    12/90     100%
1,777,738

Westwood
Square      Moorehead City,
Apartments   NC     36     1,413,403   7/90     7/90     100%
195,391

Wilmington  Wilmington,
Housing      NY     24     1,052,377   8/90     8/90     100%
237,279




















         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1998


                             Mortgage
Cap Con
                             Balance                    Qualified
paid
Property                      As of      Acq.   Const   Occupancy
thru
Name       Location   Units  12/31/97    Date   Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------

Athens Park  Athens,
Apartments     AL       48  $1,337,761   8/90    6/90     100%
$  354,144

Autumn Lane  Washington,
Apartments     GA       24     734,854   8/89   11/90     100%
168,234

Baytree      Richlands,
Apartments     NC       24     958,217  11/88    7/90     100%
210,999

Benchmark    China Grove,
Apartments     NC       24     951,918  11/88    7/90     100%
223,328

Berkshire    Wichita,
Apartments II  KS       66   1,749,221   7/90    7/90     100%
1,183,452

Brentwood    Eunice,
Apartments     LA       32     955,769  11/90   10/90     100%
205,470

Briarwood    Middleburg,
Apartments     FL       52   1,484,144   8/90    8/90     100%
509,251

Butler Manor Morgantown,
Apartments     KY       16     504,089  12/90    2/91     100%
119,952

Campbell
Creek        Dallas,
Apartments     GA       80   1,681,994  12/91   10/90     100%
735,000

Candlewick   Monroeville,
Place          AL       40   1,259,859  12/92   10/92     100%
241,600

Cedarstone   Poplarville,
Apts.          MS       24     774,097   5/93    5/93     100%
180,800

Charlton
Court        Folkston,
Apartments     GA       40   1,203,241  12/92    1/93     100%
263,520




         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-
-----------------------------------------------------------------
----------

Chuckatuck    Suffolk
Square          VA      42  $1,448,269  11/90    2/90     100%  $
320,900

Cloverleaf    Bishopville,
Apartments      SC      24     856,728  11/90    4/90     100%
153,900

Cloverleaf
Apts.,        Bishopville,
Phase II        SC      24     875,981  11/90    4/90     100%
160,761

Connellsville Connellsville,
Heritage Apts.  PA      36   1,370,451  11/90    3/90     100%
325,460

Freedom       Ford City,
Apartments      PA      28   1,051,305  11/90    9/90      89%
262,791

Hartway       Munfordville,
Apts.           KY      32     914,599   7/90    6/90     100%
239,041

Hilltop       Kingsland,
Terrace         GA      54   1,489,722   8/90    7/90     100%
455,851

Indian Run    S. Kingston
Village         RI     114   2,215,559   4/93    7/93     100%
604,867

Ironton       Ironton,
Estates         MO      24     625,640   5/93    1/93     100%
157,976

Lambert
Square        Lambert,
Apts.           MS      32   1,001,895  11/92   12/92     100%
192,347

Longview      Maysville,
Apartments      NC      24     872,593  11/88    8/90     100%
195,837

Maidu         Roseville,
Village         CA      81   2,160,267   3/91   12/91     100%
470,000


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------

Mann          Indianapolis,
Estates        IN      132  $3,263,900  7/90   10/90      100%  $
1,980,000

Meadowbrook
Lane          Americus,
Apartments     GA       50   1,480,487  9/90    3/90      100%
336,264

Melrose Lane  Great Falls,
Apartments     SC       24     875,089 11/90   10/90      100%
203,645

Mercer        Mercer,
Manor          PA       26     909,802 11/90    8/90       96%
220,450

46 North
Connecticut   Atlantic City,
Ave.           NJ       13   1,013,314  1/93   12/92      100%
559,000

Pecan Village Ellaville,
Apartments     GA       30     788,440  7/90    2/90      100%
221,856

Piedmont      Forsyth,
Hills          GA       50   1,459,281  7/90    9/90      100%
439,958

Pine View     Perry,
Apartments     FL       29     962,572  9/90   12/90      100%
277,405

Pines by the  Newnan,
Creek Apts.    GA       96   2,002,390 12/90   10/90      100%
890,000

Pine Grove    Ackerman,
Apts.          MS       24     594,681  9/93    6/94      100%
169,926

Pinetree
Manor         Centreville,
Apts.          MS       32     981,648 11/92    1/93      100%
191,500

Rosewood
Village       Willacoochee,
Apartments     GA       24     650,109  7/90    7/90      100%
147,480

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------

Springwood
Park         Durham,
Apartments    NC       100 $ 3,048,644  3/91    5/91      100%  $
1,000,000

Stockton     Stockton,
Estates       MO        20     516,325  2/93    1/93      100%
120,352

Stratford
Square       Brundidge,
Apartments    AL        24     752,528 10/92    2/93      100%
145,036

Summer
Glen         Immokalee,
Apartments    FL        45   1,486,693 11/92    3/93      100%
246,230

Summerwood   West Des Moines,
Apartments    IA        86   2,368,447  7/90    7/90      100%
2,015,183

Sunmark      Morgantown,
Apartments    KY        24     770,290  8/90   12/90      100%
176,669

Village      Lawton,
Commons       MI        58   1,489,938 11/90    6/90      100%
323,665

Washington
Heights
Apartments,  Bismarck,
IV            ND        24     440,862 11/90    7/90      100%
381,010

Woods Hollow Centreville,
Apartments    MI        24     634,272 11/90    2/90      100%
132,700

Woodside     Lisbon,
Apartments    ME        28   1,482,940 12/90   11/90      100%
397,630






    Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1998


                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
------------
Academy
Hill        Ahoskie,
Apartments    NC        40  $1,378,688   2/91     2/91      100%
$  319,224

Aspen
Square      Tazewell,
Apartments    VA        60   1,836,234  11/90    11/90      100%
356,495

Bridgeview  Emlenton,
Apartments    PA        36   1,366,398  12/90    12/89      100%
327,257

Buckeye
Senior      Buckeye,
Apartments    AZ        41   1,343,157  12/90     8/90      100%
311,480

Campbell
Creek       Dallas,
Apartments    GA        80   1,681,994  12/90    10/90      100%
142,000

Cambridge
Manor       Macon,
Apartments    MS        47   1,630,712   5/93     4/93      100%
356,356

Church Hill Church Point,
Apartments    LA        32     956,659  12/90     1/91      100%
205,750

Copper
Creek       Lebanon,
Apartments    VA        36   1,176,259  11/90     9/90      100%
237,647

Coronado    Tuscon,
Hotel         AZ        42     492,369   3/91     3/91      100%
614,050

Crestwood   St. Cloud,
Apartments    FL       216   4,319,614   1/91     6/91      100%
5,636,484

El Dorado   El Dorado Springs,
Springs Est.  MO        24     581,964  11/90     9/90      100%
133,790

Eldon Est.  Eldon,
II            MO        24     582,238  12/90    11/90      100%
131,340

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------

Eldon       Eldon,
Manor        MO         24  $  560,336   12/90   11/90      100%
$  241,980

Elmwood
Manor       Eutaw,
Apartments   AL         47   1,626,292    5/93   12/93      100%
333,440

Fairridge
Lane        Denmark,
Apartments   SC         24     819,126   11/90    6/90      100%
209,326

Fairridge
Village     Denmark,
Apartments   SC         24     771,233   11/90    6/90      100%
186,381

Farmerville Farmerville,
Square Apts. LA         32     968,487    1/91    4/91      100%
212,280

Forest
Glade       Wauchula,
Apartments   FL         50   1,484,300   12/90   12/90      100%
420,565

Franklin    Great Falls,
School       MT         40   1,265,208   10/90   12/91      100%
1,453,270

Hilltop     Los Lunas,
Apts.        NM         40   1,424,053    1/93   11/92      100%
258,455

Holland     Holland,
Meadows      NY         24     900,050   11/90    6/90      100%
213,880

Holley      Holley,
Grove        NY         24     918,527   11/90   10/90      100%
207,360

Ivan Woods  Delta Township,
Senior Apts. MI         90   2,198,430    2/91    4/91      100%
1,184,275

Kaplan
Manor       Kaplan,
Apartments   LA         32     926,987    12/90   12/90     100%
198,460

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------

Lakewood
Village    Lake Providence,
Apartments   LA         32  $  954,715  1/91     5/91      100%
$  223,827

Licking    Licking,
Apartments   MO         16     406,367 11/91     3/92      100%
90,436

London     Miami Beach,
Arms         FL         58   2,654,248 12/90    12/90      100%
937,961

Maidu      Roseville,
Village      CA         81   2,160,267  3/91    12/91      100%
530,000

Nevada     Nevada,
Manor        MO         24     648,793 11/90    10/90      100%
143,270

Oatka      Warsaw,
Meadows      NY         24     920,064 11/90     6/90      100%
206,670

Osage      Arkansas City,
Place        KS         38   1,233,570 12/90    12/90      100%
522,999

Pines by the
Creek      Newnan,
Apartments   GA         96   2,002,390 12/90    10/90      100%
245,000

Sandy
Pines      Punta Gorda,
Manor        FL         44   1,482,191 12/90     7/90      100%
399,977

Sierra
Springs    Tazewell,
Apartments   VA         36   1,176,939 11/90    11/90      100%
299,634

South Fork South Fork,
Heights      CO         48   1,448,759  2/91     2/91      100%
343,358

Twin Oaks  Allendale,
Apartments   SC         24     782,923 12/90     9/90      100%
206,888


        Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------

Walnut
Village     Manning,
Apartments    SC        24  $  841,061 11/90   11/90       100%
$  183,244

Washington
Manor       Washington,
Apartments    LA        32     958,686  1/91    3/91       100%
216,990

Wildridge   Jesup,
Apartments    GA        48   1,548,630  1/91    4/91       100%
329,130

Windsor     Metter,
Apts.         GA        52   1,474,127 12/92    5/93       100%
248,207



























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1998

                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Bowman
Village     Bowman,
Apartments    GA       24  $  666,199   6/91    10/91      100%
$  139,879

Brandywood  Oak Creek,
Apartments    WI       54   1,752,028  12/91     9/91      100%
1,532,506

Brentwood
Manor       Clarkson,
Apartments    KY       24     750,032   6/91     7/91      100%
173,969

Briarwick   Nicholasville,
Apartments    KY       40   1,253,406   4/91     4/91      100%
323,941

Bridgerun   Cannon Falls,
Townhomes     MN       18     572,558   6/91     7/91      100%
458,800

Bucksport
Park        Bucksport,
Apartments    ME       24   1,387,118   6/91     8/91      100%
334,600

Campbell
Creek       Dallas,
Apartments    GA       80   1,681,994   3/91    10/90      100%
593,000

Cananche
Creek       Norton,
Apartments    VA       36   1,236,724   5/91     6/91      100%
276,695

Carson
Village     Wrightsville,
Apartments    GA       24     653,315  10/91     6/92      100%
161,452

Clymer
House       Clymer,
Apartments    PA       26   1,083,630   6/91    10/91      100%
254,097

Corcoran
Garden      Corcoran,
Apartments    CA       38   1,526,248   2/91    11/90      100%
432,438

Cornish     Cornish,
Park          ME       25   1,456,823    6/91    6/91      100%
333,000

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Crescent City
Senior     Crescent City,
Apartments   CA         38  $1,867,066  3/91    3/91      100%  $
474,536

Earlimart
Senior     Earlimart,
Apartments   CA         35   1,347,429  6/91    6/91      100%
364,515

Evanwood   Hardinsburg,
Apartments   KY         24     757,044  6/91    5/91      100%
167,221

Fox Run    Jesup,
Apartments   GA         24     631,506 12/91    7/92      100%
150,033

Franklin
House      Liberty,
Apts.        MO         21     305,487  5/93    1/88      100%
137,836

Hamilton
Village    Preston,
Apartments   GA         20     570,376 10/91    3/92      100%
140,948

Hunters
Park       Tarboro,
Apartments   NC         40   1,412,014  5/91    4/91      100%
320,175

Ivan Woods
Senior     Delta Township,
Apartments   MI         90   2,198,430  2/91    4/91      100%
778,688

Keenland   Burkesville,
Apartments   KY         24     735,262  6/91    9/91      100%
164,246

Lakeridge  Eufala,
Apartments   AL         30     917,823  3/91    4/91      100%
186,780

Laurel
Village    Wadley,
Apartments   GA         24     662,922 10/91    5/92      100%
149,058


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Los
Caballos  Hatch,
II Apts.     NM         24  $  773,138  7/91     8/91       100%
$  164,740

Marlboro
Place     Bennettsville,
Apartments  SC          24     837,163  3/91     2/91       100%
192,779

Melville
Plaza     Melville,
Apartments  LA          32     894,250  7/91    10/91       100%
178,564

Nanty Glo
House     Nanty Glo,
Apartments  PA          36   1,477,706  6/91     7/91       100%
353,000

Newport   Franklin,
Village     VA          48   1,488,528  4/91    11/90       100%
355,000

Oakleigh  Abbeville,
Apartments  LA          32     915,249  8/91     3/92       100%
178,716

Oak
Street    Scott City,
Apartments  MO          24     599,332  6/91    11/91       100%
138,149

Oakwood   Mamou,
Apartments  LA          32     911,682  8/91     1/92       100%
180,819

Pines by
the Creek Newnan,
Apartments  GA          96   2,001,179  3/91    10/90       100%
645,000

Pinewoods Springfield,
Apartments  IL         168   3,830,348  7/91     6/91       100%
2,880,000

Portales  Portales,
Estates     NM          44   1,441,485  7/91     7/91       100%
365,100



         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Prairie
West      West Fargo,
Apts. III   ND          24  $  472,796  3/91     3/91      100%
$ 360,698

Ridgeway
Court III  Bemidji,
Apartments  MN          24     894,407  4/91     1/91      100%
180,186

River     Crystal River,
Reach Apts.  FL         41   1,367,782   5/91    5/91      100%
351,421

Rockmoor  Banner Elk,
Apartments   NC         12     438,306   5/91    3/91      100%
95,818

Shawnee
Ridge     Norton,
Apartments   VA         20     668,146   5/91    5/91      100%
145,606

Springwood
Park      Durham,
Apartments   NC        100   3,048,644   3/91    5/91      100%
374,349

Spring
Mountain  Pahrump,
Apartments   NV         33   1,366,344   5/91    4/91      100%
290,406

Stonegate Perry,
Manor        FL         36   1,010,946   5/91   12/90      100%
274,321

Summit
Ridge     Palmdale,
Apartments   CA        304   8,934,496  10/92   12/93      100%
3,674,306

Turner
Lane      Ashburn,
Apartments   GA         24     722,375   5/91    7/91      100%
147,090

Union
Baptist
Plaza     Springfield,
Apartments   IL         24     507,995   5/91    4/91      100%
432,648


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Uptown    Salyersville,
Apartments   KY        16  $  522,178   5/91    3/91       100%
$  121,700

Villas of Eufala,
Lakeridge    AL        18     532,695   3/91    3/91       100%
96,868

Waynesboro
Village   Waynesboro,
Apartments   TN        48   1,372,681   4/91    1/91       100%
310,510

Windsor    Windsor,
Court II     VA        24     732,003   4/91    11/90      100%
169,347

Woodcrest
Manor      Woodville,
Apartments   MS        24     711,744   6/91    11/91      100%
138,579

Woodlawn
Village    Abbeville,
Apartments   GA        36   1,035,970  10/91     4/92      100%
229,601

Woodside   Grove City,
Apartments   PA        32   1,156,864   4/91     3/91       93%
229,291

Yorkshire
Townhome   Fort Smith,
Apts.        AR        50   1,039,337   9/93     8/94      100%
874,069














        Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998


                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Ada Village  Ada,
Apts.         OK       44  $1,048,982   1/93    11/93       100%
$  158,976

Amherst      Amherst,
Village       VA       48   1,602,927   1/92     1/92       100%
322,796

Belmont
Village      Belmont,
Court         NY       24     929,502   1/92    12/91       100%
201,300

Bethel
Park         Bethel,
Apartments    ME       24   1,491,698  12/91     3/92       100%
324,100

Blanchard
Senior       Blanchard,
Apts. II      LA       24     598,621  10/91     9/91       100%
143,628

Blanchard    Blanchard,
Village Apts. OK        8     218,258   1/93     7/93       100%
32,954

Brantwood
Lane         Centreville,
Apartments     AL      36   1,144,296   7/91     9/91       100%
237,873

Breckenridge McColl,
Apartments     SC      24     867,880   1/92     3/92       100%
186,065

Briarwood
Apartments   Middleburg,
Ph II          FL      50   1,494,414   2/92     4/92       100%
293,694

The Bridge   New York,
Building       NY      15       N/A     1/92    12/91       100%
1,037,770

Buchanan     Warren,
Court          PA      18     726,197   7/91    11/90        94%
160,600

Burnt
Ordinary     Toano,
Village        VA      22     710,789   7/91     7/91       100%
159,400

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Carleton
Court       Providence,
Apartments   RI         46  $2,712,472  12/91    12/91     100%
$1,496,922

Carriage
Run         Emporia,
Apartments   VA         40   1,329,397  10/91     4/92     100%
259,980

Cedar
View        Brinkley,
Apartments   AR         32   1,271,185   5/92    10/92     100%
254,016

Cedarwood   Pembroke,
Apartments   NC         36   1,419,039  10/91     1/92     100%
326,310

Chapparral  Kingman,
Apartments   AZ         20     696,420   8/91     7/91     100%
198,275

College     Chili,
Green        NY        110   3,781,020   3/95     8/95     100%
755,771

Colorado City
Seniors     Colorado City,
Apartments   TX         24     542,805  10/91    10/91     100%
98,721

Cottonwood  Cottonport,
Apts. II     LA         24     655,114  10/91     7/91     100%
152,664

Country
Meadows     Sioux Falls,
Apartments   SD         44   1,086,827  11/91    10/91     100%
922,350

Countryside Fulton,
Manor        MS         24     665,122  10/91     8/91     100%
151,868

Davis
Village     Davis,
Apts.        OK         44   1,176,194   1/93     9/93     100%
180,452

Devenwood   Ridgeland,
Apartments   SC         24     874,134   7/92     1/93     100%
186,000

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Duncan
Village    Duncan,
Apts.       OK         48  $1,148,821   1/93    11/93      100%
$  172,005

Edison
Village    Edison,
Apartments  GA         42   1,200,486   7/91     2/92      100%
274,144

Ethel
Bowman     Tionesta,
Proper HousePA         36   1,431,388   2/92     1/92       88%
334,160

Excelsior
Springs    Excelsior Springs,
Properties  MO         24     624,169   2/92     4/91      100%
150,651

Fairground Bedford,
Place Apts. KY         19     695,155   3/95     8/95      100%
176,963

Four Oaks
Village    Four Oaks,
Apartments  NC         24     894,429   3/92     6/92      100%
179,900

Franklin
Vista      Anthony,
III Apts.   NM         28     930,247   1/92     4/92      100%
179,685

Friendship Bel Air,
Village     MD         32   1,440,395   1/92     6/91      100%
226,000

Glenhaven  Merced,
Park        CA         12     399,865   1/94     6/90      100%
125,000

Glenhaven  Merced,
Park II     CA         15     494,773   1/94     6/89      100%
365,925

Glenhaven  Merced,
Park III    CA         15     497,333   1/94    12/89      100%
225,500


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Glenhaven    Merced,
Estates       CA       13   $ 688,873    1/94   6/89       100%
$  134,000

Green
Village      Standardsville,
Apts. II      VA       16     586,746    4/92  11/91       100%
99,100

Greenleaf    Bowdoinham,
Apartments    ME       21   1,129,745   11/91   8/92       100%
295,085

Hughes Springs
Seniors      Hughes Springs,
Apartments    TX       32     788,584   10/91   8/91       100%
183,674

Harrison
City         Penn Township,
Apts.         PA       38   1,482,136    7/92   9/92        89%
311,775

Hessmer
Village      Hessmer,
Apartments    LA       32     911,466   12/91   4/92       100%
186,503

Hillmont
Village      Micro,
Apartments    NC       24     886,023    9/91   1/92       100%
184,900

Hunters
Run          Douglas,
Apartments    GA       50   1,448,179   12/91   2/92       100%
322,368

Independence Mt. Pleasant,
Apartments    PA       28   1,086,435    8/91   6/91        96%
223,100

Indian Creek Kilmarnock,
Apartments    VA       20     765,470    7/91   4/91       100%
174,400

Jarratt
Village      Jarratt,
Apartments    VA       24     833,930   10/91  12/91       100%
159,140

Kingfisher
Village      Kingfisher,
Apts.         OK        8     170,418    1/93  12/93       100%
24,365

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
La Gema del  Santa Ana,
Barrio Apts.   CA        6  $  670,201   6/92    8/92      100%
$  458,000

Lafayettee
Gardens      Scott,
Apartments     LA       56     568,088   10/91   11/91     100%
437,688

Lake Isabella
Senior       Lake Isabella,
Apartments     CA       46   1,995,709    9/91    1/92     100%
442,457

Lakeview     Battle Creek,
Meadows        MI       53   1,573,891    1/92    6/92     100%
1,018,808

Lakewood
Terrace      Lakeland,
Apts.          FL      132   3,873,540   11/93    8/89     100%
725,312

Lana Lu      Lonaconing,
Apartments     MD       30   1,487,952   12/91    9/92     100%
303,261

Lexington
Village      Lexington,
Apts.          OK        8     211,259    1/93   11/93     100%
32,178

Maidu        Roseville,
Village        CA       81   2,160,267    1/92   12/91     100%
1,096,199

Marion Manor Marion,
Apartments     LA       32   1,007,304    2/92    6/92     100%
199,708

Maysville
Village      Maysville,
Apts.          OK        8     219,376    1/93   10/93     100%
33,726

Montague
Place        Caro,
Apartments     MI       28   1,141,805   12/91   12/91     100%
432,320

Navapai      Prescott Valley,
Apartments     AZ       26     883,977    6/91    4/91     100%
207,330

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Nevada City
Senior     Grass Valley,
Apartments    CA        60  $3,550,848   1/92   10/92     100%
$  839,300

Newellton
Place      Newellton,
Apartments    LA        32     947,371   2/92    4/92     100%
190,600

New River
Overlook   Radford,
Apartments    VA        40   1,486,762   8/91    2/92     100%
285,371

Northridge  Arlington,
Apartments    TX       126   1,700,400   1/92    2/92      98%
741,300

Oak Ridge   Crystal Springs,
Apartments    MS        40   1,305,442   1/92    1/92     100%
308,578

Oakland
Village     Littleton,
Apts.         NC        24     851,583   5/92    8/92     100%
161,939

Okemah
Village     Okemah,
Apts.         OK         30    696,231   1/93    5/93     100%
119,832

Pineridge   McComb,
Apartments     MS        32  1,005,726  10/91   10/91     100%
238,995

Pineridge   Walnut Cove,
Elderly        NC        24    991,848  10/91    3/92     100%
199,311

Pittsfield
Park        Pittsfield,
Apartments     ME        18  1,047,764  12/91    6/92     100%
237,300

Plantation  Richmond Hill,
Apartments     GA        49  1,422,194  12/91   11/91     100%
320,858

Portville
Square      Portville,
Apartments     NY        24    924,798   3/92    3/92      95%
198,100

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------

Prague
Village    Prague,
Apts.       OK         8  $   120,244   1/93    3/93      100%
$    21,373

Rainbow
Commons    Marshfield,
Apartments  WI        48    1,186,524   9/91    6/91      100%
1,126,901

Rainier
Manor      Mt. Rainier,
Apartments  MD       104    2,690,165   3/92    1/93      100%
1,190,350

Rosenberg  Santa Rosa,
Hotel       CA        77    1,824,673  12/91    1/92      100%
1,850,000

Rosewood
Manor      Ellenton,
Apartments  FL        43    1,440,474  12/91    11/91     100%
302,250

San Jacinto
Senior     San Jacinto,
Apartments  CA        46    2,374,792   1/92    10/91     100%
588,965

Lakeside
Manor      Schroon Lake,
Apartments  NY        24    1,089,005  11/91     1/92      95%
249,349

Smithville Smithville,
Properties  MO        48    1,246,529   2/92     5/91     100%
285,384

Snow Hill
Ridge      Raleigh,
Apartments  NC        32    1,211,580  10/91    12/91     100%
307,524

Somerset   Antioch,
Apartments  CA       156    5,418,004   8/92     3/90     100%
1,026,542

Spring
Creek      Derby,
Village     KS        72    1,851,036   6/91     9/91     100%
1,634,760

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Spring
Valley     Lexington Park,
Apartments   MD        128  $4,847,218  11/91    12/92     100%
$ 2,777,811

Springwood
Park       Durham,
Apartments   NC        100   3,048,644  10/91     5/91     100%
374,349

Summer
Lane       Santee,
Apartments   SC         24     861,833   7/91    11/91     100%
176,291

Summit
Ridge      Palmdale,
Apartments   CA        304   8,934,496  10/92    12/93     100%
1,236,600

Titusville Titusville,
Apartments   PA         30   1,242,340  12/91     1/92     100%
280,829

Townview   St. Mary's,
Apartments   PA         36   1,381,297   9/91    10/91      97%
315,700

Tyrone
House      Tyrone,
Apartments   PA         36   1,487,044  12/91     1/92     100%
349,800

Valley Ridge
Senior     Central Valley,
Apartments   CA         38   1,827,871   1/92    12/91     100%
456,600

Victoria   Victoria,
Place        VA         39   1,402,517   1/92     6/92     100%
287,736

Villa West Topeka,
Apts. IV     KS         60   1,539,129   8/91     1/91     100%
1,392,873

Village    Raleigh,
Green        NC         42     721,253   5/92     9/91     100%
581,446

Washington Abingdon,
Court        VA         39   1,189,091   7/91     8/91     100%
295,250

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97    Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------

Wesley
Village    Martinsburg,
Apartments   WV         36  $1,316,210  10/91    6/92      100%
$  266,253

Westside   Louisville,
Apartments   MS         33     826,809   3/92    1/92      100%
191,014

Wildwood
Terrace    Wildwood,
Apartments   FL         40   1,265,615  10/91   10/91      100%
281,647

Woodside   Belleview,
Apartments   FL         41   1,214,509  11/91   10/91      100%
268,500

Wynnewood
Village    Wynnewood,
Apts.        OK         16     410,877   1/93   11/93      100%
67,443

Yorkshire  Delevan,
Corners      NY         24     925,121   8/91    9/91      100%
191,500

Zinmaster  Minneapolis,
Apartments   MN         36   1,855,115   1/95    1/88      100%
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

  (b)    Approximate number of security holders

  As of March 31, 1998, the Partnership has 11,710 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

  The BACs were issued in series. Series 7 consists of 812 investors holding
  1,036,100 BACs, Series 9 consists of 2,260 investors holding
4,178,029 BACs,
  Series 10 consists of 1,641 investors holding 2,428,925 BACs,
Series 11
  consists of 1,412 investors holding 2,489,599 BACs, Series 12 consists of
  1,932 investors holding 2,972,795 BACs, and Series 14 consists of 3,653 investors holding 5,574,290 BACs at March 31, 1998.

  (c)    Dividend history and restriction

  The Partnership has made no distributions of Net Cash Flow to its BAC
  Holders from its inception, June 28, 1989 through March 31,
1998.

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





Item 6.          Selected Financial Data

    The information set forth below presents selected financial data of the
Partnership for each of the five years in the period ended March
31, 1998.
Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                March 31,    March 31,    March 31,    March 31,
March 31,
                  1998         1997         1996         1995
1994
                --------     --------     --------     --------
--------
Operations
----------
Interest
& other Inc  $    42,913  $    155,501 $     65,468 $     78,723
$   385,315
Share of Loss
of Operating
Partnerships  (8,573,433)  (10,464,997) (12,992,069) (14,053,018)
(15,080,553)
Operating Exp (2,783,041)   (2,781,444)  (2,852,335)  (2,876,048)
(3,021,320)
               ---------     ---------    ---------    ---------
---------
  Net Loss  $(11,313,561)
$(13,090,940)$(15,778,936)$(16,850,343)$(17,716,558)
              ==========    ==========  ===========  ===========
===========

  Net Loss
  per BAC   $       (.40) $       (.69)$      (.84) $
(.89)$       (.94)
              ==========    ==========  ===========  ===========
===========

Balance Sheet
-------------

Total Assets $64,633,488   $ 73,382,875 $ 85,486,212 $ 99,601,389
$114,309,046
             ===========     ==========  ===========  ===========
===========
Total Liab   $14,605,906   $ 12,041,732 $ 11,054,129 $  9,390,370
$  7,247,684
Partners'    ===========     ==========  ===========  ===========
===========
Capital      $50,027,582   $ 61,341,143 $ 74,432,083 $ 90,211,019
$107,061,362
             ===========     ==========  ===========  ===========
===========
Other Data
----------
Credit per BAC for the
Investors Tax Year,
for the twelve months
ended, December 31,
1997, 1996, 1995,
1994 and 1993*

             $      1.40   $      1.40  $      1.39  $       1.35
$       1.16
              ==========   ===========   ===========  ===========
===========


* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating
Partnerships the
Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7. Results of Operations.


Item 7.     Management's Discussion and Analysis of Financial
Condition
            and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 1998 and on working capital reserves and (ii) cash distributions from operations of the Operating
Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating
Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations.
During the fiscal year ended March 31, 1998 the Partnership accrued $2,509,932 in annual partnership management fees. As of March 31, 1998 the accrued partnership management fees totaled $14,113,128. Pursuant to the Partnership
Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

An affiliate of the general partner has advanced $111,400 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $64,500 was advanced during the fiscal year ended March 31, 1998. The amounts advanced, in total, to two of the six series are as follows: $61,900 to Series 7; and $49,500 to Series 12. These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the
Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Total interest income for the fiscal year ended March 31, 1998 has decreased from the fiscal year March 31, 1997. For the fiscal year ended March 31, 1997, the Partnership earned $155,501 in interest, the majority of which was earned as tax exempt interest in an escrow account holding capital contributions due to the Operating Partnership Lexington Park Associates
Limited Partnership. During the year ended March 31, 1997, the funds were released pursuant to the escrow agreement. Interest income earned during the fiscal year ended March 31, 1998 is now consistent with interest earned by the Partnership in prior years.

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

    As of March 31, 1998 the net proceeds from the offer and sale of BACs in
Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651. The Partnership has completed payment of all installments of its capital contributions to all Operating Partnerships.
Series 7 net offering proceeds in the amount of $7,134 remains in working capital.

    (Series 9).  The Partnership commenced offering BACs in
Series 9 on
February 1, 1990. The Partnership had received and accepted subscriptions for
$41,574,518, representing 4,178,029 BACs from investors admitted as BAC
Holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

    During the fiscal year ended March 31, 1998, the Partnership did not use any of Series 9's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 1998 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to 54 of the 55 Operating Partnerships. Series 9 net offering proceeds in the amount of $267,915 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

    (Series 10).  The Partnership commenced offering BACs in
Series 10 on
May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.




     As of March 31, 1998 the net proceeds from the offer and
sale of BACs in
Series 10 had been used to invest in a total of 46 Operating
Partnerships in
an aggregate amount of $18,555,455.  The Partnership has
completed payment of
all installments of its capital contributions to all of the
Operating
Partnerships.  Series 10 net offering proceeds in the amount of
$41,484
remains in working capital.

    (Series 11).  The Partnership commenced offering BACs in
Series 11 on
September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

      During the fiscal year ended March 31, 1998, the Partnership used $5,000 of Series 11 net offering proceeds to pay additional installments of its capital contributions to one Operating Partnership. As of March 31, 1998 the
net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of
$18,894,372, and the Partnership had completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships. Series 11 net offering proceeds in the amount of $38,800 remains to be used by the
Partnership to pay additional installments of capital contributions to
Operating Partnerships and in working capital.

    (Series 12).  The Partnership commenced offering BACs in
Series 12 on
February 1, 1991. The Partnership had received and accepted subscriptions for
$29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

     During the fiscal year ended March 31, 1998, the Partnership did not use any of Series 12's net offering proceeds to pay additional installments of its capital contributions to the Operating Partnerships. As of March 31, 1998
the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of
$22,356,179, and the Partnership had completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships. Series 12 net offering proceeds in the amount of $21,827 remains to be used by the
Partnership to pay additional installments of capital contributions to
Operating Partnerships and in working capital.

    (Series 14).  The Partnership commenced offering BACs in
Series 14 on
May 20, 1991. The Partnership had received and accepted subscriptions for
$55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of
BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.









    During the fiscal year ended March 31, 1998, the Partnership used
$13,000 of Series 14 net offering proceeds to pay additional installments of its capital contributions to one Operating Partnership. As of March 31,
1998 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328, and the Partnership had completed payment of all installments of its capital contributions to 86 of the 101 Operating Partnerships. Series
14 net offering proceeds in the amount of $316,591 remains to be used by the
Partnership to pay additional installments of capital contributions to
Operating Partnerships and in working capital.

Results of Operations
---------------------
    The Partnership incurs an annual partnership management fee payable to the
General Partner and/or its affiliates in an amount equal to 0.5%
of the
aggregate cost of the Apartment Complexes owned by the Operating
Partnerships,
less the amount of certain partnership management and reporting fees paid by
the Operating Partnerships.  The annual partnership management fee charged to
operations for the fiscal years ended March 31, 1998 and 1997 was
$2,314,373
and $2,273,826, respectively. The amount is anticipated to decrease in subsequent fiscal years as the Operating Partnerships begin to pay annual partnership management fees and reporting fees to the Partnership.

    In all series, the tax credits provided to the investors from the tax years ended December 31, 1996 to December 31, 1997 either increased or were consistent with the prior year. The increase is due to properties reaching stabilized operations during the fiscal year ended March 31, 1998.

    The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating
Partnerships have
been made principally with a view towards realization of Federal
Housing Tax
Credits for allocation to its partners and BAC holders.

    (Series 7).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years.

     For the tax years ended December 31, 1997 and 1996, the series, in total, generated $809,263 in passive income tax losses and $2,805,455 in passive income that were passed through to the investors, and also provided $1.20 and
$1.24, respectively, in tax credits per BAC to the investors.
The series
generated passive income in 1996 due to the fact that the Operating
Partnership Rosenberg reflected income from cancellation of indebtedness caused by debt restructuring during the tax year ended December 31, 1996.

     As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 7 was $1,485,326 and $1,771,367, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1997 and 1996 Series 7 reflects a net loss from Operating Partnerships of $108,083 and $3,087,808, respectively, adjusted for depreciation which is a non-cash item. The decrease in loss from the prior year is the result of a one time non-cash impairment loss incurred by two operating partnerships, Rosenberg and New Holland at December 31, 1996.
Rosenberg also had income from a gain on reduction of debt. This debt reduction occurred without a loss in ownership or tax credits. When adjusted for the impairment loss and gain on reduction of debt, the Operating
Partnerships reflected a net loss of $125,508 for 1996.

    Rosenberg Building Associates, Limited Partnerships (Rosenberg Apartments) refinanced in 1996 which resulted in a one-time gain as a result of the debt reduction. In 1997 the property realized positive operating cash flows as a result of the lower debt service payments and continued strong occupancies.
As of March 31, 1998 Rosenberg Apartment's occupancy was 100%.

    (Series 9).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had a total of
55 properties as of March 31, 1998, of which 54 were at 100% qualified occupancy.

    For the tax years ended December 31, 1997 and 1996, the series, in total, generated $3,209,445 and $2,146,637, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.36 per year for 1997 and 1996 in tax credits per BAC to the investors. The increase in passive losses from December 31, 1996 to December 31, 1997 was due to an adjustment made at December 31, 1996 for incorrect loss reported at December
31, 1995.

    As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 9 was $10,821,707 and $12,528,610, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1997 and 1996 Series 9 reflects a net
Income (loss) from Operating Partnerships of $673,107 and
$(1,958,157),
respectively, adjusted for depreciation which is a non cash item. The prior year loss is the result of a one time non-cash impairment loss incurred by one of the Operating Partnerships, New Holland. This is in accordance with SFAS
No. 121. When adjusted for the impairment loss, the Operating Partnerships reflected net income of $385,843 for 1996.

   The Operating General Partner of School Street II Limited Partnership (School Street Apts. II) pledged his general partnership interest in the
Operating Partnership as collateral for another loan. As this was a violation of the terms of the partnership agreement, the Operating General Partner was removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent has been hired by the new Operating General
Partner to rent the vacant units. It is anticipated that all units will be fully leased by the end of the third quarter. In addition, the general partner hired a new managing agent in the second quarter of 1998, and will be filing refinancing applications with the lender by year end to further improve operations.

    (Series 10).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.7% and 99.5%, respectively. The series had a total of 46 properties at March 31, 1998, of which 44 were at 100% qualified occupancy.

    For the tax years ended December 31, 1997 and 1996 the series, in total, generated $1,670,004 and $1,794,818, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 per year for 1997 and 1996 in tax credits per BAC to the investors.

    As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 10 was $8,211,459 and $9,224,595, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1997 and 1996 Series 10 reflects net income from Operating Partnerships of $1,015,795 and $1,050,780, respectively, adjusted for depreciation which is a non cash item.

    North Connecticut Avenue L.P. (46 North Connecticut Avenue) is operating at a deficit due to high operating expenses. The general partner was seeking a loan modification from the loan holder, however the holder was reluctant to grant the request. The loan holder is in discussion with the general partner on a deed-in-lieu of foreclosure. The existing general partner is diligently working to locate a non-profit general partner acceptable to both the loan holder and the Investment Limited Partner.

   (Series 11).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at March 31, 1998, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1997 and 1996, the series, in total, generated $1,878,254 and $1,660,788, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.32 per year for 1997 and 1996 in tax credits per BAC to the investors.

     As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 11 was $9,872,942 and $11,085,975, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1997 and 1996 Series 11
reflects net
income from Operating Partnerships of $922,140 and $2,892,360, respectively,
adjusted for depreciation which is a non-cash item.   The
decrease in net
income is the result of a one time non-cash gain on reduction of debt by the Operating Partnership Franklin School at December 31, 1996. This debt reduction occurred without a loss in ownership or tax credits. When adjusted for the gain on reduction of debt, the Operating Partnerships reflected net income of $982,179 for 1996.

  (Series 12).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at March 31, 1998, of which 52 were at 100% qualified occupancy.

    For the tax years ended December 31, 1997 and 1996, the series, in total, generated $2,395,934 and $2,418,461, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 per year for 1997 and 1996 in tax credit per BAC to the investors.

    As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 12 was $10,585,841 and $11,946,248, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1997 and 1996 Series 12 reflects net income from Operating Partnerships of $609,135 and $497,680, respectively, adjusted for depreciation which is a non cash item.

    California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) continues to operate at a deficit due to high operating expenses and a competitive rental market. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996 which had a a material affect on a debt service in 1997. The reduction in debt service, slowly improving occupancy and management's efforts to control operating expenses should permit the property to positively cash flow in 1998.

    During 1997, the Operating General Partner of Brandywood Limited Partnership (Brandywood Apts) and the affiliated management company improved the average occupancy of the property to 89.66%, up from 84% during 1996. Through May of 1998, management has maintained and average occupancy of 99%. During 1997, the property operated under a forbearance agreement with the permanent mortgage lender, making payments on debt service based on cash flow.
The loan is anticipated to be refinanced with the lender in the third quarter of 1998 at a lower rate. The restructuring of the loan will improve the financial feasibility of the property. In addition, a capital needs assessment was recently completed and identified items will be addressed going forward.

    (Series 14).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.6% and 99.4%, respectively. The series had a total of 101 properties at March 31, 1998. Out of the total, 94 were at 100%
qualified occupancy.

  For the tax years ended December 31, 1997 and 1996, the series, in total, generated $4,856,228 and $2,821,765, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.44 and
$1.43, respectively, in tax credits per BAC to the investors.
The variance in
passive income tax losses generated for the tax years ended December 31, 1996 and 1997 is due to the fact that the Operating Partnership Rosenberg reflected income from cancellation of indebtedness caused by debt restructuring during the tax year ended December 31, 1996.



    As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 14 was $19,862,702 and $22,915,969, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1997 and 1996 Series 14 reflects a net
Income (loss) from Operating Partnerships of $1,278,786 and
$(386,762),
respectively, adjusted for depreciation which is a non-cash item. The prior year loss is a result of a one time non-cash gain on reduction of debt and a one time impairment loss of the Operating Partnership Rosenberg. The debt reduction occurred without a loss in ownership or tax credits and the impairment loss is in accordance with the newly adopted SFAS No.
121.  When
adjusted for both the gain and loss, the Operating Partnerships reflect net income of $951,538 for 1996.

    California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) continues to operate at a deficit due to high operating expenses and a competitive rental market. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996 which had a material affect on a debt service in 1997. The reduction in debt service, slowly improving occupancy and management's efforts to control operating expenses should permit the property to positively cash flow in 1998.

     Glenhaven Park Partners, A California L.P. (Glenhaven II) continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with an oversupply of housing. As of March 31, 1998, physical occupancy was 80%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

    Rosenberg Building Associates, Limited Partnership (Rosenberg Apartments) refinanced in 1996 which resulted in a one-time gain as a result of the debt reduction. In 1997 the property realized positive operating cash flows as a result of the lower debt service payments and continued strong occupancies. As of March 31, 1998 Rosenberg Apartment's occupancy was 100%.

    Woodfield Commons Limited Partnership (Rainbow Commons Apartments) is in receipt of a 60-Day letter issued by the IRS stating that the partnership has not met certain IRC Section 42 requirements. The finding was the result of an
IRS audit of the partnership's tenant files. The IRS has proposed an adjustment that would disallow the partnership from utilizing certain past or future credits. The Operating General Partner and its counsel are in the process of filing an appeal to the finding of the IRS, and do not anticipate an outcome that will have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements.








Recent Accounting Statements Not Yet Adopted
---------------------------------------------

     On March 31, 1997, the partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS
No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related
Information." In February 1998, the Financial Accounting
Standards Board issued SFAS No. 132, "Employees'

     Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

     The partnership does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the partnership's financial statements.

     Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.


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

     Herbert F. Collins, age 68, is co-founder and Chairman of the Board of
Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12 billion central bank in New England. Mr. Collins is the co-founder and past President of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins also is a past Member of the Board of Directors of the National Leased Housing Association and has served as a member of the U. S. Conference of Mayors Task Force on "HUD and the cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John
F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Inn and I Have a Dream Foundation.


     John P. Manning, age 50, is co-founder, President and Chief
Executive
Officer of Boston Capital Partners, Inc., where he is responsible for strategic planning, business development and corporate
investor relations.   In addition to his responsibilities at
Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. Mr. Manning also is a leader in the civic community, serving on the Boards of Youthbuild Boston and the Pine Street Inn. Mr. Manning is a graduate of Boston College.

      Richard J. DeAgazio, age 53, is Executive Vice President of
Boston Capital
Partners, Inc., and is President of Boston Capital Services, Inc.
Mr. DeAgazio
serves  on  the  national  Board of  Governors  of  the  National
Association of
Securities  Dealers (NASD), was the Vice Chairman of  the  NASD's
District 11
Committee,  and  serves on the NASD's national  Business  Conduct
Committee, the
State  Liaison  Committee  and the Direct  Participation  Program
Committee.  He is
a  founder  and  past  President  of  the  National  Real  Estate
Investment Association,
past  President  of  the Real Estate Securities  and  Syndication
Institute
(Massachusetts   Chapter)   and  the   Real   Estate   Investment
Association. Prior to
joining Boston Capital in 1981, Mr. DeAgazio was the Senior  Vice
President and
Director of the Brokerage Division of Dresdner Securities  (USA),
Inc., an
international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston
Stock Exchange since 1967. He is a leader in the community and serves on the
Business  Leaders  Council  of  the  Boston  Symphony,  Board  of
Advisors for the Ron
Burton Training Village and is on the Board of Corporators of Northeastern
University.  He graduated from Northeastern University.

      Christopher W. Collins, age 43, is an Executive Vice President and principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr.
Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the
National  Multi-Housing Council and a member of the Massachusetts
Housing Finance
Agency  Multi-Family Advisory Committee.  He graduated  from  the
University of New
Hampshire.

      Anthony  A. Nickas, age 38, is Chief Financial  Officer  of
Boston Capital
Partners, Inc., and serves on the firm's Operating Committee.  He has twelve
years  of experience in the accounting and finance field and  has supervised the
financial  aspects  of Boston Capital's project  development  and property management
affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an
Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich
University.


    (f)     Involvement in certain legal proceedings.

            None.

    (g)     Promoters and control persons.

            None.

Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited

Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1998 fiscal year:

    1. An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating
Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 1998 was $2,509,932. Accrued fees are payable without interest as sufficient funds become available.

   2. The Partnership has reimbursed, or accrued to, an affiliate of the
General Partner a total of $103,239 for amounts charged to operations during the year ended March 31, 1998. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

    (a)     Security ownership of certain beneficial owners.

    As of March 31, 1998, 18,679,738 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

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


    The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and
Fees", which is incorporated herein by reference. See Note B of Notes to
Financial Statements in Item 14 of this Annual Report on Form
10-K for



amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 1998.

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








































                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

    (a) 1 and 2.     Financial Statements and Financial Statement
                     Schedules

    Independent Auditors' Report

    Balance Sheets, March 31, 1998 and 1997

    Statement of Operations, Years ended March 31, 1998, 1997, and
    1996.

    Statements of Changes in Partners' Capital, Years ended March
    31, 1998, 1997 and 1996.

    Statements of Cash Flows, Years ended March 31, 1998, 1997 and
    1996.

    Notes to Financial Statements, March 31, 1998, 1997 and
    1996.

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

                      Boston Capital Tax Credit Fund II
                      Limited Partnership

                      By:        Boston Capital Associates II
                                 Limited Partnership, General
                                 Partner

                      By:        Boston Capital Associates



Date:  July 14, 1998                 By:  /s/ John P. Manning
                                          -------------------
                                          John P. Manning



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

DATE:  July 14, 1998             SIGNATURE:              TITLE:
                                                         General
Partner and
                                 /s/ John P. Manning
Principal Executive
                                 -------------------     Officer,
Principal
                                 John P. Manning
Financial Officer and

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

                      FINANCIAL STATEMENTS AND
                    INDEPENDENT AUDITORS  REPORT

                      BOSTON CAPITAL TAX CREDIT
                    FUND II LIMITED PARTNERSHIP -
                   SERIES 7, 9 THROUGH 12, AND 14

                      MARCH 31, 1998 AND 1997

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                          TABLE OF CONTENTS

                                                                 PAGE

INDEPENDENT AUDITORS  REPORT                                      F-3

FINANCIAL STATEMENTS

         BALANCE SHEETS                                           F-5

         STATEMENTS OF OPERATIONS                                F-12

         STATEMENTS OF CHANGES IN PARTNERS  CAPITAL              F-19

         STATEMENTS OF CASH FLOWS                                F-23

         NOTES TO FINANCIAL STATEMENTS                           F-37

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION          F-71

NOTES TO SCHEDULE III



Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                     Reznick Fedder & Silverman
     Certified Public Accountants * A Professional Corporation

    4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                 (301) 652-9100 * Fax (301) 652-1848

                    INDEPENDENT AUDITORS  REPORT

To the Partners
Boston Capital Tax Credit Fund II
  Limited Partnership

        We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1998 and 1997 and the related statements of operations, changes in partners capital and cash flows, for the total partnership and for each of the series, for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund II Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 1998 and 1997 for Series 7, Series 9 through 12 and Series 14, and the limited partnership loss for each of the three years in the period ended March 31, 1997 for Series 7, Series 9 through 12, and Series 14: Total, 31% and 32% of the assets and 22%, 11% and 21% of the partnership loss; Series 7, 4% and 4% of the assets and 7%, 5% and 17% of the partnership loss; Series 9, 33% and 38% of the assets and 27%, 26% and 21% of the partnership loss; Series 10, 36% and 31% of the assets and 7%, 4% and 5% of the partnership loss; Series 11, 43% and 18% of the assets and 34%, 10% and 31% of the partnership loss; Series 12, 30% and 26% of the assets and 32%, 24% and 28% of the partnership loss; and Series 14, 25% and 16% of the assets and 18%, 15% and 20% of
the    p artnership   loss.   The  financial  statements  of  these
partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1998 and 1997 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

        We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund II Limited Partnership Series 7, Series 9 through 12, and Series 14 as of March 31, 1998. In our opinion, the schedule presents fairly, the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
July 8, 1998

                                F-4

McGLADREY & PULLEN, LLP
Certified Public Accountants and ConsultantsINDEPENDENT AUDITOR'S REPORTTo the PartnersDeer Hill II Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Deer Hill II Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Hill II Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1998 on our consideration of Deer Hill II Limited Partnership's internal control and a report dated January 20, 1998 on its compliance with laws and regulations.


Greensboro, North Carolina
January 20, 1998











LAMORENA & CHANG
CERTIIIED PUBLIC ACCOUNTANTS

22 BATTERY STREET, SUITE 412     TELEPHONE: 415.781.8441
SAN FRANCISCO, CALIFORNIA 94111    FACSIMILE: 415.781.8442


INDEPENDENT AUDITORS'REPORT


To the Partners
King City Elderly Housing Associates
(a California Limited Partnership)
Salinas, California


We have audited the accompanying balance sheet of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations changes in partner's equity (deficit), and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages and is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 25, 1998


BLOOM, GETTIS, HABIB, SILVER & TERRONE, P.A.CERTIFIED PUBLIC ACCOUNTANTS SUITE 1450
2601 SOUTH BAYSHORE DRIVE
MIAMI, FLORIDA 33133-9893
TELLEPHONE (305) 858-6211
FACSIMILE (305) 858-9696

BURT R. BLOOM, C.P.A., C.V.A.
LAWRENCE W. GETTIS, C.P.A.
STEVEN M. HABIB, C.P.A.
MICHAEL A. SILVER, C.P.A.
ROGER J. TERRONE, C.P.A.
CURT A. ROSNER, C.P.A.

MEMBERS
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS


To the PartnersMetropole Apartments Associates, Ltd.Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT
We have audited the accompanying Balance Sheets of Metropole Apartments Associates, Ltd. (a Florida Limited Partnership), as of December 31, 1997 and 1996, and the related Statements of Operations, Partners' Deficit and Cash Flows for the years then ended. These financial statements are the responsibility of the Metropole Apartments Associates, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropole Apartments Associates, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.


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

January 22, 1998












































Dulin, Ward & DeWald, Inc.Certified Public Accountants


Michael R. DeWald
Robert F. Meyer
James R. Doty
J. Nelson Coats
Michael J. O'Brien
Jeff A. Taner
Mark S.WesterhausenJames E. Hindle, Jr. (1949 - 1994)
Offices Located in Fort Wayne and Marion, Indiana



INDEPENDENT AUDITOR'S REPORT



To the Partners of
Oakview Limited (A Limited Partnership)
Corunna, Indiana


We have audited the accompanying balance sheets of Oakview Limited (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of agriculture, Fanners Home Administration "Audit Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Our audits were made for the purpose forming an opinion on the basic financial statements taken as a whole. The accompanying expense analysis is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of Oakview Limited's internal control structure and a report dated January 22, 1998 on its compliance with laws and regulations.


Fort Wayne, Indiana

Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.

1610 Spy Run Avenue, Fort Wayne, Indiana 46805
219-423-2414 / 800-232-8913
219-423-2419 (Fax)





McGLADREY & PULLEN, LLPCertified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORTTo the Partners
Westwood Square Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Westwood Square Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statement are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Square Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1998 on our consideration of Westwood Square Limited Partnership's internal control and a report dated January 20, 1998 on its compliance with laws and regulations.

Greensboro, North Carolina
January 20, 1998












CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
56 COURT STREET - P.0 BOX 705 - KEENE, NEW HAMPSHIRE 03431 - (603) 357-4882


To the Partners of
Beaver Brook Housing Associates Limited Partnership


Independent Auditors' Report

We have audited the accompanying balance sheets of Beaver Brook Housing Associates (a Limited Partnership) (Case No. 34-06-020424443) as of December 31, 1997 and 1996 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaver Brook Housing Associates (a Limited Partnership) at December 31, 1997 and 1996 and the results of its operations, its partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 21, 1998 on our consideration of Beaver Brook Housing Associates' internal control structure and on its compliance with laws and regulations.

January 21, 1998












Dulin, Ward & DeWald, Inc.Certified Public Accountants

Michael R. DeWald
Robert F. Meyer
James R. Doty
J. Nelson Coats
Michael J. O'Brien
Jeff A. Taner
Mark S. WesterhausenJames E. Hindle, Jr. (1949 - 1994)

Offices Located in Fort Wayne and Marion, Indiana
INDEPENDENT AUDITOR'S REPORT

To the Partners ofBrooklyn Limited (An Indiana Limited Partnership) Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31,1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards we have also issued a report dated January 22, 1998 on our consideration of Brooklyn Limited's internal control structure and a report dated January 22, 1998 on its compliance with laws and regulations.


Fort Wayne, Indiana
January 22, 1998


Our mission is to assist businesses, organizations and individuals in measuring, controlling and managing their financial success.

1610 Spy Run Avenue, Fort Wayne, Indiana 46805

219-423-2414 / 800-232-8913
219-423-2419 (Fax)



INDEPENDENT AUDITORS'REPORT

To the Partners
Corinth Housing Redevelopment Company

We have audited the accompanying balance sheet of Corinth Housing Redevelopment Company as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corinth Housing Redevelopment Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 financial statements of Corinth Housing Redevelopment Company were audited by other accountants whose report dated January 21, 1997, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1998, on our consideration of the Program's internal control structure and it's compliance with laws and regulations.

February 2, 1998
Albany, New York







FECTEAU & COMPANY, P.C.


Flegal & Tibbitts
Certified Public Accountants
May K. Flegal, CPA
Jana L. Tibbitts, CPA


To the Partners
Fawn River Apartments


INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Fawn River Apartments (a partnership) Project 026078-382856293 as of December 31, 1997 and related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and standards for financial and compliance audits contained in the Standards for Audit of Governmental Organizations, Programs, Activities. and Functions issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawn River Apartments Project #26-078-382856293 as of December 31, 1997, and its operations, cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards. We have also issued a report dated February 19, 1998, on our consideration of Fawn River Apartments Project #26-078-382856293 internal control structure and a report dated February 19, 1998, on its compliance with laws and regulations.

February 19, 1998

The Waters Edge, Second Floor5930 Lovers Lane
Portage, Michigan 49002
Phone (616) 383-1900

FLEGAL & TIBBITTS

227 Hubbard Street
Allegan, Michigan 49010
Phone (616) 673-2222


SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANIS
1230 AIRPORT ROAD
P.O. BOX 1177PANAMA CITY, FLORIDA 32402Phone: (850) 785-0261Fax:   (850)
785-2078


INDEPENDENT AUDITORS' REPORTTo the PartnersFountain Green Apartments, Ltd.Panama City, FloridaWe have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., FmHA Project No: 09-46-592948719, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida
January 27, 1998





INDEPENDENT AUDITORS'REPORT

To the Partners
Greenwich Housing Redevelopment Company

We have audited the accompanying balance sheet of Greenwich Housing Redevelopment Company as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwich Housing Redevelopment Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 financial statements of Greenwich Housing Redevelopment Company were audited by other accountants whose report dated January 15, 1997, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1998, on our consideration of the Program's internal control structure and it's compliance with laws and regulations.


Fecteau & Company, P.C.


February 2, 1998
Albany, New York





OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants

OSCAR N. HARRIS, C.P.A.  SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

MEMBERS: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOLINTANTS
NORTH CAROLINA ASSOCIATION OFCERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
Grifton Housing Associates, A NC Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Grifton Housing Associates, A NC Limited Partnership as of December 31, 1997 and 1996, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grifton Housing Associates, A NC Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Grifton Housing Associates, a
NC Limited Partnership's internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.



100 EAST CUMBERLAND STREET, P.O. BOX 578, DUNN, N.C. 28335 (910) 892-1021 FAX (910) 892-6084













































Grifton Housing Associates, A NC Limited Partnership
Page Two


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

Oscar N. Harris & Associates, P.A.
Certified Public Accountants


February 6, 1998


LOUIS YOUNG C.P.A. INC.
2630 E. ASHLAN - FRESNO, CALIFORNIA 93726
(209) 224-5141


INDEPENDENT AUDITORIS REPORT


The Partners
Hacienda Villa Associates
Firebaugh, California



We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



Louis Young CPA Inc.
Fresno, California


February 26, 1998


DUGGAN, JOINER,
BIRKENMEYER,
STAFFORD & FURMAN, RA.
Certified Public Accountants

MAICOIM R. DUGGAN, JR. C.P.A.
C.D. JOINER, JR., C.P.A., Retired
WAYNE J.BIRKENMYER, C.P.A.
FRANK E.STAFFORD, JR C.P.A.
EDWARD J.FURMAN, C.P.A.
O.H. DANIELS, JR, C.P.A.
R.PHILLIP BLEDSOE, C.P.A.
CAROLE A.WRIGHT, C.P.A.
ANNETTE C. FURMAN, C.P.A.
DAVID A.YOUNG, JR., C.P.A.


MEMBERS:

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

February 6, 1998

To the Partners
Haines City Apartments, Ltd.


We have audited the accompanying basic fina.cial statements of Haines City Apartments, Ltd., as of and for the year ended December 31, 1997 and 1996, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Govermnent Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Haines City

Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Haines City
Apartments, Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 9 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 9 to 14 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to auditing procedures applied in the audits of the basic financial statements, and we express no opinion on it.


BOWMAN & COMPANY, LLP

Certified Public Accountants

Herbert H.Bowman,
Bruce G. Bentz,
Taylor M.Weltz,
Kathleen D.O'Brien,
Gary R.Daniel
Daniel E. Phelps

Telephone: 209/473-1040
LODI: 209/333-0540
Fax: 209/ 473-9771
2431 West March Lane,
Suite 100
Stockton California,
95207-6598

INDEPENDENT AUDITORS'REPORT


To the Partners
Glennwood Hotel Investors
(A California Limited Partnership)
Sacramento, Califomia


We have audited the accompanying balance sheets of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility ofthe Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free ofmaterial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Stockton, Califomia
January 14, 1998

INDEPENDENT AUDITORS'REPORT

To the Partners
Greenwich Housing Redevelopment Company

We have audited the accompanying balance sheet of Greenwich Housing Redevelopment Company as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwich Housing Redevelopment Company as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 financial statements of Greenwich Housing Redevelopment Company were audited by other accountants whose report dated January 15, 1997, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1998, on our consideration of the Program's internal control structure and it's compliance with laws and regulations.

FECTEAU & COMPANY, P.C.


February 2, 1998
Albany, New York



FECTEAU & COMPANY, P.C.
McGEE & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditors' Report

To the Partners
Kristin Park Apartments, Ltd.
and Rural Development

We have audited the accompanying balance sheets of Kristin Park Apartments, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kristin Park Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998, on our consideration of Kristin Park Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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



January 16, 1998
Farmington, New Mexico




BURKE & REA

CERTIFIED PUBLIC ACCOUNTANTS

EDWARD T. BURKE, C.P.A.
BERNARD E. REA, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Maywood Associates, Ltd.
(A California Limited Partnership)
Cheyenne, WY

We have audited the accompanying balance sheets of Maywood Associates, Ltd. (A California Limited Partnership), USA Rural Development Case No. 04-052-680184284, as of December, 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years the ended. These financial statements are the responsibility of the Partnership's management. Our, responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maywood Associates, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operation, and its cash flows for then years ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 13, 1998 on our consideration of Maywood Associates, Ltd.'s internal control structure and a report dated March 13, 1998 on its compliance with laws and regulations.
Stockton, California.
March 13, 1998

- 1 -
P.O. BOX 4632,STOCKTON, CA 95204
TELEPHONE 209/933-9113 FAX 2091933-9115




FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969



INDEPENDENT AUDITORS' REPORT


To the General Partners of
Meadow Run Limited Partnership

We have audited the accompanying balance sheets of Meadow Run Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA




February 28, 1998
Dauby O'Connor & Zaleski

A Limited Liability Company
Certified Public Accountants


Independent Auditors' Report



To the Partners
Pedcor Investments 1989-VIII, L.P.



We have audited the accompanying balance sheets of Pedcor Investments 1989-VIII, L.P. as of December 31, 1997 and 1996, and the related statements of loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1989-VIII, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

Indianapolis, Indiana
January 23, 1998

Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

698 Pro Med Lane, Carmel, Indiana 46032
317-848-5700 Fax: 317-815-6140

STANCIL & COMPANY

INDEPENDENT AUDITORS' REPORT

To the Partners of
Quail Hollow of Warsaw Limited Partnership
Raleigh, North Carolina


We have audited the accompanying balance sheets of Quail Hollow of Warsaw Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quail Hollow of Warsaw Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Quail Hollow of Warsaw Limited Partnership's internal control and a report dated February 4, 1998 on its compliance with laws and regulations applicable to the financial statements.

Raleigh, North Carolina
February 4, 1998
CERTIFIED PUBLIC ACCOUNTANTS

MANAGEMENT CONSULTANTS




Schonwit & Associates
Certified Public Accountants
575 Anton Boulevard, Suite 500, Costa Mesa, California 92626
(714) 437-1025  FAX (714) 957-1678
INDEPENDENT AUDITOR'S REPORT
To the PartnersRaitt Street Apartments, A California Limited Partnership


I have audited the accompanying balance sheet of Raitt Street Apartments, A California Limited Partnership, as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I have previously audited and reported on the financial statements for the preceding year.

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

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

SCHONWIT & ASSOCIATES

January 27, 1998







Suby, Von Haden& Associates, S.C.CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants


INDEPENDENT AUDITOR'S REPORT


To the Partners
School Street Limited Partnership II
Madison, Wisconsin

We have audited the accompanying balance sheets of School Street Limited Partnership II as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership II as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally, accepted accounting principles.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note I to the financial statements, the partnership has incurred recurring operating losses and anticipates that this condition will continue. This factor raises substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 22, 1998

1221 John Q. Hammons Dr. - P.O. Box 44966 - Madison, WI 53744-4966 -
(608) 831-8181 - FAX (608) 831-4243MADISON - MILWAUKEE - ROCKFORD




BAKER NEWMAN & NOYESCERTIFIED PUBLIC ACCOUNTANTSINDEPENDENT AUDITORS'
REPORT

To the PartnersSouth Paris Heights Associates(A Maine Limited
Partnership)We have audited the accompanying balance sheets of South Paris Heights Associates (A Maine Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations and changes in accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Paris Heights Associates (A Maine Limited Partnership) at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 12, 1998 on our consideration of the internal control over financial reporting of South Paris Heights Associates (A Maine Limited Partnership) and our tests of its compliance with certain provisions of laws and regulations.











                                    1




To the Partners
South Paris Heights Associates
(A Maine Limited Partnership)
page 2

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented solely for the use of the U.S. Department of Agriculture - Rural Housing and Community Development and is not a required part of the basic financial statements. Part I of the Multiple Family Housing Borrower Balance Sheet, Form FmHA 1930-8 and Column 2 (Actual), Parts I, II and III of the Multiple Family Housing Project Budget, Form FmHA 1930-7, have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole. We have not audited Parts IV, V, and VI, and Columns 1 and 3 (Current Budget and Proposed Budget) of Parts I, II and III of Form FmHA 1930-7, and, accordingly, express no opinion thereon.

February 12, 1998

Baker Newman & Noyes
Limited Liability Company






























BENDER, WELTMAN THOMAS & CO
CERTIFIED PUBLIC ACCOUNTANTS
1067 NORTH MASON ROAD, SUITE 7
ST. LOUIS, MISSOURI 63141-6341
(314) 576-1350
FAX (314) 576-9650

William J. Bender
Joel W. Weltman
James E. Thomas
Gerald D. Magruder

INDEPENDENT AUDITORS' REPORT

To The Partners
Springfield Housing Associates, L.P.
Springfield, Illinois

We have audited the accompanying balance sheets of Springfield Housing Associates, L.P., a (limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Housing Associates, L.P., (a limited partnership), as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

BENDER, WELTMAN, THOMAS & CO., CPA'S

February 13, 1998



Members:  American Institute of Certified Public Accountants
          Missouri Society of Certified Public Accountants





Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners,

Tappahannock Greens Limited Partnership

I have audited the accompanying balance sheet of Tappahannock Greens Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partner' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tappahannock Greens Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Tappahannock Green. Limited Partnership's internal control and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1998


SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS
1230 AIRPORT ROADP.O. BOX 1177PANAMA CITY, FLORIDA 32402Phone:  (850) 785-
0261Fax:    (850) 785-2078

INDEPENDENT AUDITORS' REPORTTo the Partners
Village Oaks Apartments II, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., FmHA Project No: 09-061-0592884971, as of December 31, 1997 and 1996, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our-audits in accordance with generally accepted auditing standards and Government issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Oaks Apartments II, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida
January 29, 1998





Coopers & LybrandReport of Independent AccountantsTo the PartnersWilmington Housing Redevelopment CompanyWe have audited the accompanying statements of financial position of Wilmington Housing Redevelopment Company (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital (deficit), changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilmington Housing Redevelopment Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 1998 on our consideration of Wilmington Housing Redevelopment Company's internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations..

Rochester, New York
January 21, 1998












FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969



INDEPENDENT AUDITORS' REPORT


To the General Partners of
Autumn Lane Limited Partnership



We have audited the accompanying balance sheets of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA

February 28, 1998
DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdepa@bbtel.com
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143

INDEPENDENT AUDITORS REPORT

To the Partners
Butler Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Butler Properties, Limited (a Kentucky limited partnership), RHS Project No.: 20-016-0611166123, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility ofthe partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1997 and 1996, in accordance with generally accepted auditing standards and Govemment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opirdon.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Daniel G. Drane
Certified Public Accountant
March 10, 1998

FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969


INDEPENDENT AUDITORS' REPORT

To the General Partners of
Ellaville Properties Limited Partnership

We have audited the accompanying balance sheets of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA


February 28, 1998
DANIEL G. DRANIF,   Telephone
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143
(502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITORS REPORT

To the Partners
Hart Properties, Limited
Leitchfield, Kentucky


I have audited the accompanying balance sheets of Hart Properties, Limited (a Kentucky Limited partnership), RHS Project No.: 20-050-611135226, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital/deficit, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hart Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital/deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Daniel G. Drane
Certified Public Accountant
March 10, 1998

Byrd, Smalley,
Evans, Adams & Johnson, P.C.CERTIFIED PUBLIC ACCOUNTANTS
TELEPHONE (205) 353-1611
FAX (205) 353-1578

237 Johnston Street S.E.
Post Office Box 2179,
Decatur, AL 35602-2179Independent Auditor's ReportTo the PartnersHousing Investors, Athens II, LTD.Decatur, AlabamaWe have audited the accompanying balance sheet of Housing Investors Athens II, Ltd. (a partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as Financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing investors Athens -II, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

February 25, 1998












BURKE & REA

EDWARD T. BURKE, C.P.A.
BERNARD E. REA, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California

CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of Deceber 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1997 and 1996, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Stockton, California
March 20, 1998

P.O. BOX 4632                                      STOCKTON, CA 95204

TELEPHONE 209/933-9113 FAX 209/933-9115

FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969


INDEPENDENT AUDITORS' REPORT

To the General Partners of
Meadowbrook Properties II Limited Partnership

We have audited the accompanying balance sheets of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1998











DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143


INEPENDENT AUDITORS REPORT

To the Partners
Morgantown Properties, Limited
Leitchfield, Kentucky

Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtcl-com

I have audited the accompanying balance sheets of Morgantown Properties, Limited (a Kentucky limited partnership), RHS Project No.: 20-016-0611149787, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital/deficit, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgantown Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital/deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant
March 10, 1998
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of

Pedcor Investments - 1989 - X, L.P.
(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1989
- X, L.P. (an Indiana Limited Partnership) as of December 31, 1997, and the related statements of profit and loss and changes in partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We.believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1989 - X, L.P. as of December 31, 1997, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditincr Standards, we have also issued a report dated January 23, 1998, on our consideration of the Partnership's internal controls and a report dated January 23, 1998, on its compliance with laws and regulations.



698 Pro Med Lane       Carmel, Indiana, 46032

317-848-5700

Fax: 317-815-6140







Pedcor Investments - 1989 - X, L.P.
Page Two



The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



Indianapolis, Indiana
January 23, 1998
Dauby O'Connor & Zaleski, LLC

Certified Public Accountants




FLOYD & COMPANY
Certified Public Accountant



132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Rosewood Village Limited Partnership

We have audited the accompanying balance sheets of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1998



KOSTIN, RUFFKESS & COMPANY, LLCCERTIFIED PUBLIC ACCOUNTANTS
To the partners
South Farm Limited Partnership
RIHMFC #HIP-023
INDEPENDENT AUDITORS' REPORT
We have audited the accompanying balance sheet of South Farm Limited Partnership, as of March 31, 1998, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Farm Limited Partnership at March 31, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated April 30, 1998, on our consideration of South Farm Limited Partnership's internal control and reports dated April 30, 1998, on its compliance with laws and regulations, specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Nondiscrimination.













South Farm Limited Partnership
Page Two

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information contained in Schedules 1 through 24 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, the supplementary information is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


West Hartford, Connecticut
April 30, 1998


345 North Main Street
West Hartford, CT 06117-2521

(860) 236-1975
Toll Free: (800) 286-5726
FAX: (860) 236-1783


260 U.S. Route #1
Bank Building
New London, CT 06320-0166

Members of the Firm:
Jerrold M. Gold, CPA
Lawrence Marziale, CPA
Joseph W. Sparveri, Jr., CPA
Peter K. Askham, CPA
Richard V. Kretz, CPA
Edmund S. Kindelan, CPA
Michael T. Novosel, CPA
John S. Pavlik, CPA
Kimberly O. Nordone, CPA
Daniel Donofrio, CPA













McGLADREY & PULLEN,LLP
Certified Public Accountants and Consultants


INDEPENDENT AUDITOR'S REPORT

To the Partners
Academy Hill Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Academy Hill Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Academy Hill Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1998 on our consideration of Academy Hill Limited Partnership's internal control and a report dated January 20, 1998 on its compliance with laws and regulations.


Greensboro, North Carolina
January 20, 1998









GWEN WARD, P.C.
Certified Public Accountant
609 University Drive,
Fort Worth, Texas 76107
(817) 336-5880

Member American Institute of Certified Accountants
Member Texas Society of Certified Public Accountants

Independent Auditor's Report

To the Partners of Aspen Square, L.P. Tazewell, Virginia

I have audited the accompanying balance sheets of Aspen Square, L.P., as of December 31, 1997 and 1996, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aspen Square, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in partners, equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of fo=ing an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Fort Worth, Texas
March 28, 1998



I-3



McGEE & Associates, P.C.CERTIFIED PUBLIC ACCOUNTANTSIndependent Auditors' ReportTo the PartnersBuckeye Senior, Ltd.and Rural Development


We have audited the accompanying balance sheets of Buckeye Senior, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Senior, Ltd. as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998, on our consideration of Buckeye Senior, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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



January 16, 1998
Farmington, New Mexico





GWEN WARD, P.C.
Certified Public Accountant
609 University Drive,
Fort Worth, Texas 76107
(817) 336-5880

Member American Institute of Certified Accountants
Member Texas Society of Certified Public Accountants


To the Partners of
Copper Creek, L.P.

Independent Auditor's Report

I have audited the accompanying balance sheets of Copper Creek, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of-Copper Creek, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements as a whole.


Fort Worth, Texas
March 27, 1998



Clifton
Gunderson L.L.C.
Certified Public Accountants & Consultants


Independent Auditor's Report

To the Partners
Coronado Housing Limited Partnership

We have audited the accompanying balance sheets of Coronado, Housing Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Housing Limited Partnership as of December 31, 1997 and 1996 and the results of its Federations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The accompanying supplemental information for the years ended December 31, 1997 and 1996 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Tucson, Arizona
February 25, 1998










I - 3
KAY L. Bowen & Associates
CERTIFIED PUBLIC, ACCOUNTANT, PC.
Phone- (801) 627-0825 - FAX (801) 627-0829 - 1-800-573-0609
3710 QUINCY AVENUE
OGDEN, UTAH 84403

KAY L BOWEN
PRESIDENT

SHARI B. JOHNSON
CPA

JAMES L HAWKINS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Franklin School Associates
Franklin School Apartments
Great Falls, Montana


We have audited the accompanying balance sheet of Franklin School Associates, as of December 31, 1997 and 1996, and the related statements of income and cash flows and change in partners' equity for the years then ended. These financial statements are the responsibility of Franklin School Associates' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin School Apartments, as of December 31, 1997 and 1996, and the results of its operations, change in partners, equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 15) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Franklin School Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998, on our consideration of Franklin School Associates I internal controls and a report dated February 12, 1998, on its compliance with laws and regulations.



Ogden, Utah
February 12, 1998

Kay L. Bowen, CPA, President
Kay L. Bowen & Associates, P.C.
Federal I.D. #87-0448933

Page 1


James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176

Report of Independent Certified Public Accountants


To the Partners
Hilltop Apartments Limited Partnership

We have audited the balance sheet of Hilltop Apartments Limited Partnership (a New Mexico limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. All information included in these financial statements is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 7, 1998 on our consideration of Hilltop Apartments Limited Partnership internal control and on its compliance with laws and regulations.



March 7, 1998










The Gautreau Group, L.L.C.
Certified Public Accountants


John C.Gautreau, II, CPA
J. Curt Gautreau CPA
Crissie Head, CPA
Kati M.Williamson
A Professional Accounting Operation


INDEPENDENT AUDITORS' REPORT

To the Partners of
Lakewood Village Partnership


We have audited the accompanying balance sheets of Lakewood Village Partnership (A Louisiana Partnership in Commendam) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibilltv is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made bv management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Village Partnership as of December 31. 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998 on our consideration of Lakewood Village Partnership's internal control and a report dated Februarv 19, 1998 on its compliance with laws and regulations.

Februarv 19, 1998



P.O. Box 82430 \ 8641 United Plaza Boulevard, Suite 202 \ Baton Rouge, Louisiana 70884-2430 \ Telephone (504) 924-6744 \ FAX (504) 929-6916


MUELLER, WALLA & ALBERTSON, P.C.
Certified Public Accountants
10714 Manchester Road,
Suite 202,
Kirkwood, Missouri 63122
(314) 822-6575


INDEPENDENT AUDITORS'REPORT

The Partners
Licking Associates II, L.P.
Licking, Missouri

We have audited the accompanying balance sheets of Licking Associates II, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on response these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates II, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 15, 1998

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS



BLOOM, GETTIS, HAEBIB, SILVER & TERRONE, P.A.
CERTIFIED PUBLIC  ACCOUNTANTS
SUITE 1450
2601 SOUTH BAYSHORE DRIVE
MIAMI, FLORIDA 33133-9893
TELLEPHONE (305) 858-6211
FACSIMILE (305) 858-9696

BURT R. BLOOM, C.P.A., C.V.A.
LAWRENCE W. GETTIS, C.P.A.
STEVEN M. HABIB, C.P.A.
MICHAEL A. SILVER, C.P.A.
ROGER J. TERRONE, C.P.A.
CURT A. ROSNER, C.P.A.

MEMBERS
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS


To the PartnersLondon Arms/Lyn Mar Limited Partnership
Boston, Massachusetts


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of London Arms/Lyn Mar, Ltd. (a Florida Limited Partnership), as- of December 31, 1997 and 1996, and the related Statements of Operations, Partners, Deficit and Cash Flows for the years then ended. These financial statements are the responsibility of the management of London Arms/Lyn Mar Limited Partnership. Our responsibility is
to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial -statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of London Arms/Lyn Mar Limited
Partnership as of December 31, 1997 and 1996, and the results of its operations, the changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, on our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 23, 1998













































BURKE & REAEDWARD T. BURKE, C.P.A.BERNARD E. REA, C.P.A.
CERTIFIED PUBLIC ACCOUNTAN7S
INDEPENDENT AUDITORS' REPORT

To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California

We have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1997 and 1996, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Stockton, California
March 20, 1998






FLOYD & COMPANY
Certified Public Accountant



132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Manning Properties Limited Partnership

We have audited the accompanying balance sheets of Manning Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manning Properties Limited Partnership (a Georgia Limited Partnership) as of
December 31, 1997   and the results of its operations and its cash
flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA
February 28, 1998

Charles Bailly & Company L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
RPI Limited Partnership #18
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #18, RHS Project Number: 18-18-411649005, as of December 31, 1997 and 1996,
and the related statements of operations, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Liited Partnership #18 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1998 on our consideration of RPI Liited
Partnership #18's internal control and a report dated February 3, 1998 on its compliance with laws and regulations.


Fargo, North Dakota
February 3, 1998












GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, Texas 76107
(817) 336-5880

Member American Institute of Certified Public Accountants
Member Texas Society of Certified Accountants

To the Partners of
Sierra Springs, L.P.

Independent Auditor's Report

I have audited the accompanying balance sheets of Sierra Springs, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Springs, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Fort Worth, Texas
March 28, 1998



I-3


Thompson, Derriq, Slovacek & Craig, P.C.
A Professional Corporation of Certified Public Accountants

4500 Carter Creek Parkway, Suite 201
Bryan, Texas 77802-4456
(409) 260-9696  Fax (409) 260-9683

INDEPENDENT AUDITORS'REPORT

March 6, 1998

To the Partners
South Fork Heights Limited Partnership

  We have audited the accompanying balance sheets of South Fork Heights Limited Partnership (a Colorado limited partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnerships as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (USDA Form RD 1930-8) and Parts I through III of the Project Budget (USDAFormRD1930-7) for year ended December 3l, 1997, is presented for purposes of complying with the requirements of the United States Department of Agriculture and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

THOMPSON, DERRIG, SLOVACEK & CRAIG, P.C.
Certified Public Accountants

SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 1177
PANAMA CITY, FLORDDA 32402
Phone:  (850) 785-0261
Fax:    (850) 785-2078

INDEPENDENT AUDITORS' REPORT

To the Partners
Wildridge Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Wildridge Apartments, Ltd., Project No: ll:-51-592863964, as of December 31, 1997 and 1996, and the related statements of operations, partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildridge Apartments, Ltd., as of December 31, 1997,and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida
February 6, 1998







Fraley, Miller & Company
Certified Public Accountants

374 Main Street,
West Liberty, Kentucky, 41472
Telephone (606)743-7420
Fax (606) 743-7444

Partners:
Robert A. Fraley
Mickey F. Miller
Associates:
Kim Whitley Horton
Brenda K.Ball

To the Partners of
B B & L Enterprises, Ltd.

INDEPENDENT AUDITORS'REPORT

We have audited the accompanying balance sheets of B B & L Enterprises, Ltd. (a Kentucky limited partnership) as of December 31, 1997, 1996, and 1995, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General ofthe United State's, and the provisions of the United States Department of Agriculture, Rural Economic and Community Development audit program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1998, on our consideration of B B & L
Enterprises, Ltd.'s internal control structure and a report dated February 23, 1998, on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B B & L Enterprises, Ltd. as of December 31, 1997, 1996, and 1995, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

February 23, 1998
Main Office Located at 101 Fraley - Miller Plaza, Suite 101, Grayson,
Kentucky 41143      Telephone (606) 474-6608 - Fax (606) 474-7094
FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969


INDEPENDENT AUDITORS' REPORT


To the General Partners of
Bowman Village Limited Partnership



We have audited the accompanying balance sheets of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA
February 28, 1998
Suby, Von Haden & Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants


INDEPENDENT AUDITOR'S REPORT

To the Partners
Brandywood Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of WHEDA Project No. 01 1/001 136 of Brandywood Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywood Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



January 13, 1998

- 1 -


1221 John Q. Hammons Dr. - P.O. Box 44966 - Madison, WI 53744-4966 - (608)
831-8181 - FAX (608) 831-4243
MADISON - MILWAUKEE - ROCKFORD










Fraley, Miller & Company
Certified Public Accountants

374 Main Street,
West Liberty, Kentucky, 41472
Telephone (606)743-7420
Fax (606) 743-7444

Partners:
Robert A. Fraley
Mickey F. Miller
Associates:
Kim Whitley Horton
Brenda K.Ball

To the Partners of
Briarwick Apartments, Ltd.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Briarwick Apartments, Ltd. (a Kentucky limited partnership) as of December 31, 1997, 1996, and 1995, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our respopsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General ofthe United States, and the provisions of the United States Department of Agriculture, Rural Economic and Community Development audit program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998, on our consideration of Briarwick
Apartments, Ltd's internal control structure and a report dated February 12, 1998, on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwick Apartments, Ltd. as of December 31, 1997, 1996, and 1995, and the results ofits operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

February 12, 1998
Main Office Located at 101 Fraley - Miller Plaza, Suite 101, Grayson,
Kentucky 41143      Telephone (606) 474-6608 - Fax (606) 474-70
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive,
Fort Worth, Texas 76107
(817) 336-5880

Member American Institute of Certified Accountants
Member Texas Society of Certified Public Accountants

Independent Auditor's Report

To the Partners of
Cananche Creek, L.P.

I have audited the accompanying balance sheets of Cananche Creek, L.P., as of December 31, 1997 and 1996, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cananche Creek, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Fort Worth, Texas
March 27, 1998



I-3



DANIEL G. DRANETelephone (502)756-5704
CERTIFIED PUBLIC ACCOUNTANT FAX (502)756-5927
209 East Third Street - P. 0. Box 577   e-mail dgdcpa@bbtel.com
Hardinsburg, Kentucky 40143

INDEPENDENT AUDITORS REPORT

To the Partners
Clarkson Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Clarkson Properties, Limited (a Kentucky Limited partnership), RHS Project No.: 20-043-0611167952, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital/deficit, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1997 and 1996, in accordance with generally accepted auditing standards and Govemment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarkson Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital/deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Daniel G. Drane
Certified Public Accountant

March 10, 1998

DANIEL G. DRANETelephone (502)756-5704
CERTIFIED PUBLIC ACCOUNTANT FAX (502)756-5927
209 East Third Street - P. 0. Box 577   e-mail dgdcpa@bbtel.com
Hardinsburg, Kentucky 40143


INDEPENDENT AUDITOR'S REPORT

To the Partners
Evanwood Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Evanwood Properties, Limited (a Kentucky limited partnership), RHS Project No.: 20-014-0611145803, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1997 and 1996, in accordance with generally accepted auditing standards and Govemment Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the arnounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evanwood Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Daniel G. Drane
Certified Public Accountant

March 10, 1998




McCartney & Company, P.C.Certified Public Accountants2121 University Park Drive, Suite 150Okemos, Michigan 48864
Telephone (517) 347-5000 Fax (517) 347-5007
March 6, 1998PartnersIvan Woods Limited Partnership
Okemos, Michigan

Independent Auditor's Report

We have audited the accompanying balance sheets of Ivan Woods Limited Partnership as of December 31, 1997 and 1996, and the related statements of revenue, expenses and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivan Woods Limited Partnership as of December 31, 1997 and 1996, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of renting, administrative, operating, maintenance, taxes and insurance expenses on page 8 are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

OKEMOS   BRECKENRIDGE   MARQUETTE




HOLDEN, MOSS, KNOTT, CLARK & TAYLOR, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Hunters Park Limited Partnership

We have audited the accompanying balance sheet of Hunters Park Limited Partnership as of December 31, 1997, and the related statement of operations, partners' equity, and cash flows for the year then ended.
These financial statements are the responsibflity of Hunters Park Limited Partnership management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hunters Park Limited Partnership as of December 31, 1996 were audited by other auditors whose report dated January 17, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Govemment Auditinia Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in afl material respects, the financial position of Hunters Park Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 1998 on our consideration of Hunters Park Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
Henderson, North Carolina
January 28, 1998


SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS
1230 AERPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone:  (850) 785-0261
Fax:    (850) 785-2078


INDEPENDENT AUDITORS' REPORT

To the Partners
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., FmHA Project No: 01-0030592933800, as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida
February 2, 1998





FLOYD & COMPANYCertified Public Accountant132 Stephenson Avenue, Suite 202 Savannah, Georgia 31406

Post Office Box 14251
Savannah, Georgia 31416
Phone:    (912) 355-9969


INDEPENDENT AUDITORS' REPORT

To the General Partners of
Laurel Village Limited Partnership

We have audited the accompanying balance sheets of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA



February 28, 1998











McGEE & Associates, P.C.CERTIFIED PUBLIC ACCOUNTANTSIndependent Auditors' ReportTo the PartnersLos Caballos II, Ltd.and Rural Development
We have audited the accompanying balance sheets of Los Caballos II, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Caballos II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998, on our consideration of Los Caballos II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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



January 22, 1998
Farmington, New Mexico




BURKE & REA

EDWARD T. BURKE, C.P,A
BERNARD E. REA, C.P.A.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners,
Nye County Associates
(A California Limited Partnership)
Cheyenne, WY


We have audited the accompanying balance sheets of Nye County Associates (A California Limited Partnership), USDA Rural Development Case No. 33-019-680192750, as of December 31, 1997 and 1996, and the related statements of income, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material isstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nye County Associates (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we havee also issued a report dated March 13, 1998 on our consideration of Nye County Associates' internal control structure and a report dated March 13, 1998 on its compliance with laws and regulations.

Stockton, California
March 13, 1998

P.O. BOX 4632                                      STOCKTON, CA 95204

TELEPHONE 209/933-9113 FAX 209/933-9115


MUELLER, WALLA & ALBERTSON, PC.
Certified Public Accountants
10714 Manchester Road
Suite 202, Kirkwood, Missouri 63122

(314)822-6575


INDEPENDENT AUDITORS'REPORT


The Partners
Scott City Associates III, L.P.
Scott City, Missouri



We have audited the accompanying balance sheets of Scott City Associates III, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott City Associates III, L.P. as of December 31, l997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 15, 1998

Charles Bailly & Company L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
RPI Limited Partnership #22
St. Paul, Minnesota


We have audited the accompanying balance sheets of RPI Limited Partnership #22, MHFA Project Number 90-002, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accept accounting principles.


Fargo, North Dakota

February 3, 1998



GWEN WARD, P.C.
Certified Public Accountant
609 University Drive,
Fort Worth, Texas 76107
(817) 336-5880

Member American Institute of Certified Accountants
Member Texas Society of Certified Public Accountants

Independent Auditor's Report

To the Partners of
Shawnee Ridge, L.P.

I have audited the accompanying balance sheets of Shawnee Ridge, L. P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shawnee Ridge, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Fort Worth, Texas
March 28, 1998





FLOYD & COMPANY
Certified Public Accountant

132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Turner Lane Limited Partnership

We have audited the accompanying balance sheets of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA

February 28, 1998

HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.
Certified Public Accountants
West Des Moines, Iowa


INDEPENDENT AUDITORS' REPORT

To the Partners
Union Baptist Plaza, Limited Partnership
West Des Moines, Iowa

We have audited the accompanying balance sheets of UNION BAPTIST PLAZA, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Baptist Plaza, Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


January 16, 1998

SMITH, MILES & COMIPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS

1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone:  (850) 785-0261
Fax: (850) 785-2078


IMDEPENDENT AUDITORS' REPORT

To the Partners
Villas of Lakeridge, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., FmHA Project No: 01-0030592930819, as of December 31, 1997 and 1996,
and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villas of Lakeridge, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida
January 28, 1998




YORK,  DILLINGHAM & COMPANY, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 551
1708 Alpine Drive
Columbia, Tennessee 38402-0551
Telephone (931) 388-0517  Fax (931) 388-3440

INDEPENDENT AUDITORS' REPORT

To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project No.: 48-091-621385326, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project No.: 48-091-621385326, as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998 on our consideration of Waynesboro
Associates, Limited's internal control structure and a report dated February 16, 1998 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. Co1umbia, Tennessee
February 16, 1998

LITTLE, SHANEYFELT, MARSHALL & CO.
CERTIFIED PUBLIC ACCOUNTANTS
PROSPECT BUILDING
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232

TELEPHONE 501-666-2879
FAX NO. 501-666-5260

BENTON, ARKANSAS OFFICE
210 W. SEVIER STREET
BENTON, ARKANSAS 72015
TELEPHONE 501-378-7746

INDEPENDENT AUDITOR'S REPORT

To the Partners
Beckwood Manor Six Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Six Limited Partnership, RD Project No. 03-048-0710677265 (the Partnership), as of December 31, 1997 and 1996, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Six Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 18, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


March 18, 1998
Little, Shaneyfelt, Marshall & Co.


OSCAR N. HARRIS & ASSOCIATES, P.A.
CERTIFIED PUBLIC ASSOCIATES

OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

Members: American Institute of Certified Public Accountants
North Carolina Association of Certified Accountants

INEPENDENT AUDITORS' REPORT

To the Partners of
Brantwood Lane Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Brantwood Lane Limited Partnership as of December 31, 1997 and 1996, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantwood Lane Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Brantwood Lane Limited Partnership's internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.



100 EAST CUMBERLAND STREET, P.O. BOX 578, DUNN, N.C. 28335 (910) 892-1021 FAX (910) 892-6084





Brantwood Lane Limited Partnerhsip
Page Two



Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules 1, 2, 3, and 4 on pages 14, 15, 16, and 17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Oscar N. Harris & Associates, P.A.
Certified Public Accountants

February 6, 1998






































Crisp Huges Evans LLP
Certified Public Accountants & Consultants
Affiliates worldwide through AGN International

Independent Auditors' Report

To The Partners
Breckenridge Apartments, Limited Partnership

We have audited the accompanying balance sheets of Breckenridge Apartments, Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge
Apartments, Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998 on our consideration of Breckenridge Apartments, Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.

January 27, 1998

1 Creekview Court
PO Box 25849
Greenville, SC 29616
864 288 554
Fax 864 458 8519
www.che-llp.com







N. CHENG & CO., P.C.
Certified Public Accountants


Independent Auditors' Report

To the Partners
Bridge Coalition Limited Partnership
New York, New York

We have audited the accompanying balance sheet of Bridge Coalition Limited Partnership as of December 31, 1997 and the related statements of operations, changes in partners, equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of bridge Coalition Limited Partnership as of December 31, 1997 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

New York, New York
February 4, 1998


40 Exchange Place, Suite 1206
New York, New York 10005
Tel (212) 785-0100 - Fax (212) 785-9168

Two Gramatan Avenue
Mount Vernon, New York 10550
Tel (914) 668-8010 - Fax (914) 668-8048










Witt, Mares & Company, PLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
Carriage Run Limited Partnership

We have audited the accompanying balance sheets of Carriage Run Limited Partnership (a Virginia Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1996, were audited by Graham Carter & Jennings, PLC, who merged with Witt, Mares & Company, PLC as of December 1, 1997, whose report dated February 3, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carriage Run Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partner's equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 1998 on our consideration of Carriage Run Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements take as a whole.




Newport News, Virginia
February 12, 1998

LAURIE A. LEE
Certified Public Accountant

5446 Birchbrook Court,
Las Vegas, Nevada 89120
Telephone: (702) 456-2162

INDEPENDENT AUDITORS REPORT

To the Partners of
Chaparral Associates:

I have audited the balance sheet. of Chaparral Associates, a Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements; based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my reports dated February 14, 1998 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

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


February 14, 1998


Member: American institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

Coopers & Lybrand L.L.P.

Report of Independent Accountants


To the Partners
College Greene Rental Associates, L.P.

We have audited the accompanying balance sheets of College Greene Rental Associates, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Rochester, New York
February 9, 1998
















Crisp Hughes Evans LLP
Certified Public Accountants & Consultants
Affiliated worldwide through AGN International


Independent Auditors' Report

To The Partners
Devenwood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Devenwood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devenwood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998 on our consideration of Devenwood Apartments, A Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.


January 27, 1998

1 Creekview Court
PO Box 25849
Greenville, SC 29616
864 288 5544
Fax 864 458 8519






FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Four Oaks Limited Partnership

We have audited the accompanying balance sheets of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA


February 28, 1998














McGEE & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditors' Report


To the Partners
Franklin Vista III, Ltd.
and Rural Development

We have audited the accompanying balance sheets of Franklin Vista III, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista III, Ltd. as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1998, on our consideration of Franklin Vista III, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


January 13, 1998
Farmington, New Mexico



REGARDIE,  BROOKS & LEWIS
CHARTERED
CERTIFIED PUBLIC ACCOUNTANTS

JEROME P. LEWIS, CPA
NATAN J. ROSEN, CPA
JESSE A. KAISER, CPA
PAUL J.GNATT, CPA
CELSO T. MATAAC, JR, CPA
PHILIP R. BAKER, CPA
DOUGLAS A. DOWUNG, CPA
BRLAN J. GIGANTI, CPA
DAVID A. BROOKS, CPA
CONSULTANT
BENJAMIN F. REGARDIE(1897-1973)

7101 WISCONSIN AVENUE - BETHESDA, MARYLAND 20814
TEL (301) 654-9000   FAX (301) 656-3056

INDEPENDENT AUDITOR'S REPORT

February 21, 1998

To the Partners,
Friendship Village Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Friendship Village Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the U. S. Department of Agriculture, - Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendship village Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners, capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.



In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1998 on our consideration of Friendship Village Limited Partnership's internal controls and on its compliance with laws and regulations.



Certified Public Accountants

- I -

FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Hillmont Village Limited Partnership

We have audited the accompanying balance sheets of Hillmont Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillmont Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA
February 28, 1998

Schonwit & AssociatesCertified Public Accountants
575 Anton Boulevard, Suite 500, Costa Mesa, California 92626
(714) 437-1025  FAX (714) 957-1678
INDEPENDENT AUDITOR'S REPORT

To the PartnersLa Gema Del Barrio, A California Limited Partnership

I have audited the accompanying balance sheet of La Gema Del Barrio, A California Limited Partnership, as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I have previously audited and reported on the financial statements for the preceding year.

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

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of La Gema Del Barrio, A California Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

SCHONWIT & ASSOCIATES

January 29, 1998







PLANTE & MORAN, LLP
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
Certified Public Accountants
Management Consultants
517-332-6200
FAX 517-332-8502

Independent Auditor's Report
To the PartnersLakeview Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 874, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998, on our consideration of the Partnership's internal controls and a report dated February 16, 1998, on its compliance with laws and regulations.

February 16, 1998






Maner, Costerisan & Ellis, P.C.
Certified Public Accountants

Jack E. Powers, David M.Raeck
Lawrence C.Kowalk, Robert E.Miller, Jr.
Gary W.Brya, Steven B.Robbins,
Lamonte T.Lator, Bruce J.Dunne
Jeffrey C.Stevens, Walter P.Maner,Jr
Linda I.Schirmer, Floyd L. Costerisan
Steven W.Scott, Leon A.Ellis(1933 - 1988)

INDEPENDENT AUDITORS'REPORT

To the Partners
February 20, 1998
Montague Place Limited Partnership
Lansing, Michigan

We have audited the accompanying balance sheet of Montague Place Limited Partnership as of December 31, 1997, and the related statements of net loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Montague Place Limited Partnership as of December 31, 1996, were audited by other auditors whose report dated February 4, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of Montague Place Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

6105W St. Joseph Highway - Suite 202 -Lansing, Michigan, 48917-4848 - (517) 323-7500 -Fax (517) 323-6346


LAURIE A. LEE
Certified Public Accountant

5446 Birchbrook Court,
Las Vegas, Nevada 89120
Telephone: (702) 456-2162

INDEPENDENT AUDITORS REPORT

To the Partners of
Navapai Associates:

I have audited the balance sheets of Navapai Associates, a Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My Responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my reports dated February 14, 1998 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

The accompanying supplementary information (beginning on page 10) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement. and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 14, 1998

Member: American institute of Certified Public Accountants and Nevada Society of Certified Public Accountants



FLOYD & COMPANY
Certified Public Accountant


132 Stephenson Avenue, Suite 202
Post Office, Box, 14251
Savannah, Georgia 31406
Savannah, Georgia 31416
Phone:    (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Oakland Village Limited Partnership


We have audited the accompanying balance sheets of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA

February 28, 1998












ROBERT ERCOLINI & COMPANY LLPCertified Public Accountants, Business
Consultants
INDEPENDENT AUDITOR'S REPORTTo the Partners ofRosenberg Building Associates Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits statements are free of obtain reasonable assurance about whether the finance the amounts and material misstatement. An audit includes examining, on a test basis, evidence supporting disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosenberg Building Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 19 and 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements.
Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



February 4, 1998



FIFFY-FIVE SUMMER STREET - BOSTON, MA 02110-1007 - TELEPHONE 617-482-5511 - Fax 617-426-5252


Coopers & Lybrand L.L.P.
Report of Independent Accountants


To the Partners
Schroon Lake Housing Redevelopment Company


We have audited the accompanying statements of financial position of Schroon Lake Housing Redevelopment Company (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schroon Lake Housing Redevelopment Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued our report dated January 19, 1998 on our consideration of Schroon Lake Housing Redevelopment Company's internal control structure and a report dated January 19, 1998 on its compliance with laws and regulations.


Rochester, New York
January 19, 1998









FRIEDMAN & FULLER, PC
Certified Public Accountants
Management Consultants

2400 Research Boulevard
Suite 250
Rockville, Maryland
20850-3243
Telephone (301) 921-8000

INDEPENDENT AUDITOR'S REPORT

To the Partners
Stanardsville Village Limited Partnership
RHS No. 54-48-541523939
North Main Street
Stanardsville, Virginia 22973

We have audited the accompanying balance sheets of Stanardsville Village Limited Partnership, RHS No. 54-48-541523939 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanardsville Village Limited Partnership, RHS No. 54-48-541523939 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 4, 1998


FLOYD & COMPANY
Certified Public Accountant

132 Stephenson Avenue, Suite 202
Savannah, Georgia 31406

Post Office Box 14251
Savannah, Georgia 31416
Phone: (912) 355-9969


INDEPENDENT AUDITORS' REPORT

To the General Partners of
Summer Lane Limited Partnership

We have audited the accompanying balance sheets of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA


February 28, 1998













Witt, Mares & Company, PLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
Victoria Limited Partnership

We have audited the accompanying balance sheets of Victoria Limited Partnership (a Virginia Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1996, were audited by Graham Carter & Jennings, PLC, who merged with Witt, Mares & Company, PLC as of December 1, 1997, whose report dated February 3, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited. Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partner's equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 1998 on our consideration of Victoria Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements take as a whole.

Newport News, Virginia

February 12, 1998

STANCIL & COMPANY

INDEPENDENT AUDITORS' REPORT

To the Partners of
Village Terrace Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Village Terrace Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Terrace Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Raleigh, North Carolina
February 5, 1998



CERTIFIED PUBLIC ACCOUNTANTS

MANAGEMENT CONSULTANTS






STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Woodfield Commons Limited Partnership

We have audited the accompanying balance sheets of Woodfield Commons Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodfield Commons Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



CERTIFIED PUBLIC ACCOUNTANTS
January 26, 1998

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810 - PHONE(715) 832-3425 - FAX(715) 832-1665

-I-




CERTIFIED PUBLIC ACCOUNTANTS
MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P.A.

Suite 800 Capital Centre
386 North Wabasha
Saint Paul, Minnesota 55102

To the Partners
 Zinsmaster Limited Partnership
 Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Zinsmaster Limited Partnership A Project No. 88-R-029) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zinsmaster Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Saint Paul, Minnesota
January 23, 1998






Dulin, Ward & DeWald, Inc.
Certified Public Accountants

Offices located in Fort Wayne & Marion, Indiana

Michael R. DeWeld
Robert F. Meyer
James R. Doty
J. Nelson Coats
Michael J. O'Brien
Jeff A. Tanner
Mark S. Westerhausen
James E. Hindle, Jr. (1949 - 1994)

INDEPENDENT AUDITOR'S REPORT
To the Partners of

Oakview Limited (A Limited Partnership)

Corunna, Indiana



      We have audited the accompanying balance sheets of Oakview Limited (A

Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partner-

ship's management.  Our responsibility is to express an opinion on these financial statements based on our audits.



 We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by, the Controller General of the United States, and the U.S. Department of agriculture, Farmers Home Administration "Audit Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as overall as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


 In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the vears then ended in conformity with generally accepted accounting principles.

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

1610 Spy Run Avenue, Fort Wayne, Indiana 46805
219-423-2414
800-232-8913
219-423-2419 (Fax)























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


Greensboro, North Carolina
January 21, 1997
MCGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Deer Hill II Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Deer Hill II
Limited
Partnership as of December 3 1, 1996 and 1995, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

e conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for-our opinion.

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


January 22, 1997
Dulin, Ward & DeWald, Inc
Certified Public Accountants
Offices Located in Fort Wayne and Marion, Indiana

Michael R. DeWald     Robert R. Meyer
James R. Doty         Nelson Coats
Micheal J. O'Brien    Jeff A. Tanner
Mark S. Westerhausen  James E. Hindle, Jr.  (1949-1994)


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Brooklyn Limited (An Indiana Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn
Limited (An
Indiana Limited Partnership) as of December 31, 1996 and 1995, and the related statements of 'income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

1610 Spy Run Avenue, Fort Wayne, Indiana 46805  219-423-2414/800-
232-8913
219-423-2419 (Fax)
Mary K. Flegal
Certified Public Accountant

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

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not- a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


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

INDEPENDENT AUDITOR?S REPORT

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


Certified Public Accountants
January 31, 1997

100 EAST CUMBERLAND STREET, P.O. BOX 578      DUNN, N.C. 28335
(910) 892-1021 FAX (910) 892-6084

LOUIS YOUNG C.P.A. INC.
2630 E. ASHLAN - FRESNO, CALIFORNIA 93726
(209) 224-5141

INDEPENDENT AUDITOR'S REPORT
The PartnersHacienda Villa AssociatesFirebaugh, California
We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In cur opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of
December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

Louis Young CPA Inc.

Fresno, California
February 14, 1997








LOUIS YOUNG C.P.A. INC.
2630 E ASHLAN, FRESNO, CALIFORNIA 93726
(209) 224-5141

Louis Young CPA
Jason Liao CPA


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

Burke & Rea

Stockton, California
March 25, 1997

P.O. Box 4632
Stockton, CA  95204
Telephone 209/933-9113
Fax 209/933-9115







FLOYD & COMPANY
Certified Public Accountant

  306 Commercial Drive, Suite 202 Post Office Box 14251 Savannah,
  Georgia 31406 Savannah, Georgia 31416
  Phone:  (912) 355-9969


INDEPENDENT AUDITORS' REPORT


To the General Partners of
Meadow Run Limited Partnership


We have audited the accompanying balance sheets of Meadow Run Limited Partnership (a Georgia Limited Partnership) as of December
31, 1996 and the related statements of operations, partners equity deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




February 28, 1997





Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pedcor Investments 1989-VIII, L.P.

We have audited the accompanying balance sheets of Pedcor
Investments 1989-
VIII, L.P. as of December 31, 1996 and 1995, and the related statements of loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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



8395 Keystone Crossing, Suite 203 Indianapolis, Indiana 46240
317-259-6857   Fax: 317-259-6861

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


SCHONWIT & ASSOCIATES
February 14, 1997

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





Page 1




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



January 23, 1997
Limited Liability Company

One Hundred Middle Street, P.O. Box 507, Portland, Maine 04112
Telephone 207-879-2100  Telefax 207-774-1793

Bender, Weltman, Thomas & Co.
Certified Public Accountants
1067 North Mason Road, Suite 7
St. Louis MI.  63141-6341
(314) 576-1350
Fax (314) 576-9650

WILLIAM J.BENDER
JOEL W.WELTMAN
JATAES R.THOIAAS
GERALD O.MAGRUOER

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

Bristol, Virginia
February 15, 1997

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


February 28, 1997

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

We have audited the accompanying balance sheets of Housing
Investors Athens
II, Ltd Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

February 28, 1997

Burke & Rea
Edward T. Burke, C.P.A
Bernard E. Rea,  C.P.A


To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California


We have audited the accompanying balance sheets of Maidu
Properties (A
California Limited Partnership), as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Burke & Rea

Stockton, California
April 4, 1997

P.O. Box 4632
Stockton, CA  95204
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




Indianapolis, Indiana           Dauby O'Connor & Zaleski, LLC
January 17, 1997                Certified Public Accountants



8395 Keystone Crossing, Suite 203   Indianapolis, Indiana 46240
317-259-6857     Fax: 317-259-6861






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


Floyd  Company, CPA
February 28, 1997

KOSTIN, RUFFKESS & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS

345 North Main Street
West Hartford, CT 06117-2521
(860) 236-1975
Toll Free:  (800) 286-5726
FAX: (860) 236-1783

260  U.S. Route #1
Bank Building
New London, CT 06320-2608
(860) 447-1235
FAX: (860) 442-0166
To The PartnersSouth Farm Limited PartnershipRIHMFC #HIP-023 INDEPENDENT AUDITORS'REPORT
We have audited the accompanying balance sheet of South Farm Limited Partnership, as of March 31, 1997, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Farm Limited Partnership at March 31,
1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.







In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HLTD Programs, issued by the U.S. Department of Housing and Urban Development we have also issued a report dated May 9, 1997 on our consideration of South Farm Limited Partnership's internal control structure and a report dated May 9, 1997 on its compliance with laws and regulations.

South Farm Limited Partnership
Page Two

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


West Hartford, Connecticut
May 9, 1997

KOSTIN, RUFFKESS & COMPANY, LLCCERTIFIED PUBLIC ACCOUNTANTS

345 North Main Street
West Hartford, CT 06117-2521
(860) 236-1975
Toll Free:  (800) 286-5726
FAX: (860) 236-1783
To The PartnersSouth Farm Limited PartnershipRIHMFC #HIP-023 INDEPENDENT AUDITORS' REPORT
We have audited the accompanying balance sheet of South Farm Limited Partnership, as of March 31, 1996, and the related statements of income and expense, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

South Farm Limited PartnershipPage Two



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

West Hartford, Connecticut
June 4, 1996





































GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-588
MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS
TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

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


January 13, 1997
Farmington, New Mexico









































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

Tucson, Arizona
February 4, 1997

Members of Nexia International
American Institute Of Certified Public Accountants
Arizona  Colorado   Illinois Indiana Iowa  Maryland
Missouri Ohio
Texas  Virginia Wisconsin
Kay L. Bowen & Associates
Certified Public Accountant, P.C.
Phone (801) 627-0825  Fax (801) 627-0829
3710 Quincy Avenue
Ogden, Utah 84403

Kay L. Bowen, President      Shari B. Johnson, CPA
Member of the American Institute of Certified Public
Accountants

INDEPENDENT AUDITOR?S REPORT

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

In our opinion, the financial statements referred to present fairly, in all material respects, the financial position of Franklin School Apartments, as of December 31, 1996 and 1995, and
the results of its operations, change in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Ogden, Utah
March 5, 1997

Kay L. Bowen, CPA, President
Kay L. Bowen & Associates, P.C.
Federal I.D. #87-0448933

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

TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan   January 31, 1997
James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176


Report of Independent Certified Public Accountants




To the Partners
Hilltop Apartments Limited Partnership

We have audited the balance sheet of Hilltop Apartments
Limited
Partnership (a New Mexico limited partnership) as of December 31,
1996 and 1995, and the related statements of operations, partners
I capital, and cash f lows f or the years then ended. All information included in these financial statements is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

INDEPENDENT AUDITORS' REPORT

The Partners
Licking Associates II, L.P.
Licking, Missouri

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

Mueller, Walla & Albertson, P.C.
Certified Public Accountants

January 16, 1997

Burke & Rea
Edward T. Burke, C.P.A
Bernard E. Rea,  C.P.A

To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California

We have audited the accompanying balance sheets of Maidu
Properties (A California Limited Partnership), as of
December 31,
1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Burke & Rea

Stockton, California
April 4, 1997
P.O. Box 4632  Stockton, CA  95204  Telephone 209/933-9113
Fax 209/933-9115



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

INDEPENDENT AUDITOR?S REPORT

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

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997 on our consideration of
RPI Limited Partnership #18?s internal control structure and a report dated February 12, 1997 on its compliance with laws and regulations.


Fargo, North Dakota
February 12, 1997
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH  TEXAS 76107
(817) 336-5880

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

Thompson, Derrig & Slovacek, P.C.
Certified Public Accountants
Smith, Miles & Company, L.C.
1230 Airport Road
P.O. BOX 1177
PANAMA City, Florida 32402
Phone:(904) 785-0261    Fax:(904) 795-0263

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


Panama City, Florida
January 30, 1997
McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

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


February 28, 1997
GWEN WARD, P.C.

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

INDEPENDENT AUDITORS REPORT

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

Our audits were conducted for the purpose of forming an opinion on the 1996 and 1995 financial statements taken as a whole. The accompanying information on pages 11-12 is presented for the purpose of additional analysis and is not a required part of the financial statements of Hunters Park Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.
Raleigh, North Carolina
January 17, 1997
SMITH, MILES & COMPANY, L.C.
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


Floyd & Company, CPA


February 28, 1997
McGEE & Associates, P.C.
Certified Public Accountants

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




Fargo, North Dakota
February 3, 1997

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

Independent Auditor?s Report

To The Partners
Springfield Housing Associates, L.P.
Springfield, Illinois

We have audited the accompanying balance sheets of Springfield Housing Associates, L.P., a (limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership?s management. Our responsibility is to express an opinion on these financial statements based an our audit.

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


Bender, Weltman, Thomas & Co.,  CPA?s
February 24, 1997


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


Floyd & Company, CPA


February 28, 1997
Humiston, Skokan, Warren & Eichenberger
A Professional Corporation - Certified Public Accountants
West Des Moines, Iowa

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




January 13, 1997
SMITH, MILES & COMPANY, L.C.
Certified Public Accountants
1230 AERPORT ROAD
P.O. BOX 1177
Panama City, Florida 32402
Phone:(904) 785-0261  Fax:(904) 785-0263

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



Panama City, Florida
February 7, 1997
YORK, DILLINGHAM & COMPANY, P.L.L.C.
Certified Public Accountants
P.0. Box 551
1708 Alpine Drive
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

Larry W. York      John M. Dillingham
Members: American Institute Of CPAs - Tennessee Society Of
CPAs

INDEPENDENT AUDITORS' REPORT

To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, FMHA
Project No. : 48-091-621385326, as of December 31, 1996 and
1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Columbia, Tennessee
February 7, 1997
DIXON, ODOM & CO., L.L.P
Certified Public Accountants

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




January 23, 1996

A member of Moores Rowland International
An association of independent accounting firms throughout the world

1829 Eastchester Drive   P.O. Box 2646     High Point, NC
27261-2646
910-889-5156   Fax 910-889-6168
Casey, Menden & Co., P.A.
Certified Public Accountants
8000 Town Line Avenue South, Suite 202
Bloomington, Minnesota 55438-1000
(612) 946-7900    Fax (612) 946-7901

Michael A. Casey, C.P.A.      John F. Menden, C.P.A.
Douglas J. Faust, C.P.A.      John C. Nelson, C.P.A.
Donald G. Langewisch, C.P.A.  Janet E. Casey
Paula M. Meidl                Stephen J. Devries
Debra K. Campbell             Michael A. Casey, Jr.
Jennifer A. Caspers
Minnesota Society of CPAs - American Institute of CPAs

INDEPENDENT AUDITOR?S REPORT

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

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and OMB Circular A-128, "Audits of State and Local Governments.? Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

January 19, 1996
Oscar N. Harris & Associates, P.A.
Certified Public Accountants

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

Certified Public Accountants

January 31, 1997
100 EAST CUMBERLAND STREET, P.O. BOX 578,   DUNN, N.C. 28335
(910) 892-1021   FAX (910) 892-6084
CRISP HUGHES & CO., L.L.P
Certified Public Accountants and Consultants

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

Member of The American Institute of CPAs, The Continental
Association of CPA Firms, Inc., The Intercontinental
Accounting Associates and The North Carolina and South
Carolina of CPAs

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

INDEPENDENT AUDITOR?S REPORT

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carriage Run Limited Partnership, FmHA Project
No.: 54-049621449686, as of December 31, 1996 and 1995, and
the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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
601 Thimble Shoals Boulevard Suite 201 Newport News,
Virginia 23606
(757) 873-0767    Fax (757) 873-6938
DIXON, ODOM & CO., L.L.P
Certified Public Accountants

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

January 22, 1997
A member of Moores Rowland International
An Association of independent accounting firms throughout the world

1829 Eastchester Drive P.O. Box 2646 High Point, NC 27261-
2646
910-889-5156    Fax 910-889-6168
LAURIE A. LEE
Certified Public Accountant
5446 Birchbrook Court
Las Vegas, Nevada 89120
Telephone:(702) 456-2162

INDEPENDENT AUDITOR?S REPORT

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

Member of: The American Institute of CPAs, The Continental
Association of CPA Firms, Inc. - The Intercontinental
Accounting Associates and The North Carolina and South
Carolina Associates of CPAs
McGEE & Associates, P.C.
Certified Public Accountants

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



January 17, 1997
Farmington, New Mexico
FLOYD & COMPANY, CPA
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone: (912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

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


Floyd & Company, CPA



February 28, 1997
REGARDIE, BROOKS & LEWIS
Certified Public Accountants
JEROME P. LEWIS, CPA
JESSE A. KAISER, CPA
CHARTERED NATHAN J. ROSEN, CPA
PAUL J. GNATT, CPA
CELSO T MATAAC, JR., CPA
PHILIP R. BAKER. CPA
7101 WISCONSIN AVENUE - BETHESDA, MARYLAND 20814
DOUGLAS A. DOWUNG, CPA
TEL (301) 654-9000
FAX (301) 656-3056
BRIAN J. GIGANTI, CPA
DAVID A. BROOKS, CPA
CONSULTANT
BENJAMIN F. REGARDIE
(1897-1973)
February 21, 1997
INDEPENDENT AUDITOR'S REPORT
To the Partners
Friendship Village Limited Partnership
Bethesda, Maryland

   We have audited the accompanying balance sheets of Friendship Village Limited Partnership as of December 31,
1996 and 1995, and the related statements of income, partnership equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit-to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test- basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




















































NOVOGRADAC
& COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS


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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes ex g, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenhaven Park Partners, A California Limited Partnership as of December 3 1, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


February 16, 1996



42 Market Street  7th Floor  San Francisco  California
94105
Telephone (415) 356-8000  Facsimile (415) 356-8001











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


SCHONWIT & ASSOCIATES

February 14, 1997
PLANTE MORAN, LLP
Certified Public Accountants - Management Consultants
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200  FAX 517-332-8502

INDEPENDENT AUDITOR?S REPORT

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

INDEPENDENT AUDITOR?S REPORT

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


January 29, 1997

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

McMillan, Pate & Robertson, Certified Public Accountants, a
North Carolina partnership, ceased business operations on February 29, 1996. In accordance with North Carolina
General Statutes and the North Carolina Accountancy Rules, the Company directed its records to be transferred to McMillan, Pate & King, L.L.P., which commenced business operations on March 1,1996. Incomplete accounting and tax services of McMillan, Pate & Robertson are being completed by McMillan, Pate & King, L.L.P.

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


February 2, 1996
and March 1,1996




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



Certified Public Accountants

January 15, 1997
2411 N. Hillcrest Parkway, P.O. Box 810, Eau Claire, WI
54702-0810
Phone (715) 832-3425  Fax (715) 832-1665


LITTLE, SHANEYFELT & CO.
Certified Public Accountants
1501 N. University, Suite 300
Little Rock, Arkansas 72207-5232
Telephone (501) 666-2879

INDEPENDENT AUDITOR'S REPORT

To the Partners
Beckwood Manor Six Limited Partnership

We have audited the accompanying balance sheets of Beckwood
Manor Six Limited Partnership, FMHA Project No. 03-048-
0710677265 (the Partnership), as of December 31, 1995 and
1994, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITOR?S REPORT LETTER

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


J. Marc Hill
Public Accountant
DIXON, ODOM & CO., L.L.P.
Certified Public Accountants

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

January 16, 1997


A member of Moores Rowland International
An association of independent accounting firms throughout
the world
1829 Eastchester Drive - P.O. Box 2646
High Point, NC 27261-2646
910-889-5156    Fax 910-889-6168
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

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

Farmington Hills, Michigan
February 9, 1996
Bob T. Robinson
Certified Public Accountant
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

To the Partners
Scott Partners, A Louisiana Partnership in Commendam

INDEPENDENT AUDITOR?S REPORT

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

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,

evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation: We believe that our audits provide a reasonable basis for our opinion.



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



Saint Paul, Minnesota

January 24, 1996

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                           BALANCE SHEETS

                      March 31, 1998 and 1997


Total

-----------------------------------

1998               1997

----------------   ----------------
                                ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes B and D)             $
60,839,977   $     69,472,764

OTHER ASSETS

   Cash and cash equivalents (note E)
693,751          1,725,325
   Investments held to maturity
917,497                  -
   Notes receivable (note F)
604,695            603,920
   Deferred acquisition costs, net of accumulated amortization (notes A and C)
1,189,760          1,238,321
   Other
387,808            342,545

---------------    ---------------
                                                                          $
64,633,488   $     73,382,875

===============    ===============
                     LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES

   Accounts payable - affiliates (note B)                                 $
14,237,489   $     11,654,634
   Capital contributions payable (note C)
368,417            387,098

---------------    ---------------

14,605,906         12,041,732

---------------    ---------------
PARTNERS  CAPITAL (note A)

   Assignor limited partner

      Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated
          value, 18,679,738 issued and outstanding to the assignees at
          March 31, 1998 and 1997
-                  -

   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 18,679,738 issued and
          outstanding at March 31, 1998 and 1997
51,144,019         62,344,445
   General partner
(1,116,437)        (1,003,302)

---------------    ---------------

50,027,582         61,341,143

---------------    ---------------
                                                                          $
64,633,488   $     73,382,875

===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1998 and 1997


Series 7

---------------------------------

1998               1997

----------------   ----------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes B and D)             $
1,485,326   $      1,771,367

OTHER ASSETS

   Cash and cash equivalents (note E)
7,134             12,008
   Investments held to maturity
-                  -

   Notes receivable (note F)
-                  -

   Deferred acquisition costs, net of accumulated amortization (notes A and C)
-                  -
   Other
16,450             16,450

---------------    ---------------
                                                                          $
1,508,910   $      1,799,825

===============    ===============
                     LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES

   Accounts payable - affiliates (note B)                                 $
860,885   $        730,326

   Capital contributions payable (note C)
-                  -

---------------    ---------------

860,885            730,326

---------------    ---------------
PARTNERS  CAPITAL (note A)

   Assignor limited partner

      Units of limited partnership interest consisting of  20,000,000 authorized beneficial assignee certificates (BAC), $10 stated
          value, 1,036,100 issued and outstanding to the assignees at
          March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,036,100 issued and
          outstanding at March 31, 1998 and 1997
731,471          1,148,730
   General partner
(83,446)           (79,231)

---------------    ---------------

648,025          1,069,499

---------------    ---------------
                                                                          $
1,508,910   $      1,799,825

===============    ===============


                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1998 and 1997


Series 9

-----------------------------------

1998               1997

----------------   ----------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes B and D)             $
10,821,707   $     12,528,610

OTHER ASSETS

   Cash and cash equivalents (note E)
267,915            566,836
   Investments held to maturity
249,497                  -

   Notes receivable (note F)
-                  -

   Deferred acquisition costs, net of accumulated amortization (notes A and C)
21,312             22,182
   Other
47,650             14,009

----------------   ---------------
                                                                          $
11,408,081   $     13,131,637

===============    ===============
                               LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES

   Accounts payable - affiliates (note B)                                 $
3,457,163   $      2,881,376

   Capital contributions payable (note C)
4,590              4,590

----------------   ---------------

3,461,753          2,885,966

---------------    ---------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated
          value, 4,178,029 issued and outstanding to the assignees at
          March 31, 1998 and 1997
-                  -

   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,178,029 issued and
          outstanding at March 31, 1998 and 1997
8,227,204         10,503,554
   General partner
(280,876)          (257,883)

---------------    ---------------

7,946,328         10,245,671

---------------    ---------------
                                                                          $
11,408,081   $     13,131,637

===============    ===============


                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1998 and 1997


Series 10

----------------------------------

1998               1997

---------------    ---------------
                                   ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes B and D)             $
8,211,459   $      9,224,595

OTHER ASSETS

   Cash and cash equivalents (note E)
41,484            144,428
   Investments held to maturity
83,000                  -

   Notes receivable (note F)
-                  -

   Deferred acquisition costs, net of accumulated amortization (notes A and C)
84,314             87,755
   Other
39,662             38,979

---------------    ---------------
                                                                          $
8,459,919   $      9,495,757

===============    ===============
                               LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES

   Accounts payable - affiliates (note B)                                 $
2,339,472   $      1,983,960

   Capital contributions payable (note C)
-                  -

---------------    ---------------

2,339,472          1,983,960

---------------    ---------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated
          value, 2,428,925 issued and outstanding to the assignees at
          March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,428,925 issued and
          outstanding at March 31, 1998 and 1997
6,270,055          7,647,492
   General partner
(149,608)          (135,695)

---------------    ---------------

6,120,447          7,511,797

---------------    ---------------
                                                                          $
8,459,919   $      9,495,757

===============    ===============


                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1998 and 1997


Series 11

-----------------------------------

1998               1997

----------------    ---------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes B and D)             $
9,872,942   $     11,085,975

OTHER ASSETS

   Cash and cash equivalents (note E)
38,800            307,351
   Investments held to maturity
249,000                  -

   Notes receivable (note F)
-                  -

   Deferred acquisition costs, net of accumulated amortization (notes A and C)
42,735             44,479
   Other
47,290             41,567

---------------    ---------------
                                                                          $
10,250,767   $     11,479,372

===============    ===============
                               LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES

   Accounts payable - affiliates (note B)                                 $
1,625,754   $      1,300,073

   Capital contributions payable (note C)
22,528             27,528

---------------    ---------------

1,648,282          1,327,601

---------------    ---------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated
          value, 2,489,599 issued and outstanding to the assignees at
          March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,489,599 issued and
          outstanding at March 31, 1998 and 1997
8,731,145         10,264,938
   General partner
(128,660)          (113,167)

---------------    ---------------

8,602,485         10,151,771

---------------    ---------------
                                                                          $
10,250,767   $     11,479,372

===============    ===============


                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1998 and 1997


Series 12

-----------------------------------

1998               1997

----------------   ----------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes B and D)             $
10,585,841   $     11,946,248

OTHER ASSETS

   Cash and cash equivalents (note E)
21,827              8,532
   Investments held to maturity
-                  -

   Notes receivable (note F)
61,111             60,336

   Deferred acquisition costs, net of accumulated amortization (notes A and C)
326,262            339,579
   Other
59,831             55,986

---------------    ---------------
                                                                          $
11,054,872   $     12,410,681

===============    ===============
                               LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES

   Accounts payable - affiliates (note B)                                 $
2,067,156   $      1,628,384

   Capital contributions payable (note C)
11,405             11,405

---------------    ---------------

2,078,561          1,639,789

---------------    ---------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated
          value, 2,972,795 issued and outstanding to the assignees at
          March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,972,795 issued and
          outstanding at March 31, 1998 and 1997
9,143,807         10,920,442
   General partner
(167,496)          (149,550)

---------------    ---------------

8,976,311         10,770,892

---------------    ---------------
                                                                          $
11,054,872   $     12,410,681

===============    ===============


                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1998 and 1997


Series 14

-----------------------------------

1998               1997

----------------   ----------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes B and D)             $
19,862,702   $     22,915,969

OTHER ASSETS

   Cash and cash equivalents (note E)
316,591            686,170
   Investments held to maturity
336,000                  -

   Notes receivable (note F)
543,584            543,584

   Deferred acquisition costs, net of accumulated amortization (notes A and C)
715,137            744,326
   Other
176,925            175,554

---------------    ---------------
                                                                          $
21,950,939   $     25,065,603

===============    ===============
                               LIABILITIES AND PARTNERS  CAPITAL

LIABILITIES

   Accounts payable - affiliates (note B)                                 $
3,887,059   $      3,130,515

   Capital contributions payable (note C)
329,894            343,575

---------------    ---------------

4,216,953          3,474,090

---------------    ---------------
PARTNERS  CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated
          value, 5,574,290 issued and outstanding to the assignees at
          March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 5,574,290 issued and
          outstanding at March 31, 1998 and 1997
18,040,337         21,859,289
   General partner
(306,351)          (267,776)

---------------    ---------------

17,733,986         21,591,513

---------------    ---------------
                                                                          $
21,950,939   $     25,065,603

===============    ===============


                  See notes to financial statements

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                      STATEMENTS OF OPERATIONS

              Years ended March 31, 1998, 1997 and 1996


Total

-----------------------------------------------------
                                                              1998
1997               1996
                                                         ---------------
----------------   ----------------
Income
   Interest income                                     $         41,471   $
155,501   $         65,468
   Miscellaneous income                                           1,442
-                  -
                                                        ---------------
---------------    ---------------
                                                                 42,913
155,501             65,468
                                                        ---------------
---------------    ---------------

Share of losses (income) from operating limited
   partnerships (note A)                                     (8,573,433)
(10,464,997)       (12,992,069)
                                                        ---------------
---------------    ---------------
Expenses
   Professional fees                                            228,290
315,326            221,999

   Partnership management fee (note B)                        2,314,373
2,273,826          2,356,546

   Amortization (note A)                                         48,561
58,391            109,832

   General and administrative expenses (note B)                 191,817
133,901            163,958
                                                        ---------------
---------------    ---------------
                                                              2,783,041
2,781,444          2,852,335
                                                        ---------------
---------------    ---------------
                                                       $    (11,313,561)  $
(13,090,940)  $    (15,778,936)
                                                        ===============
===============    ===============

Net loss allocated to general partner                  $       (113,136)  $
(130,909)  $       (157,789)
                                                        ===============
===============    ===============

Net loss allocated to assignees                        $    (11,200,425)  $
(12,960,031)  $    (15,621,147)
                                                        ===============
===============    ===============

Net loss per BAC                                       $          (0.60)  $
(0.69)  $          (0.84)
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 7

-----------------------------------------------------
                                                              1998
1997               1996
                                                         ---------------
----------------   ----------------
Income
   Interest income                                     $            257   $
222   $            216
   Miscellaneous income                                               -
-                  -
                                                        ---------------
---------------    ---------------
                                                                    257
222                216
                                                        ---------------
---------------    ---------------

Share of losses from operating limited partnerships
   (note A)                                                    (286,041)
(1,126,341)          (867,319)
                                                        ---------------
---------------    ---------------
Expenses
   Professional fees                                             16,079
20,369             19,823

   Partnership management fee (note B)                          111,089
106,774            107,256

   Amortization (note A)                                              -
-                  -

   General and administrative expenses (note B)                   8,522
6,248              6,650
                                                        ---------------
---------------    ---------------
                                                                135,690
133,391            133,729
                                                        ---------------
---------------    ---------------
                                                       $       (421,474)  $
(1,259,510)  $     (1,000,832)
                                                        ===============
===============    ===============

Net loss allocated to general partner                  $         (4,215)  $
(12,595)  $        (10,008)
                                                        ===============
===============    ===============

Net loss allocated to assignees                        $       (417,259)  $
(1,246,915)  $       (990,824)
                                                        ===============
===============    ===============

Net loss per BAC                                       $          (0.40)  $
(1.20)  $          (0.96)
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 9

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Income
   Interest income                                     $         16,101   $
17,468   $         25,217
   Miscellaneous income                                              87
-                  -
                                                        ---------------
---------------    ---------------
                                                                 16,188
17,468             25,217
                                                        ---------------
---------------    ---------------

Share of losses (income) from operating limited
   partnerships (note A)                                     (1,699,785)
(2,660,814)        (2,777,350)
                                                        ---------------
---------------    ---------------
Expenses
   Professional fees                                             35,520
36,729             35,155

   Partnership management fee (note B)                          547,218
539,985            560,971

   Amortization (note A)                                            870
870                870

   General and administrative expenses (note B)                  32,138
25,333             31,497
                                                        ---------------
---------------    ---------------
                                                                615,746
602,917            628,493
                                                        ---------------
---------------    ---------------
                                                       $     (2,299,343)  $
(3,246,263)  $     (3,380,626)
                                                        ===============
===============    ===============

Net loss allocated to general partner                  $        (22,993)  $
(32,463)  $        (33,806)
                                                        ===============
===============    ===============

Net loss allocated to assignees                        $     (2,276,350)  $
(3,213,800)  $     (3,346,820)
                                                        ===============
===============    ===============

Net loss per BAC                                       $          (0.55)  $
(0.77)  $          (0.80)
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 10

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
----------------   ----------------

Income
   Interest income                                     $          3,695   $
3,951   $          4,445

   Miscellaneous income                                               -
-                  -
                                                        ---------------
---------------    ---------------
                                                                  3,695
3,951              4,445
                                                        ---------------
---------------    ---------------

Share of losses (income) from operating limited
   partnerships (note A)                                     (1,008,105)
(1,166,928)        (1,426,332)
                                                        ---------------
---------------    ---------------
Expenses
   Professional fees                                             31,229
30,509             30,562

   Partnership management fee (note B)                          321,682
324,407            343,505

   Amortization (note A)                                          3,441
3,442             10,407

   General and administrative expenses (note B)                  30,588
20,187             23,542
                                                        ---------------
---------------    ---------------
                                                                386,940
378,545            408,016
                                                        ---------------
---------------    ---------------
                                                       $     (1,391,350)  $
(1,541,522)  $     (1,829,903)
                                                        ===============
===============    ===============

Net loss allocated to general partner                  $        (13,913)  $
(15,415)  $        (18,299)
                                                        ===============
===============    ===============

Net loss allocated to assignees                        $     (1,377,437)  $
(1,526,107)  $     (1,811,604)
                                                        ===============
===============    ===============

Net loss per BAC                                       $          (0.57)  $
(0.63)  $          (0.75)
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 11

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ----------------
----------------    ---------------
Income
   Interest income                                     $          5,610   $
5,692   $          4,570
   Miscellaneous income                                               5
-                  -
                                                        ---------------
---------------    ---------------
                                                                  5,615
5,692              4,570
                                                        ---------------
---------------    ----------------

Share of income (losses) from operating limited
   partnerships (note A)                                     (1,197,310)
579,030         (1,621,193)
                                                        ---------------
---------------    ---------------
Expenses

   Professional fees                                             30,344
30,044             29,212

   Partnership management fee (note B)                          298,613
291,053            284,604

   Amortization (note A)                                          1,744
1,745             10,109

   General and administrative expenses (note B)                  26,890
17,211             20,329
                                                        ---------------
---------------    ---------------
                                                                357,591
340,053            344,254
                                                        ---------------
---------------    ---------------
                                                       $     (1,549,286)  $
244,669   $     (1,960,877)
                                                        ===============
================   ===============

Net income (loss) allocated to general partner         $        (15,493)  $
2,447   $        (19,609)
                                                        ===============
===============    ===============

Net income (loss) allocated to assignees               $     (1,533,793)  $
242,222   $     (1,941,268)
                                                        ===============
===============    ===============

Net income (loss) per BAC                              $          (0.61)  $
0.10   $          (0.78)
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 12

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Income
   Interest income                                     $            228   $
2,674   $          4,804
   Miscellaneous income                                               -
-                  -
                                                        ---------------
---------------    ---------------
                                                                    228
2,674              4,804
                                                        ---------------
---------------    ---------------
Share of losses from operating limited
   partnerships (note A)                                     (1,350,247)
(1,939,765)        (2,179,426)
                                                        ---------------
---------------    ---------------
Expenses

   Professional fees                                             42,629
46,798             36,776

   Partnership management fee (note B)                          360,155
347,953            353,184

   Amortization (note A)                                         13,317
13,317             19,944

   General and administrative expenses (note B)                  28,461
23,195             27,052
                                                        ---------------
---------------    ---------------
                                                                444,562
431,263            436,956
                                                        ---------------
---------------    ---------------
                                                       $     (1,794,581)  $
(2,368,354)  $     (2,611,578)
                                                        ===============
===============    ===============

Net loss allocated to general partner                  $        (17,946)  $
(23,684)  $        (26,116)
                                                        ===============
===============    ===============

Net loss allocated to assignees                        $     (1,776,635)  $
(2,344,670)  $     (2,585,462)
                                                        ===============
===============    ===============

Net loss per BAC                                       $          (0.60)  $
(0.79)  $          (0.87)
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 14

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ----------------
----------------    ---------------

Income
   Interest income                                     $         15,580   $
125,494   $         26,216
   Miscellaneous income                                           1,350
-                  -
                                                        ---------------
---------------    ---------------
                                                                 16,930
125,494             26,216
                                                        ---------------
---------------    ---------------
Share of losses from operating limited
   partnerships (note A)                                     (3,031,945)
(4,150,179)        (4,120,449)
                                                        ---------------
---------------    ---------------
Expenses

   Professional fees                                             72,489
150,877             70,471

   Partnership management fee (note B)                          675,616
663,654            707,026

   Amortization (note A)                                         29,189
39,017             68,502

   General and administrative expenses (note B)                  65,218
41,727             54,888
                                                        ---------------
---------------    ---------------
                                                                842,512
895,275            900,887
                                                        ---------------
---------------    ---------------
                                                       $     (3,857,527)  $
(4,919,960)  $     (4,995,120)
                                                        ===============
===============    ===============

Net loss allocated to general partner                  $        (38,575)  $
(49,200)  $        (49,951)
                                                        ===============
===============    ===============

Net loss allocated to assignees                        $     (3,818,952)  $
(4,870,760)  $     (4,945,169)
                                                        ===============
===============    ===============

Net loss per BAC                                       $          (0.69)  $
(0.87)  $          (0.89)
                                                        ===============
===============     ===============

                  See notes to financial statements

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              Years ended March 31, 1998, 1997 and 1996

                        Total                               Assignees
General partner         Total
----------------------------------------------------    ----------------
----------------    ---------------
Partners' capital (deficit), March 31, 1995            $     90,925,623   $
(714,604)  $     90,211,019

Net loss                                                    (15,621,147)
(157,789)       (15,778,936)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1996                  75,304,476
(872,393)        74,432,083

Net loss                                                    (12,960,031)
(130,909)       (13,090,940)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1997                  62,344,445
(1,003,302)        61,341,143

Net loss                                                    (11,200,426)
(113,135)       (11,313,561)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1998            $     51,144,019   $
(1,116,437)  $     50,027,582
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

              Years ended March 31, 1998, 1997 and 1996

                       Series 7                             Assignees
General partner         Total
----------------------------------------------------    ----------------
----------------   ----------------
Partners' capital (deficit), March 31, 1995            $      3,386,469   $
(56,628)  $      3,329,841

Net loss                                                       (990,824)
(10,008)        (1,000,832)
                                                        ---------------
--------------    ---------------

Partners' capital (deficit), March 31, 1996                   2,395,645
(66,636)         2,329,009

Net loss                                                     (1,246,915)
(12,595)        (1,259,510)
                                                        ---------------
--------------    ---------------

Partners' capital (deficit), March 31, 1997                   1,148,730
(79,231)         1,069,499

Net loss                                                       (417,259)
(4,215)          (421,474)
                                                        ---------------
--------------    ---------------

Partners' capital (deficit), March 31, 1998            $        731,471   $
(83,446)  $        648,025
                                                        ===============
===============    ===============

                       Series 9                             Assignees
General partner         Total
----------------------------------------------------    ---------------
--------------    ---------------
Partners' capital (deficit), March 31, 1995            $     17,064,175   $
(191,615)  $     16,872,560

Net loss                                                     (3,346,820)
(33,806)        (3,380,626)
                                                        ---------------
--------------    ---------------

Partners' capital (deficit), March 31, 1996                  13,717,355
(225,421)        13,491,934

Net loss                                                     (3,213,801)
(32,462)        (3,246,263)
                                                        ---------------
--------------    ---------------

Partners' capital (deficit), March 31, 1997                  10,503,554
(257,883)        10,245,671

Net loss                                                     (2,276,350)
(22,993)        (2,299,343)
                                                        ---------------
--------------    ---------------

Partners' capital (deficit), March 31, 1998            $      8,227,204   $
(280,876)  $      7,946,328
                                                        ===============
==============    ---------------

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

              Years ended March 31, 1998, 1997 and 1996

                      Series 10                             Assignees
General partner         Total
----------------------------------------------------    ---------------
---------------    ---------------
Partners' capital (deficit), March 31, 1995            $     10,985,203   $
(101,981)  $     10,883,222

Net loss                                                     (1,811,604)
(18,299)        (1,829,903)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1996                   9,173,599
(120,280)         9,053,319

Net loss                                                     (1,526,107)
(15,415)        (1,541,522)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1997                   7,647,492
(135,695)         7,511,797

Net loss                                                     (1,377,437)
(13,913)        (1,391,350)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1998            $      6,270,055   $
(149,608)  $      6,120,447
                                                        ===============
===============    ===============

                      Series 11                             Assignees
General partner         Total
----------------------------------------------------    ---------------
---------------    ---------------
Partners' capital (deficit), March 31, 1995            $     11,963,984   $
(96,005)  $     11,867,979

Net loss                                                     (1,941,268)
(19,609)        (1,960,877)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1996                  10,022,716
(115,614)         9,907,102

Net income                                                      242,222
2,447            244,669
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1997                  10,264,938
(113,167)        10,151,771

Net loss                                                     (1,533,793)
(15,493)        (1,549,286)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1998            $      8,731,145   $
(128,660)  $      8,602,485
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

              Years ended March 31, 1998, 1997 and 1996

                      Series 12                             Assignees
General partner         Total
----------------------------------------------------    ---------------
---------------    ---------------
Partners' capital (deficit), March 31, 1995            $     15,850,574   $
(99,750)  $     15,750,824

Net loss                                                     (2,585,462)
(26,116)        (2,611,578)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1996                  13,265,112
(125,866)        13,139,246

Net loss                                                     (2,344,670)
(23,684)        (2,368,354)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1997                  10,920,442
(149,550)        10,770,892

Net loss                                                     (1,776,635)
(17,946)        (1,794,581)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1998            $      9,143,807   $
(167,496)  $      8,976,311
                                                        ===============
===============    ===============

                      Series 14                             Assignees
General partner         Total
----------------------------------------------------    ---------------
---------------    ---------------
Partners' capital (deficit), March 31, 1995            $     31,675,218   $
(168,625)  $     31,506,593

Net loss                                                     (4,945,169)
(49,951)        (4,995,120)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1996                  26,730,049
(218,576)        26,511,473

Net loss                                                     (4,870,760)
(49,200)        (4,919,960)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1997                  21,859,289
(267,776)        21,591,513

Net loss                                                     (3,818,952)
(38,575)        (3,857,527)
                                                        ---------------
---------------    ---------------

Partners' capital (deficit), March 31, 1998            $     18,040,337   $
(306,351)  $     17,733,986
                                                        ===============
===============    ===============

                  See notes to financial statements

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                      STATEMENTS OF CASH FLOWS

              Years ended March 31, 1998, 1997 and 1996


Total

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ----------------
----------------   ----------------
Cash flows from operating activities
   Net loss                                            $    (11,313,561)  $
(13,090,940)  $    (15,778,936)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Distribution from operating limited
          partnerships                                           44,006
106,453            101,256

      Share of losses from operating limited
          partnerships                                        8,573,433
10,464,997         12,992,069
      Amortization                                               48,561
58,391            109,832

      Changes in assets and liabilities

          Accounts payable and accrued expenses               2,582,855
2,521,041          2,492,807
          Other assets                                           (2,899)
2,297            415,503
                                                        ---------------
---------------    ---------------
              Net cash provided by (used in)
                operating activities                            (67,605)
62,239            332,531
                                                        ---------------
---------------    ---------------
Cash flows from investing activities

   Capital contributions paid to operating limited
      partnerships                                              (18,000)
(620,884)          (768,934)

   Repayment from (advance to) operating limited
      partnerships                                              (28,474)
421,684                  -
   Purchase of investments                                     (917,497)
-                  -
                                                        ---------------
---------------    ---------------
             Net cash used in investing activities             (963,971)
(199,200)          (768,934)

              NET DECREASE IN CASH AND CASH
                EQUIVALENTS                                  (1,031,576)
(136,961)          (436,403)

Cash and cash equivalents, beginning                          1,725,325
1,862,286          2,298,689
                                                        ---------------
---------------    ---------------

Cash and cash equivalents, end                         $        693,749   $
1,725,325   $      1,862,286
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Total

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has decreased its capital
      contribution obligation to the operating
      limited partnerships for low income tax
      credits not generated                            $            681   $
8,572   $         60,116
                                                        ===============
===============    ===============

   The partnership has adjusted its investment in
      operating limited partnerships for low income
      tax credits not generated                        $         14,988   $
20,969   $         26,305
                                                        ===============
===============    ===============

   The partnership has applied notes receivable and
      advances against installments of capital
      contributions                                    $              -   $
902,811   $              -
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 7

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Cash flows from operating activities
   Net loss                                            $       (421,474)  $
(1,259,510)  $     (1,000,832)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Distribution from operating limited
          partnerships                                                -
-              2,258

      Share of losses from operating limited
          partnerships                                          286,041
1,126,341            867,319
      Amortization                                                    -
-                  -

      Changes in assets and liabilities

          Accounts payable and accrued expenses                 130,559
140,303            122,085
          Other assets                                                -
-                  -
                                                        ---------------
---------------    ---------------

             Net cash provided by (used in) operating
                activities                                       (4,874)
7,134             (9,170)
                                                        ---------------
---------------    ---------------
Cash flows from investing activities

   Capital contributions paid to operating limited
      partnerships                                                    -
-                  -

   Repayment from (advance to) operating limited
      partnerships                                                    -
-                  -
   Purchase of investments                                            -
-                  -
                                                        ---------------
---------------    ---------------

             Net cash provided by investing
                activities                                            -
-                  -
                                                        ---------------
---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                      (4,874)
7,134             (9,170)

Cash and cash equivalents, beginning                             12,008
4,874             14,044
                                                        ---------------
---------------    ---------------
Cash and cash equivalents, end                         $          7,134   $
12,008   $          4,874
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 7

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has decreased its capital
      contribution obligation to the operating
      limited partnerships for low income tax
      credits not generated                            $              -   $
-   $              -
                                                        ===============
===============    ===============
   The partnership has adjusted its investment in
      operating limited partnerships for low income
      tax credits not generated                        $              -   $
-   $              -
                                                        ===============
===============    ===============
   The partnership has applied notes receivable and
      advances against installments of capital
      contributions                                    $              -   $
-   $              -
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 9

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Cash flows from operating activities
   Net loss                                            $     (2,299,343)  $
(3,246,263)  $     (3,380,626)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Distribution from operating limited
          partnerships                                            3,390
4,980              4,554

      Share of income (losses) from operating
          limited partnerships                                1,699,785
2,660,814          2,777,350
      Amortization                                                  870
870                870

      Changes in assets and liabilities

          Accounts payable and accrued expenses                 575,787
574,619            584,663
          Other assets                                           (2,216)
-             82,981
                                                        ---------------
---------------    ---------------

             Net cash provided by (used in) operating
                activities                                      (21,727)
(4,980)            69,792
                                                        ---------------
---------------    ---------------
Cash flows from investing activities

   Capital contributions paid to operating limited
      partnerships                                                    -
(86,448)          (124,017)

   Repayment from (advance to) operating limited
      partnerships                                              (27,697)
-                  -
   Purchase of investments                                     (249,497)
-                  -
                                                        ---------------
---------------    ---------------

             Net cash used in investing activities             (277,194)
(86,448)          (124,017)
                                                        ---------------
---------------    ---------------

             NET DECREASE IN CASH AND CASH
                EQUIVALENTS                                    (298,921)
(91,428)           (54,225)

Cash and cash equivalents, beginning                            566,836
658,264            712,489
                                                        ---------------
---------------    ---------------

Cash and cash equivalents, end                         $        267,915   $
566,836   $        658,264
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 9

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has decreased its capital
      contribution obligation to the operating
      limited partnerships for low income tax
      credits not generated                            $              -   $
8,572   $         32,046
                                                        ===============
===============    ===============

   The partnership has adjusted its investment in
      operating limited partnerships for low income
      tax credits not generated                        $          3,728   $
10,230   $              -
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 10

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Cash flows from operating activities
   Net loss                                            $     (1,391,350)  $
(1,541,522)  $     (1,829,903)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Distribution from operating limited
          partnerships                                            5,031
7,447                947

      Share of losses (income) from operating
          limited partnerships                                1,008,105
1,166,928          1,426,332

      Amortization                                                3,441
3,442             10,407

      Changes in assets and liabilities

          Accounts payable and accrued expenses                 355,512
355,508            371,404
          Other assets                                             (683)
-                265
                                                        ---------------
---------------    ---------------
             Net cash used in operating activities              (19,944)
(8,197)           (20,548)
                                                        ---------------
---------------    ---------------
Cash flows from investing activities

   Capital contributions paid to operating limited
      partnerships                                                    -
-            (10,014)

   Repayment from (advance to) operating limited
      partnerships                                                    -
-                  -

   Purchase of investments                                      (83,000)
-                  -
                                                        ---------------
---------------    ---------------

             Net cash used in investing activities              (83,000)
-            (10,014)
                                                        ---------------
---------------    ---------------
             NET DECREASE IN CASH AND CASH
                EQUIVALENTS                                    (102,944)
(8,197)           (30,562)

Cash and cash equivalents, beginning                            144,428
152,625            183,187
                                                        ---------------
---------------    ---------------

Cash and cash equivalents, end                         $         41,484   $
144,428   $        152,625
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 10

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has decreased its capital
      contribution obligation to the operating
      limited partnerships for low income tax
      credits not generated                            $              -   $
-   $              -
                                                        ===============
===============    ===============
   The partnership has adjusted its investment in
      operating limited partnerships for low income
      tax credits not generated                        $              -   $
-   $              -
                                                        ===============
===============    ===============
   The partnership has applied notes receivable and
      advances against installments of capital
      contributions                                    $              -   $
-   $              -
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 11

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Cash flows from operating activities
   Net income (loss)                                   $     (1,549,286)  $
244,669   $     (1,960,877)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities

      Distribution from operating limited
          partnerships                                           10,000
80,667             90,443

      Share of (income) losses from operating
          limited partnerships                                1,197,310
(579,030)         1,621,193
      Amortization                                                1,744
1,745             10,109

      Changes in assets and liabilities

          Accounts payable and accrued expenses                 325,681
325,681            325,679
          Other assets                                                -
-                  -
                                                        ---------------
---------------    ---------------
             Net cash provided by (used in) operating
                activities                                      (14,551)
73,732             86,547
                                                        ---------------
---------------    ---------------
Cash flows from investing activities

   Capital contributions paid to operating limited
      partnerships                                               (5,000)
-                  -

   Repayment from (advance to) operating limited
      partnerships                                                    -
-                  -
   Purchase of investments                                     (249,000)
-                  -
                                                        ---------------
---------------    ---------------
             Net cash used in investing activities             (254,000)
-                  -
                                                        ---------------
---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                    (268,551)
73,732             86,547

Cash and cash equivalents, beginning                            307,351
233,619            147,072
                                                        ---------------
---------------    ---------------
Cash and cash equivalents, end                         $         38,800   $
307,351   $        233,619
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 11

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has decreased its capital
      contribution obligation to the operating
      limited partnerships for low income tax
      credits not generated                            $              -   $
-   $              -
                                                        ===============
===============    ===============

   The partnership has adjusted its investment in
      operating limited partnerships for low income
      tax credits not generated                        $          5,723   $
5,723   $         11,446
                                                        ===============
===============    ===============

   The partnership has applied notes receivable and
      advances against installments of capital
      contributions                                    $              -   $
-   $              -
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 12

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Cash flows from operating activities
   Net loss                                            $     (1,794,581)  $
(2,368,354)  $     (2,611,578)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Distribution from operating limited
          partnerships                                            6,315
9,735              1,087

      Share of losses from operating limited
          partnerships                                        1,350,247
1,939,765          2,179,426
      Amortization                                               13,317
13,317             19,944

      Changes in assets and liabilities

          Accounts payable and accrued expenses                 438,772
383,267            383,268
          Other assets                                                -
-                  -
                                                        ---------------
---------------    ---------------

             Net cash provided by (used in) operating
                activities                                       14,070
(22,270)           (27,853)
                                                        ---------------
---------------    ---------------
Cash flows from investing activities

   Capital contributions paid to operating limited
      partnerships                                                    -
(76,430)                 -

   Repayment from (advance to) operating limited
      partnerships                                                 (775)
(60,336)                 -
   Purchase of investments                                            -
-                  -
                                                        ---------------
---------------    ---------------

             Net cash used in investing activities                 (775)
(136,766)                 -
                                                        ---------------
---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                      13,295
(159,036)           (27,853)

Cash and cash equivalents, beginning                              8,532
167,568            195,421
                                                        ---------------
---------------    ---------------

Cash and cash equivalents, end                         $         21,827   $
8,532   $        167,568
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 12

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has decreased its capital
      contribution obligation to the operating
      limited partnerships for low income tax
      credits not generated                            $              -   $
-   $              -
                                                        ===============
===============    ===============

   The partnership has adjusted its investment in
      operating limited partnerships for low-income
      tax credits not generated                        $          3,485   $
3,845   $          7,689
                                                        ===============
===============    ===============

   The partnership has applied notes receivable and
      advances against installments of capital
      contributions                                    $              -   $
-   $              -
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 14

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Cash flows from operating activities
   Net loss                                            $     (3,857,527)  $
(4,919,960)  $     (4,995,120)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Distribution from operating limited
          partnerships                                           19,270
3,624              1,967

      Share of losses from operating limited
          partnerships                                        3,031,945
4,150,179          4,120,449
      Amortization                                               29,189
39,017             68,502

      Changes in assets and liabilities

          Accounts payable and accrued expenses                 756,544
741,663            705,708
          Other assets                                                -
2,297            332,257
                                                        ---------------
---------------    ---------------

             Net cash provided by (used in) operating
                activities                                      (20,579)
16,820            233,763
                                                        ---------------
---------------    ---------------
Cash flows from investing activities

   Capital contributions paid to operating limited
      partnerships                                              (13,000)
(458,006)          (634,903)

   Repayment from (advance to) operating limited
      partnerships                                                    -
482,020                  -
   Purchase of investments                                     (336,000)
-                  -
                                                        ---------------
---------------    ---------------
             Net cash provided by (used in) investing
                activities                                     (349,000)
24,014           (634,903)
                                                        ---------------
---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                    (369,579)
40,834           (401,140)

Cash and cash equivalents, beginning                            686,170
645,336          1,046,476
                                                        ---------------
---------------    ---------------

Cash and cash equivalents, end                         $        316,591   $
686,170   $        645,336
                                                        ===============
===============    ===============

                             (continued)

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

              Years ended March 31, 1998, 1997 and 1996


Series 14

-----------------------------------------------------
                                                              1998
1997               1996
                                                        ---------------
---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The partnership has decreased its capital
      contribution obligation to the operating
      limited partnerships for low income tax
      credits not generated                            $            681   $
-   $         28,070
                                                        ===============
===============    ===============
   The partnership has adjusted its investment in
      operating limited partnerships for low income
      tax credits not generated                        $          2,052   $
1,171   $          7,170
                                                        ===============
===============    ===============
   The partnership has applied notes receivable and
      advances against installments of capital
      contributions                                    $              -   $
902,811   $              -
                                                        ===============
===============    ===============

                  See notes to financial statements

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

                    NOTES TO FINANCIAL STATEMENTS

                    March 31, 1998, 1997 and 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Boston Capital Tax Credit Fund II Limited Partnership (the "partnership") was formed under the laws of the State of Delaware on June 28, 1989, for the purpose of acquiring, holding and disposing of limited partnership interests in operating limited partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the partnership is Boston Capital Associates II Limited Partnership and the limited partner is BCTC Assignor Corp. II (the "assignor limited partner").

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

   The BACs issued and outstanding in each series at March 31, 1998 and 1997 are as follows:


       Series 7                                         1,036,100
       Series 9                                         4,178,029
       Series 10                                        2,428,925
       Series 11                                        2,489,599
       Series 12                                        2,972,795
                                                        5,574,290
       Series 14                                      -----------

       Total                                           18,679,738
                                                      ===========

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

                    March 31, 1998, 1997 and 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

   Organization Costs
   ------------------

   Initial organization and offering expenses, common to all series, were allocated on a percentage of equity raised to each series.

   Organization costs were being amortized on the straight-line method over sixty months.

   Accumulated amortization for the years ended March 31, 1998 and 1997 is as follows:

                                                  1998               1997
                                            ---------------
---------------
       Series 7                            $         44,056   $
44,056
       Series 9                                     156,077
156,077
       Series 10                                     90,168
90,168
       Series 11                                     91,182
91,182
       Series 12                                    104,791
104,791
       Series 14                                    196,563
196,563
                                            ---------------
---------------
                                           $        682,837   $
682,837
                                            ===============
===============

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

                    March 31, 1998, 1997 and 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

   Deferred Acquisition Costs (Continued)
   --------------------------

   Accumulated amortization for the years ended March 31, 1998 and 1997 is as follows:

                                                 1998               1997
                                           ---------------
---------------
       Series 7                           $              -   $
-
       Series 9                                      2,610
1,740
       Series 10                                    10,324
6,883
       Series 11                                     5,233
3,489
       Series 12                                    39,951
26,634
       Series 14                                    87,568
58,379
                                           ---------------
---------------
                                          $        145,686   $
97,125
                                           ===============
===============

   Income Taxes
   ------------

   No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

   Investments in Operating Limited Partnerships
   ---------------------------------------------

   The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating partnership s losses only to the extent that the fund s share of losses of the operating partnerships exceeds the carrying amount of the investment. Unrecognized losses are suspended and offset against future individual operating partnership's income. No operating partnerships were acquired during 1996 or 1997.

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
             POLICIES (Continued)

   Investments in Operating Limited Partnerships (Continued)
   ---------------------------------------------

   A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the partnership and the estimated residual value of the investment.

   Capital contributions to operating partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating partnership capital contributions due to reductions in actual tax credits from those originally projected. The partnership records tax credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.

   The operating partnerships maintain their financial statements based on a calendar year and the partnership utilizes a March 31 year-end. The fund records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year-end.

   The partnership records capital contributions payable to the operating partnerships once there is a binding obligation to fund a specified amount. The operating partnerships record capital contributions from the partnership when received.

   The partnership records acquisition cost as an increase in its investment in operating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note C.

   Cash Equivalents
   ----------------

   Cash equivalents include tax-exempt sweep accounts, certificates of deposit, and money market accounts having original maturities at date of acquisition of three months or less. The carrying amounts approximates fair value because of the short maturity of these instruments.

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
             POLICIES (Continued)

   Net Loss per Beneficial Assignee Certificate (Continued)
   --------------------------------------------

   Fiscal Year
   -----------

   For financial reporting, all the series use a March 31 year end, whereas for income tax reporting, each series uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

   Net Loss per Beneficial Assignee Certificate
   --------------------------------------------

   Net loss per beneficial assignee certificate is calculated based upon the weighted average number of units outstanding. The weighted average number of units outstanding in each series at March 31, 1998, 1997 and 1996 is as follows:


       Series 7                                         1,036,100
       Series 9                                         4,178,029
       Series 10                                        2,428,925
       Series 11                                        2,489,599
       Series 12                                        2,972,795
       Series 14                                        5,574,290
                                                  ---------------
       Total                                           18,679,738
                                                  ===============

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

   Investments Held to Maturity
   ----------------------------

   Investments held to maturity consist of certificates of deposit with original maturities greater than 90 days and are carried at amortized cost which approximates fair value.

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
             POLICIES (Continued)

   Adoption of Accounting Standard
   -------------------------------

   On March 31, 1997, the partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about
   Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership's financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

   The partnership does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the partnership's financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 1998, 1997 and 1996, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   Boston  Capital  Asset  Management Limited Partnership (formerly
   Boston Capital Communications Limited Partnership) is entitled to an annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual partnership management fees charged to each series operations during the years ended March 31, 1998, 1997 and 1996 are as follows:

                                                 1998               1997
1996
                                           ---------------
---------------    ---------------
       Series 7                           $        111,089   $
106,774   $        107,256
       Series 9                                    547,218
539,985            560,971
       Series 10                                   321,682
324,407            343,505
       Series 11                                   298,613
291,053            284,604
       Series 12                                   360,155
347,953            353,184
       Series 14                                   675,616
663,654            707,026
                                           ---------------
---------------    ---------------
                                          $      2,314,373   $
2,273,826   $      2,356,546
                                           ===============
===============    ===============

   General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership (formerly
   Boston Capital Communications Limited Partnership) during the years ended March 31, 1998, 1997 and 1996 charged to each series operations are as follows:

                                                1998               1997
1996
                                          ---------------
---------------    ---------------
       Series 7                          $          2,441   $
518   $            742
       Series 9                                    15,327
15,827             17,895
       Series 10                                   18,402
12,050             12,777
       Series 11                                   16,420
10,562             12,577
       Series 12                                   13,492
13,990             16,322
       Series 14                                   37,157
25,277             24,618
                                          ---------------
---------------    ---------------
                                         $        103,239   $
78,224   $         84,931
                                          ===============
===============    ===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   Accounts payable - affiliates at March 31, 1998 and 1997 represents general and administrative expenses, partnership management fees, and may include advances which are payable to Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 1998 and 1997, the partnership has limited partnership interests in operating limited partnerships which own operating apartment complexes. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1998 and 1997 by series are as follows:

                                                      1998 and 1997
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
                                                    ---------------
                                                                310
                                                    ===============

   Under the terms of the partnership s investment in each operating limited partnership, the partnership is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations.

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The contributions payable to operating limited partnerships at March 31, 1998 and 1997 by series are as follows:

                                                           1998
1997
                                                     ---------------
---------------
       Series 7                                    $               -      $
-
       Series 9                                                4,590
4,590
       Series 10                                                   -
-
       Series 11                                              22,528
27,528
       Series 12                                              11,405
11,405
       Series 14                                             329,894
343,575
                                                     ---------------
---------------
                                                   $         368,417      $
387,098
                                                     ===============
===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1998 are summarized as follows:

                                                                      Total

---------------
   Capital contributions paid and to be paid to operating
   limited partnerships, net of tax credit adjusters          $
133,483,117

   Acquisition costs of operating limited partnerships
22,387,381

   Cumulative distributions from operating limited
   partnerships
(433,776)

   Cumulative losses from operating limited partnerships
(94,596,745)

---------------
   Investment per balance sheet
60,839,977

   The partnership (has recorded) or has not recorded
   capital contributions to the operating limited
   partnerships during the year ended March 31, 1998,
   which (have not) have been included in the
   partnerships  capital accounts included in the
   operating limited partnerships  financial statements as
   of December 31, 1997 (See note A)
(2,619,980)

   The partnership has recorded acquisition costs at March
   31, 1998, which have not been recorded in the net
   assets of the operating limited partnerships (see note
   A)
(2,577,204)

   Cumulative losses from operating limited partnerships
   for the three months ended  March 31, 1998, which the
   operating limited partnerships have not included in
   their capital as of December 31, 1997 due to different
   year ends (see note A)
5,109,374

   Equity in loss of operating limited partnerships not
   recognizable under the equity method of accounting (see
   note A)
(9,596,954)

   The partnership has recorded low-income housing tax
   credit adjusters not recorded by operating partnerships
   (see note A)
1,524,819

   Other
97,038

---------------
   Equity per operating limited partnerships  combined
   financial statements                                       $
52,777,070

===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1998 are summarized as follows:

                                                            Series 7
Series 9           Series 10
                                                        ----------------
----------------   ----------------
   Capital contributions paid and to be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $      7,486,177   $
29,796,871   $     17,581,651

   Acquisition costs of operating limited
   partnerships                                               1,302,313
5,201,737          2,958,341

   Cumulative distributions from operating limited
   partnerships                                                  (2,258)
(43,005)           (23,359)

   Cumulative losses from operating limited
   partnerships                                              (7,300,906)
(24,133,896)       (12,305,174)
                                                        ---------------
---------------    ---------------
   Investment per balance sheet                               1,485,326
10,821,707          8,211,459

   The partnership (has recorded) or has not
   recorded capital contributions to the operating
   limited partnerships during the year ended March
   31, 1998, which (have not) have been included in
   the partnerships  capital accounts included in
   the operating limited partnerships  financial
   statements as of December 31, 1997 (see note A)               24,274
(339,406)           (11,530)

   The partnership has recorded acquisition costs at
   March 31, 1998, which have not been recorded in
   the net assets of the operating limited
   partnerships (see note A)                                   (461,143)
(185,244)            (9,836)

   Cumulative losses from operating limited
   partnerships for the three months ended March 31,
   1998, which the operating limited partnerships
   have not included in their capital as of December
   31, 1997 due to different year ends (see note A)             125,066
1,134,799            776,692

   Equity in loss of operating limited partnerships
   not recognizable under the equity method of
   accounting (see note A)                                   (2,854,029)
(2,967,867)        (1,137,095)

  The partnership has recorded low-income housing
   tax credit adjusters not recorded by operating
   limited partnerships (see note A)                            (11,992)
231,710             93,713

   Other                                                        (10,630)
38,185            (46,363)
                                                        ---------------
---------------    ---------------
   Equity per operating limited partnerships
   combined financial statements                       $     (1,703,128)  $
8,733,884   $      7,877,040
                                                        ===============
===============    ===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1998 are summarized as follows:

                                                            Series 11
Series 12          Series 14
                                                        ----------------
----------------    ---------------
   Capital contributions paid and to be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $     17,701,870   $
21,394,399   $     39,522,149

   Acquisition costs of operating limited
   partnerships                                               3,069,084
3,398,377          6,457,529

   Cumulative distributions from operating limited
   partnerships                                                (239,296)
(29,166)           (96,692)

   Cumulative losses from operating limited
   partnerships                                             (10,658,716)
(14,177,769)       (26,020,284)
                                                        ---------------
---------------    ---------------
   Investment per balance sheet                               9,872,942
10,585,841         19,862,702

   The partnership (has recorded) or has not
   recorded capital contributions to the operating
   limited partnerships during the year ended March
   31, 1998, which (have not) have been included in
   the partnerships  capital accounts included in
   the operating limited partnerships  financial
   statements as of December 31, 1997 (see note A)             (231,881)
(602,177)        (1,459,260)

   The partnership has recorded acquisition costs at
   March 31, 1998, which have not been recorded in
   the net assets of the operating limited
   partnerships (see note A)                                   (519,482)
(315,858)        (1,085,641)

   Cumulative losses from operating limited
   partnerships for the three months ended March 31,
   1998, which the operating limited partnerships
   have not included in their capital as of December
   31, 1997 due to different year ends (see note A)             721,702
613,706          1,737,409

   Equity in loss of operating limited partnerships
   not recognizable under the equity method of
   accounting (see note A)                                   (1,049,548)
(654,438)          (933,977)

  The partnership has recorded low-income housing
   tax credit adjusters not recorded by operating
   limited partnerships (see note A)                            106,366
148,948            956,074

   Other                                                        199,237
49,178           (132,569)
                                                        ---------------
---------------    ---------------
   Equity per operating limited partnerships
   combined financial statements                       $      9,099,336   $
9,825,200   $     18,944,738
                                                        ===============
===============    ===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

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

---------------
   Investment per balance sheet
69,472,764

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

   Equity in loss of operating limited partnerships not recognizable under the equity
   method of accounting (see note A)
(6,085,976)

   The partnership has recorded low-income housing tax credit adjusters not recorded by
   operating partnerships (see note A)
1,488,703

   Other
27,515

---------------
   Equity per operating limited partnerships  combined financial statements
$     64,966,480

===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                                            Series 7
Series 9           Series 10
                                                        ----------------
----------------   ----------------
   Capital contributions paid and to be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $      7,486,177   $
29,800,599   $     17,581,651

   Acquisition costs of operating limited
   partnerships                                               1,302,313
5,201,737          2,958,341

   Cumulative distributions from operating limited
   partnerships                                                  (2,258)
(39,615)           (18,328)

   Cumulative losses from operating limited
   partnerships                                              (7,014,865)
(22,434,111)       (11,297,069)
                                                        ---------------
---------------    ---------------
   Investment per balance sheet                               1,771,367
12,528,610          9,224,595

   The partnership (has recorded) or has not
   recorded capital contributions to the operating
   limited partnerships during the year ended March
   31, 1997, which (have not) have been included in
   the partnerships  capital accounts included in
   the operating limited partnerships  financial
   statements as of December 31, 1996 (see note A)               24,274
(345,499)           (11,530)

   The partnership has recorded acquisition costs at
   March 31, 1997, which have not been recorded in
   the net assets of the operating limited
   partnerships (see note A)                                   (461,143)
(185,244)            (9,836)

   Cumulative losses from operating limited
   partnerships for the three months ended March 31,
   1997, which the operating limited partnerships
   have not included in their capital as of December
   31, 1996 due to different year ends (see note A)             125,066
1,134,799            776,692

  Equity in loss of operating limited partnerships
   not recognizable under the equity method of
   accounting (see note A)                                   (2,420,144)
(2,029,532)          (633,921)

   The partnership has recorded low-income housing
   tax credit adjusters not recorded by operating
   limited partnerships (see note A)                            (11,992)
227,982             93,713

   Other                                                        (10,631)
38,661            (51,388)
                                                        ---------------
---------------    ---------------
   Equity per operating limited partnerships
   combined financial statements                       $       (983,203)  $
11,369,777   $      9,388,325
                                                        ===============
===============    ===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The partnership's investments in operating limited partnerships at March 31, 1997 are summarized as follows:

                                                            Series 11
Series 12          Series 14
                                                        ----------------
----------------   ---------------
   Capital contributions paid and to be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $     17,707,593   $
21,398,244   $     39,524,201

   Acquisition costs of operating limited
   partnerships                                               3,069,084
3,398,377          6,457,529

   Cumulative distributions from operating limited
   partnerships                                                (229,296)
(22,851)           (77,422)

   Cumulative losses from operating limited
   partnerships                                              (9,461,406)
(12,827,522)       (22,988,339)
                                                        ---------------
---------------    ---------------
   Investment per balance sheet                              11,085,975
11,946,248         22,915,969

   The partnership (has recorded) or has not
   recorded capital contributions to the operating
   limited partnerships during the year ended March
   31, 1997, which (have not) have been included in
   the partnerships  capital accounts included in
   the operating limited partnerships  financial
   statements as of December 31, 1996 (see note A)             (163,881)
(600,610)        (1,371,449)

   The partnership has recorded acquisition costs at
   March 31, 1997, which have not been recorded in
   the net assets of the operating limited
   partnerships (see note A)                                   (519,483)
(315,858)        (1,085,641)

   Cumulative losses from operating limited
   partnerships for the three months ended March 31,
   1997, which the operating limited partnerships
   have not included in their capital as of December
   31, 1996 due to different year ends (see note A)             721,702
613,706          1,737,409

  Equity in loss of operating limited partnerships
   not recognizable under the equity method of
   accounting (see note A)                                     (488,932)
(203,956)          (309,491)

   The partnership has recorded low-income housing
   tax credit adjusters not recorded by operating
   limited partnerships (see note A)                            100,643
148,948            929,409

   Other                                                        199,264
15,446           (163,837)
                                                        ---------------
---------------    ---------------
   Equity per operating limited partnerships
   combined financial statements                       $     10,935,288   $
11,603,924   $     22,652,369
                                                        ===============
===============    ===============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows

                                        COMBINED SUMMARIZED BALANCE SHEETS

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
                     ASSETS

   Buildings and improvements, net of
      accumulated depreciation                 $  490,567,380  $
20,683,120  $   95,427,592  $   59,805,436

   Land                                            31,344,813
1,871,570       6,035,503       4,073,162

   Other assets                                    37,442,703
1,560,626       6,800,768       6,299,213
                                                -------------
-------------   -------------   -------------
                                               $  559,354,896  $
24,115,316  $  108,263,863  $   70,177,811
                                                =============
=============   =============   =============

        LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable     $  418,158,409  $
19,437,579  $   87,183,047  $   56,450,825

   Accounts payable and accrued expenses           11,890,156
2,555,081       3,575,180         680,340

   Other liabilities                               31,438,442
2,081,135       7,466,222       2,759,457
                                                -------------
-------------   -------------   -------------
                                                  461,487,007
24,073,795      98,224,449      59,890,622
                                                -------------
-------------   -------------   -------------
   PARTNERS  CAPITAL

      Boston Capital Tax Credit Fund II
          Limited Partnership                      52,777,070
(1,703,128)      8,733,884       7,877,040

      Other partners                               45,090,819
1,744,649       1,305,530       2,410,149
                                                -------------
-------------   -------------   -------------
                                                   97,867,889
41,521      10,039,414      10,287,189
                                                -------------
-------------   -------------   -------------
                                               $  559,354,896  $
24,115,316  $  108,263,863  $   70,177,811
                                                =============
=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows:

                                  COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED

                                                                  Series 11
Series 12       Series 14

-------------   -------------   -------------
                      ASSETS

   Buildings and improvements, net of
      accumulated depreciation                                 $
59,638,023  $   87,252,862  $  167,760,347

   Land
3,234,637       5,010,480      11,119,461

   Other assets
5,707,901       5,639,803      11,434,392

-------------   -------------   -------------
                                                               $
68,580,561  $   97,903,145  $  190,314,200

=============   =============   =============

        LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable                     $
51,903,045  $   67,131,203  $  136,052,710

   Accounts payable and accrued expenses
1,568,909       1,612,020       1,898,626

   Other liabilities
2,458,523       5,779,176      10,893,929

-------------   -------------   -------------

55,930,477      74,522,399     148,845,265

-------------   -------------   -------------
   PARTNERS  CAPITAL

      Boston Capital Tax Credit Fund II
          Limited Partnership
9,099,336       9,825,200      18,944,738

      Other partners
3,550,748      13,555,546      22,524,197

-------------   -------------   -------------

12,650,084      23,380,746      41,468,935

-------------   -------------   -------------
                                                               $
68,580,561  $   97,903,145  $  190,314,200

=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:

                                  COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED

                                                     Total         Series 7
Series 9        Series 10
                                                --------------
-------------  --------------   -------------
                      ASSETS

   Buildings and improvements, net of
      accumulated depreciation                 $  510,675,769  $
21,619,257  $   99,459,012  $   62,471,017

   Land                                            31,448,023
1,871,570       6,043,933       4,072,051

   Other assets                                    34,514,735
1,644,350       6,332,153       5,383,804
                                                -------------
-------------   -------------   -------------
                                               $  576,638,527  $
25,135,177  $  111,835,098  $   71,926,872
                                                =============
=============   =============   =============

        LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable     $  419,841,875  $
19,725,342  $   87,607,507  $   56,111,510

   Accounts payable and accrued expenses           11,357,882
2,127,882       3,136,395         861,747

   Other liabilities                               30,564,306
2,029,817       7,340,235       2,792,063
                                                -------------
-------------   -------------   -------------
                                                  461,764,063
23,883,041      98,084,137      59,765,320
                                                -------------
-------------   -------------   -------------
   PARTNERS  CAPITAL

      Boston Capital Tax Credit Fund II
          Limited Partnership                      64,966,480
(983,203)     11,369,777       9,388,325

      Other partners                               49,907,984
2,235,339       2,381,184       2,773,227
                                                -------------
-------------   -------------   -------------
                                                  114,874,464
1,252,136      13,750,961      12,161,552
                                                -------------
-------------   -------------   -------------
                                               $  576,638,527  $
25,135,177  $  111,835,098  $   71,926,872
                                                =============
=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:

                                  COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED

                                                                   Series
11       Series 12       Series 14

--------------  --------------  --------------
                      ASSETS

   Buildings and improvements, net of
      accumulated depreciation                                 $
62,414,776  $   90,721,825  $  173,989,882

   Land
3,239,961       5,011,397      11,209,111

   Other assets
5,433,275       5,149,548      10,571,605

-------------   -------------   -------------
                                                               $
71,088,012  $  100,882,770  $  195,770,598

=============   =============   =============

        LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable                     $
52,099,557  $   66,926,828  $  137,371,131

   Accounts payable and accrued expenses
1,669,503       1,582,294       1,980,061

   Other liabilities
2,525,818       5,847,967      10,028,406

-------------   -------------   -------------

56,294,878      74,357,089     149,379,598

-------------   -------------   -------------
   PARTNERS  CAPITAL

      Boston Capital Tax Credit Fund II
          Limited Partnership
10,935,288      11,603,924      22,652,369

      Other partners
3,857,846      14,921,757      23,738,631

-------------   -------------   -------------

14,793,134      26,525,681      46,391,000

-------------   -------------   -------------
                                                               $
71,088,012  $  100,882,770  $  195,770,598

=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows:

                                   COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                           Year ended December 31, 1997

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
   Revenue
      Rental                                   $   60,866,377  $
3,005,781  $   11,454,200  $    8,322,402
      Interest and other                            3,044,223
127,508         894,873         450,055

      Gain on extinguishment of debt                        -
-               -               -
                                                -------------
-------------   -------------   -------------
                                                   63,910,600
3,133,289      12,349,073       8,772,457
                                                -------------
-------------   -------------   -------------
   Expenses
      Interest                                     23,080,731
1,212,064       4,653,093       2,836,343

      Depreciation and amortization                21,881,301
1,006,534       4,392,318       2,876,203

      Taxes and insurance                           7,907,163
393,005       1,657,582       1,171,139

      Repairs and maintenance                       9,379,705
596,308       1,688,160       1,251,379
      Operating expenses                           17,506,671
981,168       3,281,675       2,311,856
      Impairment loss                                       -
-               -               -
      Other expenses                                1,645,450
58,827         395,456         185,945
                                                -------------
-------------   -------------   -------------
                                                   81,401,021
4,247,906      16,068,284      10,632,865
                                                -------------
-------------   -------------   -------------
             NET LOSS                          $  (17,490,421) $
(1,114,617) $   (3,719,211) $   (1,860,408)
                                                =============
=============   =============   =============
   Net loss allocated to Boston Capital Tax
      Credit Fund II Limited Partnership*      $  (12,084,411) $
(719,926) $   (2,638,120) $   (1,511,279)
                                                =============
=============   =============   =============

   Net loss allocated to other partners        $   (5,406,010) $
(394,691) $   (1,081,091) $     (349,129)
                                                =============
=============   =============   =============

  *  Amounts   include  $433,885,  $938,335,  $503,174,  $560,616,
      $450,482 and $624,486 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows:

                             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED

                                           Year ended December 31, 1997

                                                                   Series
11       Series 12       Series 14

-------------   -------------   -------------
   Revenue
      Rental                                                   $
7,846,610  $    9,757,092  $   20,480,292
      Interest and other
359,822         418,119         793,846

      Gain on extinguishment of debt
-               -               -

-------------   -------------   -------------

8,206,432      10,175,211      21,274,138

-------------   -------------   -------------
   Expenses
      Interest
2,794,082       3,550,707       8,034,442

      Depreciation and amortization
2,983,261       3,753,430       6,869,555

      Taxes and insurance
1,022,372       1,291,332       2,371,733

      Repairs and maintenance
1,204,789       1,499,444       3,139,625

      Operating expenses
2,175,920       2,925,854       5,830,198
      Impairment loss
-               -               -
      Other expenses
87,129         298,739         619,354

-------------   -------------   -------------

10,267,553      13,319,506      26,864,907

-------------   -------------   -------------
             NET LOSS                                          $
(2,061,121) $   (3,144,295) $   (5,590,769)

=============   =============   =============

   Net income (loss) allocated to Boston
      Capital Tax Credit Fund II Limited
      Partnership*                                             $
(1,757,926) $   (1,800,729) $   (3,656,431)

=============   =============   =============

   Net loss allocated to other partners                        $
(303,195) $   (1,343,566) $   (1,934,338)

=============   =============   =============

  *  Amounts   include  $433,885,  $938,335,  $503,174,  $560,616,
      $450,482 and $624,486 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:

                                   COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                           Year ended December 31, 1996

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
   Revenue
      Rental                                   $   58,961,658  $
2,949,168  $   11,010,403  $    8,155,351
      Interest and other                            2,411,868
148,591         502,216         354,109

      Gain on extinguishment of debt               16,082,731
7,086,275               -               -
                                                -------------
-------------   -------------   -------------
                                                   77,456,257
10,184,034      11,512,619       8,509,460
                                                -------------
-------------   -------------   -------------
   Expenses
      Interest                                     22,585,425
1,248,725       4,353,890       2,731,337

      Depreciation and amortization                24,446,031
1,659,202       4,572,101       2,886,971

      Taxes and insurance                           7,813,912
394,466       1,694,007       1,133,757

      Repairs and maintenance                       8,456,129
497,519       1,546,652       1,108,104
      Operating expenses                           17,164,115
928,994       3,309,520       2,282,111
      Impairment loss                              21,537,150
10,768,575       2,344,000               -
      Other expenses                                1,611,433
153,563         222,707         203,371
                                                -------------
-------------   -------------   -------------
                                                  103,614,195
15,651,044      18,042,877      10,345,651
                                                -------------
-------------   -------------   -------------
             NET LOSS                          $  (26,157,938) $
(5,467,010) $   (6,530,258) $   (1,836,191)
                                                =============
=============   =============   =============

   Net loss allocated to Boston Capital Tax
      Credit Fund II Limited Partnership*      $  (15,273,526) $
(3,057,372) $   (4,374,517) $   (1,578,005)
                                                =============
=============   =============   =============

   Net loss allocated to other partners        $  (10,884,412) $
(2,409,638) $   (2,155,741) $     (258,186)
                                                =============
=============   =============   =============

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

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 in which series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:

                             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED

                                           Year ended December 31, 1996

                                                                   Series
11       Series 12       Series 14

-------------   -------------   -------------
   Revenue
      Rental                                                   $
7,651,444  $    9,513,804  $   19,681,488
      Interest and other
323,198         381,167         702,587

      Gain on extinguishment of debt
1,910,181               -       7,086,275

-------------   -------------   -------------

9,884,823       9,894,971      27,470,350

-------------   -------------   -------------
   Expenses
      Interest
2,824,169       3,670,176       7,757,128

      Depreciation and amortization
2,979,535       4,341,452       8,006,770

      Taxes and insurance
996,614       1,282,895       2,312,173

      Repairs and maintenance
1,016,852       1,305,890       2,981,112

      Operating expenses
2,041,473       2,817,436       5,784,581
      Impairment loss
-               -       8,424,575
      Other expenses
113,355         320,894         597,543

-------------   -------------   -------------

9,971,998      13,738,743      35,863,882

-------------   -------------   -------------
             NET LOSS                                          $
(87,175) $   (3,843,772) $   (8,393,532)

=============   =============   =============

   Net income (loss) allocated to Boston
      Capital Tax Credit Fund II Limited
      Partnership*                                             $
179,458  $   (2,108,851) $   (4,334,239)

=============   =============   =============

   Net loss allocated to other partners                        $
(266,633) $   (1,734,921) $   (4,059,293)

=============   =============   =============

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

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
             TAX RETURN

   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
   Net income (loss) for financial reporting
      purposes, March 31, 1998                 $  (11,313,561) $
(421,474) $   (2,299,343) $   (1,391,350)

   Operating limited partnership rents
      received in advance                               8,213
(2,682)          9,078          (1,127)

   Partnership management fees not recognized
      for tax purposes                              2,509,932
113,148         575,784         355,512

   Tax exempt interest income                               -
-               -               -

   Other                                             (802,323)
187,685        (250,638)        (25,546)

   Operating limited partnership loss not
      allowed for financial reporting under
      equity method of accounting                  (3,510,977)
(433,884)       (938,335)       (503,174)

   Excess of tax depreciation over book
      depreciation on operating limited
      partnership assets                           (1,880,059)
(260,145)       (342,599)       (126,715)

   Difference due to fiscal year for book
      purposes and calendar year for tax
      purposes                                         28,560
(84)          5,231           5,525

   Impairment loss not recognized for tax
      purposes                                              -
-               -               -
                                                -------------
-------------   -------------   -------------

   Income (loss) for tax return purposes,
      December 31, 1997                        $  (14,960,215) $
(817,436) $   (3,240,822) $   (1,686,875)
                                                =============
=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                                   Series
11       Series 12       Series 14

-------------   -------------   -------------
   Net income (loss) for financial reporting
      purposes, March 31, 1998                                 $
(1,549,286) $   (1,794,581) $   (3,857,527)

   Operating limited partnership rents
      received in advance
(138)         (1,742)          4,824

   Partnership management fees not recognized
      for tax purposes
325,680         383,268         756,540

   Tax exempt interest income
-               -               -

   Other
50,360        (164,594)       (599,590)

   Operating limited partnership loss not
      allowed for financial reporting under
      equity method of accounting
(560,616)       (450,482)       (624,486)

   Excess of tax depreciation over book
      depreciation on operating limited
      partnership assets
(162,458)       (393,680)       (594,462)

   Difference due to fiscal year for book
      purposes and calendar year for tax
      purposes
(768)          1,677          16,979

   Impairment loss not recognized for tax
      purposes
-               -               -

-------------   -------------   -------------

   Income (loss) for tax return purposes,
      December 31, 1997                                        $
(1,897,226) $   (2,420,134) $   (4,897,722)

=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
   Net income (loss) for financial reporting
      purposes, March 31, 1997                 $  (13,090,940) $
(1,259,510) $   (3,246,263) $   (1,541,522)

   Operating limited partnership rents
      received in advance                             (68,776)
174         (54,803)         (2,360)

   Partnership management fees not recognized
      for tax purposes                              2,538,800
113,700         589,293         371,400

   Tax exempt interest income                        (105,477)
-               -               -

   Other                                            3,285,917
3,040,622               -         (66,003)

   Operating limited partnership loss not
      allowed for financial reporting under
      equity method of accounting                  (4,808,528)
(1,931,030)     (1,713,703)       (411,077)

   Excess of tax depreciation over book
      depreciation on operating limited
      partnership assets                           (1,539,602)
(42,774)       (265,391)       (141,482)

   Difference due to fiscal year for book
      purposes and calendar year for tax
      purposes                                        675,015
868       1,491,187         (21,904)

   Impairment loss not recognized for tax
      purposes                                      6,953,234
2,873,020       1,031,360               -
                                                -------------
-------------   -------------   -------------

   Income (loss) for tax return purposes,
      December 31, 1996                        $   (6,160,357) $
2,795,070  $   (2,168,320) $   (1,812,948)
                                                =============
=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


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

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
   Net loss for financial reporting purposes,
      March 31, 1996                           $  (15,778,936) $
(1,000,832) $   (3,380,626) $   (1,829,903)

   Operating limited partnership rents
      received in advance                               4,661
513           4,102          (3,976)

   Partnership management fees not recognized
      for tax purposes                              2,312,283
107,256         540,717         316,814

   Tax exempt interest income                               -
-               -               -

   Other                                              570,416
-        (187,432)          3,814

   Operating limited partnership loss not
      allowed for financial reporting under
      equity method of accounting                    (911,232)
(219,621)       (290,086)       (166,196)

   Excess of tax depreciation over book
      depreciation on operating limited
      partnership assets                           (1,542,117)
(1,944)       (275,324)       (149,140)

   Difference due to fiscal year for book
      purposes and calendar year for tax
      purposes                                       (526,463)
267,998      (1,124,860)         66,095
                                                -------------
-------------   -------------   -------------

   Income (loss) for tax return purposes,
      December 31, 1995                        $  (15,871,388) $
(846,630) $   (4,713,509) $   (1,762,492)
                                                =============
=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                                                   Series
11       Series 12       Series 14

-------------   -------------   -------------
   Net loss for financial reporting purposes,
      March 31, 1996                                           $
(1,960,877) $   (2,611,578) $   (4,995,120)

   Operating limited partnership rents
      received in advance
(1,745)         (2,053)          7,820

   Partnership management fees not recognized
      for tax purposes
293,577         351,469         707,026

   Tax exempt interest income
-               -               -

   Other
146,439         (44,593)        652,188

   Operating limited partnership loss not
      allowed for financial reporting under
      equity method of accounting
(83,193)        (34,870)       (117,266)

   Excess of tax depreciation over book
      depreciation on operating limited
      partnership assets
(174,075)       (191,560)       (750,074)

   Difference due to fiscal year for book
      purposes and calendar year for tax
      purposes
97,950          40,806         120,972

-------------   -------------   -------------

   Income (loss) for tax return purposes,
      December 31, 1995                                        $
(1,681,924) $   (2,492,379) $   (4,374,454)

=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
   Investment in operating limited
      partnerships - tax return December 31,
      1997                                     $   54,366,018  $
3,699,459  $    8,224,889  $    6,955,886

   Add back losses not recognized under the
      equity method                                 9,596,954
2,854,029       2,967,867       1,137,095

   Historic tax credits                             5,105,527
1,819,802         240,250               -

   Less share of loss - three months ended
      March 31, 1998                               (5,109,374)
(125,066)     (1,134,799)       (776,692)

   Impairment loss not recognized for tax
      purposes                                     (6,953,234)
(2,873,020)     (1,031,360)              -

   Other                                            3,834,086
(3,889,878)      1,554,860         895,170
                                                -------------
-------------   -------------   -------------

   Investment in operating limited
      partnerships - as reported, March 31,
      1998                                     $   60,839,977  $
1,485,326  $   10,821,707  $    8,211,459
                                                =============
=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                                   Series
11       Series 12       Series 14

-------------   -------------   -------------
   Investment in operating limited
      partnerships - tax return December 31,
      1997                                                     $
7,937,986  $    8,896,024  $   18,651,774

   Add back losses not recognized under the
      equity method
1,049,548         654,438         933,977

   Historic tax credits
1,281,688               -       1,763,787

   Less share of loss - three months ended
      March 31, 1998
(721,702)       (613,706)     (1,737,409)

   Impairment loss not recognized for tax
      purposes
-               -      (3,048,854)

   Other
325,422       1,649,085       3,299,427

-------------   -------------   -------------

   Investment in operating limited
      partnerships - as reported, March 31,
      1998                                                     $
9,872,942  $   10,585,841  $   19,862,702

=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                                     Total         Series 7
Series 9        Series 10
                                                -------------
-------------   -------------   -------------
   Investment in operating limited
      partnerships - tax return December 31,
      1996                                     $   69,234,722  $
4,494,526  $   11,455,941  $    8,620,851

   Add back losses not recognized under the
      equity method                                 6,085,976
2,420,144       2,029,532         633,921

   Historic tax credits                             5,105,527
1,819,802         240,250               -

   Less share of loss - three months ended
      March 31, 1997                               (5,109,374)
(125,066)     (1,134,799)       (776,692)

   Impairment loss not recognized for tax
      purposes                                     (6,953,234)
(2,873,020)     (1,031,360)              -

   Other                                            2,276,072
(3,965,022)        969,046       1,913,443
                                                -------------
-------------   -------------   -------------

   Investment in operating limited
      partnerships - as reported, March 31,
      1997                                     $   70,639,689  $
1,771,364  $   12,528,610  $   10,391,523
                                                =============
=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996


NOTE  D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
              TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                                                   Series
11       Series 12       Series 14

-------------   -------------   -------------
   Investment in operating limited
      partnerships - tax return December 31,
      1996                                                     $
9,891,906  $   11,264,295  $   23,507,203

   Add back losses not recognized under the
      equity method
488,932         203,956         309,491

   Historic tax credits
1,281,688               -       1,763,787

   Less share of loss - three months ended
      March 31, 1997
(721,702)       (613,706)     (1,737,409)

   Impairment loss not recognized for tax
      purposes
-               -      (3,048,854)

   Other
145,151       1,091,703       2,121,751

-------------   -------------   -------------

   Investment in operating limited
      partnerships - as reported, March 31,
      1997                                                     $
11,085,975  $   11,946,248  $   22,915,969

=============   =============   =============

        Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7,9 through 12, and 14

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    March 31, 1998, 1997 and 1996

NOTE E - CASH EQUIVALENTS

   Cash equivalents of $661,174 and $1,680,747 as of March 31, 1998 and 1997, respectively, include tax-exempt sweep accounts, certificates of deposit, and money market accounts with interest at rates ranging 2.25% to 5.3% per annum.

NOTE F - NOTES RECEIVABLE

   Notes receivable at March 31, 1998 and 1997, consist of advance installments of capital contributions and/or advances made to operating limited partnerships of $604,695 and $603,920, respectively. The Series 12 notes, $61,111 and $60,336 at March 31, 1998 and 1997, respectively, are noninterest bearing and due on demand. The Series 14 notes, $543,584 and $583,584 at March 31, 1998 and 1997, respectively, are noninterest bearing and due on demand. The prime rate was 8.5% and 8.5% at March 31, 1998 and 1997, respectively. The carrying value of the notes receivable approximates fair value.

NOTE G - INVESTMENTS HELD TO MATURITY

   Investments held to maturity at March 31, 1998 and 1997, consist of certificates of deposit totaling $917,497 and $-0-, respectively. The certificates of deposit mature within the next 12 months with interest rates ranging from 5.30% to 5.65% per annum.

NOTE H - CONTINGENCY

   Woodfield Commons is in receipt of a 60-Day letter issued by the IRS stating that the partnership has not met certain IRC Section 42 requirements. The finding was the result of an IRS audit of the partnerships tenant files. The IRS has proposed an adjustment that would disallow the partnership from utilizing certain past or future credits. The Operating General Partner and its Counsel are in the process of filing an appeal to the findings of the IRS, and do not anticipate an outcome that will have a material effect on the financial statements and accordingly, no adjustment has been made in accompanying finan-cial statements.



                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                         Subsequent
                          Initial       capitalized     Gross amount at which
                       cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land   provemnts      Total
ciation   Date    Date    Life
-------------------------------------------------------------------------------------
--------------------------------------
Bowditch
School     1,630,968    65,961  4,818,466     75,906     65,961   4,894,372
4,960,333   1,232,873  12/89  12/89       34

Briarwood
Apts LP      624,427    44,500    747,246     24,268     44,500     771,514
816,014     263,591  12/89  12/89   5-27.5

Buckner
Prop LP      619,396    27,500    771,030     16,550     27,500     787,580
815,080     284,640   3/89  12/89   5-27.5

Creekside  1,091,361    89,016  1,290,616     (4,390)a   89,016   1,286,226
1,375,242     179,844   9/89   6/89   5-27.5

Deer Hill
II LP      1,479,045   103,000  1,424,556    337,809    103,000   1,762,365
1,865,365     581,072   5/89   2/90   5-27.5

Hillandale 3,152,333   601,653  4,198,973  1,816,091    601,653   6,015,064
6,616,717   1,913,880   1/90  12/89   5-27.5

King City
Elderly    1,658,088   175,000  2,549,870     48,271    175,000   2,598,141
2,773,141     739,823  11/89   6/90     27.5

Lebanon
Prop II LP   573,502     3,000    730,187      9,536      3,000     739,723
742,723     255,429   7/89  12/89   5-27.5
                                                           F-71

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Metropole
Apts
Assoc      2,194,490    82,800  2,621,625     51,040     82,800   2,672,665
2,755,465     772,853  12/89  12/89     27.5

New
Holland
Apts         951,963    80,000  3,269,700 (2,279,307)b   80,000     990,393
1,070,393     836,335   8/90   5/90       35

Oak Grove
Estates
LP           485,264    15,200    597,465     11,344     15,200     608,809
624,009     211,603   9/89  12/89     27.5

Oakview
LTD        1,128,782    35,280  1,375,820     82,393     35,280   1,458,213
1,493,493     363,711  10/89  12/89       40

Rosenberg
Hotel      1,824,673   452,000  7,434,335 (5,259,335)b  415,000   2,175,000
2,590,000      62,143   1/92   2/90     27.5

Westwood   1,413,403    96,600  1,355,174    354,965     96,660   1,710,139
1,806,799     567,359   7/90   7/90   5-27.5
Winfield
Prop II
LP          609,884     37,000    735,086      9,919     37,000     745,005
782,005     266,933   5/89  12/89   5-27.5
         ----------  --------- ----------  ---------  ---------  ----------   --
--------   ---------
         19,437,579  1,908,510 33,920,149 (4,704,940) 1,871,570  29,215,209
31,086,779   8,532,089
         ==========  ========= ==========  =========  =========  ==========
==========   =========
                                                          F-72

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

a - Decrease due to a reallocation of acquisition costs.
b - Decrease due to building impairment in year ended December 31, 1996.

**There were no carrying costs as of December 31, 1997. The column has been ommitted for presentation purposes.




























                                                           F-73



Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7
Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 41,816,362
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,735,711
    Other.............................................          0
                                                       ----------
                                                                 $  1,735,711

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 43,552,073

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    147,543
    Other.............................................          0
                                                       ----------
                                                                 $    147,543
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 43,699,616
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     58,462
    Other.............................................          0
                                                       ----------
                                                                 $     58,462

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (261,992)
                                                       ----------
                                                                 $   (261,992)
                                                                  -----------
Balance at close of period - 03/31/95............................$ 43,496,086
                                            F-74
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95.........................$ 43,496,086

  Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................      26,794
    Other.........................................           0
                                                   -----------
                                                              $     26,794
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/96.........................$ 43,522,880

 Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................           0
    Other.........................................           0
                                                   -----------
                                                              $          0
  Deductions during period:
    Cost of real estate sold......................$          0
    Other......................................... (12,480,477)
                                                   -----------
                                                              $(12,480,477)
                                                               -----------
Balance at close of period - 03/31/97.........................$ 31,042,403

 Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................      44,376
    Other.........................................           0
                                                   -----------
                                                              $     44,376
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $          0
                                                              ------------
Balance at close of period - 03/31/98........................ $ 31,086,779
                                                    ============
                                         F-75
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund II Limited Partnership - Series 7

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

Balance at close of period - 3/31/93............................$ 3,672,377
  Current year expense................................$1,436,830
                                                       ---------

Balance at close of period - 3/31/94............................$ 5,109,207
  Current year expense................................$1,391,094
                                                       ---------

Balance at close of period - 3/31/95............................$ 6,500,301
  Current year expense................................$1,384,980
                                                       ---------

Balance at close of period - 3/31/96............................$ 7,885,281
  Current year expense................................$ (333,705)
                                                       ---------

Balance at close of period - 3/31/97............................$ 7,551,576
Current year expense................................$  980,513
                                                       ---------

Balance at close of period - 3/31/98............................$ 8,532,089
                                                                 ==========














                                        F-76

S>

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
438 Warren
St.          721,934    45,972  1,177,081     35,005     45,972   1,212,086
1,258,058     358,653   5/90   3/90       28

Beaver
Brook      1,185,213   135,070  1,395,155      3,197    135,070   1,398,352
1,533,422     470,293   5/90   4/90     27.5

Big Lake
Seniors      560,504    27,804    732,961          0     27,804     732,961
760,765      47,019   6/95   4/94   5-27.5

Blakely      947,599    50,000  1,159,403     27,320     50,000   1,186,723
1,236,723     366,399   5/90   5/90   5-27.5

Blanco Sr    519,876    40,147    679,816          0     40,147     679,816
719,963      57,347   9/94  12/93     7-40

Blooming-
dale       1,481,407   100,338  1,771,660      7,676    100,338   1,779,336
1,879,674     552,945   3/90   5/90   5-27.5

Breeze-
wood       1,429,634   114,000  1,784,173      4,415    114,000   1,788,588
1,902,588     539,922   5/90   5/90   7-27.5

Brooklyn   1,108,471     9,000  1,416,895     52,159      9,000   1,469,054
1,478,054     339,062   5/90   5/90   5-27.5
                                                          F-77


                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Calif.
Inv.V      5,418,004   401,411 10,661,108     165,384    401,411  10,826,492
11,227,903   2,375,835   3/90   3/90       35

Cambridge  1,135,178    99,974  1,381,815       2,550     99,974   1,384,365
1,484,339     434,994   1/90   4/90   7-27.5
Cedar
Rapids     4,401,632   294,600  7,692,319     188,094    294,600   7,880,413
8,175,013   2,297,547   6/90   4/90   7-27.5

Corinth    1,491,978    53,351  1,865,231      62,186     53,351   1,927,417
1,980,768     587,077   2/90   4/90   5-27.5

Cotton Mill
Assoc.     1,482,385    75,000  1,730,384      17,491     75,000   1,747,875
1,822,875     248,660   7/93  10/92   5-27.5

Fawn
River      3,701,144    77,000  4,396,993     489,476     77,000   4,886,469
4,963,469   1,304,769  10/90  10/90     27.5

Fountain
Green        724,343    68,134    880,440       2,995     68,134     883,435
951,569     255,451   5/90   6/90     27.5

Glenwood
Hotel        744,109    25,000  1,128,486      10,400     25,000   1,138,886
1,163,886     341,870   6/90   6/90   7-27.5

Greenwich  1,484,611    85,197  1,862,476      24,090     85,197   1,886,566
1,971,763     572,953   2/90   4/90   5-27.5

Grifton    1,259,126    35,393  1,170,847     367,089     35,393   1,537,936
1,573,329     166,082   2/94   9/93   7-27.5


                                                         F-78
                               Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-  struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation  Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Hacienda
Villa      3,911,182   233,165  7,304,446    154,995    233,165   7,459,441
7,692,606   1,521,157   1/90   4/90       40

Haines
City       1,440,156   100,000  1,709,218     10,512    100,000   1,719,730
1,819,730     551,174   2/90   4/90     27.5

Hernando   1,486,882    70,000  1,975,766      8,818     70,000   1,984,584
2,054,584     607,098   7/90   6/90     27.5

Hobe
Sound      2,801,426   261,000  3,482,634     29,920    261,000   3,512,554
3,773,554   1,070,971   4/90   4/90     27.5

Immokalee  2,194,651   160,000  2,732,134     10,354    160,000   2,742,488
2,902,488     617,119   5/90   5/90   7-27.5

Kristin
Park       1,392,250   117,179  1,694,459     34,906    117,179   1,729,365
1,846,544     376,065   6/90   3/90     27.5

Le Grande
Enterprise 1,741,818    13,090  2,232,493          0     67,500   2,232,493
2,299,993     216,469  10/93  11/92     5-50

Long-
meadow     1,482,082    95,000  1,765,749      8,181     95,000   1,773,930
1,868,930     354,324   8/90   8/90    10-40

Maywood    1,502,617    53,000  1,961,139      5,614     53,000   1,966,753
2,019,753     576,460   7/90   3/90   5-27.5

Meadow
run          640,656    44,400    784,163      6,398     44,400     790,561
834,961     244,095   5/90   5/90     27.5
                                                          F-79
                               Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-   Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Meadow-
crest      2,896,927   286,065  4,982,274     36,756    286,065   5,019,030
5,305,095   1,588,612  10/90   9/90   5-27.5

Newfane
Senior       992,883    30,000  1,211,708      9,050     30,000   1,220,758
1,250,758     278,365   9/92  10/92   5-27.5

New
Holland      951,963    80,000  3,269,700 (2,279,307)b   80,000     990,393
1,070,393     836,335   8/90   5/90   5-27.5

Old
Stage      1,266,317    39,840  1,517,419      6,830     39,840   1,524,249
1,564,089     453,308   9/90   5/90     27.5

Pedcor
Invest.    3,214,268   170,435  6,211,383    (1,817)a   170,435   6,209,566
6,380,001   1,267,816   4/90   3/90     27.5

Pleasanton
Sr           623,730    40,000    813,308          0     40,000     813,308
853,308      107,067   7/93  12/93       40

Polkton
Housing      645,313    25,038    754,785          0     25,038     754,785
779,823     180,538  12/93   1/94   5-27.5

Princess
Manor      1,493,133    57,066  1,869,314      7,059     57,066   1,876,373
1,933,439     578,176   8/90   6/90   5-27.5

Princess
Villas     1,492,136    63,104  1,786,927      8,009     63,104   1,794,936
1,858,040     543,041   8/90   6/90   5-27.5
F-80

                                Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Putney
First      1,422,624   128,800  1,804,424    (10,683)   128,800   1,793,741
1,922,541     231,696   5/93  12/92   5-27.5

Quail Hollow
RRH        1,471,814   100,000  1,861,652      4,796    100,000   1,866,448
1,966,448     595,251   1/90   5/90     27.5

Quail Hollow
Warsaw     1,406,357    33,500  1,747,578      8,435     33,500   1,756,013
1,789,513     341,554   9/90   7/90     7-40

Rainbow
Gardens    1,218,609    70,000  1,450,989        803     70,000   1,451,792
1,521,792     267,792   6/93  12/92   7-27.5

Raitt
St. Apts.    800,404   270,281  1,221,755          0    270,281   1,221,755
1,492,036     194,357   8/93   5/93   5-27.5

School
St. II       804,966    37,622  1,585,434      3,793     37,622   1,589,227
1,626,849     291,773   6/93   6/93   7-27.5

South
Paris
Housing    1,490,168    65,000  1,853,831   (176,840)   242,301   1,676,991
1,919,292     341,433  10/92  11/92   5-27.5

South-
western    1,427,651    30,000  1,766,094     17,303     30,000   1,783,397
1,813,397     553,715   5/90   5/90   7-27.5


                                                                   F-81

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Spring-
field      3,830,348   775,955   4,177,205  5,474,378    775,955   9,651,583
10,427,538   2,278,171   6/91   6/90   5-27.5

Sunshine   1,472,029   127,000   1,729,289     36,923    117,000   1,766,212
1,883,212     499,581  11/90   9/90   5-27.5

Surry
Village II   776,903    60,000     938,244      2,475     50,718     940,719
991,437     302,263   1/90   5/90   5-27.5

Tappa-
hannock
Green      1,507,692   122,500   1,703,483          0    122,500   1,703,483
1,825,983     275,706   5/94   3/94   5-27.5

Twin
Oaks       1,140,589    53,636   1,397,601      (128)     53,636   1,397,473
1,451,109     427,359   5/90   5/90   5-27.5

Village
Oaks         751,472    42,140     884,614      4,022     42,140     888,636
930,776     266,560   2/90   6/90   5-27.5

Warrens-
burg         793,526    32,000     991,475      9,572     32,000   1,001,047
1,033,047     351,813   4/90   4/90   5-27.5

Westside   2,434,577    25,000   4,022,240    (45,749)a   25,000   3,976,491
4,001,491   1,045,829  12/90   6/90   5-27.5


                                                       F-82
                            Boston Capital Tax Credit Fund II Limited
Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Westwood  1,413,403    96,660    1,690,074     18,495     98,230    1,708,569
1,806,799     567,359   7/90   7/90    27.5

Wilming-
ton       1,052,377    75,637    1,293,362     (5,865)a   75,637    1,287,497
1,363,134     378,269   8/90   8/90    27.5
         ---------- ---------  -----------  ---------  ---------  -----------  -
----------  ----------
         87,183,047 5,821,504  123,065,606  4,857,535  6,035,503  127,923,141
133,958,644  32,495,549
         ========== =========  ===========  =========  =========  ===========
===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
a - Decrease due to a reallocation of acquisition costs.
b - Decrease due to building impairment in year ended December 31, 1996.

**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.







                                                                  F-83


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
                                                   -----------
                                                              $
(2,117,890)

-----------
Balance at close of period -
03/31/97.........................$133,603,418

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     355,226
    Other.........................................           0
                                                   -----------
                                                              $
355,226
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $
0

-----------
Balance at close of period -
03/31/98.........................$133,958,644

===========
                                            F-85













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

Balance at close of period -
3/31/95...........................$19,047,243
  Current year expense...............................$4,535,644
                                                      ---------

Balance at close of period -
3/31/96...........................$23,582,887

  Current year expense...............................$4,517,586
                                                      ---------

Balance at close of period -
3/31/97...........................$28,100,473

  Current year expense...............................$4,359,076
                                                      ---------

Balance at close of period -
3/31/98...........................$32,495,549

==========












                                 Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                        Schedule III - Real Estate and
Accumulated Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------

Ackerman     594,681    42,000    619,380    245,001     42,000     864,381
906,381      87,070   6/94   9/93   5-27.5

Athens II  1,337,761    75,000  1,642,281     10,324     75,000   1,652,605
1,727,605     447,799   6/90   8/90   5-27.5

Autumn
Lane         734,854    34,094    891,072        382     34,094     891,454
925,548     257,710  11/90   8/89   5-27.5

Baytree      958,217    44,759  1,099,246     93,247     44,759   1,192,493
1,237,252     389,774   7/90  11/88   5-27.5

Benchmark    951,918    60,600  1,137,112     34,022     60,600   1,171,134
1,231,734     382,545   7/90  11/88   5-27.5

Brentwood    955,769    64,999  1,163,002     19,746     64,999   1,182,748
1,247,747     225,933  10/90  11/90   5-27.5

Briarwood  1,484,144   154,900  1,898,553   (415,160)   154,900   1,483,393
1,638,293     446,326   8/90   8/90   7-27.5

Butler
Properties   504,089    37,500    376,730    223,430     37,500     600,160
637,660     103,010   2/91  12/90   5-27.5

Candlewick
Place      1,259,859    70,800  1,500,289     61,171     70,800   1,561,460
1,632,260     239,926  10/92  12/92   5-27.5

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Cedarstone   774,097    66,000    955,695      5,794     66,000     961,489
1,027,489     142,176   5/93   5/93     5-40

Centre-
ville Apts.  634,272    63,073    697,069     53,246     16,000     750,315
766,315     289,653   2/90  11/90   5-27.5

Charlton
Court      1,203,241    56,144  1,449,050        802     56,144   1,449,852
1,505,996     300,215   1/93  12/92   7-27.5

Chuck-
atuck      1,448,269   128,725  1,731,557     12,863    128,725   1,744,420
1,873,145     380,226   2/90  11/90    12-40

Clover-
leaf I       856,728    54,740    969,048     20,419     54,740     989,467
1,044,207     305,732   4/90  11/90   5-27.5

Clover-
leaf II      875,981    66,488    981,480     23,283     66,488   1,004,763
1,071,251     309,832   4/90  11/90   5-27.5

Connells-
ville      1,370,451    55,440  1,591,799     11,901     55,440   1,603,700
1,659,140     345,516   3/90  11/90   5-27.5

Dallas     1,681,994   230,059  3,408,933   (195,432)*  230,059   3,213,501
3,443,560     988,741  10/90  12/91   5-27.5

Ellaville    788,440    45,000    977,293      1,270     45,000     978,563
1,023,563     309,944   2/90   7/90   5-27.5

Forsyth    1,459,281    55,000  1,894,917      5,321     55,000   1,900,238
1,955,238     552,594   9/90   7/90   7-27.5

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Freedom
Apts.      1,051,305   144,065  1,219,436     21,961    144,065    1,241,397
1,385,462     253,118   9/90  11/90   5-27.5

Great
Falls        875,089    38,292  1,053,154      6,064     38,292   1,059,218
1,097,510    310,023  10/90  11/90   5-27.5

Hartway
Properties   914,599    49,000  1,116,507          0     49,000   1,116,507
1,165,507    273,867   6/90   7/90   5-27.5

Hilltop    1,489,722   105,000  1,916,734      8,766    105,000   1,925,500
2,030,500    584,493   7/90   8/90   7-27.5

Ironton
Estates      625,640    29,500    794,461        914     29,500     795,375
824,875    181,118   1/93   5/93   5-27.5

Lambert
Square     1,001,895    41,200  1,243,568      3,192     41,200   1,246,760
1,287,960    164,921  12/92  11/92     5-40

Lawton
Apts.      1,489,938    54,400  1,848,603     18,842     54,400   1,867,445
1,921,845    700,325   6/90  11/90   5-27.5

Longview     872,593    25,000  1,071,946     45,342     25,000   1,117,288
1,142,288    366,199   8/90  11/88   5-27.5

Maidu      2,160,267    56,500  4,890,261    299,890     56,500   5,190,151
5,246,651  1,307,774  12/91   3/91   7-27.5

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Meadow-
brook      1,480,487    75,141  1,789,549      1,916     75,141   1,791,465
1,866,606    560,190   3/90   9/90   5-27.5

Mercer
Apts.        909,802    46,249  1,098,860     25,226     46,249   1,124,086
1,170,335    231,345   8/90  11/90   5-27.5

Morgan-
town         770,290    36,000    930,187          7     36,000     930,194
966,194    172,479  12/90   8/90   5-27.5

Newnan     2,002,390    92,706  4,128,942   (241,857)*   92,706   3,887,085
3,979,791  1,196,557  10/90  12/90   5-27.5

Northern
Conn       1,013,314    42,500  1,536,482     10,144     42,500   1,546,626
1,589,126    283,522  12/92   1/93   5-27.5

Parkwood   3,048,644   316,667  4,358,381      7,812    316,667   4,366,193
4,682,860  1,203,537   5/91   3/91   5-27.5

Pedcor
Invest-
ments      3,263,900   200,000  4,714,711    285,289    200,000   5,000,000
5,200,000    906,517  10/90   7/90   5-27.5

Pinetree
Manor        981,648    30,000  1,210,633      1,895     30,000   1,212,528
1,242,528    157,678   1/93  11/92     7-40

Pineview     962,572   125,000  1,178,400      4,541    125,000   1,182,941
1,307,941    346,510  12/90   9/90   7-27.5


                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-
Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation    Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Rosewood
Village      650,109    36,000    806,255      3,813     36,000     810,068
846,068   248,405   7/90   7/90   5-27.5

South
Farm       2,215,559   254,636  3,486,308      7,644    254,636   3,493,952
3,748,588   711,148   7/93   4/93     7-40

Stockton
Estates      516,325    17,500    647,699      1,371     17,500     649,070
666,570   154,333   1/93   2/93   5-27.5

Stratford
Square       752,528    63,000    443,433    452,618     63,000     896,051
959,051   129,156   2/93  10/92     5-40

Summer
Glen       1,486,693   147,225  1,669,056      2,673    147,225   1,671,729
1,818,954   261,205   3/93  11/92     5-40

Washington
Heights      440,862    76,537    974,803     11,261     81,248     986,064
1,067,312    206,111   7/90  11/90   5-27.5

West Des
Moines     2,368,447   437,568  4,154,100    296,779    437,568   4,450,879
4,888,447  1,235,666   7/90   7/90   7-27.5

Wichita
West       1,749,221   110,377  2,920,599     49,509    110,377   2,970,108
3,080,485    835,558   7/90   7/90   7-27.5

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-
Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation    Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Woodside
Housing    1,482,940    60,140   1,926,294     12,302     60,140   1,938,596
1,998,736     371,499   11/90  12/90   5-27.5
          ----------  --------- ---------- ----------  --------- -----------  -
---------  ----------
          56,450,825  4,115,524 78,113,868  1,549,544  4,073,162  79,663,412
83,736,574  19,857,976
          ==========  ========= ========== ==========  ========= ===========
==========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

* Decrease due to reduction in development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1997. The column has been ommitted for presentation purposes.










Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 73,561,151

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,204,866
    Improvements, etc.................................    314,333
    Other.............................................          0
                                                       ----------
                                                                 $  2,519,199

  Deductions during period:
    Cost of real estate sold..........................$(7,395,934)
    Other.............................................          0
                                                       ----------
                                                                 $(7,395,934)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 68,684,416

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  8,492,161
    Improvements, etc.................................  6,297,007
    Other.............................................          0
                                                       ----------
                                                                 $ 14,789,168
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 83,473,584
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    313,600
    Other.............................................          0
                                                       ----------
                                                                 $    313,600

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,787,184
                                           F-93

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
                                                   -----------
                                                              $
186,916

-----------
Balance at close of period - 03/31/97.........................$
83,620,318

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     116,256
    Other.........................................           0
                                                   -----------
                                                              $
116,256
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------


-----------
Balance at close of period - 03/31/98.........................$
83,736,574

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

  Current year expense................................$2,883,271
                                                       ---------

Balance at close of period -
3/31/95............................$11,511,614

  Current year expense................................$2,768,634
                                                       ---------

Balance at close of period -
3/31/96............................$14,280,248

  Current year expense................................$2,797,002
                                                       ---------

Balance at close of period -
3/31/97............................$17,077,250

  Current year expense................................$2,780,726
                                                       ---------

Balance at close of period -
3/31/98............................$19,857,976

==========













                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Academy
Hill       1,378,688   119,500  1,607,604     15,024    119,500   1,622,628
1,742,128   445,897   2/91   2/91   5-27.5
Aspen
Square     1,836,234   150,413  2,118,648    107,758    150,703   2,226,406
2,377,109   419,760  11/90  11/90    5-27.5

Bridge-
view       1,366,398    50,686  1,586,090      3,480     50,686   1,589,570
1,640,256   534,027  12/89  12/90    5-27.5

Buckeye    1,343,157    93,421  1,584,893     69,821     93,421   1,654,714
1,748,135   346,156   8/90  12/90    5-27.5

Church
Hill         956,659    63,232    663,136    537,056     63,232   1,200,192
1,263,424   219,611   1/91  12/90     7-40

Copper
Creek      1,176,259    77,750  1,410,989     52,436     77,750   1,463,425
1,541,175   278,616   9/90  11/90   5-27.5

Coronado     492,369     9,998  1,499,265      7,561      9,998   1,506,826
1,516,824   420,913   4/91   2/91   5-27.5

Crestwood  4,319,614   360,000 10,649,129     36,963    360,000  10,686,092
11,046,092 2,940,861   7/91   1/91   7-27.5

                           Boston Capital Tax Credit Fund II Limited Partnership
- Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
Buildings                         Buildings                 Accum.   Con-
Acq-    Depre-                 Encum-            and im-      Improve-
and im-                   Depre-   struct  uired   ciation  Description
brances    Land   provements    ments       Land    provemnts      Total
ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Dallas
Apts.      1,681,994   230,059  3,408,933   (195,432)*  230,059   3,213,501
3,443,560   988,741  10/90  12/90   7-27.5

Denmark I    771,233    54,000    915,172      6,494     54,000     921,666
975,666   283,328   6/90  11/90     27.5

Denmark II   819,126    36,000  1,003,547        727     36,000   1,004,274
1,040,274   304,408   6/90  11/90   5-27.5

El Dorado
Springs      581,964    22,500    735,245     10,956     17,176     746,201
763,377   245,938   9/90  11/90   5-27.5

Eldon
Estates II   582,238    30,000    690,453     30,506     30,000     720,959
750,959   233,885  11/90  12/90   5-27.5

Eldon
Manor        560,336     7,500    787,399     21,758      7,500     809,157
816,657   261,817  11/90  12/90   5-27.5

Elderly Hsing
of Macon   1,630,712    50,000  1,992,329      9,260     50,000   2,001,589
2,051,589   241,590   4/93   5/93   5-27.5

Eutaw
Elderly    1,626,292    24,000  1,972,439      6,720     24,000   1,979,159
2,003,159   198,511  12/93   5/93     5-50

Farmer-
ville        968,487    57,015  1,195,142      7,045     57,015   1,202,187
1,259,202   205,811   4/91   1/91      N/A

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description     brances    Land  provements  ments       Land     provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Forest
Glade      1,484,300   100,000  1,841,104     23,316    100,000   1,864,420
1,964,420   525,586  12/90  12/90   7-27.5

Franklin
School     1,265,208   112,032  2,528,326  1,939,760    112,032   4,468,086
4,580,118 1,024,679  12/91  10/90     27.5

Harbor
View       1,482,191   143,957  1,802,615      5,350    143,957   1,807,965
1,951,922   537,400   7/90  12/90   7-27.5

Hilltop
Apts.      1,424,053   178,736  1,545,237      1,223    178,736   1,546,460
1,725,196   312,452  11/92   1/93     27.5

Holland
Senior       900,050    27,500  1,096,333     22,160     27,500   1,118,493
1,145,993   339,294   6/90  11/90     27.5

Holly
Senior       918,527    36,882  1,139,044     26,408     36,882   1,165,452
1,202,334   346,636  10/90  11/90     27.5

Ivan
Woods      2,198,430   275,000  4,347,328     20,064    275,000   4,367,392
4,642,392 1,281,979   4/91   2/91   5-27.5

Kaplan
Manor        926,987    66,000  1,106,192     46,434     66,000   1,152,626
1,218,626   216,281  12/90  12/90     7-40
                                                           F-98


                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Lakewood     954,715    53,100  1,162,254      6,491     53,100   1,168,745
1,221,845   206,262   5/91   1/91      N/A

Licking
Associates   406,367    14,000    316,889    176,342     14,000     493,231
507,231   111,828   3/92  11/91      N/A

London
Arms       2,654,248    37,500  3,479,332   (22,804)*    37,500   3,456,528
3,494,028   885,855  12/90  12/90   5-27.5

Maidu      2,160,267    56,500  4,890,261    299,890     56,500   5,190,151
5,246,651 1,307,774  12/91   3/91   7-27.5

Manning
Properties   841,061    44,125  1,015,703      7,152     44,125   1,022,855
1,066,980   301,847  11/90  11/90   5-27.5

Metter     1,474,127    44,500  1,770,511      4,472     45,141   1,774,983
1,820,124   342,294   5/93  12/92   5-27.5

Nevada
Manor        648,793    50,000    782,543     10,670     50,000     793,213
843,213   264,951  10/90  11/90   5-27.5

Newnan
Apts.      2,002,390    92,706  4,128,942   (241,857)*   92,706   3,887,085
3,979,791 1,196,557  10/90  12/90   5-27.5

Oatka
Villige      920,064    35,000  1,151,205      6,230     35,000   1,157,435
1,192,435   354,132   6/90  11/90   5-27.5

RPI#18L.P. 1,233,570       100  1,776,840    116,895        100   1,893,735
1,893,835   503,421  12/90  12/90   5-27.5
                                                           F-99

                                Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
------------------------------------------
Sierra
Springs    1,176,939    52,290  1,448,815     58,057     52,387   1,506,872
1,559,259   279,031  11/90  11/90   5-27.5

South
Fork       1,448,759   100,000  1,782,527     14,161    100,000   1,796,688
1,896,688   344,366   2/91   2/91   5-27.5

Twin
Oaks of
Allendale    782,923    71,305    951,711   (170,609)*   71,305     781,102
852,407    232,360   9/90  12/90   5-27.5

Washington   958,686    55,050  1,150,878     14,587     55,050   1,165,465
1,220,515    207,075   3/91   1/91     7-40

Wildridge  1,548,630   156,576  1,617,243      5,292    156,576   1,622,535
1,779,111    420,110   4/91   1/91   7-27.5
          ---------- --------- ---------- ----------  --------- -----------
----------- ----------
         $51,903,045 3,238,933 76,652,246  3,097,817  3,234,637  79,750,063
82,984,700 20,112,040
          ========== ========= ========== ==========  ========= ===========
=========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

*Decrease due to reduction of development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1997. The column has been ommitted for presentation purposes.

                                                         F-100
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 75,467,308

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................     44,500
    Improvements, etc.................................    862,272
    Other.............................................          0
                                                       ----------
                                                                 $    906,772

  Deductions during period:
    Cost of real estate sold..........................$(1,343,477)
    Other.............................................   (188,348)
                                                       ----------
                                                                 $ (1,531,825)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 74,842,255

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,762,741
    Improvements, etc.................................  1,962,905
    Other.............................................          0
                                                       ----------
                                                                 $  7,725,646
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 82,567,901
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,297,882
    Other.............................................          0
                                                       ----------
                                                                 $  1,297,822

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,865,783
                                          F-101

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11
Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/95..........................$ 83,865,783
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................      81,256
    Other..........................................           0
                                                    -----------
                                                               $     81,256
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................  (1,209,041)
                                                    -----------
                                                               $ (1,209,041)
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,737,998

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     125,078
    Other..........................................           0
                                                    -----------
                                                               $    125,078
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/97..........................$ 82,863,076

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     121,624
    Other..........................................           0
                                                    -----------
                                                               $    121,624
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/98..........................$ 82,984,700
                                                                ===========

                                           F-102


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

Balance at close of period - 3/31/93............................$
5,518,735
  Current year expense................................$2,946,686
                                                       ---------

Balance at close of period - 3/31/94............................$
8,465,421
  Current year expense................................$4,159,331
                                                       ---------

Balance at close of period -
3/31/95............................$12,624,752
  Current year expense................................$1,693,850
                                                       ---------

Balance at close of period -
3/31/96............................$14,318,602
  Current year expense................................$2,889,737
                                                       ---------

Balance at close of period -
3/31/97............................$17,208,339
 Current year expense.................................$2,903,701
                                                       ---------

Balance at close of period -
3/31/98............................$20,112,040

==========

                                          F-103






                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Autumnwood
Village    1,035,970    40,777    371,734    901,535     40,777   1,273,269
1,314,046    289,309   4/92  10/91   5-27.5

BB&L
Enterprises  522,178    24,000    648,985      1,600     24,000     650,585
674,585    151,218   3/91   5/91     5-40

Bowman
Village      666,199    17,000    848,107      2,520     17,000     850,627
867,627    214,433   10/91   6/91   5-27.5

Brandy-
wood       1,752,028    86,029  3,313,958    (47,086)*   86,029   3,266,872
3,352,901    944,876   9/91  12/91   5-27.5

Briarwick  1,253,406    95,079  1,587,073        595     95,079   1,587,668
1,682,747    305,870   4/91   4/91     5-40

Bucksport  1,387,118    71,500  1,683,768   (136,548)*  271,318   1,547,220
1,818,538    391,655   8/91   6/91   7-27.5

Burkes-
ville        735,262    40,000    897,118        530     40,000     897,648
937,648    144,098   9/91  6/91    5-27.5


                                                          F-104
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
California
Investors
VII        8,934,496   820,000  9,361,922  16,788,173    803,050  26,150,095
26,953,145  3,714,028  12/93  10/92   5-27.5

Cananche
Creek      1,236,724    66,200  1,515,813      39,125     66,200   1,554,938
1,621,138    250,833   6/91   5/91   5-27.5

Carson
Village      653,315    30,000    193,264     610,191     30,000     803,455
833,455    179,940   6/92  10/91   5-27.5

Clarkson
Prop         750,032    36,000    932,918           0     36,000     932,918
968,918    150,603   7/91   6/91   7-27.5

Clymer
House      1,083,630    20,000  1,387,091        2,709    20,000   1,389,800
1,409,800    322,164  10/91   6/91   5-27.5

Corcoran
Investment 1,526,248    75,000  1,976,455           0     75,000   1,976,455
2,051,455    335,978  11/90   2/91     5-50

Cornish
Park       1,456,823    67,390  1,761,946      94,424     68,500   1,856,370
1,924,870   458,776   6/91   6/91   5-27.5

Crescent
City       1,867,066   211,000  2,297,055     (14,590)*  211,000   2,282,465
2,493,465    424,183   3/91   3/91     5-50

Dallas II  1,681,994   230,059  3,194,199      19,302    230,059   3,213,501
3,443,560    988,741  10/90   3/91   7-27.5

                                                      F-105

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Earlimart  1,347,429    90,000  1,711,424        827     90,000   1,712,251
1,802,251   291,962   6/91   6/91     5-50

Evanwood     757,044    36,000    929,102        456     32,400     929,558
961,958   168,163   5/91   6/91   5-27.5

Fort
Smith      1,039,337    87,500  2,089,062          0     87,500   2,089,062
2,176,562   333,713   8/94   9/93   7-27.5

Frank-
lin II     1,488,528    50,000  1,864,100      2,199     50,000   1,866,299
1,916,299   540,603  11/90   4/91   7-27.5

Franklin
House        305,487     1,000    812,706      2,742      1,000     815,448
816,448   214,750   1/88   5/93   5-27.5

Hamilton
Village      570,376    18,943    368,532    344,202     18,943     712,734
731,677   168,226   3/92  10/91   5-27.5

Hunters
Park       1,412,014    92,750  1,650,083     15,434     92,750   1,665,517
1,758,267   249,984   4/91   5/91   5-27.5

Ivan
Woods      2,198,430   275,000  4,347,328     20,064    275,000   4,367,392
4,642,392 1,281,979   4/91   2/91   5-27.5

Jesup        631,506    19,375    427,265    382,416     19,375     809,681
829,056   193,080   7/92  12/91   5-27.5


                                                          F-106


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Lakeridge    917,823    34,832  1,103,517      7,461     34,832   1,110,978
1,145,810   286,105   4/91   3/91     5-50

Laurel
Village      662,922    15,145    256,421    569,407     15,145     825,828
840,973   190,064   5/92  10/91   5-27.5

Los
Caballos     773,138    53,886  1,006,731      1,700     26,943   1,008,431
1,035,374   176,042   8/91   7/91   5-27.5

Marlboro     837,163    26,176  1,032,404     14,417     26,176   1,046,821
1,072,997   310,519   2/91   3/91   5-27.5

Melvilles    894,250    18,500  1,103,074     30,288     18,500   1,133,362
1,151,862   181,911  10/91   7/91   5-27.5

Nanty Glo  1,477,706    35,000  1,869,757     17,675     35,000   1,887,432
1,922,432   438,202   7/91   6/91     7-40

Newnan II  2,001,179    92,706  3,868,800     18,285     92,706   3,887,085
3,979,791 1,196,557  10/90   3/91   7-27.5

Nye
County     1,366,344    60,000  1,694,731      5,023     60,000   1,699,754
1,759,754   485,870   4/91   5/91   5-27.5

Oakleigh     915,249    57,500    553,121    564,755     57,500   1,117,876
1,175,376   170,228   3/92   8/91     7-40

Oakwood      911,682    52,000    782,736    345,697     52,000   1,128,433
1,180,433   174,222   1/92   8/91     7-40

Parkwood   3,048,644   316,667  4,358,381      7,812    316,667   4,366,193
4,682,860 1,203,537   5/91   3/91   5-27.5

                                                         F-107
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Portales
Estates    1,441,485    66,500  1,777,470      5,720     66,500   1,783,190
1,849,690   522,716   7/91   7/91   5-27.5

Prairie
West         472,796    65,000    983,964      3,798     69,633     987,762
1,057,395   281,977   9/95   3/91   5-27.5

Ridgeway
Court        894,407    48,500  1,039,377      21,524    48,500   1,060,901
1,109,401   274,946   1/91   4/91   5-27.5

River
Reach      1,367,782   118,750  1,656,515      6,732    118,750   1,663,247
1,781,997   445,971   5/91   5/91   7-27.5

Rockmoor     438,306    30,000    521,541     17,017     30,000     538,558
568,558    83,415   3/91   5/91   5-27.5

RPI #22      572,558         0  1,177,719     16,447          0   1,194,166
1,194,166   288,026   7/91   6/91   7-27.5

Scott City   599,332    13,000    764,225       (285)    13,000     763,940
776,940   132,060  11/91   6/91   5-27.5

Shawnee
Ridge        668,146    53,650    801,129      8,388     53,650     809,517
863,167   134,820   5/91   5/91   5-27.5

Spring-
field      3,830,348   775,955  9,620,653     30,930    775,955   9,651,583
10,427,538 2,278,171   6/91   7/91   5-27.5

Stonegate
Manor      1,010,946    76,000  1,265,168      6,097     76,000   1,271,265
1,347,265   357,126  12/90   5/91   7-27.5
                                                         F-108

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Turner
Lane         722,375    31,530    882,974      2,172     31,530     885,146
916,676    233,673   7/91   5/91  7-27.5

Union
Baptist      507,995         0  1,151,557     19,964          0   1,171,521
1,171,521    232,418   4/91   5/91  5-27.5

Villas of
Lakeridge    532,695    47,952    605,356        809     47,952     606,165
654,117    156,504   3/91   3/91  5-27.5

Waynesboro 1,372,681    50,000  1,455,507      1,074     50,000   1,456,581
1,506,581    389,677   1/91   4/91  5-27.5

Windsor II   732,003    51,178    887,455     10,641     51,178     898,096
949,274    267,654  11/90   4/91  7-27.5

Woodcrest    711,744    42,000    883,702      8,102     42,000     891,804
933,804    144,014  11/91   6/91    7-40

Woodside   1,156,864    19,383  1,378,829      1,136     19,383   1,379,965
1,399,348    428,977   3/91   4/91    5-40
          ---------- --------- ---------- ---------- ---------- -----------
----------- ---------
          67,131,203 4,852,412 90,653,822 20,773,607  5,010,480 111,427,429
116,437,909 24,174,567
          ========== ========= ========== ==========  ========= ===========
=========== ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this
schedule is as of December 31, 1997
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997  The column has been ommitted for
presentation purposes.

                                                       F-109
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
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

                                          F-110


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
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/97..........................$116,296,430

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     141,479
    Other..........................................           0
                                                    -----------
                                                               $
141,479
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/98..........................$116,437,909

===========





                                      F-111






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

Balance at close of period - 3/31/93............................$
5,178,364
  Current year expense................................$3,409,630
                                                       ---------

Balance at close of period - 3/31/94............................$
8,587,994
  Current year expense................................$4,171,394
                                                       ---------

Balance at close of period -
3/31/95............................$12,759,388
  Current year expense................................$4,116,629
                                                       ---------

Balance at close of period -
3/31/96............................$16,876,017
  Current year expense................................$3,687,191
                                                       ---------

Balance at close of period -
3/31/97............................$20,563,208
  Current year expense................................$3,611,359
                                                       ---------

Balance at close of period -
3/31/98............................$24,174,567

==========





                                          F-112




                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date   Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Ada
Vil       1,048,982    125,997     1,201,080            0   125,997   1,201,080
1,327,077    193,739 11/93  1/93    5-30

Amherst   1,602,927     60,000     1,920,734            0    60,000   1,920,734
1,980,734    458,712  1/92  1/92  7-27.5

Beckwood
Manor     1,271,185     35,000     1,569,743       38,578    35,000   1,608,321
1,643,321    374,762 10/92  5/92  5-27.5

Belmont
Vlg         929,502     64,312     1,073,695        6,676    64,312   1,080,372
1,144,684    182,905 12/91  1/92  7-27.5

Bethel
Park      1,491,698    265,800     1,310,374      486,472   117,500   1,796,846
1,914,346    299,461  3/92 12/91    5-40

Blan-
chard       218,258     42,000       727,225     (473,334)   23,726     253,891
277,617     46,914  9/91 10/91    7-40

                                                            F-113




                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Blanchard
Vlg         598,621     42,000       730,704            0    42,000     730,704
772,704    116,535  7/93  1/93     5-30

Brant-
wood      1,144,296     55,500     1,382,381        2,409    55,500   1,384,790
1,440,290    362,946  9/91  7/91   7-27.5

Brecken-
ridge       867,880     21,500     1,181,178        1,909    21,500   1,183,087
1,204,587    207,276   3/92  1/92  7-27.5

Briar-
wood II   1,494,414     90,000     1,785,580     (297,553)   90,000   1,488,027
1,578,027    356,301   4/92  2/92  7-27.5

Bridge Coali-
tion              0          0       695,990       45,082         0     741,072
741,072    151,800  12/91  1/92    27.5

Buchanan    726,197     63,275       833,561       34,172    63,275     867,733
931,008    259,153  10/90  7/91  7-27.5

California
Inv. V    5,418,004    401,411    10,824,261        2,231   401,411  10,826,492
11,227,903  2,375,835  03/90  8/92  7-27.5

California
Inv. VII  8,934,496    820,000     9,361,922   16,788,173   803,050  26,150,095
26,953,145  3,714,028  12/93 10/92  7-27.5

Capital
Hsg       1,539,129    178,000     3,131,389       49,397   178,000   3,180,786
3,358,786    777,820   1/91  8/91  7-27.5
                                                              F-114
                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Capitol
One         695,155     35,000       883,508            0    35,000     883,508
918,508     113,724   8/95  3/95  7-27.5

Carleton
Court     2,712,472     94,360     3,954,231      219,892    94,360   4,174,123
4,268,483    753,602  12/91 12/91    7-34

Carriage
Run       1,329,397     83,980     1,046,960      550,232    83,980   1,597,192
1,681,172    371,070   4/92 10/91  7-27.5

Cedar-
wood      1,419,039     61,698     1,477,659      231,450    61,698   1,709,109
1,770,807    240,422   1/92 10/91  7-27.5
Central
Valley    1,827,871    141,353     2,170,282            0   141,353   2,170,282
2,311,635    326,281  12/91  1/92    5-50

Chapar-
ral         696,420     38,972       863,939        3,510    38,972     867,449
906,421    132,343   7/91  8/91    7-50

College
Green     3,781,020    225,000     6,774,847       38,689   225,000   6,813,536
7,038,536    703,949   8/95  3/95  7-27.5

Colorado
City        542,805     30,000       608,138       16,258    30,000     624,396
654,396     98,292  10/91 10/91    7-40

Cotton
wood        655,114     40,000       775,242        3,710    40,000     778,952
818,952    124,111   7/91 10/91    7-40
                                                              F-115

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Crystal
Sprgs     1,305,442     60,000     1,574,032        6,642    60,000   1,580,674
1,640,674    305,820  1/92  1/92   7-27.5

Davis
Vlg       1,176,194     55,000     1,456,778            0    55,000   1,456,778
1,511,778    246,376  9/93  1/93     5-30

Derby
Hsg       1,851,036    165,000     3,451,914      (28,429)  165,000   3,423,485
3,588,485    844,530  9/91  6/91   7-27.5

Deven-
wood        874,134     76,000     1,215,772        3,057    76,000   1,218,829
1,294,829    245,210  1/93  7/92     N/A

Duncan
Vlg       1,148,821     83,875     1,391,226            0    83,875   1,391,226
1,475,101    223,800 11/93  1/93     5-30

Edison
Village   1,200,486     46,536     1,425,180       50,796    46,536   1,475,976
1,522,512    352,666  2/92  7/91   7-27.5


Excel-
sior        624,169     70,000       704,252        10,279    70,000   714,531
784,531    221,780  4/91  2/92   7-27.5

Four Oaks
Hsg         894,429     48,000     1,063,004         3,228    73,083 1,066,232
1,139,315    236,685  6/92  3/92   7-27.5

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Franklin
Vista       930,247     49,520     1,130,261            0    49,520   1,130,261
1,179,781    175,857  4/92  1/92   7-27.5

Friend-
ship      1,440,395    195,314     1,639,123      127,149   213,230   1,766,272
1,979,502    592,644  6/91  1/92   7-27.5

Glenhaven
Park        688,873    195,000       834,120            0   195,000     834,120
1,029,120    185,932  6/89  1/94   7-27.5

Harrison
City      1,482,136     35,521     1,799,025        6,144    35,521   1,799,025
1,834,546    407,736  9/92  7/92   7-27.5

Haven Park
Part-
ners II     494,773    225,000     1,045,411            0   225,000   1,045,411
1,270,411    323,168  6/89  1/94   7-27.5

Haven Park
Partners
III         497,333    225,000     1,177,089            0   225,000   1,177,089
1,402,089    228,179 12/89  1/94   7-27.5

Haven Park
Part-
ners IV     399,865    180,000       874,413            0   180,000     874,413
1,054,413    161,141  6/90  1/94   7-27.5

Hessmer     911,466     35,000      1,158,895      778,606   35,000   1,158,895
1,193,895    173,096  4/92 12/91     7-40
                                                              F-117

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Hillmont
Village     886,023     38,000       911,697      160,272    38,000   1,071,969
1,109,969    259,323  1/92  9/91   7-27.5

Hughes
Springs     788,584     35,000       947,230            0    35,000     947,230
982,230    149,934  8/91 10/91     7-40

Hunters
Run       1,448,179    120,000     1,169,479      537,695   120,000   1,707,174
1,827,174    412,178  2/92 12/91   7-27.5

Indepen-
dence     1,086,435    103,901     1,237,331       12,402   103,901   1,249,733
1,353,634    328,930  6/91  8/91   7-27.5

Jarratt     833,930     55,926     1,028,925      (67,608)   55,926     961,317
1,017,243    234,439 12/91 10/91   7-27.5

Kilmar-
nock        765,470     44,000       969,309            0    44,000     969,309
1,013,309    265,273  4/91  7/91   7-27.5

King
Fisher      170,418     21,000       198,768            0    21,000     198,768
219,768     34,300 12/93  1/93     5-30

La Gama
Del
Bario       670,201    110,000     1,020,084       46,465   110,000   1,066,549
1,176,549    204,541  8/92  6/92   7-27.5

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Lake Isa-
bella     1,995,709    360,000     2,036,815      229,471   360,000   2,266,286
2,626,286    341,621  1/92   9/91     5-50

Lakeview
Meadows   1,573,891     99,580     2,665,491       15,063    99,580   2,680,554
2,780,134    684,271  6/92   1/92    12-40

Lakewood
Terr      3,873,540    124,707     2,257,609    4,422,726   124,707   6,680,335
6,805,042   1,431,108 8/89  11/93   5-27.5

Lexington
Park      4,847,218    500,000     7,754,757       59,955   500,000   7,814,712
8,314,712   1,107,137 12/93 11/91   7-27.5

Lexington
Vlg         211,259     23,814       246,703            0    23,814     246,703
270,517     44,462 11/93   1/93     5-30

Lonacon-
ing       1,487,952    113,305       181,203    1,558,889   113,305   1,740,092
1,853,397    265,186  9/92  12/91   5-27.5

Louis
Assocs.     826,809     13,720     1,038,651        4,099    13,720   1,042,750
1,056,470    219,456  1/92   3/92   7-27.5

Maidu     2,160,267     56,500     5,108,838       81,313    56,500   5,190,151
5,246,651  1,307,774 12/91   1/92   7-27.5

Marion
Mnr       1,007,304     50,000     1,237,671       12,940    50,000   1,250,611
1,300,611    174,841  6/92   2/92   7-27.5

                                                               F-119
                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Maysville
Vlg         219,376     25,920       255,681            0     25,920     255,681
281,601     46,397 10/93  1/93     5-30

McComb
Fam       1,005,726     30,000     1,226,748       19,051     30,000   1,245,799
1,275,799    268,863 10/91 10/91    7-27.5

Mon-
tague     1,141,805          0     1,493,360       97,666     22,223   1,591,026
1,613,249    341,873 12/91 12/91      5-30

Navapai     883,977     53,480     1,073,287       25,572     53,480   1,098,859
1,152,339    192,760  4/91  6/91      7-50

Nevada
City      3,550,848    492,000     3,954,179      130,975    492,000   4,085,154
4,577,154    581,346 10/91  1/91    5-27.5

New
River     1,486,762     46,400     1,279,522      519,597     46,400   1,799,119
1,845,519    286,528  2/92  8/91    7-27.5

Newel-
lton        947,371     57,600     1,161,263        7,800     57,600   1,169,063
1,226,663    174,830  4/92  2/92      7-40

Oakland
Vlg         851,583     38,400     1,021,589        2,502     58,014   1,024,091
1,082,105    217,882  8/92  5/92    7-27.5

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Okemah
Vlg         696,231     27,752       872,256            0     27,752     872,256
900,008    150,972  5/93  1/93    7-27.5

One
North-
ridge     1,700,400    190,000     3,051,424       59,364    190,000   3,110,788
3,300,788    586,246  2/92  1/92    7-27.5

Park-
wood      3,048,644    316,667     4,358,381        7,812    316,667   4,366,193
4,682,860  1,203,537  5/91 10/91    7-27.5

Pine-
ridge       991,848     31,500       494,515      715,923     31,500   1,210,438
1,241,938    159,720  3/92 10/91    7-27.5

Pittsfield
Park      1,047,764    204,900       781,557      548,732     58,000   1,330,289
1,388,289    247,997  6/92 12/91      5-30

Planta-
tion IV   1,422,194     77,000     1,697,631       22,624     77,000   1,720,255
1,797,255    431,753  11/91 12/91   7-27.5

Portville
Square      924,798     66,206     1,068,007       64,495     66,206   1,132,502
1,198,708    184,522   3/92  3/92   7-27.5

Prague
Vlg         120,244     10,500       157,060            0     10,500     157,060
167,560     30,510   3/93  1/93   7-27.5
                                                              F-121
                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Rainer
Manor     2,690,165    521,000     5,852,852       14,190    521,000   5,867,042
6,388,042    836,922  1/93  3/92   7-27.5

Rosen-
berg      1,824,673    452,000    10,701,246   (8,526,246)   415,000   2,175,000
2,590,000     62,143  1/92 12/91   7-27.5

Rosewood
Manor     1,440,474    175,000     1,605,480        7,408    175,000   1,612,888
1,787,888    400,032 11/91 12/91   7-27.5

San
Jacinto   2,374,792    288,000     2,694,130      105,463    288,000   2,799,593
3,087,593    460,604 10/91  1/92     5-50

Schroon
Lake      1,089,005     78,000     1,318,831      (11,386)    78,000   1,307,445
1,385,445    293,479  1/92 11/91     5-50
Scott
Part-
ners        568,088     60,000     1,171,445       31,816     60,000   1,203,261
1,263,261    301,983 11/91 10/91   7-27.5

Sioux
Falls     1,086,827     82,406     2,233,596      (12,432)    82,406   2,221,164
2,303,570    559,301 10/91 11/91   7-27.5

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                     Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Smith-
ville     1,246,529     79,790     1,465,210       25,305     79,790   1,490,515
1,570,305    463,697   5/91  2/92  7-27.5

South
Fulton      665,122     34,000       794,896        1,930     34,000     796,826
830,826    179,448   8/91 10/91  7-27.5

Standard-
ville       586,746     29,500       691,006            0     29,500     691,006
720,506    131,528  11/91  4/92    5-40

St.
Barnabas  1,211,580     43,335     1,520,445        2,648     43,335   1,523,093
1,566,428    209,937  12/91 10/91  7-27.5

Summerlane  861,833     48,700     1,010,651        3,038     48,700   1,013,689
1,062,389    253,087  11/91  7/91  7-27.5

Tionesta
Manor     1,431,388    229,850     1,666,675       17,639    229,850   1,684,314
1,914,164    432,307   1/92  2/92  7-27.5

Titus-
ville     1,242,340     85,280     1,235,975      239,616     85,280   1,475,591
1,560,871    355,721   1/92 12/91  7-27.5

Toano III   710,789     56,266       874,381        1,828     56,266     876,209
932,475    240,851   7/91  7/91  7-27.5

Topsham   1,129,745    135,552     1,458,644        1,522    135,552   1,460,166
1,595,718    222,800   8/92 11/91   10-40

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                    Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Townview  1,381,297     87,238     1,713,135       16,525     87,238   1,729,660
1,816,898   308,526   10/91  9/91  5-27.5

Tyrone
Hsg       1,487,044    138,700     1,850,252       29,130     49,050   1,879,382
1,928,432   307,003    1/92 12/91    5-40

Vic-
toria     1,402,517     12,500     1,733,581            0     12,500   1,733,581
1,746,081   392,403    6/92  1/92  5-27.5

Village
Terrace     721,253     63,000     1,529,691          800     63,000   1,530,491
1,593,491   383,779    9/91  5/92    5-40

Washing-
ton       1,189,091     72,396     1,494,696        2,410     72,396   1,497,106
1,569,502   378,563    8/91  7/91    7-27

Wesley
Vlg       1,316,210     44,750       347,831    1,253,193     44,750   1,601,024
1,645,774   259,281    6/92 10/91  5-27.5

Wild-
wood      1,265,615     94,949     1,498,290        8,152     94,949   1,506,442
1,601,391   284,856   10/91 10/91    5-40

Woodfield
Commons   1,186,524     66,533     2,478,583      129,178     66,533   2,607,761
2,674,294   455,190    6/91  9/91   12-40

Wood-
side      1,214,509     44,000     1,472,335        9,013     44,000   1,481,348
1,525,348   372,667   10/91 11/91  7-27.5
                                                                F-124

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total   ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Wynnewood
Vlg         410,877     41,987       521,591           0      41,987     521,591
563,578     92,214  11/93  1/93    5-27.5

York-
shire       925,121     29,265     1,079,451      89,221      29,265   1,168,672
1,197,937    301,056   9/91  8/91    5-27.5

Zin-
master    1,855,115    100,000     3,307,709      13,873     100,000   3,321,582
3,421,582  1,238,216   1/88  1/95    7-27.5

        ----------- ----------   -----------  ----------  ---------- -----------
----------- ----------                               136,052,710 11,491,699
186,719,997  21,455,055  11,119,461 208,175,052 219,294,513 40,414,705
        =========== ==========   ===========  ==========  ========== ===========
=========== ==========

Since the Operating Partnerships maintain a calendar year end, the information on this schedule is as of December 31, 1997.

* - Reduction due to reduced development fee, which reduced the property basis.

***There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.




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
                                                                  -----------
Balance at close of period - 03/31/95............................$217,528,999

Notes to Schedule III-Continued
Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period - 03/31/95..........................$217,528,999

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  11,627,996
    Other..........................................           0
                                                    -----------
                                                               $ 11,627,996
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................    (299,900)
                                                    -----------
                                                               $   (299,900)
                                                                -----------
Balance at close of period - 03/31/96..........................$228,857,095

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................           0
    Other..........................................           0
                                                    -----------
                                                               $          0
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................  (9,932,304)
                                                    -----------
                                                               $ (9,932,304)
                                                                -----------
Balance at close of period - 03/31/97..........................$218,924,791

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     369,722
    Other..........................................           0
                                                    -----------
                                                               $    369,722
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/98..........................$219,294,513
                                                                ===========
                              F-127







Notes to Schedule III - Continued
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

Balance at close of period -
3/31/95..............................$20,228,150

  Current year
expense..................................$8,161,751

---------

Balance at close of period -
3/31/96..............................$28,389,901

  Current year
expense..................................$5,335,897

---------

Balance at close of period -
3/31/97..............................$33,725,798

  Current year
expense..................................$6,668,907

---------

Balance at close of period -
3/31/98..............................$40,414,705

==========