Form 10-Q
period 1998-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1998-08-20
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1998
                                     --------------------
                                             or

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



                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED June 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



               Boston Capital Tax Credit Fund II Limited
Partnership

                                BALANCE SHEETS


                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 57,857,916        $
60,839,977


OTHER ASSETS
   Cash and cash equivalents                   1,722,596
1,611,248
   Notes Receivable                              543,584
604,695
   Deferred acquisition costs (Note B)         1,177,837
1,189,760
   Other assets                                  465,347
387,808
                                              ----------
----------
                                            $ 61,767,280        $
64,633,488
                                              ==========
==========

LIABILITIES

Accounts Payable                            $     55,459
$         -
Accounts Payable - affiliates (Note C)        14,866,163
14,237,489
Capital Contributions payable (Note D)           368,417
368,417
                                              ----------
----------

                                              15,290,039
14,605,906
                                              ----------
----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              47,629,180
51,144,019

General Partner                               (1,151,939)
(1,116,437)
                                              ----------
----------
                                              46,477,241
50,027,582
                                              ----------
----------

                                            $ 61,767,280        $
64,633,488
                                              ==========
==========

       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                     SERIES 7

----------------------------
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $1,428,501
$1,485,326

OTHER ASSETS
Cash and cash equivalents                       11,751
7,134
Notes receivable                                     -
-
Deferred acquisition costs (Note B)                  -
-
Other assets                                    16,450
16,450
                                             ---------
---------

                                            $1,456,702
$1,508,910
                                             =========
=========
LIABILITIES

Accounts payable                            $      119       $
-
Accounts payable - affiliates (Note C)         889,405
860,885
Capital contributions payable (Note D)               -
-
                                             ---------
---------
                                               889,524
860,885
                                             ---------
---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                               651,432
731,471


General Partner                                (84,254)
(83,446)
                                             ---------
---------

                                               567,178
648,025
                                             ---------
---------

                                            $1,456,702
$1,508,910
                                             =========
=========


        The accompanying notes are an integral part of these statements.


           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9

----------------------------
                                              June 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $10,379,834
$10,821,707


OTHER ASSETS
Cash and cash equivalents                        527,428
517,412
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               21,312
21,312
Other assets                                      51,744
47,650
                                              ----------
----------

                                             $10,980,318
$11,408,081
                                              ==========
==========

LIABILITIES

Accounts payable                             $     1,995     $
-
Accounts payable - affiliates (Note C)         3,601,106
3,457,163
Capital contributions payable (Note D)             4,590
4,590
                                              ----------
----------
                                               3,607,691
3,461,753
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                7,659,240
8,227,204

General Partner                                 (286,613)
(280,876)
                                              ----------
----------

                                               7,372,627
7,946,328
                                              ----------
----------
                                             $10,980,318
$11,408,081
                                              ==========
==========


        The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                       SERIES 10

----------------------------
                                               June 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,815,104     $
8,211,459

OTHER ASSETS
Cash and cash equivalents                        169,379
124,484
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               83,453
84,314
Other assets                                      40,783
39,662
                                              ----------
----------

                                             $ 8,108,719     $
8,459,919
                                              ==========
==========
LIABILITIES

Accounts payable                             $    45,455     $
-
Accounts payable - affiliates (Note C)         2,428,350
2,339,472
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               2,473,805
2,339,472
                                              ----------
----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                5,789,377
6,270,055


General Partner                                 (154,463)
(149,608)
                                              ----------
----------

                                               5,634,914
6,120,447
                                              ----------
----------

                                             $ 8,108,719     $
8,459,919
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                           BALANCE SHEETS

                                                      SERIES 11

----------------------------
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,132,098     $
9,872,942

OTHER ASSETS

Cash and cash equivalents                        287,661
287,800
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               42,299
42,735
Other assets                                      50,717
47,290
                                              ----------
----------
                                             $ 9,512,775
$10,250,767
                                              ==========
==========

LIABILITIES

Accounts payable                             $       208     $
-
Accounts payable - affiliates (Note C)         1,707,574
1,625,754
Capital contributions payable (Note D)            22,528
22,528
                                              ----------
----------
                                               1,730,310
1,648,282
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                7,919,325
8,731,145

General Partner                                 (136,860)
(128,660)
                                              ----------
----------

                                               7,782,465
8,602,485
                                              ----------
----------

                                             $ 9,512,775
$10,250,767
                                              ==========
==========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                            BALANCE SHEETS

                                                      SERIES 12

----------------------------
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $10,020,104
$10,585,841

OTHER ASSETS
Cash and cash equivalents                         32,840
21,827
Notes receivable                                       -
61,111
Deferred acquisition costs (Note B)              323,933
326,262
Other assets                                     120,942
59,831
                                               ---------
---------

                                             $10,496,819
$11,054,872
                                              ==========
==========

LIABILITIES

Accounts payable                             $       287     $
-
Accounts payable - affiliates (Note C)         2,163,538
2,067,156
Capital contributions payable (Note D)            11,405
11,405
                                              ----------
----------
                                               2,175,230
2,078,561
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                8,495,632
9,143,807

General Partner                                 (174,043)
(167,496)
                                              ----------
----------

                                               8,321,589
8,976,311
                                              ----------
----------

                                             $10,496,819
$11,054,872
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14

----------------------------
                                             June 30,
March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $19,082,275
$19,862,702

OTHER ASSETS

Cash and cash equivalents                        693,537
652,591
Notes receivable                                 543,584
543,584
Deferred acquisition costs (Note B)              707,840
715,137
Other assets                                     184,711
176,925
                                              ----------
----------

                                             $21,211,947
$21,950,939
                                              ==========
==========

LIABILITIES

Accounts payable                             $     7,395     $
-
Accounts payable - affiliates (Note C)         4,076,190
3,887,059
Capital contributions payable (Note D)           329,894
329,894
                                              ----------
----------
                                               4,413,479
4,216,953
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               17,114,174
18,040,337

General Partner                                 (315,706)
(306,351)
                                              ----------
----------
                                              16,798,468
17,733,986
                                              ----------
----------
                                             $21,211,947
$21,950,939
                                              ==========
==========


      The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                                (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    20,101   $    11,969
  Other Income                               21,334             -
                                         ----------    ----------
                                             41,435        11,969
Share of loss from Operating
  Partnerships                           (2,969,636)
(3,408,453)
                                         ----------    ----------
Expenses
  Partnership management fees               567,185       587,499
  Amortization                               11,922        12,139
  General and administrative expenses        43,033        46,683
                                         ----------    ----------

                                            622,140       646,321
                                         ----------    ----------


  NET LOSS                              $(3,550,341)
$(4,042,805)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(3,514,839)
$(4,002,377)
                                         ==========    ==========

Net loss allocated to general partner   $   (35,502)  $
(40,428)
                                         ==========    ==========

Net loss per BAC                        $     (1.14)  $
(1.29)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $      52     $
88
  Other Income                                         -
-
                                                --------
--------
                                                      52
88
Share of loss from Operating
  Partnerships                                   (56,825)
(154,942)
                                                --------
--------

Expenses
  Partnership management fees                     22,287
28,287
  Amortization                                         -
-
  General and administrative expenses              1,787
2,885
                                                --------
--------

                                                  24,074
31,172
                                                --------
--------


  NET LOSS                                     $ (80,847)
$(186,026)
                                                ========
========

Net loss allocated to limited
  partners                                     $ (80,039)
$(184,166)
                                                ========
========

Net loss allocated to general partner          $    (808)    $
(1,860)
                                                ========
========

Net loss per BAC                               $    (.08)    $
(.18)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $    5,053    $
4,348
  Other Income                                    2,134
-
                                               --------
--------
                                                  7,187
4,348
Share of loss from Operating
  Partnerships                                 (441,678)
(753,828)
                                               --------
--------

Expenses
  Partnership management fees                   129,037
135,983
  Amortization                                        -
217
  General and administrative expenses            10,173
8,715
                                               --------
--------

                                                139,210
144,915
                                               --------
--------


  NET LOSS                                   $ (573,701)  $
(894,395)
                                               ========
=========

Net loss allocated to limited partners       $ (567,964)  $
(885,451)
                                               ========
=========

Net loss allocated to general partner        $   (5,737)  $
(8,944)
                                               ========
=========

Net loss per BAC                             $     (.14)  $
(.21)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   1,458     $
978
  Other income                                        -
-
                                               --------
--------
                                                  1,458
978
Share of loss from Operating
  Partnerships                                 (396,360)
(456,597)
                                               --------
--------

Expenses
  Partnership management fees                    84,133
84,528
  Amortization                                      860
860
  General and administrative expenses             5,683
6,577
                                               --------
--------

                                                 90,631
91,965
                                               --------
--------


  NET LOSS                                    $(485,533)
$(547,584)
                                               ========
========

Net loss allocated to limited partner         $(480,678)
$(542,108)
                                               ========
========

Net loss allocated to general partner         $  (4,855)    $
(5,476)
                                               ========
========

Net loss per BAC                              $    (.20)    $
(.22)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   3,618     $
1,673
  Other Income                                    2,400
-
                                               --------
--------
                                                  6,018
1,673
Share of loss from Operating
  Partnerships                                 (740,809)
(623,000)
                                               --------
--------

Expenses
  Partnership management fees                    80,420
78,834
  Amortization                                      436
436
  General and administrative expenses             4,373
5,763
                                               --------
--------

                                                 85,229
85,033
                                               --------
--------


  NET LOSS                                    $(820,020)
$(706,360)
                                               ========
========

Net loss allocated to limited partner         $(811,820)
$(699,296)
                                               ========
========

Net loss allocated to general partner         $  (8,200)    $
(7,064)
                                               ========
========

Net loss per BAC                              $    (.33)    $
(.28)
                                               ========
========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     160     $
85
  Other Income                                    6,150
-
                                               --------
--------
                                                  6,310
85
Share of loss from Operating
  Partnerships                                 (561,675)
(572,212)
                                               --------
--------

Expenses
  Partnership management fee                     91,128
91,518
  Amortization                                    3,329
3,329
  General and administrative expenses             4,900
7,760
                                               --------
--------

                                                 99,357
102,607
                                               --------
--------


  NET LOSS                                    $(654,722)
$(674,734)
                                               ========
========

Net loss allocated to limited partner         $(648,175)
$(667,987)
                                               ========
========

Net loss allocated to general partner         $  (6,547)    $
(6,747)
                                               ========
========

Net loss per BAC                              $    (.22)    $
(.22)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended June 30,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $     9,760    $
4,797
  Other Income                                   10,650
-
                                              ---------
---------
                                                 20,410
4,797
Share of loss from Operating
  Partnerships                                 (772,289)
(847,874)
                                              ---------
---------

Expenses
  Partnership management fees                   160,180
168,349
  Amortization                                    7,297
7,297
  General and administrative expenses            16,162
14,983
                                              ---------
---------

                                                183,640
190,629
                                              ---------
---------


  NET LOSS                                  $  (935,518)
$(1,033,706)
=========     =========

Net loss allocated to limited partner       $  (926,163)
$(1,023,369)
                                              =========
=========

Net loss allocated to general partner       $    (9,355)  $
(10,337)
                                              =========
=========

Net loss per BAC                            $      (.17)  $
(.18)
                                              =========
=========








       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1998            $ 51,144,019   $(1,116,437)
$50,027,582


    Net loss                   (3,514,839)      (35,502)
(3,550,341)
                               ----------     ---------
----------


Partners' capital (deficit),
   June 30, 1998             $ 47,629,180   $(1,151,939)
$46,477,241
                               ==========     =========
==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1998
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1998             $   731,471     $ (83,446)   $
648,025

Net loss                          (80,039)         (808)
(80,847)
                                ---------      --------
---------
Partners' capital (deficit),
    June 30, 1998             $   651,432     $ (84,254)   $
567,178
                                =========      ========
=========

Series 9
--------

Partners' capital (deficit),
    April 1, 1998             $ 8,227,204     $(280,876)  $
7,946,328

Net loss                         (567,964)       (5,737)
(573,701)
                               ----------       -------
----------

Partners' capital (deficit),
    June 30, 1998             $ 7,659,240     $(286,613)  $
7,372,627
                               ==========      ========
==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1998             $ 6,270,055     $(149,608)  $
6,120,447

Net loss                         (480,678)       (4,855)
(485,533)
                               ----------      --------    ------
----
Partners' capital (deficit),
    June 30, 1998             $ 5,789,377     $(154,463)  $
5,634,914
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1998
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1998             $ 8,731,145     $(128,660)  $
8,602,485

Net loss                         (811,820)       (8,200)
(820,020)
                               ----------      --------
----------
Partners' capital (deficit),
    June 30, 1998             $ 7,919,325     $(136,860)  $
7,782,465
                               ==========      ========
==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1998             $ 9,143,807     $(167,496)  $
8,976,311

Net loss                         (648,175)       (6,547)
(654,722)
                               ----------      --------
----------

Partners' capital (deficit),
    June 30, 1998             $ 8,495,632     $(174,043)  $
8,321,589
                               ==========      ========
==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1998             $18,040,337     $(306,351)
$17,733,986

Net loss                         (926,163)       (9,355)
(935,518)
                               ----------      --------
----------

Partners' capital (deficit),
    June 30, 1998             $17,114,174     $(315,706)
$16,798,468
                               ==========      ========
==========

       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                             $ (3,550,341)  $
(4,042,806)
    Adjustments
       Distributions from Operating
         Partnerships                           7,650
3,050
       Amortization                            11,922
12,139
       Share of loss from Operating
Partnerships                      2,969,636      3,408,453
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 676,736
627,983
       Decrease (Increase) in other
         assets                               (62,360)
-
       Decrease (Increase) in prepaid
         Expenses                              (7,786)
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                45,457
8,819
                                           ----------
----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                  (2,543)
(13,000)
     Advances (made to) repaid from
       Operating Partnerships                  61,111
-
     Credit adjusters received from
        Operating Partnerships                  7,323
-
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                65,891
(13,000)
                                            ----------     ------
----

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               111,348
(4,181)


Cash and cash equivalents, beginning        1,611,248
1,725,325
                                           ----------
----------
Cash and cash equivalents, ending        $  1,722,596    $
1,721,144
                                           ==========
==========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                  (Unaudited)
                                                    Series 7

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                                 $ (80,847)   $
(186,026)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                                  -
-
       Share of loss from Operating
         Partnerships                           56,825
154,942
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           28,639
28,787
       Decrease (Increase) in other
         assets                                      -
-
       Decrease (Increase) in prepaid                -
-
         expenses                             --------
---------

       Net cash (used in) provided by
         operating activities                    4,617
(2,297)
                                              --------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from Operating
       Partnerships                                  -
-
     Credit adjusters received from Operating
       Partnerships                                  -
-
                                              --------
---------
         Net cash (used in) provided by
           investing activities                      -
-
                                              --------     ------
---


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  4,617
(2,297)

Cash and cash equivalents, beginning             7,134
12,008
                                              --------
---------
Cash and cash equivalents, ending            $  11,751    $
9,711
                                              ========
=========


     The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                  (Unaudited)


                                                    Series 9

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                               $  (573,701)    $
(894,396)
    Adjustments
       Distributions from Operating
         Partnerships                              195
5
       Amortization                                  -
217
       Share of loss from Operating
          Partnerships                         441,678
753,828
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          145,938
143,946
       Decrease (Increase) in other
         assets                                 (4,094)
-
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                             ---------
---------
         Net cash (used in) provided by
           operating activities                 10,016
3,600
                                             ---------
---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -
-
    Advances (made to) repaid from
       Operating Partnerships                        -
-
    Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
---------
         Net cash (used in) provided by
          investing activities                       -
-
                                             ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 10,016
3,600

Cash and cash equivalents, beginning           517,412
566,836
                                             ---------
---------
Cash and cash equivalents, ending         $    527,428     $
570,436
                                             =========
=========


         The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                             (Unaudited)

                                                    Series 10

-------------------------
                                              1998
1997
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (485,533)   $
(547,584)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                               860
860
       Share of loss from Operating
          Partnerships                        396,360
456,597
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         134,333
88,878
       Decrease (Increase) in other
         assets                                (1,125)
-
       Decrease (Increase) in prepaid
         expenses                                   -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                44,895
(1,249)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                44,895
(1,249)

Cash and cash equivalents, beginning          124,484
144,428
                                            ---------
---------
Cash and cash equivalents, ending          $  169,379     $
143,179
                                            =========
=========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)


                                                    Series 11

-------------------------
                                              1998           1997
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $  (820,020)  $
(706,360)
    Adjustments
       Distributions from Operating
         Partnerships                              37
-
       Amortization                               436
436
       Share of loss from Operating
          Partnerships                        740,809
623,000
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          82,026
81,420
       Decrease (Increase) in other
         assets                                (3,427)
-
       Decrease (Increase) in
         prepaid expenses                           -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                  (139)
(1,504)
                                            ---------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  (139)
(1,504)

Cash and cash equivalents, beginning          287,800
307,351
                                            ---------
---------
Cash and cash equivalents, ending          $  287,661     $
307,847
                                            =========
=========


        The accompanying notes are an integral part of these statements.


               Boston Capital Tax Credit Fund II Limited
Partnership

                          STATEMENTS OF CASH FLOWS
                         Three Months Ended June 30,
                                (Unaudited)
                                                    Series 12

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (654,722)   $
(674,734)
    Adjustments
       Distributions from Operating
         Partnerships                           4,062
-
       Amortization                             3,329
3,329
       Share of loss from Operating
             Partnerships                     561,675
572,212
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          96,669
95,817
       Decrease (Increase) in prepaid
         Expenses                             (61,111)
-
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (50,098)
(3,376)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from Operating
       Partnerships                            61,111
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                61,111
-
                                            ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                11,013
(3,376)

Cash and cash equivalents, beginning           21,827
8,532
                                            ---------
---------
Cash and cash equivalents, ending          $   32,840    $
5,156
                                            =========
=========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership
                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)
                                                    Series 14

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                               $  (935,518)
$(1,033,706)
    Adjustments
       Distributions from Operating
         Partnerships                            3,356
3,045
       Amortization                              7,297
7,297
       Share of loss from Operating
          Partnerships                         772,289
847,874
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          189,131
189,135
       Decrease (Increase) in other
         Assets                                  7,397
-
       Decrease (Increase) in prepaid
         expenses                               (7,786)
-
                                            ----------
---------
         Net cash (used in) provided by
           operating activities                 36,166
13,645
                                            ----------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                   (2,543)
(13,000)
     Advances (made to) repaid from
       Operating Partnerships                        -
-
     Credit adjusters received from
       Operating Partnerships                    7,323
-
                                            ----------
---------
         Net cash (used in) provided by
           investing activities                  4,780
(13,000)
                                            ----------
---------

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 40,946
645

Cash and cash equivalents, beginning           652,591
686,170
                                            ----------
---------
Cash and cash equivalents, ending         $    693,537   $
686,815
                                            ==========
=========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 1998
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30,
1998
and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating
Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.







           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               June 30, 1998
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 1998, the
Partnership has accumulated unallocated acquisition amortization totaling
$157,608. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 1998 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $2,610, $11,185, $5,669,
$43,279, and
$94,865, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership (formerly Boston
Capital
Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating
Partnerships has been
accrued to Boston Capital Asset Management Limited Partnership
(formerly
Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended June 30, 1998 and 1997 are as follows:










           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 1998
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1998           1997
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       143,946        143,946
               Series 10        88,878         88,878
               Series 11        81,420         81,420
               Series 12        95,817         95,817
               Series 14       189,135        189,135
                               -------        -------
                              $627,483       $627,483
                               =======        =======


     Accounts payable - affiliates at June 30, 1998 and 1997 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).

     As of June 30, 1998, an affiliate of the general partner has advanced a total of $111,400 to the Partnership to pay certain operating expenses of two of the series (Series 7 & 12). No funds were advanced during the quarter ended June 30, 1998. These advances are included in Accounts
Payable - affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.
















           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1998
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At June 30, 1998 and 1997 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 1998 and 1997 by series are as follows:


                    Series  7       15
                    Series  9       55
                    Series 10       46
                    Series 11       40
                    Series 12       53
                    Series 14      101
                                   ---
                                   310
                                   ===

    Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

  The contributions payable at June 30, 1998 and 1997 by series are as follows:

                              1998            1997
                           ----------      ----------
            Series  7       $       -       $       -
            Series  9           4,590           4,590
            Series 10               -               -
            Series 11          22,528          27,528
            Series 12          11,405          11,405
            Series 14         329,894         330,575
                            ---------       ---------
                            $ 368,417       $ 374,098
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 1998.


      Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 7

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $   526,245      $
532,590
   Interest and other                      59,457
47,244
                                        ---------
---------
                                          585,702
579,834
                                        ---------
---------
Expenses
  Interest                                204,502
240,882
  Depreciation and amortization           230,097
248,577
  Operating expenses                      339,489
447,561
                                        ---------
---------
                                          774,088
937,020
                                        ---------
---------

          NET LOSS                    $  (188,386)     $
(357,186)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $   (56,825)     $
(154,942)
                                        =========
=========

Net loss allocated to other partners  $    (1,884)     $
(3,572)
                                        =========
=========

Net loss suspended                    $  (129,677)     $
(198,672)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     29

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                              (Unaudited)
                                                Series 9

--------------------------
                                           1998             1997
                                          -----            -----
 Revenues
   Rental                             $ 2,509,740      $
2,394,795
   Interest and other                     194,042
153,558
                                       ----------
----------
                                        2,703,782
2,548,353
                                       ----------
----------
Expenses
  Interest                                862,626
887,058
  Depreciation and amortization           944,385
967,950
  Operating expenses                    1,662,903
1,556,261
                                       ----------
----------
                                        3,469,914
3,411,269
                                       ----------
----------

          NET LOSS                    $  (766,132)     $
(862,916)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (441,678)     $
(753,828)
                                       ==========
==========

Net loss allocated to other partners  $    (7,661)     $
(8,629)
                                        =========
==========

Net loss suspended                    $  (316,793)     $
(100,459)
                                        =========
==========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for an distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     30








           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)

                                                  Series 10

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 1,878,955      $
1,839,292
   Interest and other                     106,071
96,997
                                       ----------
----------
                                        1,985,026
1,936,289
                                       ----------
----------
Expenses
  Interest                                725,549
648,229
  Depreciation and amortization           674,131
632,318
  Operating expenses                    1,106,932
1,186,240
                                       ----------
----------
                                        2,506,612
2,466,787
                                       ----------
----------
          NET LOSS                    $  (521,586)     $
(530,498)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (396,360)     $
(456,597)
                                       ==========
==========

Net loss allocated to other partners  $    (5,216)     $
(5,305)
                                       ==========
==========

Net loss suspended                    $  (120,010)     $
(68,596)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     31

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                Series 11

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 1,576,003      $
1,792,926
   Interest and other                      86,741
91,081
                                       ----------
----------
                                        1,662,744
1,884,007
                                       ----------
----------
Expenses
  Interest                                840,898
785,878
  Depreciation and amortization           623,377
592,009
  Operating expenses                    1,033,867
1,165,760
                                       ----------
----------

                                        2,498,142
2,543,647
                                       ----------
----------

          NET LOSS                    $  (835,398)     $
(659,640)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (740,809)     $
(623,000)
                                       ==========
==========

Net loss allocated to other partners  $    (8,354)     $
(6,596)
                                       ==========
==========

Net loss suspended                    $   (86,235)     $
(30,044)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     32

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1998
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                  Series 12

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                             $ 1,743,104      $
1,932,724
   Interest and other                      86,655
59,344
                                        ---------
---------

                                        1,829,759
1,992,068
                                        ---------
---------
Expenses
  Interest                                716,222
855,014
  Depreciation and amortization           679,492
707,481
  Operating expenses                    1,115,823
1,024,261
                                        ---------
---------
                                        2,511,537
2,586,756
                                        ---------
---------

          NET LOSS                    $  (681,778)     $
(594,688)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (561,675)     $
(572,212)
                                        =========
=========
Net loss allocated to other partners  $    (6,818)     $
(5,947)
                                        =========
=========

Net loss suspended                    $  (113,285)     $
(16,529)
                                        =========
=========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions. Excess losses are suspended for use in future years to
offset excess income.
                                     33

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1998
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                Series 14
                                       ---
------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 3,754,239      $
3,723,187
   Interest and other                     197,927
196,064
                                       ----------
----------

                                        3,952,166
3,919,251
                                       ----------
----------
Expenses
  Interest                              1,380,776
1,293,461
  Depreciation and amortization         1,092,409
1,275,282
  Operating expenses                    2,344,264
2,302,809
                                       ----------
----------
                                        4,817,449
4,871,552
                                       ----------
----------
          NET LOSS                    $  (865,283)     $
(952,301)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $  (772,289)     $
(847,874)
                                       ==========
==========

Net loss allocated to other partners  $    (8,653)     $
(9,523)
                                       ==========
==========

Net loss suspended                    $   (84,341)     $
(94,904)
                                       ==========
==========

The variance in allowable loss from the Operating Partnerships for the three
months ended June 30, 1998 and 1997 is mainly a result of the way the
Partnership accounts for its investment in Operating
Partnerships.  The
Partnership accounts for its investments using the equity method of
accounting.  Under the equity method of accounting, the
partnership adjusts
its investment cost for its share of each Operating Partnership's results of
operations and for any distributions received or accrued.
However, the
Partnership recognizes individual operating losses only to the extent of
capital contributions.  Excess losses are suspended for use in future years to
offset excess income.
                                     34

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 1998
                                (Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the fiscal year ended March
31, 1999 is
expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the
Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.





































Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 1998 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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




(Series 7) The Partnership commenced offering BACs in Series 7 on November
14, 1989.  Offers and sales of BACs in Series 7 totaled
$10,361,000 and were
completed on December 29, 1989. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 15 Operating
Partnerships in the amount of $7,547,852.

As of June 30, 1998, Series 7 had paid all installments of capital contributions to the Operating Partnerships. Series 7 net offering proceeds in the amount of $11,751 remains in working capital.

(Series 8)  No BACs with respect to Series 8 were offered.

(Series 9) The Partnership commenced offering BACs in Series 9 on February 1,
1990. Offers and sales of BACs in Series 9 totaled $41,574,018 and were completed on May 4, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 55 Operating
Partnerships in the amount of $30,128,943.

During the quarter ended June 30, 1998 the Partnership did not use any of Series 9's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. Series 9 net offering proceeds in the amount of $527,428 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating Partnerships and in working capital.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10,
1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating
Partnerships in the amount of $17,685,147.

As of June 30, 1998, Series 10 had paid all installments of capital contributions to the Operating Partnerships. Series 10 net offering proceeds in the amount of $169,379 remains in working capital.

(Series 11) The Partnership commenced offering BACs in Series 11 on September
17, 1990.  Offers and sales of BACs in Series 11 totaled
$24,735,002 and were
completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating
Partnerships in the amount of $17,849,548.

During the quarter ended June 30, 1998 the Partnership did not use any of Series 11's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. Series 11 net offering proceeds in the amount of $287,661 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

(Series 12) The Partnership commenced offering BACs in Series 12 on January
29, 1991.  Offers and sales of BACs in Series 12 totaled
$29,710,003 and were
completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating
Partnerships in the amount of $21,654,977.

During the quarter ended June 30, 1998, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. Series 12 net offering proceeds in the amount of $32,480 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

(Series 13)  No BACs with respect to Series 13 were offered.

(Series 14) The Partnership commenced offering BACs in Series 14 on May 20,
1991. Offers and sales of BACs in Series 14 totaled $55,728,997 and were completed on January 27, 1992. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 101 Operating
Partnerships in the amount of $40,673,736.

During the quarter ended June 30, 1998, $2,543 of Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $693,537 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

Results of Operations
---------------------
As of June 30, 1998 and 1997 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston
Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Communications Limited Partnership) in an amount equal to 0.5% of the
aggregate cost of the apartment complexes owned by the Operating
Partnerships,
less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently
being accrued.  It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership
management fee
incurred for the quarters ended June 30, 1998 and 1997 were $567,185 and
$587,499, respectively. The amount is anticipated to decrease in subsequent future periods as the Operating Partnerships begin to pay annual asset management and reporting fees to the partnership.





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

(Series 7)  As of June 30, 1998 and 1997, the average Qualified
Occupancy
for the series was 100% for both years. The series had a total of 15 properties at June 30, 1998.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $188,386. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $41,711. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the partnership incurring continued operational cash flow losses, this has raised substantial doubt about the property continuing as a going concern. The cash flow losses have been the result of continued poor occupancy on the property, which as of June 30, 1998 averaged 61% for the year. As of the 1997 year-end, the senior mortgage was in technical default as it matured and the Operating General Partner failed to payoff the loan. The mortgagee has yet to call the loan. The Operating General Partner has funded operating deficits in the past, but has failed to do so in 1998 and the Investment General Partner has had active conversations with the Operating General Partner about their intent.

(Series 9)  As of June 30, 1998 and 1997, the average Qualified
Occupancy
for the series was 99.8% for both years. The series had a total of 55 properties at June 30, 1998.  Out of the total, 53 were at 100%
Qualified
Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $766,132. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$178,253. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner of School Street II Limited Partnership (School Street Apts. II) pledged his general partnership interest in the
Operating Partnership as collateral for another loan. Since this was a violation of the terms of the partnership agreement, the Operating General Partner was removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent was hired by the new Operating General Partner to rent the vacant units. Occupancy was at approximately 87% in August 1998. It is anticipated that all units will be fully leased by the end of the third quarter. In addition, the Operating General Partner hired a new managing agent effective June 1998, and a refinancing application has been filed with the state housing agency, in hopes to further improve operations. Any capital needs are anticipated to be addressed as part of the refinancing package.

The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the partnership incurring continued operational cash flow losses, this has raised substantial doubt about the property continuing as a going concern. The cash flow losses have been the result of continued poor occupancy on the property, which as of June 30, 1998 averaged 61% for the year. As of the 1997 year-end, the senior mortgage was in technical default as it matured and the Operating General Partner failed to payoff the loan. The mortgagee has yet to call the loan. The Operating General Partner has funded operating deficits in the past, but has failed to do so in 1998 and the Investment General Partner has had active conversations with the Operating General Partner about their intent.

The occupancy of the Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) was at an average of 69% at the end of the first quarter of 1998. The area has an oversupply of affordable rental housing and a poor local enconomy which has negatively impacted the property. The management company, an affiliate of the Operating General Partner, has increased its marketing and outreach efforts and continues to offer assistance to the Operating Partnership.

(Series 10)  As of June 30, 1998 and 1997, the average Qualified
Occupancy for the series was 99.96% and 99.6%, respectively. The series had a total of 46 properties at June 30, 1998, 45 of which were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $521,586. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$152,545. This is an interim period estimate; it is not necessarily indicative of the final year end results.

North Connecticut Avenue L.P. (46 North Connecticut Avenue) is operating at a deficit due to high operating expenses. The Operating General Partner was seeking a loan modification from the loan holder, however the holder was reluctant to grant the request. The loan holder is in discussions with the Operating General Partner on a deed-in-lieu of foreclosure. The process of deed-in-lieu of foreclosure is continuing, but as of March 31, 1998 has not been completed. The Investment General Partner continues to monitor the situation.

(Series 11)  As of June 30, 1998 and 1997 the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at June 30, 1998.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $835,398. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $212,021. This is an interim period estimate; it is not necessarily indicative of the final year end results.


The Investment General Partner has received notification from the Internal Revenue Service that an administrative proceeding has begun on the Operating Partnership Crestwood RRH, Limited
(Crestwood Apartments).  Accountants for the Operating
Partnership are working with the IRS to resolve the situation.

(Series 12)  As of June 30, 1998 and 1997, the average Qualified
Occupancy for the series was 99.9% for both years. The series had a total of
53 properties at June 30, 1998, 52 of which were at 100% qualified occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $681,778. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $2,286. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of June 30, 1998 was 92%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

During 1997, the Operating General Partner of Brandywood Limited Partnership Brandywood Apts) and the affiliated management company improved the average occupancy of the property to 89.66%, up from 84% during 1996. In the first half of 1998, the operating partnership has maintained a 99.7% average occupancy. During 1997, the property operated under a forbearance agreement with the permanent mortgage lender, making payments on debt service based on cash flow. The loan was refinanced with the lender effective July 1998 at a lower rate. The restructuring of the loan will improve the financial feasibility of the property. In addition, a capital needs assessment was recently completed and identified items that will be addressed going forward.

(Series 14)  As of June 30, 1998 and 1997, the average Qualified
Occupancy for the series was 99.7% and 99.5%, respectively.  The series had a
total of 101 properties at June 30, 1998, 95 of which were at
100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $865,283. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$227,126. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of June 30, 1998 was 92%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.


Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from high operating expenses and occupancy issues. Management has said that the rental market is soft with an oversupply of housing. As of June 30, 1998, physical occupancy was 82%. Management will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

Woodfield Commons Limited Partnership (Rainbow Commons Apartments) is in receipt of a 60-Day letter issued by the IRS stating that the Operating Partnership has not met certain IRC Section 42 requirements. The finding was the result of an IRS audit of the Operating Partnership's tenant files. The IRS has proposed an adjustment that would disallow the Partnership from utilizing certain past or future credits. The Operating General Partner and its counsel are in the process of filing an appeal to the finding of the IRS, and do not anticipate an outcome that will have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements.

The first permanent loan of One Northridge, Limited (Northridge
Apts) will mature on December 10, 1998.  The Investment General
Partner is working with the Operating General Partner to refinance the loan.



































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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II
Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   August 19, 1998      By:  /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer



























