Form 10-Q
period 1998-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1998-11-20
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1998
                                     --------------------
                                             or

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



                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



               Boston Capital Tax Credit Fund II Limited
Partnership

                                BALANCE SHEETS


                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 55,208,647        $
60,839,977


OTHER ASSETS
   Cash and cash equivalents                   1,494,164
1,611,248
   Notes Receivable                              543,584
604,695
   Deferred acquisition costs (Note B)         1,165,480
1,189,760
   Other assets                                  470,570
387,808
                                              ----------
----------
                                            $ 58,882,445        $
64,633,488
                                              ==========
==========

LIABILITIES

Accounts Payable                            $      6,662        $
-
Accounts Payable - affiliates (Note C)        15,516,762
14,237,489
Capital Contributions payable (Note D)           368,417
368,417
                                              ----------
----------

                                              15,891,841
14,605,906
                                              ----------
----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              44,177,412
51,144,019

General Partner                               (1,186,808)
(1,116,437)
                                              ----------
----------
                                              42,990,604
50,027,582
                                              ----------
----------

                                            $ 58,882,445        $
64,633,488
                                              ==========
==========

       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                     SERIES 7

----------------------------
                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $1,268,520
$1,485,326

OTHER ASSETS
Cash and cash equivalents                        5,151
7,134
Notes receivable                                     -
-
Deferred acquisition costs (Note B)                  -
-
Other assets                                    17,803
16,450
                                             ---------
---------

                                            $1,291,474
$1,508,910
                                             =========
=========
LIABILITIES

Accounts payable                            $      100       $
-
Accounts payable - affiliates (Note C)         930,109
860,885
Capital contributions payable (Note D)               -
-
                                             ---------
---------
                                               930,209
860,885
                                             ---------
---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                               447,579
731,471


General Partner                                (86,314)
(83,446)
                                             ---------
---------

                                               361,265
648,025
                                             ---------
---------

                                            $1,291,474
$1,508,910
                                             =========
=========


        The accompanying notes are an integral part of these statements.


           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9

----------------------------
                                            September 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $10,118,451
$10,821,707


OTHER ASSETS
Cash and cash equivalents                        480,869
517,412
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               20,878
21,312
Other assets                                      64,884
47,650
                                              ----------
----------

                                             $10,685,082
$11,408,081
                                              ==========
==========

LIABILITIES

Accounts payable                             $       289     $
-
Accounts payable - affiliates (Note C)         3,745,056
3,457,163
Capital contributions payable (Note D)             4,590
4,590
                                              ----------
----------
                                               3,749,935
3,461,753
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                7,226,135
8,227,204

General Partner                                 (290,988)
(280,876)
                                              ----------
----------

                                               6,935,147
7,946,328
                                              ----------
----------
                                             $10,685,082
$11,408,081
                                              ==========
==========


        The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                       SERIES 10

----------------------------
                                            September 30,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,481,917     $
8,211,459

OTHER ASSETS
Cash and cash equivalents                         97,718
124,484
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               82,593
84,314
Other assets                                      39,969
39,662
                                              ----------
----------

                                             $ 7,702,197     $
8,459,919
                                              ==========
==========
LIABILITIES

Accounts payable                             $       228     $
-
Accounts payable - affiliates (Note C)         2,517,234
2,339,472
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               2,517,462
2,339,472
                                              ----------
----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                5,343,701
6,270,055


General Partner                                 (158,966)
(149,608)
                                              ----------
----------

                                               5,184,735
6,120,447
                                              ----------
----------

                                             $ 7,702,197     $
8,459,919
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                           BALANCE SHEETS

                                                      SERIES 11

----------------------------
                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,421,960     $
9,872,942

OTHER ASSETS

Cash and cash equivalents                        261,514
287,800
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               41,863
42,735
Other assets                                      50,137
47,290
                                              ----------
----------
                                             $ 8,775,474
$10,250,767
                                              ==========
==========

LIABILITIES

Accounts payable                             $       173     $
-
Accounts payable - affiliates (Note C)         1,788,996
1,625,754
Capital contributions payable (Note D)            22,528
22,528
                                              ----------
----------
                                               1,811,697
1,648,282
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                7,108,824
8,731,145

General Partner                                 (145,047)
(128,660)
                                              ----------
----------

                                               6,963,777
8,602,485
                                              ----------
----------

                                             $ 8,775,474
$10,250,767
                                              ==========
==========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                            BALANCE SHEETS

                                                      SERIES 12

----------------------------
                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $ 9,565,881
$10,585,841

OTHER ASSETS
Cash and cash equivalents                         11,046
21,827
Notes receivable                                       -
61,111
Deferred acquisition costs (Note B)              319,604
326,262
Other assets                                     108,111
59,831
                                               ---------
---------

                                             $10,004,642
$11,054,872
                                              ==========
==========

LIABILITIES

Accounts payable                             $       222     $
-
Accounts payable - affiliates (Note C)         2,270,040
2,067,156
Capital contributions payable (Note D)            11,405
11,405
                                              ----------
----------
                                               2,281,667
2,078,561
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                7,903,004
9,143,807

General Partner                                 (180,029)
(167,496)
                                              ----------
----------

                                               7,722,975
8,976,311
                                              ----------
----------

                                             $10,004,642
$11,054,872
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14

----------------------------
                                            September 30,
March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $18,351,918
$19,862,702

OTHER ASSETS

Cash and cash equivalents                        637,866
652,591
Notes receivable                                 543,584
543,584
Deferred acquisition costs (Note B)              700,542
715,137
Other assets                                     189,666
176,925
                                              ----------
----------

                                             $20,423,576
$21,950,939
                                              ==========
==========

LIABILITIES

Accounts payable                             $     5,650     $
-
Accounts payable - affiliates (Note C)         4,265,327
3,887,059
Capital contributions payable (Note D)           329,894
329,894
                                              ----------
----------
                                               4,600,871
4,216,953
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               16,148,169
18,040,337

General Partner                                 (325,464)
(306,351)
                                              ----------
----------
                                              15,822,705
17,733,986
                                              ----------
----------
                                             $20,423,576
$21,950,939
                                              ==========
==========


      The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                                (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    19,463   $    13,070
  Other Income                                4,447             -
                                         ----------    ----------
                                             23,910        13,070
Share of loss from Operating
  Partnerships                           (2,662,923)
(2,491,966)
                                         ----------    ----------
Expenses
  Partnership management fees               590,952       585,292
  Amortization                               12,139        12,139
  General and administrative expenses       244,313       278,820
                                         ----------    ----------

                                           (847,404)      876,251
                                         ----------    ----------


  NET LOSS                              $(3,486,417)
$(3,355,147)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(3,451,553)
$(3,321,596)
                                         ==========    ==========

Net loss allocated to general partner   $   (34,864)  $
(33,551)
                                         ==========    ==========

Net loss per BAC                        $     (1.20)  $
(1.03)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $      64     $
87
  Other Income                                         -
-
                                                --------
--------
                                                      64
87
Share of loss from Operating
  Partnerships                                  (159,981)
(75,508)
                                                --------
--------

Expenses
  Partnership management fees                     28,287
28,287
  Amortization                                         -
-
  General and administrative expenses             17,709
18,138
                                                --------
--------

                                                  45,996
46,425
                                                --------
--------


  NET LOSS                                     $(205,913)
$(121,846)
                                                ========
========

Net loss allocated to limited
  partners                                     $(203,854)
$(120,628)
                                                ========
========

Net loss allocated to general partner          $  (2,059)    $
(1,218)
                                                ========
========

Net loss per BAC                               $    (.20)    $
(.12)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $    5,950    $
4,146
  Other Income                                        -
-
                                               --------
--------
                                                  5,950
4,146
Share of loss from Operating
  Partnerships                                 (260,328)
(379,281)
                                               --------
--------

Expenses
  Partnership management fees                   143,946
133,428
  Amortization                                      217
217
  General and administrative expenses            38,720
46,077
                                               --------
--------

                                                182,883
179,722
                                               --------
--------


  NET LOSS                                   $ (437,261)  $
(554,857)
                                               ========
=========

Net loss allocated to limited partners       $ (432,888)  $
(549,308)
                                               ========
=========

Net loss allocated to general partner        $   (4,373)  $
(5,549)
                                               ========
=========

Net loss per BAC                             $     (.10)  $
(.13)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   1,625     $
949
  Other income                                        -
-
                                               --------
--------
                                                  1,625
949
Share of loss from Operating
  Partnerships                                 (333,187)
(239,795)
                                               --------
--------

Expenses
  Partnership management fees                    88,878
86,310
  Amortization                                      860
860
  General and administrative expenses            28,878
38,849
                                               --------
--------

                                                118,616
126,019
                                               --------
--------


  NET LOSS                                    $(450,178)
$(364,865)
                                               ========
========

Net loss allocated to limited partner         $(445,676)
$(361,216)
                                               ========
========

Net loss allocated to general partner         $  (4,502)    $
(3,649)
                                               ========
========

Net loss per BAC                              $    (.19)    $
(.15)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   4,791     $
1,724
  Other Income                                        -
-
                                               --------
--------
                                                  4,791
1,724
Share of loss from Operating
  Partnerships                                 (709,103)
(516,095)
                                               --------
--------

Expenses
  Partnership management fees                    80,166
79,620
  Amortization                                      436
436
  General and administrative expenses            33,774
36,975
                                               --------
--------

                                                114,376
117,031
                                               --------
--------


  NET LOSS                                    $(818,688)
$(631,402)
                                               ========
========

Net loss allocated to limited partner         $(810,501)
$(625,088)
                                               ========
========

Net loss allocated to general partner         $  (8,187)    $
(6,314)
                                               ========
========

Net loss per BAC                              $    (.33)    $
(.25)
                                               ========
========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     151     $
67
  Other Income                                        -
-
                                               --------
--------
                                                    151
67
Share of loss from Operating
  Partnerships                                 (466,620)
(403,249)
                                               --------
--------

Expenses
  Partnership management fee                     79,660
87,663
  Amortization                                    3,329
3,329
  General and administrative expenses            49,156
51,288
                                               --------
--------

                                                132,145
142,280
                                               --------
--------


  NET LOSS                                    $(598,614)
$(545,462)
                                               ========
========

Net loss allocated to limited partner         $(592,628)
$(540,007)
                                               ========
========

Net loss allocated to general partner         $  (5,986)    $
(5,455)
                                               ========
========

Net loss per BAC                              $    (.20)    $
(.18)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $     6,882    $
6,097
  Other Income                                    4,447
-
                                              ---------
---------
                                                 11,329
6,097
Share of loss from Operating
  Partnerships                                 (733,704)
(878,038)
                                              ---------
---------

Expenses
  Partnership management fees                   170,015
169,984
  Amortization                                    7,297
7,297
  General and administrative expenses            76,076
87,493
                                              ---------
---------

                                                253,388
264,774
                                              ---------
---------


  NET LOSS                                  $  (975,763)
$(1,136,715)
=========     =========

Net loss allocated to limited partner       $  (966,005)
$(1,125,348)
                                              =========
=========

Net loss allocated to general partner       $    (9,758)  $
(11,367)
                                              =========
=========

Net loss per BAC                            $      (.18)  $
(.20)
                                              =========
=========








       The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                                (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    39,566   $    25,039
  Other Income                               25,781             -
                                         ----------    ----------
                                             65,347        25,039
Share of loss from Operating
  Partnerships                           (5,632,559)
(5,900,419)
                                         ----------    ----------
Expenses
  Partnership management fees             1,183,791     1,172,721
  Amortization                               24,281        24,281
  General and administrative expenses       261,694       325,575
                                         ----------    ----------

                                          1,469,766     1,522,577
                                         ----------    ----------


  NET LOSS                              $(7,036,978)
$(7,397,957)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(6,966,607)
$(7,323,977)
                                         ==========    ==========

Net loss allocated to general partner   $   (70,371)  $
(73,980)
                                         ==========    ==========

Net loss per BAC                        $     (2.33)  $
(2.33)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $     116     $
175
  Other Income                                         -
-
                                                --------
--------
                                                     116
175
Share of loss from Operating
  Partnerships                                  (216,806)
(230,450)
                                                --------
--------

Expenses
  Partnership management fees                     56,574
56,574
  Amortization                                         -
-
  General and administrative expenses             13,496
21,023
                                                --------
--------

                                                  70,070
77,597
                                                --------
--------


  NET LOSS                                     $(286,760)
$(307,872)
                                                ========
========

Net loss allocated to limited
  partners                                     $(283,892)
$(304,793)
                                                ========
========

Net loss allocated to general partner          $  (2,868)    $
(3,079)
                                                ========
========

Net loss per BAC                               $    (.28)    $
(.29)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                           $    11,003    $
8,494
  Other Income                                    2,134
-
                                               --------     -
--------
                                                 13,137
8,494
Share of loss from Operating
  Partnerships                                 (702,006)
(1,133,109)
                                               --------     -
--------

Expenses
  Partnership management fees                   287,892
269,341
  Amortization                                      435
435
  General and administrative expenses            33,985
54,862
                                               --------     -
--------

                                                322,312
324,638
                                               --------     -
--------


  NET LOSS                                  $(1,011,181)
$(1,449,253)
                                              =========
=========

Net loss allocated to limited partners      $(1,001,069)
$(1,434,760)
                                              =========
=========

Net loss allocated to general partner       $   (10,112)  $
(14,493)
                                              =========
=========

Net loss per BAC                            $      (.24)  $
(.34)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   3,083     $
1,927
  Other income                                        -
-
                                               --------
--------
                                                  3,083
1,927
Share of loss from Operating
  Partnerships                                 (729,547)
(696,392)
                                               --------
--------

Expenses
  Partnership management fees                   177,756
170,838
  Amortization                                    1,721
1,721
  General and administrative expenses            29,771
45,426
                                               --------
--------

                                                209,248
217,985
                                               --------
--------


  NET LOSS                                    $(935,712)
$(912,450)
                                               ========
========

Net loss allocated to limited partner         $(926,354)
$(903,326)
                                               ========
========

Net loss allocated to general partner         $  (9,358)    $
(9,124)
                                               ========
========

Net loss per BAC                              $    (.39)    $
(.37)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                            $    8,410    $
3,397
  Other Income                                    2,400
-
                                              ---------     -
--------
                                                 10,810
3,397
Share of loss from Operating
  Partnerships                               (1,449,912)
(1,139,095)
                                              ---------     -
--------

Expenses
  Partnership management fees                   160,586
158,454
  Amortization                                      872
872
  General and administrative expenses            38,148
42,738
                                              ---------     -
--------

                                                199,606
202,064
                                              ---------     -
--------


  NET LOSS                                  $(1,638,708)
$(1,337,762)
                                              =========
=========

Net loss allocated to limited partner       $(1,622,321)
$(1,324,384)
                                              =========
=========

Net loss allocated to general partner       $   (16,387)  $
(13,378)
                                              =========
=========

Net loss per BAC                            $      (.66)  $
(.53)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $       311   $
152
  Other Income                                    6,150
-
                                              ---------     -
--------
                                                  6,461
152
Share of loss from Operating
  Partnerships                               (1,028,295)
(975,461)
                                              ---------     -
--------

Expenses
  Partnership management fee                    170,788
179,181
  Amortization                                    6,658
6,658
  General and administrative expenses            54,056
59,049
                                              ---------     -
--------

                                                231,502
244,888
                                              ---------     -
--------


  NET LOSS                                  $(1,253,336)
$(1,220,197)
                                              =========
=========

Net loss allocated to limited partner       $(1,240,803)
$(1,207,995)
                                              =========
=========

Net loss allocated to general partner       $   (12,533)  $
(12,202)
                                              =========
=========

Net loss per BAC                            $      (.42)  $
(.41)
                                              =========
=========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Six Months Ended September 30,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $    16,643   $
10,894
  Other Income                                   15,097
-
                                              ---------
---------
                                                 31,740
10,894
Share of loss from Operating
  Partnerships                               (1,505,993)
(1,725,912)
                                              ---------
---------

Expenses
  Partnership management fees                   330,195
338,333
  Amortization                                   14,595
14,595
  General and administrative expenses            92,238
102,477
                                              ---------
---------

                                                437,028
455,405
                                              ---------
---------


  NET LOSS                                  $(1,911,281)
$(2,170,423)
=========     =========

Net loss allocated to limited partner       $(1,892,168)
$(2,148,719)
                                              =========
=========

Net loss allocated to general partner       $   (19,113)  $
(21,704)
                                              =========
=========

Net loss per BAC                            $      (.34)  $
(.39)
                                              =========
=========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1998            $ 51,144,019   $(1,116,437)
$50,027,582


    Net loss                   (6,966,607)      (70,371)
(7,036,978)
                               ----------     ---------
----------


Partners' capital (deficit),
   September 30, 1998        $ 44,177,412   $(1,186,808)
$42,990,604
                               ==========     =========
==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1998
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1998             $   731,471     $ (83,446)   $
648,025

Net loss                         (283,892)       (2,868)
(286,760)
                                ---------      --------
---------
Partners' capital (deficit),
    September 30, 1998        $   447,579     $ (86,314)   $
361,265
                                =========      ========
=========

Series 9
--------

Partners' capital (deficit),
    April 1, 1998             $ 8,227,204     $(280,876)  $
7,946,328

Net loss                       (1,001,069)      (10,112)
(1,011,181)
                               ----------       -------
----------

Partners' capital (deficit),
    September 30, 1998        $ 7,226,135     $(290,988)  $
6,935,147
                               ==========      ========
==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1998             $ 6,270,055     $(149,608)  $
6,120,447

Net loss                         (926,354)       (9,358)
(935,712)
                               ----------      --------    ------
----
Partners' capital (deficit),
    September 30, 1998        $ 5,343,701     $(158,966)  $
5,184,735
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1998
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1998             $ 8,731,145     $(128,660)  $
8,602,485

Net loss                       (1,622,321)      (16,387)
(1,638,708)
                               ----------      --------
----------
Partners' capital (deficit),
    September 30, 1998        $ 7,108,824     $(145,047)  $
6,963,777
                               ==========      ========
==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1998             $ 9,143,807     $(167,496)  $
8,976,311

Net loss                       (1,240,803)      (12,533)
(1,253,336)
                               ----------      --------
----------

Partners' capital (deficit),
    September 30, 1998        $ 7,903,004     $(180,029)  $
7,722,975
                               ==========      ========
==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1998             $18,040,337     $(306,351)
$17,733,986

Net loss                       (1,892,168)      (19,113)
(1,911,281)
                               ----------      --------
----------

Partners' capital (deficit),
    September 30, 1998        $16,148,169     $(325,464)
$15,822,705
                               ==========      ========
==========

       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                             $ (7,036,978)  $
(7,397,957)
    Adjustments
       Distributions from Operating
         Partnerships                           6,913
13,498
       Amortization                            24,281
24,281
       Share of loss from Operating
Partnerships                      5,632,559      5,900,419
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               1,285,930
1,321,545
       Decrease (Increase) in other
         assets                               (12,741)
-
       Decrease (Increase) in prepaid
         Expenses                             (17,681)
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (117,717)
(138,214)
                                           ----------
----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                  (2,543)
(13,000)
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
        Operating Partnerships                  3,176
-
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                   633
(13,000)
                                            ----------    -------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (117,084)
(151,214)


Cash and cash equivalents, beginning        1,611,248
1,725,325
                                           ----------
----------
Cash and cash equivalents, ending        $  1,494,164    $
1,574,111
                                           ==========
==========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                  (Unaudited)
                                                    Series 7

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                                $ (286,760)   $
(307,872)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                                  -
-
       Share of loss from Operating
         Partnerships                          216,806
230,450
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           69,324
72,897
       Decrease (Increase) in other
         assets                                 (1,353)
-
       Decrease (Increase) in prepaid                -
-
         expenses                             --------
---------

       Net cash (used in) provided by
         operating activities                   (1,983)
(4,525)
                                              --------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from Operating
       Partnerships                                  -
-
     Credit adjusters received from Operating
       Partnerships                                  -
-
                                              --------
---------
         Net cash (used in) provided by
           investing activities                      -
-
                                              --------     ------
---


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (1,983)
(4,525)

Cash and cash equivalents, beginning             7,134
12,008
                                              --------
---------
Cash and cash equivalents, ending            $   5,151    $
7,483
                                              ========
=========


     The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                  (Unaudited)


                                                    Series 9

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(1,011,181)
$(1,449,253)
    Adjustments
       Distributions from Operating
         Partnerships                            1,249
3,388
       Amortization                                435
435
       Share of loss from Operating
          Partnerships                         702,006
1,133,109
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          288,182
287,892
       Decrease (Increase) in other
         assets                                (17,234)
-
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                             ---------
---------
         Net cash (used in) provided by
           operating activities                (36,543)
(24,429)
                                             ---------
---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -
-
    Advances (made to) repaid from
       Operating Partnerships                        -
-
    Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
---------
         Net cash (used in) provided by
          investing activities                       -
-
                                             ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (36,543)
(24,429)

Cash and cash equivalents, beginning           517,412
566,836
                                             ---------
---------
Cash and cash equivalents, ending          $   480,869     $
542,407
                                             =========
=========


         The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                             (Unaudited)

                                                    Series 10

-------------------------
                                              1998
1997
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (935,712)   $
(912,450)
    Adjustments
       Distributions from Operating
         Partnerships                               -
-
       Amortization                             1,721
1,721
       Share of loss from Operating
          Partnerships                        729,547
696,392
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         177,985
177,756
       Decrease (Increase) in other
         assets                                  (307)
-
       Decrease (Increase) in prepaid
         expenses                                   -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (26,766)
(36,581)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (26,766)
(36,581)

Cash and cash equivalents, beginning          124,484
144,428
                                            ---------
---------
Cash and cash equivalents, ending          $   97,718     $
107,847
                                            =========
=========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)


                                                    Series 11

-------------------------
                                              1998           1997
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,638,708)  $
(1,337,762)
    Adjustments
       Distributions from Operating
         Partnerships                           1,070
-
       Amortization                               872
872
       Share of loss from Operating
          Partnerships                      1,449,912
1,139,095
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         163,415
162,839
       Decrease (Increase) in other
         assets                                (2,847)
-
       Decrease (Increase) in
         prepaid expenses                           -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (26,286)
(34,956)
                                            ---------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (26,286)
(34,956)

Cash and cash equivalents, beginning          287,800
307,351
                                            ---------
---------
Cash and cash equivalents, ending          $  261,514     $
272,395
                                            =========
=========


        The accompanying notes are an integral part of these statements.


               Boston Capital Tax Credit Fund II Limited
Partnership

                          STATEMENTS OF CASH FLOWS
                        Six Months Ended September 30,
                                (Unaudited)
                                                    Series 12

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $(1,253,336)
$(1,220,197)
    Adjustments
       Distributions from Operating
         Partnerships                             436
4,674
       Amortization                             6,658
6,658
       Share of loss from Operating
             Partnerships                   1,028,295
975,461
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         203,106
241,891
       Decrease (Increase) in prepaid
         Expenses                               4,060
-
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (10,781)
8,487
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from Operating
       Partnerships                                 -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (10,781)
8,487

Cash and cash equivalents, beginning           21,827
8,532
                                            ---------
---------
Cash and cash equivalents, ending          $   11,046    $
17,019
                                            =========
=========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership
                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)
                                                    Series 14

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(1,911,281)
$(2,170,423)
    Adjustments
       Distributions from Operating
         Partnerships                            4,158
5,436
       Amortization                             14,595
14,595
       Share of loss from Operating
          Partnerships                       1,505,993
1,725,912
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          383,918
378,270
       Decrease (Increase) in other
         Assets                                (12,741)
-
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                            ----------
---------
         Net cash (used in) provided by
           operating activities                (15,358)
(46,210)
                                            ----------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                   (2,543)
(13,000)
     Advances (made to) repaid from
       Operating Partnerships                        -
-
     Credit adjusters received from
       Operating Partnerships                    3,176
-
                                            ----------
---------
         Net cash (used in) provided by
           investing activities                 (2,543)
(13,000)
                                            ----------
---------

        INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (14,725)
(59,210)

Cash and cash equivalents, beginning           652,591
686,170
                                            ----------
---------
Cash and cash equivalents, ending         $    637,866   $
626,960
                                            ==========
=========







       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1998
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 1998 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating
Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.







           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             September 30, 1998
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 1998, the
Partnership has accumulated unallocated acquisition amortization totaling
$187,966. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 1998 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $3,045, $12,045, $6,105,
$46,609, and
$102,162, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership (formerly Boston
Capital
Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating
Partnerships has been
accrued to Boston Capital Asset Management Limited Partnership
(formerly
Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended September 30, 1998 and 1997 are as follows:










           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             September 30, 1998
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
                               =======        =======


     Accounts payable - affiliates at September 30, 1998 and 1997 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).

     As of September 30, 1998, an affiliate of the general partner has advanced a total of $131,400 to the Partnership to pay certain operating expenses of two of the series (Series 7 & 12). Of the total amount advanced, $20,000 was advanced during the quarter ended September 30, 1998. These advances are included in Accounts Payable - affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.
















           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1998
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At September 30, 1998 and 1997 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 1998 and 1997 by series are as follows:


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

  The contributions payable at September 30, 1998 and 1997 by series are as follows:

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
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the six months ended June 30, 1998.


      Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 7

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 1,039,250      $
1,039,079
   Interest and other                      97,505
92,405
                                        ---------
---------
                                        1,136,755
1,131,484
                                        ---------
---------
Expenses
  Interest                                401,032
449,664
  Depreciation and amortization           522,415
525,248
  Operating expenses                      694,009
774,849
                                        ---------
---------
                                        1,617,456
1,749,761
                                        ---------
---------

          NET LOSS                    $  (480,701)     $
(618,277)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (216,806)     $
(230,450)
                                        =========
=========

Net loss allocated to other partners  $    (4,807)     $
(6,183)
                                        =========
=========

Net loss suspended                    $  (259,088)     $
(381,644)
                                        =========
=========

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

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                              (Unaudited)
                                                Series 9

--------------------------
                                           1998             1997
                                          -----            -----
 Revenues
   Rental                             $ 5,014,152      $
4,846,995
   Interest and other                     448,282
269,183
                                       ----------
----------
                                        5,462,434
5,116,178
                                       ----------
----------
Expenses
  Interest                              1,709,979
1,736,512
  Depreciation and amortization         1,895,143
1,940,311
  Operating expenses                    3,152,863
2,935,864
                                       ----------
----------
                                        6,757,985
6,612,687
                                       ----------
----------

          NET LOSS                    $(1,295,551)
$(1,496,509)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (702,006)
$(1,133,109)
                                       ==========
==========

Net loss allocated to other partners  $   (12,956)     $
(14,965)
                                        =========
==========

Net loss suspended                    $  (580,589)     $
(348,435)
                                        =========
==========

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





           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                             (Unaudited)

                                                  Series 10

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 3,756,096      $
3,672,397
   Interest and other                     218,746
162,155
                                       ----------
----------
                                        3,974,842
3,834,552
                                       ----------
----------
Expenses
  Interest                              1,444,139
1,219,767
  Depreciation and amortization         1,326,525
1,250,582
  Operating expenses                    2,170,983
2,233,135
                                       ----------
----------
                                        4,941,647
4,703,484
                                       ----------
----------
          NET LOSS                    $  (966,805)     $
(868,932)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (729,547)     $
(696,392)
                                       ==========
==========

Net loss allocated to other partners  $    (9,668)     $
(8,689)
                                       ==========
==========

Net loss suspended                    $  (227,590)     $
(163,851)
                                       ==========
==========

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





           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                Series 11

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 3,147,418      $
3,354,442
   Interest and other                     169,609
159,552
                                       ----------
----------
                                        3,317,027
3,513,994
                                       ----------
----------
Expenses
  Interest                              1,679,214
1,469,243
  Depreciation and amortization         1,248,828
1,212,151
  Operating expenses                    1,994,875
2,089,635
                                       ----------
----------

                                        4,922,917
4,771,029
                                       ----------
----------

          NET LOSS                    $(1,605,890)
$(1,257,035)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,449,912)
$(1,139,095)
                                       ==========
==========

Net loss allocated to other partners  $   (16,059)     $
(12,570)
                                       ==========
==========

Net loss suspended                    $  (139,919)     $
(105,370)
                                       ==========
==========


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



         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1998
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                  Series 12

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                             $ 3,461,126      $
3,688,083
   Interest and other                     182,199
139,303
                                        ---------
---------

                                        3,643,325
3,827,386
                                        ---------
---------
Expenses
  Interest                              1,406,175
1,407,925
  Depreciation and amortization         1,352,356
1,404,838
  Operating expenses                    2,205,247
2,085,872
                                        ---------
---------
                                        4,963,778
4,898,635
                                        ---------
---------

          NET LOSS                    $(1,320,453)
$(1,071,249)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,028,294)     $
(975,461)
                                        =========
=========
Net loss allocated to other partners  $   (13,205)     $
(10,712)
                                        =========
=========

Net loss suspended                    $  (278,954)     $
(85,076)
                                        =========
=========



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


           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1998
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                Series 14
                                       ---
------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 7,416,656      $
7,276,684
   Interest and other                     385,927
392,565
                                       ----------
----------

                                        7,802,583
7,669,249
                                       ----------
----------
Expenses
  Interest                              2,680,350
2,561,120
  Depreciation and amortization         2,359,114
2,635,715
  Operating expenses                    4,521,883
4,410,095
                                       ----------
----------
                                        9,561,347
9,606,930
                                       ----------
----------
          NET LOSS                    $(1,758,764)
$(1,937,681)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(1,505,993)
$(1,725,912)
                                       ==========
==========

Net loss allocated to other partners  $   (17,588)     $
(19,377)
                                       ==========
==========

Net loss suspended                    $  (235,183)     $
(192,392)
                                       ==========
==========



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

                            September 30, 1998
                                (Unaudited)

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





































Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 1998 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

The Partnership has recognized other income as of September 30, 1998 in the amount of $25,781. Of the total, $6,281 represents distributions from Operating Partnership for which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.
The remaining $19,500 represents transfer fee income.

An affiliate of the general partner has advanced $131,400 to the Partnership to pay certain third party operating expenses. This amount has been advanced to two series, Series 7 and 12. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sales or refinancing of the Partnership's interest in
Operating Partnerships. The Partnership anticipates that as the Operating
Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.


Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared
effective by the
Securities and Exchange Commission on October 25, 1989.  The
Partnership
received and accepted subscriptions for $186,337,017 representing
18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.




(Series 7) The Partnership commenced offering BACs in Series 7 on November
14, 1989.  Offers and sales of BACs in Series 7 totaled
$10,361,000 and were
completed on December 29, 1989. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 15 Operating
Partnerships in the amount of $7,547,852.

As of September 30, 1998, Series 7 had paid all installments of capital contributions to the Operating Partnerships. Series 7 net offering proceeds in the amount of $5,151 remains in working capital.

(Series 8)  No BACs with respect to Series 8 were offered.

(Series 9) The Partnership commenced offering BACs in Series 9 on February 1,
1990. Offers and sales of BACs in Series 9 totaled $41,574,018 and were completed on May 4, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 55 Operating
Partnerships in the amount of $30,128,943.

During the quarter ended September 30, 1998 the Partnership did not use any of Series 9's net offering proceeds to pay installments of its capital contributions to the Operating
Partnerships. Series 9 net offering proceeds in the amount of $480,869 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships and in working capital.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10,
1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating
Partnerships in the amount of $17,685,147.

As of September 30, 1998, Series 10 had paid all installments of capital contributions to the Operating Partnerships. Series 10 net offering proceeds in the amount of $97,718 remains in working capital.

(Series 11) The Partnership commenced offering BACs in Series 11 on September
17, 1990.  Offers and sales of BACs in Series 11 totaled
$24,735,002 and were
completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating
Partnerships in the amount of $17,849,548.

During the quarter ended September 30, 1998 the Partnership did not use any of Series 11's net offering proceeds to pay installments of its capital contributions to the Operating
Partnerships. Series 11 net offering proceeds in the amount of $261,514 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

(Series 12) The Partnership commenced offering BACs in Series 12 on January
29, 1991.  Offers and sales of BACs in Series 12 totaled
$29,710,003 and were
completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating
Partnerships in the amount of $21,654,977.

During the quarter ended September 30, 1998, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating
Partnerships.  Series 12 net offering
proceeds in the amount of $11,046 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

(Series 13)  No BACs with respect to Series 13 were offered.

(Series 14) The Partnership commenced offering BACs in Series 14 on May 20,
1991. Offers and sales of BACs in Series 14 totaled $55,728,997 and were completed on January 27, 1992. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 101 Operating
Partnerships in the amount of $40,673,736.

During the quarter ended September 30, 1998, $2,543 of Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $637,866 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

Results of Operations
---------------------
As of September 30, 1998 and 1997 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston
Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Communications Limited Partnership) in an amount equal to 0.5% of the
aggregate cost of the apartment complexes owned by the Operating
Partnerships,
less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently
being accrued.  It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership
management fee
incurred for the quarters ended September 30, 1998 and 1997 were $590,952 and
$585,292, respectively. The amount is anticipated to decrease in subsequent future periods as more Operating Partnerships begin to pay annual asset management and reporting fees to the Partnership.





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

(Series 7)  As of September 30, 1998 and 1997, the average
Qualified Occupancy
for the series was 100% for both years. The series had a total of 15 properties at September 30, 1998.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $480,701. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $41,714. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the operating partnership incurring continued operational cash flow losses, this has raised substantial doubt about the property continuing as a going concern. The cash flow losses have been the result of continued poor occupancy at the property. As of the 1997 year-end, the senior mortgage was in technical default as it matured and the Operating General Partner failed to payoff the loan. The mortgagee has yet to call the loan. The Operating General Partner has funded operating deficits in the past, but has failed to do so in 1998. Due to the Operating General Partner's inability to continue funding operating deficits, the Investment General Partner has initiated conversations with the first mortgage holder. The first mortgage holder has commissioned environmental and appraisal reports and is holding any discussions in abeyance until the reports are completed.

(Series 9)  As of September 30, 1998 and 1997, the average
Qualified Occupancy
for the series was 99.7% and 99.8%, respectively. The series had a total of 55 properties at September 30, 1998. Out of the total, 52 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,295,551. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$599,592. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner and management agent of School Street II Limited Partnership (School Street Apts. II) were removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent and new management company were hired by the new Operating General Partner to rent the vacant units. Due to the unresponsiveness of the management company, another company was hired in October 1998. Occupancy and operations are anticipated to improve as a result of this change. Occupancy was at approximately 75% in October 1998. In addition, the Operating General Partner has initiated negotiations with the first mortgage holder to restructure the debt.

A refinancing application has been filed with the state housing agency, in hopes to further improve operations. Any capital needs are anticipated to be addressed as part of refinancing package.

The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the operating partnership incurring continued operational cash flow losses, this has raised substantial doubt about the property continuing as a going concern. The cash flow losses have been the result of continued poor occupancy at the property. As of the 1997 year-end, the senior mortgage was in technical default as it matured and the Operating General Partner failed to payoff the loan. The mortgagee has yet to call the loan. The Operating General Partner has funded operating deficits in the past, but has failed to do so in 1998. Due to the Operating General Partner's inability to continue funding operating deficits, the Investment General Partner has initiated conversations with the first mortgage holder. The first mortgage holder has commissioned environmental and appraisal reports and is holding any discussions in abeyance until the reports are completed.

The occupancy of the Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) dropped to an average of 65% as of the end of the second quarter of 1998. The area has an oversupply of affordable rental housing and a poor local enconomy which has negatively impacted the property. The management company, an affiliate of the Operating General Partner, has increased its marketing and outreach efforts and continues to offer assistance to the Operating Partnership. A site visit to the property has been scheduled for the early part of the third quarter to review property operations and marketing strategies.

(Series 10)  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.9% and 99.6%, respectively. The series had a total of 46 properties at September 30, 1998, 45 of which were at 100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $966,805. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$359,720. This is an interim period estimate; it is not necessarily indicative of the final year end results.

North Connecticut Avenue L.P. (46 North Connecticut Avenue) is operating at a deficit due to high operating expenses. The Operating General Partner was seeking a loan modification from the loan holder, who is reluctant to grant the request. The loan holder is in discussions with the Operating General Partner on a deed-in-lieu of foreclosure. As of September 30, 1998 negotiations have not been completed. The deed-in-lieu of foreclosure is anticipated to occur prior to year-end 1998. The Investment General Partner continues to monitor the situation.

(Series 11)  As of September 30, 1998 and 1997 the average
Qualified
Occupancy for the series was 99.37% and 100%, respectively. The series had a total of 40 properties at September 30, 1998, 39 of which were at 100% Qualified Occupancy.



For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,605,890. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $357,062. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Investment General Partner has received notification from the Internal Revenue Service that an administrative proceeding has begun on the Operating Partnership Crestwood RRH, Limited
(Crestwood Apartments).  Accountants for the Operating
Partnership are working with the IRS to resolve the situation.

(Series 12)  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had a total of
53 properties at September 30, 1998, 52 of which were at 100% qualified occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,320,453. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $31,903. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of September 30, 1998 was 89%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

In the three quarters of 1998, Brandywood Limited Partnership (Brandywood Apts) has maintained a 99.7% average occupancy. During 1997, the property operated under a forbearance agreement with the permanent mortgage lender, making payments on debt service based on cash flow. The loan was refinanced with the lender effective July 1998 at a lower rate. The restructuring has improved the financial feasibility of the property. In addition, a capital needs assessment was recently completed and items were identified that will be addressed from future cash flow.

(Series 14)  As of September 30, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.6% and 99.5%, respectively. The series had a total of 101 properties at September 30, 1998, 95 of which were at 100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,758,764. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$600,350. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The physical occupancy of California Investors VII Limited
Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of
September 30, 1998 was 89%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Parnters IV, A California LP (Glenhaven Park) continue to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is soft with an oversupply of housing. As of September 30, 1998, physical occupancy was 92%, 93%, 87%, and 92%, respectively. The management company will continue to actively conduct outreach to generate new interest in the property along with working towards reducing the operating expenses.

Woodfield Commons Limited Partnership (Rainbow Commons Apartments) is in receipt of a 60-Day letter issued by the IRS stating that the Operating Partnership has not met certain IRC Section 42 requirements. The finding was the result of an IRS audit of the Operating Partnership's tenant files. The IRS has proposed an adjustment that would disallow the Partnership from utilizing certain past or future credits. On June 23, 1998, the Operating General Partner and its counsel filed a written protest with the IRS and requested additional information from the IRS with regards to the legal and factual basis upon which it has proposed its assessment. As of this date, the IRS has not responded to this request nor has a conference with the Appeals Office been scheduled. The Operating General Partner and its counsel do not anticipate an outcome that will have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements.

The first permanent loan of One Northridge, Limited (Northridge
Apts) will mature on December 10, 1998. The Investment General Partner conducted a site visit during the second quarter of 1998 and has participated in discussions with the Operating General Partner and prospective lenders regarding the partnership's refinancing. At this time, a schedule of capital improvements is being prepared which would be funded with loan proceeds.





















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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II
Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   November   , 1998     By:  /s/ John P. Manning
                                  -------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer



























