Form 10-Q
period 1998-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1999-02-18
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1998
                                     --------------------
                                             or

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



                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED December 31, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



               Boston Capital Tax Credit Fund II Limited
Partnership

                                BALANCE SHEETS


                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 53,341,813        $
60,839,977


OTHER ASSETS
   Cash and cash equivalents                   1,544,177
1,611,248
   Notes Receivable                              543,584
604,695
   Deferred acquisition costs (Note B)         1,153,339
1,189,760
   Other assets                                  442,122
387,808
                                              ----------
----------
                                            $ 57,025,035        $
64,633,488
                                              ==========
==========

LIABILITIES

Accounts Payable                            $          -        $
-
Accounts Payable - affiliates (Note C)        16,151,794
14,237,489
Capital Contributions payable (Note D)           368,417
368,417
                                              ----------
----------

                                              16,520,211
14,605,906
                                              ----------
----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              41,716,489
51,144,019

General Partner                               (1,211,665)
(1,116,437)
                                              ----------
----------
                                              40,504,824
50,027,582
                                              ----------
----------

                                            $ 57,025,035        $
64,633,488
                                              ==========
==========

       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                     SERIES 7

----------------------------
                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $1,165,926
$1,485,326

OTHER ASSETS
Cash and cash equivalents                        2,363
7,134
Notes receivable                                     -
-
Deferred acquisition costs (Note B)                  -
-
Other assets                                    25,778
16,450
                                             ---------
---------

                                            $1,194,067
$1,508,910
                                             =========
=========
LIABILITIES

Accounts payable                            $        -       $
-
Accounts payable - affiliates (Note C)         964,634
860,885
Capital contributions payable (Note D)               -
-
                                             ---------
---------
                                               964,634
860,885
                                             ---------
---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                               317,065
731,471


General Partner                                (87,632)
(83,446)
                                             ---------
---------

                                               229,433
648,025
                                             ---------
---------

                                            $1,194,067
$1,508,910
                                             =========
=========


        The accompanying notes are an integral part of these statements.


           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9

----------------------------
                                            December 31,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 9,547,848
$10,821,707


OTHER ASSETS
Cash and cash equivalents                        478,680
517,412
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               20,660
21,312
Other assets                                      76,256
47,650
                                              ----------
----------

                                             $10,123,444
$11,408,081
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         3,889,001
3,457,163
Capital contributions payable (Note D)             4,590
4,590
                                              ----------
----------
                                               3,893,591
3,461,753
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                6,527,894
8,227,204

General Partner                                 (298,041)
(280,876)
                                              ----------
----------

                                               6,229,853
7,946,328
                                              ----------
----------
                                             $10,123,444
$11,408,081
                                              ==========
==========


        The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                       SERIES 10

----------------------------
                                             December 31,
March 31,
                                                1998
1998
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,262,177     $
8,211,459

OTHER ASSETS
Cash and cash equivalents                        102,982
124,484
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               81,733
84,314
Other assets                                      35,926
39,662
                                              ----------
----------

                                             $ 7,482,818     $
8,459,919
                                              ==========
==========
LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,606,111
2,339,472
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               2,606,111
2,339,472
                                              ----------
----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                5,038,752
6,270,055


General Partner                                 (162,045)
(149,608)
                                              ----------
----------

                                               4,876,707
6,120,447
                                              ----------
----------

                                             $ 7,482,818     $
8,459,919
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                           BALANCE SHEETS

                                                      SERIES 11

----------------------------
                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,491,092     $
9,872,942

OTHER ASSETS

Cash and cash equivalents                        263,737
287,800
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               41,427
42,735
Other assets                                      50,006
47,290
                                              ----------
----------
                                             $ 8,846,262
$10,250,767
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         1,870,414
1,625,754
Capital contributions payable (Note D)            22,528
22,528
                                              ----------
----------
                                               1,892,942
1,648,282
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                7,098,472
8,731,145

General Partner                                 (145,152)
(128,660)
                                              ----------
----------

                                               6,953,320
8,602,485
                                              ----------
----------

                                             $ 8,846,262
$10,250,767
                                              ==========
==========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                            BALANCE SHEETS

                                                      SERIES 12

----------------------------
                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $ 9,400,789
$10,585,841

OTHER ASSETS
Cash and cash equivalents                         59,976
21,827
Notes receivable                                       -
61,111
Deferred acquisition costs (Note B)              316,274
326,262
Other assets                                      67,000
59,831
                                               ---------
---------

                                             $ 9,844,039
$11,054,872
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,367,174
2,067,156
Capital contributions payable (Note D)            11,405
11,405
                                              ----------
----------
                                               2,378,579
2,078,561
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                7,648,065
9,143,807

General Partner                                 (182,605)
(167,496)
                                              ----------
----------

                                               7,465,460
8,976,311
                                              ----------
----------

                                             $ 9,844,039
$11,054,872
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14

----------------------------
                                            December 31,
March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $17,473,981
$19,862,702

OTHER ASSETS

Cash and cash equivalents                        636,439
652,591
Notes receivable                                 543,584
543,584
Deferred acquisition costs (Note B)              693,245
715,137
Other assets                                     187,156
176,925
                                              ----------
----------

                                             $19,534,405
$21,950,939
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         4,454,460
3,887,059
Capital contributions payable (Note D)           329,894
329,894
                                              ----------
----------
                                               4,784,354
4,216,953
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               15,086,241
18,040,337

General Partner                                 (336,190)
(306,351)
                                              ----------
----------
                                              14,750,051
17,733,986
                                              ----------
----------
                                             $19,534,405
$21,950,939
                                              ==========
==========


      The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                                (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    18,119   $     7,835
  Other Income                                8,251             -
                                         ----------    ----------
                                             26,370         7,835
Share of loss from Operating
  Partnerships                           (1,876,234)
(2,508,324)
                                         ----------    ----------
Expenses
  Partnership management fees               597,975       583,927
  Amortization                               12,357        12,139
  General and administrative expenses        27,270        53,884
                                         ----------    ----------

                                            637,602       649,950
                                         ----------    ----------


  NET LOSS                              $(2,487,466)
$(3,150,439)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(2,462,591)
$(3,118,935)
                                         ==========    ==========

Net loss allocated to general partner   $   (24,875)  $
(31,504)
                                         ==========    ==========

Net loss per BAC                        $      (.73)  $
(.91)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $      21     $
49
  Other Income                                         -
-
                                                --------
--------
                                                      21
49
Share of loss from Operating
  Partnerships                                  (102,594)
(25,581)
                                                --------
--------

Expenses
  Partnership management fees                     28,287
28,287
  Amortization                                         -
-
  General and administrative expenses              1,072
1,775
                                                --------
--------

                                                  29,359
30,062
                                                --------
--------


  NET LOSS                                     $(131,932)    $
(55,594)
                                                ========
========

Net loss allocated to limited
  partners                                     $(130,613)    $
(55,038)
                                                ========
========

Net loss allocated to general partner          $  (1,319)    $
(556)
                                                ========
========

Net loss per BAC                               $    (.13)    $
(.05)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $    6,893    $
2,740
  Other Income                                        -
-
                                               --------
--------
                                                  6,893
2,740
Share of loss from Operating
  Partnerships                                 (570,604)
(564,483)
                                               --------
--------

Expenses
  Partnership management fees                   136,696
136,696
  Amortization                                      435
217
  General and administrative expenses             4,959
4,387
                                               --------
--------

                                                142,090
141,300
                                               --------
--------


  NET LOSS                                   $ (705,801)  $
(703,043)
                                               ========
=========

Net loss allocated to limited partners       $ (698,743)  $
(696,013)
                                               ========
=========

Net loss allocated to general partner        $   (7,058)  $
(7,030)
                                               ========
=========

Net loss per BAC                             $     (.18)  $
(.17)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   1,270     $
594
  Other income                                        -
-
                                               --------
--------
                                                  1,270
594
Share of loss from Operating
  Partnerships                                 (224,643)
(288,849)
                                               --------
--------

Expenses
  Partnership management fees                    80,253
68,492
  Amortization                                      860
860
  General and administrative expenses             3,750
10,185
                                               --------
--------

                                                 84,863
79,537
                                               --------
--------


  NET LOSS                                    $(308,236)
$(367,792)
                                               ========
========

Net loss allocated to limited partner         $(305,154)
$(364,114)
                                               ========
========

Net loss allocated to general partner         $  (3,082)    $
(3,678)
                                               ========
========

Net loss per BAC                              $    (.13)    $
(.15)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   3,360     $
1,185
  Other Income                                    1,641
-
                                               --------
--------
                                                  5,001
1,185
Share of gain (loss) from Operating
  Partnerships *                                 68,097
(350,804)
                                               --------
--------

Expenses
  Partnership management fees                    79,170
79,920
  Amortization                                      436
436
  General and administrative expenses             4,123
9,105
                                               --------
--------

                                                 83,729
89,461
                                               --------
--------


  NET LOSS                                    $ (10,631)
$(439,080)
                                               ========
========

Net loss allocated to limited partner         $ (10,525)
$(434,689)
                                               ========
========

Net loss allocated to general partner         $    (106)    $
(4,391)
                                               ========
========

Net loss per BAC                              $    (.01)    $
(.18)
                                               ========
========


* See Results of Operations in Item 2.  Management's Discussion
and Analysis    of Financial Condition and Results of Operations
for an explanation of
  variance.


       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $     161     $
39
  Other Income                                    4,660
-
                                               --------
--------
                                                  4,821
39
Share of loss from Operating
  Partnerships                                 (169,156)
(399,421)
                                               --------
--------

Expenses
  Partnership management fee                     86,538
90,847
  Amortization                                    3,329
3,329
  General and administrative expenses             3,556
6,441
                                               --------
--------

                                                 93,423
100,617
                                               --------
--------


  NET LOSS                                    $(257,758)
$(499,999)
                                               ========
========

Net loss allocated to limited partner         $(255,180)
$(494,999)
                                               ========
========

Net loss allocated to general partner         $  (2,578)    $
(5,000)
                                               ========
========

Net loss per BAC                              $    (.09)    $
(.17)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $     6,414    $
3,228
  Other Income                                    1,950
-
                                              ---------
---------
                                                  8,364
3,228
Share of loss from Operating
  Partnerships                                 (877,334)
(879,186)
                                              ---------
---------

Expenses
  Partnership management fees                   187,031
179,685
  Amortization                                    7,297
7,297
  General and administrative expenses             9,810
21,991
                                              ---------
---------

                                                204,138
208,973
                                              ---------
---------


  NET LOSS                                  $(1,073,108)
$(1,084,931)
=========     =========

Net loss allocated to limited partner       $(1,062,377)
$(1,074,082)
                                              =========
=========

Net loss allocated to general partner       $   (10,731)  $
(10,849)
                                              =========
=========

Net loss per BAC                            $      (.19)  $
(.19)
                                              =========
=========








       The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                                (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    57,685  $     32,874
  Other Income                               34,032             -
                                         ----------    ----------
                                             91,717        32,874
Share of loss from Operating
  Partnerships                           (7,508,793)
(8,408,743)
                                         ----------    ----------
Expenses
  Partnership management fees             1,750,860     1,756,649
  Amortization                               36,421        36,421
  General and administrative expenses       318,401       379,957
                                         ----------    ----------

                                          2,105,682     2,172,527
                                         ----------    ----------


  NET LOSS                              $(9,522,758)
$(10,548,396)
                                         ==========   ===========

Net loss allocated to limited
   partners                             $(9,427,530)
$(10,442,912)
                                         ==========   ===========

Net loss allocated to general partner   $   (95,228) $
(105,484)
                                         ==========   ===========

Net loss per BAC                        $     (3.02) $
(3.27)
                                         ==========   ===========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $     137     $
224
  Other Income                                         -
-
                                                --------
--------
                                                     137
224
Share of loss from Operating
  Partnerships                                  (319,400)
(256,031)
                                                --------
--------

Expenses
  Partnership management fees                     78,861
84,861
  Amortization                                         -
-
  General and administrative expenses             20,468
22,798
                                                --------
--------

                                                  99,329
107,659
                                                --------
--------


  NET LOSS                                     $(418,592)
$(363,466)
                                                ========
========

Net loss allocated to limited
  partners                                     $(414,406)
$(359,831)
                                                ========
========

Net loss allocated to general partner          $  (4,186)    $
(3,635)
                                                ========
========

Net loss per BAC                               $    (.40)    $
(.35)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                           $    17,897    $
11,234
  Other Income                                    2,134
-
                                              ---------     -
--------
                                                 20,031
11,234
Share of loss from Operating
  Partnerships                               (1,272,610)
(1,697,592)
                                              ---------     -
--------

Expenses
  Partnership management fees                   409,429
406,037
  Amortization                                      652
652
  General and administrative expenses            53,815
59,249
                                              ---------     -
--------

                                                463,896
465,938
                                              ---------     -
--------


  NET LOSS                                  $(1,716,475)
$(2,152,296)
                                              =========
=========

Net loss allocated to limited partners      $(1,699,310)
$(2,130,773)
                                              =========
=========

Net loss allocated to general partner       $   (17,165)  $
(21,523)
                                              =========
=========

Net loss per BAC                            $      (.41)  $
(.52)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   4,354     $
2,521
  Other income                                        -
-
                                               --------
--------
                                                  4,354
2,521
Share of loss from Operating
  Partnerships                                 (954,190)
(985,241)
                                               --------
--------

Expenses
  Partnership management fees                   248,264
239,330
  Amortization                                    2,581
2,581
  General and administrative expenses            43,059
55,611
                                               --------
--------

                                                293,904
297,522
                                               --------
--------


  NET LOSS                                  $(1,243,740)
$(1,280,242)
                                              =========
==========

Net loss allocated to limited partner       $(1,231,303)
$(1,267,440)
                                              =========
==========

Net loss allocated to general partner       $   (12,437)  $
(12,802)
                                              =========
==========

Net loss per BAC                            $      (.51)  $
(.53)
                                              =========
==========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                            $   11,770    $
4,582
  Other Income                                    4,041
-
                                              ---------     -
--------
                                                 15,811
4,582
Share of loss from Operating
  Partnerships                               (1,381,815)
(1,489,899)
                                              ---------     -
--------

Expenses
  Partnership management fees                   239,756
238,374
  Amortization                                    1,380
1,308
  General and administrative expenses            42,097
51,844
                                              ---------     -
--------

                                                283,161
291,526
                                              ---------     -
--------


  NET LOSS                                  $(1,649,165)
$(1,776,843)
                                              =========
=========

Net loss allocated to limited partner       $(1,632,673)
$(1,759,075)
                                              =========
=========

Net loss allocated to general partner       $   (16,492)  $
(17,768)
                                              =========
=========

Net loss per BAC                            $      (.66)  $
(.71)
                                              =========
=========





       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $       471   $
191
  Other Income                                   10,810
-
                                              ---------     -
--------
                                                 11,281
191
Share of loss from Operating
  Partnerships                               (1,197,451)
(1,374,882)
                                              ---------     -
--------

Expenses
  Partnership management fee                    257,325
270,029
  Amortization                                    9,988
9,988
  General and administrative expenses            57,368
65,488
                                              ---------     -
--------

                                                324,681
345,505
                                              ---------     -
--------


  NET LOSS                                  $(1,510,851)
$(1,720,196)
                                              =========
=========

Net loss allocated to limited partner       $(1,495,742)
$(1,702,994)
                                              =========
=========

Net loss allocated to general partner       $   (15,109)  $
(17,202)
                                              =========
=========

Net loss per BAC                            $      (.51)  $
(.58)
                                              =========
=========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                  Nine Months Ended December 31,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $    23,056   $
14,122
  Other Income                                   17,047
-
                                              ---------
---------
                                                 40,103
14,122
Share of loss from Operating
  Partnerships                               (2,383,327)
(2,605,098)
                                              ---------
---------

Expenses
  Partnership management fees                   517,225
518,018
  Amortization                                   21,892
21,892
  General and administrative expenses           101,594
124,467
                                              ---------
---------

                                                640,711
664,377
                                              ---------
---------


  NET LOSS                                  $(2,983,935)
$(3,255,353)
=========     =========

Net loss allocated to limited partner       $(2,954,096)
$(3,222,799)
                                              =========
=========

Net loss allocated to general partner       $   (29,839)  $
(32,554)
                                              =========
=========

Net loss per BAC                            $      (.53)  $
(.58)
                                              =========
=========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1998            $ 51,144,019   $(1,116,437)
$50,027,582


    Net loss                   (9,427,530)      (95,228)
(9,522,758)
                               ----------     ---------
----------


Partners' capital (deficit),
   December 31, 1998          $41,716,489   $(1,211,665)
$40,504,824
                               ==========     =========
==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1998
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1998             $   731,471     $ (83,446)   $
648,025

Net loss                         (414,406)       (4,186)
(418,592)
                                ---------      --------
---------
Partners' capital (deficit),
    December 31, 1998         $   317,065     $ (87,632)   $
229,433
                                =========      ========
=========

Series 9
--------

Partners' capital (deficit),
    April 1, 1998             $ 8,227,204     $(280,876)  $
7,946,328

Net loss                       (1,699,310)      (17,165)
(1,716,475)
                               ----------       -------
----------

Partners' capital (deficit),
    December 31, 1998         $ 6,527,894     $(298,041)  $
6,229,853
                               ==========      ========
==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1998             $ 6,270,055     $(149,608)  $
6,120,447

Net loss                       (1,231,303)      (12,437)
(1,243,740)
                               ----------      --------    ------
----
Partners' capital (deficit),
    December 31, 1998         $ 5,038,752     $(162,045)  $
4,876,707
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1998
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1998             $ 8,731,145     $(128,660)  $
8,602,485

Net loss                       (1,632,673)      (16,492)
(1,649,165)
                               ----------      --------
----------
Partners' capital (deficit),
    December 31, 1998         $ 7,098,472     $(145,152)  $
6,953,320
                               ==========      ========
==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1998             $ 9,143,807     $(167,496)  $
8,976,311

Net loss                       (1,495,742)      (15,109)
(1,510,851)
                               ----------      --------
----------

Partners' capital (deficit),
    December 31, 1998         $ 7,648,065     $(182,605)  $
7,465,460
                               ==========      ========
==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1998             $18,040,337     $(306,351)
$17,733,986

Net loss                       (2,954,096)      (29,839)
(2,983,935)
                               ----------      --------
----------

Partners' capital (deficit),
    December 31, 1998         $15,086,241     $(336,190)
$14,750,051
                               ==========      ========
==========

       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                             1998
1997
                                             ----
----
Cash flows from operating activities:
    Net loss                             $ (9,522,758)
$(10,548,396)
    Adjustments
       Distributions from Operating
         Partnerships                           6,215
15,923
       Amortization                            36,421
36,421
       Share of loss from Operating
Partnerships                      7,508,793      8,408,743
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               1,914,299
1,952,522
       Decrease (Increase) in other
         assets                                 7,397
-
       Decrease (Increase) in prepaid
         Expenses                                   -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (49,633)
(134,787)
                                           ----------
----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                 (15,374)
(12,997)
     Advances (made to) repaid from
       Operating Partnerships                       -
(4,588)
     Credit adjusters received from
        Operating Partnerships                 (2,064)
-
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (17,438)
(17,585)
                                           ----------     -------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (67,071)
(152,372)

Cash and cash equivalents, beginning        1,611,248
1,725,325
                                            ---------
----------
Cash and cash equivalents, ending        $  1,544,177    $
1,572,953
                                           ==========
==========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                  (Unaudited)
                                                    Series 7

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                                $ (418,592)   $
(363,466)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                                  -
-
       Share of loss from Operating
         Partnerships                          319,400
256,031
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          103,749
101,707
       Decrease (Increase) in other
         assets                                 (9,328)
-
       Decrease (Increase) in prepaid                -
-
         expenses                             --------
---------

       Net cash (used in) provided by
         operating activities                   (4,771)
(5,728)
                                              --------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from Operating
       Partnerships                                  -
-
     Credit adjusters received from Operating
       Partnerships                                  -
-
                                              --------
---------
         Net cash (used in) provided by
           investing activities                      -
-
                                              --------     ------
---


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (4,771)
(5,728)

Cash and cash equivalents, beginning             7,134
12,008
                                              --------
---------
Cash and cash equivalents, ending            $   2,363    $
6,280
                                              ========
=========


     The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                  (Unaudited)


                                                    Series 9

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(1,716,475)
$(2,152,296)
    Adjustments
       Distributions from Operating
         Partnerships                            1,249
3,386
       Amortization                                652
652
       Share of loss from Operating
          Partnerships                       1,272,610
1,697,592
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          431,838
431,840
       Decrease (Increase) in other
         assets                                (28,606)
-
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                             ---------
---------
         Net cash (used in) provided by
           operating activities                (38,732)
(18,826)
                                             ---------
---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -
-
    Advances (made to) repaid from
       Operating Partnerships                        -
(4,588)
    Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
---------
         Net cash (used in) provided by
          investing activities                       -
(4,588)
                                             ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (38,732)
(23,414)

Cash and cash equivalents, beginning           517,412
566,836
                                             ---------
---------
Cash and cash equivalents, ending          $   478,680     $
543,422
                                             =========
=========


         The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                    Series 10

-------------------------
                                              1998
1997
                                              ----
----
Cash flows from operating activities:
    Net loss                              $(1,243,740)
$(1,280,242)
    Adjustments
       Distributions from Operating
         Partnerships                             338
149
       Amortization                             2,581
2,581
       Share of loss from Operating
          Partnerships                        954,190
985,241
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         266,633
266,634
       Decrease (Increase) in other
         assets                                 3,736
-
       Decrease (Increase) in prepaid
         expenses                                   -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (16,262)
(25,637)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                  (5,240)
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                (5,240)
-
                                            ---------      ------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (21,502)
(25,637)

Cash and cash equivalents, beginning          124,484
144,428
                                            ---------
---------
Cash and cash equivalents, ending          $  102,982     $
118,791
                                            =========
=========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)


                                                    Series 11

-------------------------
                                              1998           1997
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $(1,649,165)  $
(1,776,843)
    Adjustments
       Distributions from Operating
         Partnerships                              35
-
       Amortization                             1,308
1,308
       Share of loss from Operating
          Partnerships                      1,381,815
1,489,899
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         244,660
244,261
       Decrease (Increase) in other
         assets                                (2,716)
-
       Decrease (Increase) in
         prepaid expenses                           -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities               (24,063)
(41,375)
                                            ---------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (24,063)
(41,375)

Cash and cash equivalents, beginning          287,800
307,351
                                            ---------
---------
Cash and cash equivalents, ending          $  263,737     $
265,976
                                            =========
=========


        The accompanying notes are an integral part of these statements.


               Boston Capital Tax Credit Fund II Limited
Partnership

                          STATEMENTS OF CASH FLOWS
                       Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 12

-------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net loss                              $(1,510,851)
$(1,720,196)
    Adjustments
       Distributions from Operating
         Partnerships                             432
4,673
       Amortization                             9,988
9,988
       Share of loss from Operating
             Partnerships                   1,197,451
1,374,882
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         300,018
340,675
       Decrease (Increase) in prepaid
         Expenses                                   -
-
       Decrease (Increase) in other
         assets                                53,942
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                50,980
10,022
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                 (12,831)
-
     Advances (made to) repaid from Operating
       Partnerships                                 -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities               (12,831)
-
                                            ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                38,149
10,022

Cash and cash equivalents, beginning           21,827
8,532
                                            ---------
---------
Cash and cash equivalents, ending          $   59,976    $
18,554
                                            =========
=========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership
                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)
                                                    Series 14

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(2,983,935)
$(3,255,353)
    Adjustments
       Distributions from Operating
         Partnerships                            4,161
7,715
       Amortization                             21,892
21,892
       Share of loss from Operating
          Partnerships                       2,383,327
2,605,098
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          567,401
567,405
       Decrease (Increase) in other
         Assets                                 (9,631)
-
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                            ----------
---------
         Net cash (used in) provided by
           operating activities                (16,785)
(53,243)
                                            ----------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                   (2,543)
(12,997)
     Advances (made to) repaid from
       Operating Partnerships                        -
-
     Credit adjusters received from
       Operating Partnerships                    3,176
-
                                            ----------
---------
         Net cash (used in) provided by
           investing activities                    633
(12,997)
                                            ----------
---------

        INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (16,152)
(66,240)

Cash and cash equivalents, beginning           652,591
686,170
                                            ----------
---------
Cash and cash equivalents, ending         $    636,439   $
619,930
                                            ==========
=========







       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December
31, 1998
and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating
Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.







           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             December 31, 1998
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 1998, the
Partnership has accumulated unallocated acquisition amortization totaling
$182,106. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 1998 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $3,262, $12,905, $6,541,
$49,938, and
$109,460, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership (formerly Boston
Capital
Communications Limited Partnership) as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating
Partnerships has been
accrued to Boston Capital Asset Management Limited Partnership
(formerly
Boston Capital Communications Limited Partnership). The partnership management fee accrued for the quarters ended December 31, 1998 and 1997 are as follows:










           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             December 31, 1998
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
                               =======        =======


     Accounts payable - affiliates at December 31, 1998 and 1997 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership (formerly Boston Capital Communications Limited
Partnership).

     As of December 31, 1998, an affiliate of the general partner has advanced a total of $131,400 to the Partnership to pay certain operating expenses of two of the series (Series 7 & 12). None was advance during the quarter ended December 31, 1998. These advances are included in Accounts Payable - affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

     As of December 31, 1998, an affiliate of the general partner funded $5,775, interest free, to the Partnership (Series 7) so that it could make an advance to the Operating Partnership New Holland. These funds were advanced during the quarter ended December 31, 1998. This advance to the Operating Partnership was made to fund operating expenses of the Operating Partnership, and will be repaid to the Partnership by the Operating Partnership with surplus cash from operations.














           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1998
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At December 31, 1998 and 1997 the Partnership had limited partnership interests in 310 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 1998 and 1997 by series are as follows:


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

  The contributions payable at December 31, 1998 and 1997 by series are as follows:

                              1998            1997
                           ----------      ----------
            Series  7       $       -       $       -
            Series  9           4,590           4,590
            Series 10               -               -
            Series 11          22,528          27,528
            Series 12          11,405          11,405
            Series 14         329,894         330,578
                            ---------       ---------
                            $ 368,417       $ 374,101
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the nine months ended September 30, 1998.


      Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                 Series 7

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 1,559,209      $
1,544,473
   Interest and other                     147,967
131,227
                                        ---------
---------
                                        1,707,176
1,675,700
                                        ---------
---------
Expenses
  Interest                                627,397
645,825
  Depreciation and amortization           752,575
798,995
  Operating expenses                    1,046,331
1,138,844
                                        ---------
---------
                                        2,426,303
2,583,664
                                        ---------
---------

          NET LOSS                    $  (719,127)     $
(907,964)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (319,400)     $
(256,031)
                                        =========
=========

Net loss allocated to other partners  $    (7,191)     $
(9,080)
                                        =========
=========

Net loss suspended                    $  (449,362)     $
(642,853)
                                        =========
=========

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

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                              (Unaudited)
                                                Series 9

--------------------------
                                           1998             1997
                                          -----            -----
 Revenues
   Rental                             $ 7,488,962      $
7,284,542
   Interest and other                     553,897
370,742
                                       ----------
----------
                                        8,042,859
7,655,284
                                       ----------
----------
Expenses
  Interest                              2,570,291
2,583,445
  Depreciation and amortization         2,820,017
2,906,247
  Operating expenses                    4,790,932
4,514,783
                                       ----------
----------
                                       10,181,240
10,004,475
                                       ----------
----------

          NET LOSS                    $(2,138,381)
$(2,349,191)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,272,610)
$(1,697,592)
                                       ==========
==========

Net loss allocated to other partners  $   (21,384)     $
(23,492)
                                       ==========
==========

Net loss suspended                    $  (844,387)     $
(628,107)
                                       ==========
==========

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





           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months ended September 30,
                             (Unaudited)

                                                  Series 10

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 5,630,492      $
5,503,294
   Interest and other                     314,060
235,605
                                       ----------
----------
                                        5,944,552
5,738,899
                                       ----------
----------
Expenses
  Interest                              1,905,610
1,803,389
  Depreciation and amortization         1,989,033
1,872,498
  Operating expenses                    3,352,291
3,327,029
                                       ----------
----------
                                        7,246,935
7,002,916
                                       ----------
----------
          NET LOSS                    $(1,302,383)
$(1,264,016)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (954,190)     $
(985,241)
                                       ==========
==========

Net loss allocated to other partners  $   (13,024)     $
(12,640)
                                       ==========
==========

Net loss suspended                    $  (335,169)     $
(266,135)
                                       ==========
==========

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





           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                          (Unaudited)

                                                Series 11

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 4,735,155      $
4,887,707
   Interest and other                     257,283
235,446
                                       ----------
----------
                                        4,992,438
5,123,153
                                       ----------
----------
Expenses
  Interest                              1,827,923
1,925,117
  Depreciation and amortization         1,868,831
1,834,595
  Operating expenses                    2,934,623
3,064,184
                                       ----------
----------

                                        6,631,377
6,823,896
                                       ----------
----------

          NET LOSS                    $(1,638,939)
$(1,700,743)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,381,815)
$(1,489,899)
                                       ==========
==========

Net loss allocated to other partners  $   (16,389)     $
(17,007)
                                       ==========
==========

Net loss suspended                    $  (240,735)     $
(193,837)
                                       ==========
==========


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



         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1998
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                  Series 12

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                             $ 5,191,635      $
5,387,867
   Interest and other                     283,928
216,386
                                        ---------
---------

                                        5,475,563
5,604,253
                                        ---------
---------
Expenses
  Interest                              1,745,789
1,903,988
  Depreciation and amortization         2,039,203
2,113,445
  Operating expenses                    3,349,228
3,130,728
                                        ---------
---------
                                        7,134,220
7,148,161
                                        ---------
---------

          NET LOSS                    $(1,658,657)
$(1,543,908)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,197,451)
$(1,374,882)
                                        =========
=========
Net loss allocated to other partners  $   (16,587)     $
(15,439)
                                        =========
=========

Net loss suspended                    $  (444,619)     $
(153,587)
                                        =========
=========



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


           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                Series 14
                                       ---
------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $11,092,830
$10,775,219
   Interest and other                     520,595
565,817
                                       ----------
----------

                                       11,613,425
11,341,036
                                       ----------
----------
Expenses
  Interest                              3,987,271
3,611,818
  Depreciation and amortization         3,626,589
4,023,026
  Operating expenses                    6,855,884
6,602,697
                                       ----------
----------
                                       14,469,744
14,237,541
                                       ----------
----------
          NET LOSS                    $(2,856,319)
$(2,896,505)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(2,383,327)
$(2,605,098)
                                       ==========
==========

Net loss allocated to other partners  $   (28,563)     $
(28,965)
                                       ==========
==========

Net loss suspended                    $  (444,429)     $
(262,442)
                                       ==========
==========



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

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            December 31, 1998
                                (Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 1998 is expected to differ from its loss for financial reporting purposes for the fiscal year ended March 31, 1999. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.





































Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 1998 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership currently is accruing the annual partnership management fee to enable each series to meet current and future third party obligations.
Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating
Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

The Partnership has recognized other income as of December 31, 1998 in the amount of $34,032. Of the total, $11,382 represents distributions received from Operating Partnership for which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The remaining $22,650 represents transfer fee income.

An affiliate of the general partner has advanced $131,400 to the Partnership to pay certain third party operating expenses. None of these funds were advanced during the quarter ended December 31, 1998. The amounts advanced to two of the six series are as follows:
$73,900 to Series 7 and $57,500 to Series 12. These and any additional advances will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.


Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared
effective by the
Securities and Exchange Commission on October 25, 1989.  The
Partnership
received and accepted subscriptions for $186,337,017 representing
18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.




(Series 7) The Partnership commenced offering BACs in Series 7 on November
14, 1989.  Offers and sales of BACs in Series 7 totaled
$10,361,000 and were
completed on December 29, 1989. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 15 Operating
Partnerships in the amount of $7,547,852.

As of December 31, 1998, Series 7 had paid all installments of capital contributions to the Operating Partnerships. Series 7 net offering proceeds in the amount of $2,363 remains in working capital.

(Series 8)  No BACs with respect to Series 8 were offered.

(Series 9) The Partnership commenced offering BACs in Series 9 on February 1,
1990. Offers and sales of BACs in Series 9 totaled $41,574,018 and were completed on May 4, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 55 Operating
Partnerships in the amount of $30,128,943.

During the quarter ended December 31, 1998 the Partnership did not use any of Series 9's net offering proceeds to pay installments of its capital contributions to the Operating
Partnerships. Series 9 net offering proceeds in the amount of $478,680 remain to be used by the Partnership to pay additional installments of capital contributions to the Operating
Partnerships and in working capital.

(Series 10) The Partnership commenced offering BACs in Series 10 on May 10,
1990. Offers and sales of BACs in Series 10 totaled $24,288,997 and were completed on August 24, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 46 Operating
Partnerships in the amount of $17,685,147.

As of December 31, 1998, Series 10 had paid all installments of capital contributions to the Operating Partnerships. Series 10 net offering proceeds in the amount of $102,982 remains in working capital.

(Series 11) The Partnership commenced offering BACs in Series 11 on September
17, 1990.  Offers and sales of BACs in Series 11 totaled
$24,735,002 and were
completed on December 27, 1990. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 40 Operating
Partnerships in the amount of $17,849,548.

During the quarter ended December 31, 1998 the Partnership did not use any of Series 11's net offering proceeds to pay installments of its capital contributions to the Operating
Partnerships. Series 11 net offering proceeds in the amount of $263,737 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

(Series 12) The Partnership commenced offering BACs in Series 12 on January
29, 1991.  Offers and sales of BACs in Series 12 totaled
$29,710,003 and were
completed on April 30, 1991. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 53 Operating
Partnerships in the amount of $21,654,977.

During the quarter ended December 31, 1998, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating
Partnerships.  Series 12 net offering
proceeds in the amount of $59,976 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

(Series 13)  No BACs with respect to Series 13 were offered.

(Series 14) The Partnership commenced offering BACs in Series 14 on May 20,
1991. Offers and sales of BACs in Series 14 totaled $55,728,997 and were completed on January 27, 1992. The Partnership had committed proceeds to pay initial and additional installments of capital contributions to 101 Operating
Partnerships in the amount of $40,673,736.

During the quarter ended December 31, 1998, none of Series 14 net offering proceeds had been used to pay capital contributions. Series 14 net offering proceeds in the amount of $636,439 remain to be used by the Partnership to pay remaining capital contributions to the Operating Partnerships and in working capital.

Results of Operations
---------------------
As of December 31, 1998 and 1997 the Partnership held limited partnership interests in 310 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston
Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Communications Limited Partnership) in an amount equal to 0.5% of the
aggregate cost of the apartment complexes owned by the Operating
Partnerships,
less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently
being accrued.  It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership
management fee
incurred for the quarters ended December 31, 1998 and 1997 were $597,975 and
$583,927, respectively. The amount is anticipated to decrease in subsequent future periods as more Operating Partnerships begin to pay annual asset management and reporting fees to the Partnership.





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

(Series 7)  As of December 31, 1998 and 1997, the average
Qualified Occupancy
for the series was 100% for both years. The series had a total of 15 properties at December 31, 1998.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $719,127. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $33,448. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the operating partnership incurring continued operational cash flow deficits, this has raised substantial doubt about the property continuing as a going concern. The cash flow deficits have been the result of continued poor occupancy at the property. As of the 1997 year-end, the senior mortgage was in technical default as it matured and the Operating General Partner failed to payoff the loan. As of this filing, the mortgagee has not called the loan and regular payments have continued to be made but the Investment General Partner believes that there is a strong possibility that the technical default might be enforced by senior mortgage holder. At this time all parties are still unsure how this situation will ultimately be resolved, therefore no adjustment has been made to the attached financial statements.

(Series 9)  As of December 31, 1998 and 1997, the average
Qualified Occupancy
for the series was 99.7% and 99.8%, respectively. The series had a total of 55 properties at December 31, 1998. Out of the total, 52 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $2,138,381. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$681,636. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner and management agent of School Street II Limited Partnership (School Street Apts. II) were removed and replaced during 1997. In the transition, occupancies suffered, and as a result, a leasing agent and new management company were hired by the new Operating General Partner to rent the vacant units. Due to the unresponsiveness of the new management company, another company was hired in October 1998 with the goal to improve occupancy and operations. Occupancy was at 83% in December 1998 as a result of the new site manager who started in October. In addition, the Operating General Partner initiated negotiations with the first mortgage holder to restructure the debt. As a result of these negotiations, a more favorable refinancing closed on January 4, 1999. The Operating General Partner anticipates that the property will generate positive cash flow with the new debt service once occupancy is stabilized.

The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the operating partnership incurring continued operational cash flow deficits, this has raised substantial doubt about the property continuing as a going concern. The cash flow deficits have been the result of continued poor occupancy at the property. As of the 1997 year-end, the senior mortgage was in technical default as it matured and the Operating General Partner failed to payoff the loan. As of this filing the mortgagee has not called the loan and regular payments have continued to be made but the Investment General Partner believes that there is a strong possibility that the technical default might be enforced by senior mortgage holder. At this time all parties are still unsure how this situation will ultimately be resolved, therefore no adjustment has been made to the attached financial statements.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) continues to operate at an average occupancy of 60%. The area has an oversupply of affordable rental housing and a poor local economy, which has negatively impacted the property. The property's competition includes a number of newer complexes with more space and amenities and, in some cases, lower rents. The management company, an affiliate of the Operating General Partner, has increased its marketing and outreach efforts and continues to offer assistance to the Operating Partnership. The Investment General Partner is working with the Operating General Partner to monitor marketing efforts.

(Series 10)  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 46 properties at December 31, 1998, 45 of which were at 100%
Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,302,382. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$686,650. This is an interim period estimate; it is not necessarily indicative of the final year end results.

North Connecticut Avenue L.P. (46 North Connecticut Avenue) operated at a deficit in 1998 due to its high operating expenses. The Operating General Partner was unable to secure a loan modification from the loan holder. The continued level of high operating deficits left the Operating General Partner with little alternative but to grant a deed-in-lieu of foreclosure to




                                   47
the loan holder. However, since the deed-in-lieu of foreclosure occurred during January 1999, the Partnership will still be eligible to receive 1998 tax credits. In 1999, the Partnership will face recapture of a portion of credits previously taken due to the transfer of ownership of the apartment complex from the Operating Partnership to the mortgage holder. Further, the Investment Partnership will no longer have any ownership interest in the apartment complex.

(Series 11)  As of December 31, 1998 and 1997 the average
Qualified
Occupancy for the series was 99.38% and 100%, respectively. The series had a total of 40 properties at December 31, 1998, 39 of which were at 100% Qualified Occupancy.

For the three months ended December 31, 1998, the Partnership recorded a gain of $68,067 for its share of the operations of the operating partnerships, compared to a loss reported of $350,804 for the three months ended December 31, 1997. A gain is being reported for the current quarter as a result of an adjustment for overstated operating partnership interest expense in the first two quarters of 1998.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,638,939. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$229,892. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Investment General Partner has received notification from the Internal Revenue Service that an administrative proceeding has begun on the Operating Partnership Crestwood RRH, Limited (Crestwood Apartments). Accountants for the Operating Partnership are currently working with the IRS to resolve the situation. At this time no reasonable impact of any IRS decision can be estimated.

(Series 12)  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had a total of
53 properties at December 31, 1998, 52 of which were at 100% qualified occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,658,657. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $380,546. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of December 31, 1998 was 95%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

For the first three quarters of 1998, Brandywood Limited Partnership (Brandywood Apts) has maintained a 99% average occupancy, and was at 96% at year end. During 1997, the property operated under a forbearance agreement with the permanent mortgage lender, making payments on debt service based on cash flow. The loan was refinanced with the lender effective July 1998 at a lower rate. The restructuring has improved the financial feasibility as the property now generates positive cash flow.

(Series 14)  As of December 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.6% and 99.5%, respectively.  The series had a
total of 101 properties at December 31, 1998, 95 of which were at
100%
Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $2,856,319. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$770,270. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of December 31, 1998 was 95%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Parnters IV, A California LP (Glenhaven Park) continue to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is poor with an oversupply of housing. As of December 31, 1998, physical occupancy was 83%, 78%, 80%, and 75%, respectively. The management company will continue to actively conduct outreach to generate new interest in the properties along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner to develop a capital needs plan to assess what can be done in hopes of improving occupancy levels.

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

The first permanent loan of One Northridge, Limited (Northridge
Apts) was scheduled to mature on December 10, 1998.  The
Operating General Partner obtained an extension for the maturity date of the loan to April 1999 and is currently evaluating multiple refinancing options.

Y2K Issue
---------

As previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" complaint. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K' issue will have no impact on our investors.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II
Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   February 18,1999     By:  /s/ John P. Manning
                                  --------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer