Form 10-K405
period 1999-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1999-06-30
CIK 853566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended March 31, 1999 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

                                               |XX|

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Partnership are incorporated by reference:

               Form 10-K
                 Parts                        Document
               ---------                      --------
               Parts I, III        October 25, 1989 Prospectus,
as
                                   supplemented

               Parts II, IV
            BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
          Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31,
1999

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



Each Apartment Complex has qualified for the low-income housing tax credit
under Section 42 of the Code (the "Federal Housing Tax Credit"),
thereby
providing tax benefits over a period of twelve years in the form of tax
credits which investors may use to offset income, subject to certain strict
limitations, from other sources.  Certain of the Apartment
Complexes also
qualified for the historic rehabilitation tax credit under
Section 48 of the
Code (the "Rehabilitation Tax Credit").  The Federal Housing Tax
Credit and
the Government Assistance programs are described on pages 67 to
92 of the
Prospectus, as supplemented, under the caption "Government
Assistance
Programs," which is incorporated herein by reference.  Section
236 (f) (ii) of
the National Housing Act, as amended, in Section 101 of the
Housing and Urban
Development Act of 1965, as amended, each provide for the making by HUD of
                              1
rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the
Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether
Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

    As of March 31, 1999, the Partnership had invested in a total of 309
Operating Partnerships; 15 Operating Partnerships on behalf of
Series 7, 55
Operating Partnerships on behalf of Series 9, 45 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53
Operating Partnerships on behalf of Series 12, and 101 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2. Properties

  The Partnership has acquired a Limited Partnership Interest in each of the
three hundred nine Operating Partnerships in six series identified in the table set forth below. In each instance the Apartment Complex owned by each
                              2
of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent
Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified
Occupancy." Each of the Operating Partnerships and each of the respective
Apartment Complexes are described more fully in the Prospectus or applicable
Report on Form 8-K filed during the past fiscal year. The General Partner believes that there is adequate casualty insurance on the properties.

  Please refer to Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating
Partnerships.










































         Boston Capital Tax Credit Fund II Limited Partnership -
Series 7

                      PROPERTY PROFILES AS OF March 31, 1999


                             Mortgage
Cap Con
                             Balance                   Qualified
paid
Property                      As of     Acq.    Const  Occupancy
thru
Name       Location   Units  12/31/98   Date    Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
----------

The Bowditch
School
Lodging     Jamaica Plain,
House         MA         50 $1,622,807   12/89   12/89   100%  $
606,390

Briarwood   Cameron,
Apartments    MO         24    622,916   12/89   12/89   100%
157,254

Buckner     Buckner,
Properties    MO         24    618,119   12/89    3/89   100%
146,287

Creekside   Vandergrift,
Apartments    PA         30  1,088,820   6/89     9/89   100%
247,790

Deer Hill   Huntersville,
II Apartments NC         40  1,476,070   2/90     5/89   100%
333,370

Hillandale  Lithonia,
Commons       GA        132  3,119,770  12/89     1/90   100%
1,138,907

Leo A. Meyer
Senior
Citizen     King City,
Housing       CA         44  1,658,088   6/90    11/89   100%
893,708

Lebanon
Properties  Lebanon
II            MO         24    572,358  12/89     7/89   100%
136,440

New Holland Danville,
Apartments*   IL         53      N/A     5/90     8/90    N/A
800,434

Oak Grove   Oak Grove,
Estates       MO         20    484,063  12/89     9/89   100%
113,188

Oakview     Delta,
Apartments    OH         38  1,125,970  12/89    10/89   100%
258,264

Metropole   Miami Beach,
Apartments    FL         42  2,164,291  12/89    12/89   100%
694,581


* Refer to note in Results of Operations for information on New
Holland Apartments.
                                    4





        Boston Capital Tax Credit Fund II Limited Partnership -
Series 7

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
---------

Rosenberg   Santa Rosa,
Apartments    CA        77 $1,811,122   2/90     1/92   100%
$1,943,360

Westwood
Square      Moore Head City,
Apartments    NC        36  1,410,139   7/90     7/90   100%
117,286

Winfield
Properties  Winfield,
II            MO        24    608,648  12/89     5/89   100%
142,525



























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1999


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
---------

Azalea
Village    Crawford,
Apartments   GA        24 $   639,341   5/90    5/90     100%   $
143,206

Beaver
Brook      Pelham,
Commons      NH        24   1,182,450   4/90    5/90     100%
290,403

Bent Creek Crest View,
Apartments
II           FL        24     707,838   6/90    5/90     100%
164,534

Big Lake    Big Lake,
Seniors      TX        20     558,694   4/94    6/95     100%
141,072

Blanco      Blanco,
Senior Apts. TX        20     518,510  12/93    9/94     100%
98,561

Breezewood
Village     Kissimmee,
Phase I      FL        86   2,793,221   4/90    4/90     100%
831,650

Breezewood  Kissimmee,
Village II   FL        42   1,426,808   5/90    5/90     100%
416,268

Cambridge   Madison,
Manor        FL        36   1,132,472   4/90    1/90     100%
268,523

Corinth
Senior      Corinth,
Housing      NY        40   1,487,949   4/90    2/90     100%
384,000

Cotton Mill Stuart,
Apartments   VA        40   1,477,350  10/92    7/93     100%
271,351

Country     Cedar Rapids,
Hill Apts.   IA       166   4,379,835   4/90    6/90     100%
3,471,607

Country     Blakely,
Lane Apts.   GA        32     945,712   5/90    5/90     100%
211,916


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1999
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
---------
Fawn River  Sturgis,
Apartments   MI       100   $3,693,439 10/90   10/90      97%
$971,446

Garden Lake Immokalee,
Apartments   FL        65    2,190,380  5/90    5/90     100%
577,529

Glenwood    Porterville,
Hotel        CA        36      735,954  6/90    6/90     100%
383,100

Grand
Princess   St. Croix,
Manor        USVI      24    1,490,181  6/90    8/90     100%
374,766

Grand
Princess   St. Croix,
Villa        USVI      24    1,489,187  6/90    8/90     100%
276,203

Greenwich
Senior     Greenwich,
Housing      NY        36    1,481,124  4/90    2/90     100%
340,000

Grifton    Grifton,
Manor Apts.  NC        40    1,253,867  9/93    2/94     100%
261,645

Hacienda
Villa      Firebaugh,
Apartments  CA        120    3,871,423  4/90    1/90     100%
1,343,294

Haines
City       Haines City,
Apartments  FL         46    1,436,748  4/90    2/90     100%
339,465

Hamlet     Newfane,
Square      NY         24      983,278 10/92    9/92      95%
193,830

Hill St.   South Paris,
Commons     ME         25    1,487,585 11/92   10/92     100%
301,064

Kristin
Park       Las Vegas,
Apartments  NM         44    1,389,295  3/90    6/90     100%
313,200



         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Le Grand    Le Grand,
Apts.        CA         34  $1,736,822 11/92   10/93     100%   $
419,011

Longmeadow  Skowhegan,
Apartments   ME         28   1,478,983  8/90    8/90     100%
284,000

Magnolia
Lane        Bloomingdale,
Apartments   GA         48   1,477,901  5/90    3/90     100%
321,908

Maywood     Corning,
Apartments   CA         40   1,499,427  3/90    7/90     100%
365,280

Meadowcrest Southfield,
Apartments   MI         83   2,885,424  9/90   10/90     100%
1,116,284

Mill Pond   Brooklyn,
Apartments   MI         36   1,106,279  5/90    5/90     100%
250,175

New Holland Danville,
Apartments*  IL         53       N/A    5/90    8/90      N/A
565,622

Pinewoods   Springfield,
Apartments   IL        168   3,792,526  6/90    6/91     100%
1,258,700

Pine Ridge  Polkton,
Place        NC         16     643,221  1/94   12/93     100%
114,730

Pleasanton  Pleasanton,
Seniors Apts.TX         24     621,607 12/93    7/93     100%
144,839

Port        Portage,
Crossing     IN        160   3,226,054  3/90    4/90     100%
2,733,580

Putney      Putney,
Meadows Apts VT         28   1,420,329 12/92    5/93     100%
374,495

Quail
Hollow      Homerville,
Apartments   GA         54   1,468,305  5/90    1/90     100%
363,353


* Refer to note in Results of Operations for information on New
Holland Apartments.

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------
                              Mortgage
Cap Con
                              Balance                  Qualified
paid
Property                      As of     Acq.   Const   Occupancy
thru
Name       Location   Units  12/31/98   Date   Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
---------

Quail
Hollow       Raleigh
II           NC        36  $ 1,403,251   7/90    9/90      100% $
313,521

Rainbow
Gardens      Dunnellon,
Apartments   FL        36    1,215,070  12/92    6/93      100%
236,763

Raitt        Santa Ana,
Street Apts. CA         6      809,371   5/93    8/93      100%
416,200

School St.   Marshall,
Apts. II     WI        24      795,889   6/93    6/93      100%
652,967

Scottsville  Scottsville,
Hollow       NY        36    1,424,829   5/90    5/90      100%
304,060

Somerset     Antioch,
Apartments   CA       156    5,492,513   3/90    3/90      100%
3,920,000

St. Paul's   St. Paul,
Apartments   NC        32    1,263,690   5/90    9/90      100%
263,165

Surry
Village      Surry,
II           VA        24      774,314   5/90    1/90      100%
157,002

Tappahannock Tappahannock,
Greens Apts. VA        40    1,503,897   3/94    5/94      100%
293,486

Telluride    Telluride,
Apartments   CO        30    1,469,230   9/90   11/90      100%
300,033

The Warren
St. Lodging  Boston,
House        MA        19      721,934   3/90    5/90      100%
460,900

Twin Oaks    Raeford,
Apartments   NC        28    1,138,335   5/90    5/90      100%
275,894

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location  Units  12/31/98   Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------

Ventura     Hernando,
Village      FL     53   $ 1,483,797   6/90     7/90     100%  $
473,300

Vilage      Live Oak,
Oaks         FL     24       731,985   6/90     2/90     100%
164,291
Apartments II

Warrensburg Warrensburg,
Estates      MO     32       791,662   4/90     4/90     100%
181,849

Westside    Providence,
Apartments   RI     40     2,414,747   6/90    12/90     100%
1,777,738

Westwood
Square      Moorehead City,
Apartments   NC     36     1,410,139   7/90     7/90     100%
195,391

Wilmington  Wilmington,
Housing      NY     24     1,049,261   8/90     8/90     100%
237,279























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1999


                             Mortgage
Cap Con
                             Balance                    Qualified
paid
Property                      As of      Acq.   Const   Occupancy
thru
Name       Location   Units  12/31/98    Date   Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------

Athens Park  Athens,
Apartments     AL       48  $1,335,137   8/90    6/90     100%
$  354,144

Autumn Lane  Washington,
Apartments     GA       24     733,281   8/89   11/90     100%
168,234

Baytree      Richlands,
Apartments     NC       24     956,338  11/88    7/90     100%
210,999

Benchmark    China Grove,
Apartments     NC       24     949,911  11/88    7/90     100%
223,328

Berkshire    Wichita,
Apartments II  KS       66   1,738,640   7/90    7/90     100%
1,183,452

Brentwood    Eunice,
Apartments     LA       32     953,801  11/90   10/90     100%
205,470

Briarwood    Middleburg,
Apartments     FL       52   1,480,997   8/90    8/90     100%
509,251

Butler Manor Morgantown,
Apartments     KY       16     502,875  12/90    2/91     100%
119,952

Campbell
Creek        Dallas,
Apartments     GA       80   1,627,681  12/91   10/90     100%
735,000

Candlewick   Monroeville,
Place          AL       40   1,256,465  12/92   10/92     100%
241,600

Cedarstone   Poplarville,
Apts.          MS       24     772,284   5/93    5/93     100%
180,800

Charlton
Court        Folkston,
Apartments     GA       40   1,200,178  12/92    1/93     100%
263,520




         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-
-----------------------------------------------------------------
----------

Chuckatuck    Suffolk
Square          VA      42  $1,444,818  11/90    2/90     100%  $
320,900

Cloverleaf    Bishopville,
Apartments      SC      24     854,716  11/90    4/90     100%
153,900

Cloverleaf
Apts.,        Bishopville,
Phase II        SC      24     873,923  11/90    4/90     100%
160,761

Connellsville Connellsville,
Heritage Apts.  PA      36   1,366,990  11/90    3/90     100%
325,460

Freedom       Ford City,
Apartments      PA      28   1,049,108  11/90    9/90      92%
262,791

Hartway       Munfordville,
Apts.           KY      32     912,622   7/90    6/90     100%
239,041

Hilltop       Kingsland,
Terrace         GA      54   1,486,583   8/90    7/90     100%
455,851

Indian Run    S. Kingston
Village         RI     114   1,979,327   4/93    7/93     100%
604,867

Ironton       Ironton,
Estates         MO      24     623,622   5/93    1/93     100%
157,976

Lambert
Square        Lambert,
Apts.           MS      32     998,233  11/92   12/92     100%
192,347

Longview      Maysville,
Apartments      NC      24     870,881  11/88    8/90     100%
195,837

Maidu         Roseville,
Village         CA      81   2,126,654   3/91   12/91     100%
470,000


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------

Mann          Indianapolis,
Estates        IN      132  $3,242,689  7/90   10/90      100%  $
1,980,000

Meadowbrook
Lane          Americus,
Apartments     GA       50   1,477,010  9/90    3/90      100%
336,264

Melrose Lane  Great Falls,
Apartments     SC       24     873,139 11/90   10/90      100%
203,645

Mercer        Mercer,
Manor          PA       26     907,871 11/90    8/90       96%
220,450

Pecan Village Ellaville,
Apartments     GA       30     786,493  7/90    2/90      100%
221,856

Piedmont      Forsyth,
Hills          GA       50   1,456,276  7/90    9/90      100%
439,958

Pine View     Perry,
Apartments     FL       29     960,426  9/90   12/90      100%
277,405

Pines by the  Newnan,
Creek Apts.    GA       96   1,941,612 12/90   10/90      100%
890,000

Pine Grove    Ackerman,
Apts.          MS       24     587,088  9/93    6/94      100%
169,926

Pinetree
Manor         Centreville,
Apts.          MS       32     979,429 11/92    1/93      100%
191,500

Rosewood
Village       Willacoochee,
Apartments     GA       24     648,664  7/90    7/90      100%
147,480






         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------

Springwood
Park         Durham,
Apartments    NC       100 $ 3,009,245  3/91    5/91      100%  $
1,000,000

Stockton     Stockton,
Estates       MO        20     515,002  2/93    1/93      100%
120,352

Stratford
Square       Brundidge,
Apartments    AL        24     750,916 10/92    2/93      100%
145,036

Summer
Glen         Immokalee,
Apartments    FL        45   1,482,950 11/92    3/93      100%
246,230

Summerwood   West Des Moines,
Apartments    IA        86   2,340,197  7/90    7/90      100%
2,015,183

Sunmark      Morgantown,
Apartments    KY        24     768,620  8/90   12/90      100%
176,669

Village      Lawton,
Commons       MI        58   1,486,690 11/90    6/90      100%
323,665

Washington
Heights
Apartments,  Bismarck,
IV            ND        24     500,000 11/90    7/90      100%
381,010

Woods Hollow Centreville,
Apartments    MI        24     632,553 11/90    2/90      100%
132,700

Woodside     Lisbon,
Apartments    ME        28   1,479,910 12/90   11/90      100%
397,630






    Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1999


                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
------------
Academy
Hill        Ahoskie,
Apartments    NC        40  $1,375,726   2/91     2/91      100%
$  319,224

Aspen
Square      Tazewell,
Apartments    VA        60   1,832,539  11/90    11/90      100%
356,495

Bridgeview  Emlenton,
Apartments    PA        36   1,363,117  12/90    12/89      100%
327,257

Buckeye
Senior      Buckeye,
Apartments    AZ        41   1,340,117  12/90     8/90      100%
311,480

Campbell
Creek       Dallas,
Apartments    GA        80   1,627,680  12/90    10/90      100%
142,000

Cambridge
Manor       Macon,
Apartments    MS        47   1,625,558   5/93     4/93      100%
356,356

Church Hill Church Point,
Apartments    LA        32     954,605  12/90     1/91      100%
205,750

Copper
Creek       Lebanon,
Apartments    VA        36   1,173,818  11/90     9/90      100%
237,647

Coronado    Tuscon,
Hotel         AZ        42     448,837   3/91     3/91      100%
614,050

Crestwood   St. Cloud,
Apartments    FL       216   4,245,327   1/91     6/91      100%
5,636,484

El Dorado   El Dorado Springs,
Springs Est.  MO        24     580,637  11/90     9/90      100%
133,790

Eldon Est.  Eldon,
II            MO        24     580,948  12/90    11/90      100%
131,340


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------

Eldon       Eldon,
Manor        MO         24  $  559,107   12/90   11/90      100%
$  241,980

Elmwood
Manor       Eutaw,
Apartments   AL         47   1,622,443    5/93   12/93      100%
333,440

Fairridge
Lane        Denmark,
Apartments   SC         24     817,374   11/90    6/90      100%
209,326

Fairridge
Village     Denmark,
Apartments   SC         24     769,583   11/90    6/90      100%
186,381

Farmerville Farmerville,
Square Apts. LA         32     966,652    1/91    4/91      100%
212,280

Forest
Glade       Wauchula,
Apartments   FL         50   1,481,290   12/90   12/90      100%
420,565

Franklin    Great Falls,
School       MT         40   1,255,938   10/90   12/91      100%
1,453,270

Hilltop     Los Lunas,
Apts.        NM         40   1,420,379    1/93   11/92      100%
258,455

Holland     Holland,
Meadows      NY         24     898,298   11/90    6/90      100%
213,880

Holley      Holley,
Grove        NY         24     916,621   11/90   10/90      100%
207,360

Ivan Woods  Delta Township,
Senior Apts. MI         90   2,159,896    2/91    4/91      100%
1,184,275

Kaplan
Manor       Kaplan,
Apartments   LA         32     925,107    12/90   12/90     100%
198,460

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------

Lakewood
Village    Lake Providence,
Apartments   LA         32  $  952,865  1/91     5/91      100%
$  223,827

Licking    Licking,
Apartments   MO         16     405,572 11/91     3/92      100%
90,436

London     Miami Beach,
Arms         FL         58   2,657,187 12/90    12/90      100%
937,961

Maidu      Roseville,
Village      CA         81   2,126,654  3/91    12/91      100%
530,000

Nevada     Nevada,
Manor        MO         24     647,335 11/90    10/90      100%
143,270

Oatka      Warsaw,
Meadows      NY         24     918,111 11/90     6/90      100%
206,670

Osage      Arkansas City,
Place        KS         38   1,230,991 12/90    12/90      100%
522,999

Pines by the
Creek      Newnan,
Apartments   GA         96   1,941,612 12/90    10/90      100%
245,000

Sandy
Pines      Punta Gorda,
Manor        FL         44   1,479,306 12/90     7/90      100%
399,977

Sierra
Springs    Tazewell,
Apartments   VA         36   1,174,534 11/90    11/90      100%
299,634

South Fork South Fork,
Heights      CO         48   1,431,810  2/91     2/91      100%
343,358

Twin Oaks  Allendale,
Apartments   SC         24     781,311 12/90     9/90      100%
206,888


        Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------

Walnut
Village     Manning,
Apartments    SC        24  $  839,103 11/90   11/90       100%
$  183,244

Washington
Manor       Washington,
Apartments    LA        32     960,033  1/91    3/91       100%
216,990

Wildridge   Jesup,
Apartments    GA        48   1,565,690  1/91    4/91       100%
329,130

Windsor     Metter,
Apts.         GA        53   1,469,751 12/92    5/93       100%
248,207



























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1999

                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Bowman
Village     Bowman,
Apartments    GA       24  $  664,788   6/91    10/91      100%
$  139,879

Brandywood  Oak Creek,
Apartments    WI       54   1,745,251  12/91     9/91      100%
1,532,506

Brentwood
Manor       Clarkson,
Apartments    KY       24     747,725   6/91     7/91      100%
173,969

Briarwick   Nicholasville,
Apartments    KY       40   1,247,109   4/91     4/91      100%
323,941

Bridgerun   Cannon Falls,
Townhomes     MN       18     567,860   6/91     7/91      100%
458,800

Bucksport
Park        Bucksport,
Apartments    ME       24   1,369,737   6/91     8/91      100%
334,600

Campbell
Creek       Dallas,
Apartments    GA       80   1,627,680   3/91    10/90      100%
593,000

Cananche
Creek       Norton,
Apartments    VA       36   1,234,126   5/91     6/91      100%
276,695

Carson
Village     Wrightsville,
Apartments    GA       24     651,834  10/91     6/92      100%
161,452

Clymer
House       Clymer,
Apartments    PA       26   1,114,698   6/91    10/91      100%
254,097

Corcoran
Garden      Corcoran,
Apartments    CA       38   1,523,105   2/91    11/90      100%
432,438

Cornish     Cornish,
Park          ME       25   1,453,966    6/91    6/91      100%
333,000

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Crescent City
Senior     Crescent City,
Apartments   CA         38  $1,863,054  3/91    3/91      100%  $
474,536

Earlimart
Senior     Earlimart,
Apartments   CA         35   1,344,577  6/91    6/91      100%
364,515

Evanwood   Hardinsburg,
Apartments   KY         24     755,291  6/91    5/91      100%
167,221

Fox Run    Jesup,
Apartments   GA         24     624,741 12/91    7/92      100%
150,033

Franklin
House      Liberty,
Apts.        MO         21     301,027  5/93    1/88      100%
137,836

Hamilton
Village    Preston,
Apartments   GA         20     569,055 10/91    3/92      100%
140,948

Hunters
Park       Tarboro,
Apartments   NC         40   1,409,026  5/91    4/91      100%
320,175

Ivan Woods
Senior     Delta Township,
Apartments   MI         90   2,159,896  2/91    4/91      100%
778,688

Keenland   Burkesville,
Apartments   KY         24     733,763  6/91    9/91      100%
164,246

Lakeridge  Eufala,
Apartments   AL         30     915,854  3/91    4/91      100%
186,780

Laurel
Village    Wadley,
Apartments   GA         24     661,420 10/91    5/92      100%
149,058


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Los
Caballos  Hatch,
II Apts.     NM         24  $  766,019  7/91     8/91       100%
$  164,740

Marlboro
Place     Bennettsville,
Apartments  SC          24     835,337  3/91     2/91       100%
192,779

Melville
Plaza     Melville,
Apartments  LA          32     892,136  7/91    10/91       100%
178,564

Nanty Glo
House     Nanty Glo,
Apartments  PA          36   1,474,229  6/91     7/91       100%
353,000

Newport   Franklin,
Village     VA          48   1,485,229  4/91    11/90       100%
355,000

Oakleigh  Abbeville,
Apartments  LA          32     913,131  8/91     3/92       100%
178,716

Oak
Street    Scott City,
Apartments  MO          24     598,231  6/91    11/91       100%
138,149

Oakwood   Mamou,
Apartments  LA          32     908,981  8/91     1/92       100%
180,819

Pines by
the Creek Newnan,
Apartments  GA          96   1,941,612  3/91    10/90       100%
645,000

Pinewoods Springfield,
Apartments  IL         168   3,792,526  7/91     6/91       100%
2,880,000

Portales  Portales,
Estates     NM          44   1,438,457  7/91     7/91       100%
365,100



         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Prairie
West      West Fargo,
Apts. III   ND          24  $  515,000  3/91     3/91      100%
$ 360,698

Ridgeway
Court III  Bemidji,
Apartments  MN          24     892,666  4/91     1/91      100%
180,186

River     Crystal River,
Reach Apts.  FL         41   1,364,887   5/91    5/91      100%
351,421

Rockmoor  Banner Elk,
Apartments   NC         12     437,364   5/91    3/91      100%
95,818

Shawnee
Ridge     Norton,
Apartments   VA         20     666,743   5/91    5/91      100%
145,606

Springwood
Park      Durham,
Apartments   NC        100   3,009,245   3/91    5/91      100%
374,349

Spring
Mountain  Pahrump,
Apartments   NV         33   1,363,365   5/91    4/91      100%
290,406

Stonegate Perry,
Manor        FL         36   1,008,896   5/91   12/90      100%
274,321

Summit
Ridge     Palmdale,
Apartments   CA        304   8,863,346  10/92   12/93      100%
3,674,306

Turner
Lane      Ashburn,
Apartments   GA         24     720,810   5/91    7/91      100%
147,090

Union
Baptist
Plaza     Springfield,
Apartments   IL         24     481,374   5/91    4/91      100%
432,648


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Uptown    Salyersville,
Apartments   KY        16  $  519,780   5/91    3/91       100%
$  121,700

Villas of Eufala,
Lakeridge    AL        18     531,567   3/91    3/91       100%
96,868

Waynesboro
Village   Waynesboro,
Apartments   TN        48   1,369,897   4/91    1/91       100%
310,510

Windsor    Windsor,
Court II     VA        24     730,361   4/91    11/90      100%
169,347

Woodcrest
Manor      Woodville,
Apartments   MS        24     710,050   6/91    11/91      100%
138,579

Woodlawn
Village    Abbeville,
Apartments   GA        36   1,012,653  10/91     4/92      100%
229,601

Woodside   Grove City,
Apartments   PA        32   1,154,305   4/91     3/91       96%
229,291

Yorkshire
Townhome   Fort Smith,
Apts.        AR        50     968,663   9/93     8/94      100%
874,069














        Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999


                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
-------------
Ada Village  Ada,
Apts.         OK       44  $1,043,226   1/93    11/93       100%
$  158,976

Amherst      Amherst,
Village       VA       48   1,598,158   1/92     1/92       100%
322,796

Belmont
Village      Belmont,
Court         NY       24     927,572   1/92    12/91       100%
201,300

Bethel
Park         Bethel,
Apartments    ME       24   1,488,414  12/91     3/92       100%
324,100

Blanchard
Senior       Blanchard,
Apts. II      LA       24     597,205  10/91     9/91       100%
143,628

Blanchard    Blanchard,
Village Apts. OK        8     217,381   1/93     7/93       100%
32,954

Brantwood
Lane         Centreville,
Apartments     AL      36   1,141,945   7/91     9/91       100%
237,873

Breckenridge McColl,
Apartments     SC      24     865,139   1/92     3/92       100%
186,065

Briarwood
Apartments   Middleburg,
Ph II          FL      50   1,490,955   2/92     4/92       100%
293,694

The Bridge   New York,
Building       NY      15       N/A     1/92    12/91       100%
1,037,770

Buchanan     Warren,
Court          PA      18     724,643   7/91    11/90       100%
160,600

Burnt
Ordinary     Toano,
Village        VA      22     709,214   7/91     7/91       100%
159,400

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Carleton
Court       Providence,
Apartments   RI         46  $2,751,899  12/91    12/91     100%
$1,496,922

Carriage
Run         Emporia,
Apartments   VA         40   1,323,955  10/91     4/92     100%
259,980

Cedar
View        Brinkley,
Apartments   AR         32   1,267,884   5/92    10/92     100%
254,016

Cedarwood   Pembroke,
Apartments   NC         36   1,415,635  10/91     1/92     100%
326,310

Chapparral  Kingman,
Apartments   AZ         20     694,967   8/91     7/91     100%
198,275

College     Chili,
Green        NY        110   3,767,582   3/95     8/95     100%
755,771

Colorado City
Seniors     Colorado City,
Apartments   TX         24     541,707  10/91    10/91     100%
98,721

Cottonwood  Cottonport,
Apts. II     LA         24     670,261  10/91     7/91     100%
152,664

Country
Meadows     Sioux Falls,
Apartments   SD         44   1,061,732  11/91    10/91     100%
922,350

Countryside Fulton,
Manor        MS         24     663,961  10/91     8/91     100%
151,868

Davis
Village     Davis,
Apts.        OK         44   1,170,639   1/93     9/93     100%
180,452

Devenwood   Ridgeland,
Apartments   SC         24     872,269   7/92     1/93     100%
186,000

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
------------
Duncan
Village    Duncan,
Apts.       OK         48  $1,141,257   1/93    11/93      100%
$  172,005

Edison
Village    Edison,
Apartments  GA         42   1,197,228   7/91     2/92      100%
274,144

Ethel
Bowman     Tionesta,
Proper HousePA         36   1,428,005   2/92     1/92       91%
334,160

Excelsior
Springs    Excelsior Springs,
Properties  MO         24     622,819   2/92     4/91      100%
150,651

Fairground Bedford,
Place Apts. KY         19     693,571   3/95     8/95      100%
176,963

Four Oaks
Village    Four Oaks,
Apartments  NC         24     892,583   3/92     6/92      100%
179,900

Franklin
Vista      Anthony,
III Apts.   NM         28     927,923   1/92     4/92      100%
179,685

Friendship Bel Air,
Village     MD         32   1,437,570   1/92     6/91      100%
226,000

Glenhaven  Merced,
Park        CA         12     395,838   1/94     6/90      100%
125,000

Glenhaven  Merced,
Park II     CA         15     489,784   1/94     6/89      100%
365,925

Glenhaven  Merced,
Park III    CA         15     492,324   1/94    12/89      100%
225,500


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
-------------
Glenhaven    Merced,
Estates       CA       13   $ 672,431    1/94   6/89       100%
$  134,000

Green
Village      Standardsville,
Apts. II      VA       16     585,373    4/92  11/91       100%
99,100

Greenleaf    Bowdoinham,
Apartments    ME       21   1,127,238   11/91   8/92       100%
295,085

Hughes Springs
Seniors      Hughes Springs,
Apartments    TX       32     786,964   10/91   8/91       100%
183,674

Harrison
City         Penn Township,
Apts.         PA       38   1,478,824    7/92   9/92        92%
311,775

Hessmer
Village      Hessmer,
Apartments    LA       32     911,688   12/91   4/92       100%
186,503

Hillmont
Village      Micro,
Apartments    NC       24     883,938    9/91   1/92       100%
184,900

Hunters
Run          Douglas,
Apartments    GA       50   1,444,807   12/91   2/92       100%
322,368

Independence Mt. Pleasant,
Apartments    PA       28   1,083,586    8/91   6/91       100%
223,100

Indian Creek Kilmarnock,
Apartments    VA       20     763,786    7/91   4/91       100%
174,400

Jarratt
Village      Jarratt,
Apartments    VA       24     831,759   10/91  12/91       100%
159,140

Kingfisher
Village      Kingfisher,
Apts.         OK        8     168,574    1/93  12/93       100%
24,365

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
-------------
La Gema del  Santa Ana,
Barrio Apts.   CA        6  $  670,048   6/92    8/92      100%
$  458,000

Lafayettee
Gardens      Scott,
Apartments     LA       56   1,107,000   10/91   11/91     100%
437,688

Lake Isabella
Senior       Lake Isabella,
Apartments     CA       46   1,991,729    9/91    1/92     100%
442,457

Lakeview     Battle Creek,
Meadows        MI       53   1,564,909    1/92    6/92     100%
1,018,808

Lakewood
Terrace      Lakeland,
Apts.          FL      132   3,805,716   11/93    8/89     100%
725,312

Lana Lu      Lonaconing,
Apartments     MD       30   1,483,375   12/91    9/92     100%
303,261

Lexington
Village      Lexington,
Apts.          OK        8     210,193    1/93   11/93     100%
32,178

Maidu        Roseville,
Village        CA       81   2,126,654    1/92   12/91     100%
1,096,199

Marion Manor Marion,
Apartments     LA       32   1,004,616    2/92    6/92     100%
199,708

Maysville
Village      Maysville,
Apts.          OK        8     218,254    1/93   10/93     100%
33,726

Montague
Place        Caro,
Apartments     MI       28   1,139,199   12/91   12/91     100%
432,320

Navapai      Prescott Valley,
Apartments     AZ       26     882,079    6/91    4/91     100%
207,330

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
-------------
Nevada City
Senior     Grass Valley,
Apartments    CA        60  $3,543,553   1/92   10/92     100%
$  839,300

Newellton
Place      Newellton,
Apartments    LA        32     943,650   2/92    4/92     100%
190,600

New River
Overlook   Radford,
Apartments    VA        40   1,483,320   8/91    2/92     100%
285,371

Northridge  Arlington,
Apartments    TX       126   1,678,920   1/92    2/92      96%
741,300

Oak Ridge   Crystal Springs,
Apartments    MS        40   1,302,815   1/92    1/92     100%
308,578

Oakland
Village     Littleton,
Apts.         NC        24     852,219   5/92    8/92     100%
161,939

Okemah
Village     Okemah,
Apts.         OK         30    692,828   1/93    5/93     100%
119,832

Pineridge   McComb,
Apartments     MS        32  1,003,822  10/91   10/91     100%
238,995

Pineridge   Walnut Cove,
Elderly        NC        24    988,253  10/91    3/92     100%
199,311

Pittsfield
Park        Pittsfield,
Apartments     ME        18  1,045,595  12/91    6/92     100%
237,300

Plantation  Richmond Hill,
Apartments     GA        49  1,418,832  12/91   11/91     100%
320,858

Portville
Square      Portville,
Apartments     NY        24    920,659   3/92    3/92      95%
198,100

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
-------------
Prague
Village    Prague,
Apts.       OK         8  $   117,445   1/93    3/93      100%
$    21,373

Rainbow
Commons    Marshfield,
Apartments  WI        48      769,490   9/91    6/91      100%
1,126,901

Rainier
Manor      Mt. Rainier,
Apartments  MD       104    2,665,216   3/92    1/93      100%
1,190,350

Rosenberg  Santa Rosa,
Hotel       CA        77    1,811,122  12/91    1/92      100%
1,850,000

Rosewood
Manor      Ellenton,
Apartments  FL        43    1,437,558  12/91    11/91     100%
302,250

San Jacinto
Senior     San Jacinto,
Apartments  CA        46    2,369,914   1/92    10/91     100%
588,965

Lakeside
Manor      Schroon Lake,
Apartments  NY        24    1,081,358  11/91     1/92     100%
249,349

Smithville Smithville,
Properties  MO        48    1,243,871   2/92     5/91     100%
285,384

Snow Hill
Ridge      Raleigh,
Apartments  NC        32    1,205,346  10/91    12/91     100%
307,524

Somerset   Antioch,
Apartments  CA       156    5,492,513   8/92     3/90     100%
1,026,542

Spring
Creek      Derby,
Village     KS        72    1,811,117   6/91     9/91     100%
1,634,760






         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
-------------
Spring
Valley     Lexington Park,
Apartments   MD        128  $4,832,613  11/91    12/92     100%
$ 2,777,811

Springwood
Park       Durham,
Apartments   NC        100   3,009,245  10/91     5/91     100%
374,349

Summer
Lane       Santee,
Apartments   SC         24     860,017   7/91    11/91     100%
176,291

Summit
Ridge      Palmdale,
Apartments   CA        304   8,863,346  10/92    12/93     100%
1,236,600

Titusville Titusville,
Apartments   PA         30   1,239,424  12/91     1/92     100%
280,829

Townview   St. Mary's,
Apartments   PA         36   1,378,459   9/91    10/91      97%
315,700

Tyrone
House      Tyrone,
Apartments   PA         36   1,483,059  12/91     1/92     100%
349,800

Valley Ridge
Senior     Central Valley,
Apartments   CA         38   1,823,519   1/92    12/91     100%
456,600

Victoria   Victoria,
Place        VA         39   1,395,267   1/92     6/92     100%
287,736

Villa West Topeka,
Apts. IV     KS         60   1,517,825   8/91     1/91     100%
1,392,873

Village    Raleigh,
Green        NC         42     713,442   5/92     9/91     100%
581,446

Washington Abingdon,
Court        VA         39   1,182,736   7/91     8/91     100%
295,250




         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98    Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-------------
Wesley
Village    Martinsburg,
Apartments   WV         36  $1,312,892  10/91    6/92      100%
$  266,253

Westside   Louisville,
Apartments   MS         33     819,826   3/92    1/92      100%
191,014

Wildwood
Terrace    Wildwood,
Apartments   FL         40   1,263,034  10/91   10/91      100%
281,647

Woodside   Belleview,
Apartments   FL         41   1,212,032  11/91   10/91      100%
268,500

Wynnewood
Village    Wynnewood,
Apts.        OK         16     402,568   1/93   11/93      100%
67,443

Yorkshire  Delevan,
Corners      NY         24     923,180   8/91    9/91      100%
191,500

Zinmaster  Minneapolis,
Apartments   MN         36   1,835,021   1/95    1/88      100%
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

  (b)    Approximate number of security holders

  As of March 31, 1999, the Partnership has 11,588 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

  The BACs were issued in series. Series 7 consists of 812 investors holding
  1,036,100 BACs, Series 9 consists of 2,259 investors holding
4,178,029 BACs,
  Series 10 consists of 1,648 investors holding 2,428,925 BACs,
Series 11
  consists of 1,387 investors holding 2,489,599 BACs, Series 12 consists of
  1,923 investors holding 2,972,795 BACs, and Series 14 consists of 3,559 investors holding 5,574,290 BACs at March 31, 1999.

  (c)    Dividend history and restriction

  The Partnership has made no distributions of Net Cash Flow to its BAC
  Holders from its inception, June 28, 1989 through March 31,
1999.

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





Item 6.          Selected Financial Data

    The information set forth below presents selected financial data of the
Partnership for each of the five years in the period ended March
31, 1999.
Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                March 31,    March 31,    March 31,    March 31,
March 31,
                  1999         1998         1997         1996
1995
                --------     --------     --------     --------
--------
Operations
----------
Interest
& other Inc $    110,392 $    42,913  $    155,501 $     65,468
$     78,723
Share of Loss
of Operating
Partnerships  (7,498,353)  (8,573,433) (10,464,997) (12,992,069)
(14,053,018)
Operating Exp (3,177,618)  (2,783,041)  (2,781,444)  (2,852,335)
(2,876,048)
               ---------    ---------    ---------    ---------
---------
  Net Loss  $(10,565,579)$(11,313,561)$(13,090,940)$(15,778,936)
$(16,850,343)
             ===========   ==========   ==========  ===========
===========
  Net Loss
  per BAC   $      (.60) $       (.60)$       (.69)$       (.84)
$       (.89)
             ==========   ===========   ==========  ===========
===========

Balance Sheet
-------------

Total Assets$52,816,616  $ 64,633,488  $ 73,382,875 $ 85,486,212
$ 99,601,389
            ===========   ===========    ==========  ===========
===========

Total Liab  $17,186,103  $ 14,605,906  $ 12,041,732 $ 11,054,129
$  9,390,370 Partners'   ===========   ===========    ==========
===========   ===========
Capital     $39,462,003  $ 50,027,582  $ 61,341,143 $ 74,432,083
$ 90,211,019
            ===========   ===========    ==========  ===========
===========

Other Data
----------
Credit per BAC for the
Investors Tax Year,
for the twelve months
ended, December 31,
1998, 1997, 1996,
1995 and 1994*

            $      1.39 $        1.40  $       1.40 $       1.39
$       1.35
             ==========   ===========  ============  ===========
===========


* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating
Partnerships the
Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7. Results of Operations.


Item 7.     Management's Discussion and Analysis of Financial
Condition
            and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 1999 and on working capital reserves and (ii) cash distributions from operations of the Operating
Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating
Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations.
During the fiscal year ended March 31, 1999 the Partnership accrued $2,509,932 in annual partnership management fees. As of March 31, 1999 the accrued partnership management fees totaled $16,623,060. Pursuant to the Partnership
Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

An affiliate of the general partner has advanced $169,038 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $57,638 was advanced during the fiscal year ended March 31, 1999. The amounts advanced, in total, to two of the six series are as follows: $106,488 to Series 7; and $62,550 to Series 12. These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.







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

    As of March 31, 1999 the net proceeds from the offer and sale of BACs in
Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651. The Partnership has completed payment of all installments of its capital contributions to all Operating Partnerships.
Series 7 net offering proceeds in the amount of $8,529 remains in working capital.

    (Series 9).  The Partnership commenced offering BACs in
Series 9 on
February 1, 1990. The Partnership had received and accepted subscriptions for
$41,574,518, representing 4,178,029 BACs from investors admitted as BAC
Holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

    During the fiscal year ended March 31, 1999, the Partnership did not use any of Series 9's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 1999 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to 54 of the 55 Operating Partnerships. Series 9 net offering proceeds in the amount of $143,538 remains to be used by the Partnership to pay additional installments of capital contributions to Operating Partnerships and in working capital.

    (Series 10).  The Partnership commenced offering BACs in
Series 10 on
May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.




     As of March 31, 1999 the net proceeds from the offer and
sale of BACs in
Series 10 had been used to invest in a total of 46 Operating
Partnerships in
an aggregate amount of $18,555,455.  The Partnership has
completed payment of
all installments of its capital contributions to all of the
Operating
Partnerships.  Series 10 net offering proceeds in the amount of
$33,116
remains in working capital.

    (Series 11).  The Partnership commenced offering BACs in
Series 11 on
September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

      During the fiscal year ended March 31, 1999, the Partnership did not use any of Series 11's net offering proceeds to pay additional installments of its capital contributions to one Operating Partnership. As of March 31, 1998 the
net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of
$18,894,372, and the Partnership had completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships. Series 11 net offering proceeds in the amount of $95,122 remains to be used by the
Partnership to pay additional installments of capital contributions to
Operating Partnerships and in working capital.

    (Series 12).  The Partnership commenced offering BACs in
Series 12 on
February 1, 1991. The Partnership had received and accepted subscriptions for
$29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

     During the fiscal year ended March 31, 1999, the Partnership did not use any of Series 12's net offering proceeds to pay additional installments of its capital contributions to the Operating Partnerships. As of March 31, 1999
the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of
$22,356,179, and the Partnership had completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships. Series 12 net offering proceeds in the amount of $82,710 remains to be used by the
Partnership to pay additional installments of capital contributions to
Operating Partnerships and in working capital.

    (Series 14).  The Partnership commenced offering BACs in
Series 14 on
May 20, 1991. The Partnership had received and accepted subscriptions for
$55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of
BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.









    During the fiscal year ended March 31, 1999, the Partnership did not use any of Series 14's net offering proceeds to pay additional installments of its capital contributions to one Operating Partnership. As of March 31,
1999 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328, and the Partnership had completed payment of all installments of its capital contributions to 86 of the 101 Operating Partnerships. Series
14 net offering proceeds in the amount of $165,015 remains to be used by the
Partnership to pay additional installments of capital contributions to
Operating Partnerships and in working capital.

Results of Operations
---------------------
    The Partnership incurs an annual partnership management fee payable to the
General Partner and/or its affiliates in an amount equal to 0.5%
of the
aggregate cost of the Apartment Complexes owned by the Operating
Partnerships,
less the amount of certain partnership management and reporting fees paid by
the Operating Partnerships.  The annual partnership management fee charged to
operations for the fiscal years ended March 31, 1999 and 1998 was
$2,299,147
and $2,314,373, respectively. The amount is anticipated to decrease in subsequent fiscal years as the Operating Partnerships begin to pay annual partnership management fees and reporting fees to the Partnership.

    In all series, the tax credits provided to the investors from the tax year ended December 31, 1998 was consistent with the prior year.

    The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating
Partnerships have
been made principally with a view towards realization of Federal
Housing Tax
Credits for allocation to its partners and BAC holders.

    (Series 7).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 100% for both years.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $888,683 and $809,263, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.20 per year for 1998 and 1997 in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 7 was $974,248 and $1,485,326, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1998 and 1997 Series 7 reflects a net income (loss) from Operating Partnerships of $73,874 and $(108,083), respectively, adjusted for depreciation which is a non-cash item.

   The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the operating partnership incurring continued operational cash flow deficits, a substantial doubt about the property continuing as a going concern was raised. The cash flow deficits were the result of continued poor occupancy at the property. As of the 1998 year-end, the senior mortgage was in default due to nonpayment of interest and principal. As a result of ongoing operating deficits and the first mortgage holder's unwillingness to work with the Investment General Partner, the Investment General Partner has determined that a foreclosure or a deed in lieu of foreclosure transfer is the most likely resolution. Assuming the bank does not change its position, a transfer of ownership of the apartment complex from the Operating Partnership to the first mortgage holder is likely to occur during the third quarter of 1999. If this should occur, Series 7 of the Partnership will face recapture of a portion of the credits previously taken in the year 1999.

    (Series 9).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had a total of
55 properties as of March 31, 1998, of which 53 were at 100% qualified occupancy.

    For the tax years ended December 31, 1998 and 1997, the series, in total, generated $3,281,045 and $3,209,445, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.36 per year for 1998 and 1997 in tax credits per BAC to the investors.

    As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 9 was $9,083,730 and $10,821,707, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1998 and 1997 Series 9 reflects a net income from Operating Partnerships of $740,696 and $673,107, respectively, adjusted for depreciation which is a non cash item.

   The Operating General Partner and management agent of School Street II Limited Partnership (School Street Apts. II) were removed and replaced during 1997. In the transition, occupancies suffered, and as a result, a leasing agent and new management company were hired by the new Operating General Partner to rent the vacant units. Due to the unresponsiveness of the new management company, another company was hired in October 1998 with the goal to improve occupancy and operations. Occupancy increased from 83% in December 1998 to 92% in March 1999 as a result of the new site manager. In addition, the Operating General Partner initiated negotiations with the first mortgage holder to restructure the debt. As a result of these negotiations, a more favorable refinancing closed on January 4, 1999. The Operating General Partner anticipates that the property will generate positive cash flow next quarter.


    The Operating Partnership New Holland Apartments Limited
Partnership (New
Holland Apts) received a going concern opinion on the 1997 audit. As a result of the operating partnership incurring continued operational cash flow deficits, a substantial doubt about the property continuing as a going concern was raised. The cash flow deficits were the result of continued poor occupancy at the property. As of the 1998 year-end, the senior mortgage was in default due to nonpayment of interest and principal. As a result of ongoing operating deficits and the first mortgage holder's unwillingness to work with the Investment General Partner, the Investment General Partner has determined that a foreclosure or a deed in lieu of foreclosure transfer is the most likely resolution. Assuming the bank does not change its position, a transfer of ownership of the apartment complex from the Operating Partnership to the first mortgage holder is likely to occur during the third quarter of 1999. If this should occur, Series 9 of the Partnership will face recapture of a portion of the credits previously taken in the year 1999.

    The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) continues to operate at an average occupancy of 66%. The area has an oversupply of affordable rental housing and a poor local economy, which has negatively impacted the property. The property's competition includes a number of newer complexes with more space and amenities and, in some cases, lower rents. The management company, an affiliate of the Operating General Partner, has increased its marketing and outreach efforts and continues to offer assistance to the Operating Partnership. The Investment General Partner is working with the Operating General Partner to monitor marketing efforts.

    (Series 10).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.7% for both years. The series had a total of 45 properties at March 31, 1999, of which 44 were at 100% qualified occupancy.

    For the tax years ended December 31, 1998 and 1997 the series, in total, generated $1,441,794 and $1,670,004, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.44 and $1.46, respectively, in tax credits per BAC to the investors.

    As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 10 was $7,305,952 and $8,211,459, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1998 and 1997 Series 10 reflects net income from Operating Partnerships of $1,162,266 and $1,015,795, respectively, adjusted for depreciation which is a non cash item.

    North Connecticut Avenue L.P. (46 North Connecticut Avenue) operated at a deficit in 1998 due to its high operating expenses. The Operating General Partner was unable to secure a loan modification from the loan holder. The continued level of high operating deficits left the Operating General Partner with little alternative but to grant a deed-in-lieu of foreclosure to the loan holder. However, since the deed-in-lieu of foreclosure occurred during January 1999, the Partnership will still be eligible to receive 1998 tax credits. In 1999, Series 10 of the Partnership will face recapture of a portion of credits previously taken due to the transfer of ownership of the apartment complex from the Operating Partnership to the mortgage holder.
Further, the Investment Partnership no longer has an ownership interest in the apartment complex.

   (Series 11).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at March 31, 1999, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $1,626,615 and $1,878,254, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.32 per year for 1998 and 1997 in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 11 was $8,819,044 and $9,872,942, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1998 and 1997 Series 11 reflects net income from Operating Partnerships of $849,812 and $922,140, respectively, adjusted for depreciation which is a non-cash item.

    The Investment General Partner received notification during the first quarter of 1999 that an Internal Revenue Service audit of the Operating Partnership Crestwood RRH, Limited (Crestwood Apartments) had been resolved. The audit for the years ended December 31, 1995 and December 31, 1996 had resulted in a "no change" determination and therefore had no impact on the partnership or any tax credits previously generated by the Operating Partnership.

  (Series 12).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at March 31, 1999, of which 52 were at 100% qualified occupancy.

    For the tax years ended December 31, 1998 and 1997, the series, in total, generated $1,927,382 and $2,395,934, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 per year for 1998 and 1997 in tax credit per BAC to the investors.

    As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 12 was $9,338,564 and $10,585,841, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1998 and 1997 Series 12 reflects net income from Operating Partnerships of $859,723 and $609,135, respectively, adjusted for depreciation which is a non cash item.


    (Series 14).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 101 properties at March 31, 1999. Out of the total, 96 were at 100%
qualified occupancy.

  For the tax years ended December 31, 1998 and 1997, the series, in total, generated $4,535,451 and $4,856,228, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.42 and
$1.44, respectively, in tax credits per BAC to the investors.

    As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 14 was $17,295,078 and $19,862,702, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

    For the years ended December 31, 1998 and 1997 Series 14 reflects a net income from Operating Partnerships of $1,625,463 and $1,278,786, respectively, adjusted for depreciation which is a non-cash item.

   The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Parnters IV, A California LP (Glenhaven Park) continue to suffer from high operating expenses and occupancy issues. The management company has said that the rental market is poor with an oversupply of housing. As of March 31, 1999, physical occupancy was 69%, 86%, 86%, and 75%, respectively. The management company will continue to actively conduct outreach to generate new interest in the properties along with working towards reducing the operating expenses. The Investment General Partner is also working with the Operating General Partner to develop a capital needs plan to assess what can be done in hopes of improving occupancy levels.

   On April 27, 1998 Woodfield Commons Limited Partnership (Rainbow Commons Apartments) received a 60-Day letter issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements. The IRS has additionally sent two Notices of Beginning of Administrative Proceedings for the tax years ending 1996 and 1997 dated May 24, 1999 and June 1, 1999, respectively.

   The initial 60-Day letter which was issued in relation to the tax years ended December 31, 1993, 1994, and 1995, was the result of an IRS audit of the Operating Partnership's tenant files. The IRS has proposed an adjustment that would disallow the Partnership from utilizing certain past or future credits. On June 23, 1998, the Operating General Partner and its counsel filed a written protest with the IRS and requested additional information from the IRS with regards to the legal and factual basis upon which it has proposed its assessment. As of this date, the IRS has not responded to this request nor has a conference with the Appeals Office been scheduled.

   The IRS has not proposed any adjustments for disallowing credits with respect to the tax years 1996 and 1997. Therefore the Operating General Partner has not yet responded to the additional notices, nor have they been able to review the information related to the notices to render an opinion on the ultimate outcome.

   The Partnership previously reported that the Operating General Partner and its counsel did not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are still of this opinion, it is the opinion of the Investment General Partner that the outcome of the original proceedings coupled with new notices could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote (see Note H).

   The first permanent loan of One Northridge, Limited
(Northridge Apts) was scheduled to mature on December 10, 1998.
The Operating General Partner obtained an extension for the maturity date of the loan to August 31, 1999 and is currently evaluating multiple refinancing options.









































Recent Accounting Statements Not Yet Adopted
---------------------------------------------
      On March 31, 1997, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS
No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the Partnership's financial statements.
     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees'
Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all the fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.
     The Partnership does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the Partnership's financial statements.

Year 2000 Compliance
--------------------
     Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.

Item 7A.    Quantitative and Qualitative Disclosure About Market
Risk

     Not Applicable

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is contained in Part
IV, Item 14
of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on
Accounting
            and Financial Disclosure

    None.
                                     45


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

     John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation where he is responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the
Massachusetts  Housing Policy Committee, as an appointee  of  the
Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax
Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 54, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He presently serves as a member of the National Adjudicatory Council on NASD. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors for Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

     Christopher W. Collins, age 43, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

    Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. He has fifteen years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

   (f)  Involvement in certain legal proceedings.
   (g)

            None.

    (g)     Promoters and control persons.

            None.





Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited
Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1999 fiscal year:

    1. An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating
Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 1999 was $2,509,932. Accrued fees are payable without interest as sufficient funds become available.

   2. The Partnership has reimbursed, or accrued to, an affiliate of the
General Partner a total of $57,587 for amounts charged to operations during the year ended March 31, 1999. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

    (a)     Security ownership of certain beneficial owners.

    As of March 31, 1999, 18,679,738 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

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


    The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership

Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and
Fees", which is incorporated herein by reference. See Note B of Notes to
Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 1999.

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






































                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

    (a) 1 and 2.     Financial Statements and Financial Statement
                     Schedules

    Independent Auditors' Report

    Balance Sheets, March 31, 1999 and 1998

    Statement of Operations, Years ended March 31, 1999, 1998, and
    1997.

    Statements of Changes in Partners' Capital, Years ended March
    31, 1999, 1998 and 1997.

    Statements of Cash Flows, Years ended March 31, 1999, 1998 and
    1997.

    Notes to Financial Statements, March 31, 1999, 1998 and
    1997.

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

                      Boston Capital Tax Credit Fund II
                      Limited Partnership

                      By:        Boston Capital Associates II
                                 Limited Partnership, General
                                 Partner

                      By:        Boston Capital Associates



Date:  June 30, 1999                By:  /s/ John P. Manning
                                          -------------------
                                          John P. Manning



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

DATE:  June 30, 1999             SIGNATURE:              TITLE:
                                                         General
Partner and
                                 /s/ John P. Manning
Principal Executive
                                 -------------------     Officer,
Principal
                                 John P. Manning
Financial Officer and

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

                                                         General
Partner and
                                 /s/ Herbert F. Collins
Principal Executive
                                 ---------------------   Officer,
Principal
                                 Herbert F. Collins
Financial Officer and

Principal Accounting
                                                         Officer
of Boston
                                                         Capital
Associates

                      FINANCIAL STATEMENTS AND
                    INDEPENDENT AUDITORS' REPORT

                     BOSTON CAPITAL TAX CREDIT
                   FUND II LIMITED PARTNERSHIP -
                   SERIES 7, 9 THROUGH 12, AND 14

                      MARCH 31, 1999 AND 1998

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                         TABLE OF CONTENTS


PAGE

  INDEPENDENT AUDITORS' REPORT                                 F-
3

  FINANCIAL STATEMENTS

           BALANCE SHEETS                                      F-
5

           STATEMENTS OF OPERATIONS                           F-
12

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL         F-
19

           STATEMENTS OF CASH FLOWS                           F-
23

           NOTES TO FINANCIAL STATEMENTS                      F-
37

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION     F-
75

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

                   Reznick Fedder & Silverman
     Certified Public Accountants * A Professional Corporation

    4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                (301) 652-9100 * Fax (301) 652-1848

                    INDEPENDENT AUDITORS' REPORT

  To the Partners
  Boston Capital Tax Credit Fund II
    Limited Partnership

          We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership
  - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows, for the total partnership and for each of the series, for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund II Limited Partnership owns a limited partnership interest. I n vestments in such partnerships comprise the following percentages of the assets as of March 31, 1999 and 1998 for Series 7, Series 9 through 12, and Series 14, and the limited partnership loss for each of the three years in the period ended March 31, 1999 for Series 7, Series 9 through 12, and Series 14: Total, 34% and 31% of the assets and 24%, 22% and 11% of the partnership loss; Series 7, 27% and 4% of the assets and 13%, 7% and 5% of the partnership loss; Series 9, 35% and 33% of the assets and 29%, 27% and 26% of the partnership loss; Series 10, 40% and 36% of the assets and 20%, 7% and 4% of the partnership loss; Series 11, 38% and 43% of the assets and 32%, 34% and 10% of the partnership loss; Series 12, 24% and 30% of the assets and 24%, 32% and 24% of the partnership loss; and
  Series 14, 35% and 25% of the assets and 19%, 18% and 15% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

          In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

           We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund II Limited Partnership Series 7, Series 9 through 12, and Series 14 as of March 31, 1999. In our opinion, the schedule presents fairly, the information required to be set forth therein, in conformity with generally accepted accounting principles.

  Bethesda, Maryland
  June 29, 1999

                                F-4
MCGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Deer Hill 11 Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Deer Hill 11 Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Hill II Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1999 on our consideration of Forest Hill Limited Partnership's internal control over financial reporting on our tests of its compliance with certain provisions of laws, regulations contracts and grants.



Greensboro, North Carolina
January 21, 1999

I

LAMORENA & CHANG
CERTIFIED PUBLIC ACCOUNTANTS

22 BATTERY STREET, SUITE  412
TELEPHONE: 415.781.8441
SAN FRANCISCO, CALIFORNIA 94111
FACSIMILE: 415.781.8442

INDEPENDENT AUDITORS'REPORT

To the Partners
King City Elderly Housing Associates
(a California Limited Partnership)
Salinas, California

We have audited the accompanying balance sheets of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations, changes in partner's equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 21, 1999


BLOOM, GETTIS, HABIB, SILVER & TERRONE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
SUITE 1450
2601 SOUTH BAYSHORE DRIVE
MIAMI, FLORIDA 33133-91393

TELEPHONE (305) 858-6211
FACSIMILE (305) 858-9696

LAWRENCE W. GETTIS, C.P.A.
STEVEN M. HABIB, C.P.A.
MICHAEL A. SILVER, C.P.A.
ROGER J. TERRONE, C.P.A.
CURT A. ROSNER, C.P.A.


To the Partners
Metropole Apartments Associates, Ltd.
Boston, Massachusetts
INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of Metropole Apartments Associates, Ltd. (a Florida Limited Partnership), as of December 31, 1998 and 1997, and the related Statements of Operations, Partners' Deficit and Cash Flows for the years then ended. These financial statements are the responsibility of the Metropole Apartments Associates, Ltd.' s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropole Apartments Associates, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 18, 1999


ROBERT ERCOLINI & COMPANY LLP

Certified Public Accountants * Business Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rosenberg Building Associates Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial Position of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 18 and 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

March 10, 1999


McGLADREY&PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Westwood Square Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Westwood Square Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Square Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1999 on our consideration of Westwood Square Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Greensboro, North Carolina
January 21, 1999

I

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











LAMORENA & CHANG
CERTIFIED PUBLIC ACCOUNTANTS

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












Dulin, Ward & DeWald, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS

Offices Located in Fort Wayne and Marion, Indiana

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Brooklyn Limited (An Indiana Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the US. Department of Agriculture, Farmers Home Administration "AUCE Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1999 on our consideration of Brooklyn Limited's internal control structure and a report dated January 28, 1999 on its compliance with laws and regulations.

Fort Wayne, Indiana
January 28, 1999
John G. Burk and Associates
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION

56 COURT STREET
P.O. BOX 705
KEENE, NEW HAMPSHIRE 03431.
(603) 357-4882

January 20, 1999

To the Partners of Beaver Brook Housing
Associates Limited Partnership

Independent Auditors' Report on Compliance

We have audited the financial statements of Beaver Brook Housing Associates (a Limited Partnership), (Case No. 34-06-020424443) as of and for the year ended December 31, 1998, and have issued our report thereon dated January 20, 1999.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts, and the loan agreement applicable to Beaver Brook Housing Associates (a Limited Partnership), is the responsibility of Beaver Brook Housing Associates' management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of Beaver Brook Housing Associates' (a Limited Partnership) compliance with certain provisions of laws, regulations, contracts, and the loan agreement. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

We also considered those compliance matters regarding types of services allowed or unallowed, eligibility, matching, level of effort and earmarking, reporting and special tests and provisions comprehended in Attachment 2 of U.S. Department of Agriculture, Farmers Home Administration Audit Program issued December 1989.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

However, the results of our tests disclosed certain immaterial instances of non-compliance that are described in accompanying Schedule of Findings and Questioned Costs.

This report is intended solely for the information and use of management and Rural Development and is not intended to be and should not be used by anyone other than these specified parties.
Certified Public Accountants




INDEPENDENT AUDITORS'REPORT ON COMPLIANCE

To the Partners
Corinth Housing Redevelopment Company

We have audited the financial statements of Corinth Housing Redevelopment Company as of and for the year ended December 31, 1998, and have issued our report thereon dated February 4, 1999. We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts, and grants applicable to Corinth Housing Redevelopment Company is the responsibility of the Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of the Partnership's compliance with certain provisions of laws, regulations, contracts, and grants in accordance with suggestions contained in the U.S. Department of Agriculture Rural Development Audit Program dated December 1989, and the Compliance Supplement for Rural Rental Housing Loans and Rural Rental Assistance Payments. However, the objective of our audit was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

This report is intended for the information of Management and the Rural Development Agency and should not be used for any other purpose. This restriction is not intended to limit distribution of this report, which is a matter of public record.

February 4, 1999
Albany, New York

Flegal & Tibbitts
Certified Public Accountants
Mary K. Flegal, CPA
Jana L. Tibbitts, CPA

INDEPENDENT AUDITORS' REPORT


To the Partners
Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments

We have audited the accompanying balance sheet of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments (a partnership) Project #26 382856293 as of December 31, 1998 and 1997 and related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments Project #26-078-382856293 as of December 31, 1998 and 1997, and its operations, cash flows and its changes in partners' equity for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1999, on our consideration of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments Project #26-078-382856293 internal control structure and a report dated February 22, 1999, on its compliance with laws and regulations.

FLEGAL & TIBBITTS

February 22, 1999

The Waters Edge, Second Floor
5930 Lovers Lane
227 Hubbard Street
Portage, Michigan 49002
Allegan, Michigan 49010
Phone (616) 383-1900

SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS
1230 AIRPORT ROAD
P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone: (850) 785-0261
Fax: (850) 785-2078
INDEPENDENT AUDITORS' REPORT

To the Partners
Fountain Green Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., FmHA Project No: 09-46-592948719, as of December 31, 1998 and 1997, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida
February 11, 1999
BOWMAN & COMPANY, LLP

Certified Public Accountants

HERBERT H. BOWMAN
TELEPHONE:
TAYLOR M. WELZ


INDEPENDENT AUDITORS' REPORT

To the Partners
Glennwood Hotel Investors
(A California Limited Partnership)
Sacramento, California

We have audited the accompanying balance sheets of Glennwood Hotel Investors (A California Limited Partnership) as of December 3l, 1998 and 1997, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity generally accepted accounting principles.

Stockton, California
January 18, 1999
Bernard Robinson
& Company, L.L.P
Certified Public Accountants since 1947
MAILING ADDRESS
109 MUIRS CHAPEL ROAD
GREENSBORO, NC 27419-9608

Independent Auditor's Report

To the Partners
Grifton Housing Associates
Charlotte, North Carolina

We have audited the accompanying balance sheet of Grifton Housing Associates (a North Carolina limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Grifton Housing Associates as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grifton Housing Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwich Housing Redevelopment Company

We have audited the accompanying balance sheets of Greenwich Housing Redevelopment Company as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwich Housing Redevelopment Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1999, on our consideration of Greenwich Housing Redevelopment Company's internal control structure and it's compliance with laws and regulations.

February 4, 1999
Albany, New York

LOUIS YOUNG C.P.A. INC.

LOUIS YOUNG. CPA
JASON LIAO. 291-1668 FAX (559) 291-1692
INDEPENDENT AUDITOR'S REPORT

The Partners
Hacienda Villa Associates
Firebaugh, California

We have audited the accompanying balance sheet of Hacienda Villa Associates (A Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. Thes6 financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hacienda Villa Associates (a Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


Louis Young CPA Inc.
Fresno, California

February 23,1999

Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.

INDEPENDENT AUDITORS' REPORT

February 12, 1999

To the Partners
Haines City Apartments,.Ltd.

We have audited the accompanying basic financial statements of Haines City Apartments, Ltd., as of and for the years ended December 31, 1998 and 1997,
as listed in the table of contents.     These basic financial statements
are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about, whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Haines City Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 1999 on our consideration of Haines City Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 9 to 15 is presented for the purpose6 of additional analysis and is not a required part of the basic financial statements. The information on pages 9 to 14 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to auditing procedures applied in the audits of the basic financial statements, and we express no opinion on it.

McGEE & ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Independent Auditors' Report

To the Partners
Kristin Park Apartments, Ltd.
and Rural Development

We have audited the accompanying balance sheets of Kristin Park Apartments, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kristin Park Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1999, on our consideration of Kristin Park Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 19, 1999
Farmington, New Mexico
BERNARD E. REA, CPA
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE 13ASED ON
AN AUDIT OF FINANCIAL STATEMENTS PERFORMED IN
ACCORDANCE WITH GOVERNMENT AVD1TXNG STANDARDS

To the Partners
Maywood Associates, Ltd.
(A California Limited Partnership)
Cheyenne, WY

I have audited the financial statements of Maywood Associates, Ltd. (A California Limited Partnership) as of and for the year ended December 31, 1998, and have issued my report thereon dated March 26, 1999.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts, and grants applicable to Maywood Associates, Ltd. (A California Limited Partnership) is the responsibility of Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, I performed tests of Maywood Associates, Ltd. I s compliance with certain provisions of laws, regulations, and contracts. However, the objective of my audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, I do not express such an opinion.

I also considered those compliance matters set forth in Attachment 2 of U.
S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989.

The results of my tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

This report is intended for the information of the Partnership's management, others within the organization, and USDA Rural Development. However, this report is a matter of public record and its distribution is not limited.

Stockton, California
March 26, 1999

P.O. BOX 4632  STOCKTON, CA 95204 . TELEPHONE (209) 933- FAX (209) 933-9113

FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Meadow Run Limited Partnership

We have audited the accompanying balance sheets of Meadow Run Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners
Pedcor Investments 1989 VIII, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1989 VIII, L.P. as of December 31, 1998 and 1997, and the related statements of loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pedcor Investments 1989 VIII, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying information is presented for additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


January 22, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Quail Hollow of Warsaw Limited Partnership
(A North Carolina Limited Partnership)

We have audited the accompanying balance sheet of Quail Hollow of Warsaw Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners, equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated February 4, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quail Hollow of Warsaw Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999, on our consideration of the Partnership's internal controls and a report dated January 29, 1999, on its compliance with laws and regulations.


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


January 29, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

698 Pro Med Lane
Carmel, Indiana 46032
317-8485700
Fax: 317-815-6140
Schonwit & Associates
Certified Public Accountants

575 Anton Boulevard, Suite 500, Costa Mesa, California 92626
(714) 437-1025 FAX (714) 957-6781

INDEPENDENT AUDITOR'S REPORT

To the Partners
Raitt Street Apartments, A California Limited Partnership

I have audited the accompanying balance sheet of Raitt Street Apartments, A California Limited Partnership, as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I have previously audited and reported on the financial statements for the preceding year and issued an unqualified report dated January 27, 1998.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides 3 reasonable basis for my opinion.

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

SCHONWIT & ASSOCIATES

February 5, 1999

BAKER NEWMAN & NOYES
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

INEPENDENT AUDITORS' REPORT

To the Partners
South Paris Heights Associates
(A Limited Partnership)

We have audited the accompanying balance sheets of South Paris Heights Associates (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Paris Heights Associates (A Limited Partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 29, 1999 on our consideration of the internal control over financial reporting of South Paris Heights Associates (A Limited Partnership) and our tests of its compliance with certain provisions of laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented solely for the use of the U.S. Department of Agriculture Rural Development and is not a required part of the basic financial statements. Part I of the Multiple Family Housing Borrower Balance Sheet, Form RD 19308 and Column 2 (Actual), Parts I, II and III of the Multiple Family Housing Project Budget, Form RD 1930-7, have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We have not audited Parts IV, V and VI, and Columns 1 and 3 (Current Budget and Proposed Budget) of Parts I, II and III of Form RD 1930-7, and, accordingly, express no opinion thereon.

January 29, 1999
Limited Liability Company

CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD
SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

To the Partners
Springfield Housing Associates, L.P.
Springfield, Illinois

We have audited the accompanying balance sheet of Springfield Housing Associates, L.P., (a limited partnership), as of December 31, 1998 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Springfield Housing Associates, L.P. (a limited partnership) as of December 31, 1997, were audited by another auditor whose report dated February 13, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Housing Associates, L.P., ( a limited partnership) as of December 3 1, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Mueller, Walla & Albertson, P.C.
January 22, 1999
Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tappahannock Greens Limited Partnership

I have audited the Supplemental balance sheets of Tappahannock Greens Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tappahannock Greens Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners, equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued. a report dated February 19, 1999 on my consideration of Tappahannock Greens Limited Partnership's internal control and a report dated February 19, 1999 on its compliance with laws and regulations applicable to the financial statements.

THOMAS C. CUNNINGHAM, CPA P.C.
February 19, 1999

SMITH, MILES & COMPANY, L.C.
PANAMA CITY, FLORIDA 32402
Phone: (850) 785-0261
Fax: (850) 785-2078

INDEPENDENT AUDITORS' REPORT

To the Partners
Village Oaks Apartments II, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., FmHA Project No: 09-061-0592884971, as of December 31, 1998 and 1997, and the related statements of operations, partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Oaks Apartments II, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida
February 11, 1999

McGLADREY& PULLEN, LLP
Certified Public Accountants and Consultants
INDEPENDENT AUDITOR'S REPORT
ON COMPLIANCE AND ON INTERNAL CONTROL OVER
FINANCIAL REPORTING BASED ON AN AUDIT OF FINANCIAL STATEMENTS
PERFORMED IN ACCORDANCE WITH GOVERNMENTAL AUDITING STANDARDS

To the Partners
Westwood Square Limited Partnership
Winston Salem, North Carolina

We have audited the financial statements of Westwood Square Limited Partnership (the "Partnership") as of and for the year ended December 31, 1998 and have issued our report thereon dated January 21, 1999. We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.

Compliance

As part of obtaining reasonable assurance about whether the Partnership's financial statements are free of material misstatement, we performed tests of its compliance with certain provisions of laws, regulations, contracts, and grants, noncompliance with which could have a direct and material effect on the determination of financial statement amounts. However, providing an opinion on compliance with those provisions was not an objective of our audit, and, accordingly, we do not express such an opinion. The results of our tests disclosed no instances, of noncompliance that are required to be reported under Government Auditing Standards.

Internal Control Over Financial Reporting

In planning and performing our audit, we considered the Partnership's internal control over financial reporting in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control over financial reporting. 'Our consideration of the internal control over financial reporting would not necessarily disclose all matters in the internal control over financial reporting that might be material weaknesses. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control over financial reporting and its operations that we consider to be material weaknesses.

This report is intended for the information and use of management, Federal awarding agencies and pass-though entities and is not to be used by anyone other than these specified parties.

Greenboro, North Carolina
January 21, 1999
FECTEAU & COMPANY, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners
Wilmington Housing Redevelopment Company

We have audited the accompanying balance sheet of Wilmington Housing Redevelopment Company as of December 31, 1998 and the related statements of operations, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilmington Housing Redevelopment Company as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1999, on our consideration of Wilmington Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

The financial statements of Wilmington Housing Redevelopment Company as of December 31, 1997 were audited by other accountants whose report dated January 21, 1998 expressed an unqualified opinion on those statements.



February 4, 1999
Albany, New York

Executive Woods, 4 Atrium Drive, Albany, NY 12205 0 (518) 438~4000 FAX
(518) 438-7444



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

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Stockton, Califomia
January 14, 1998
McGEE & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

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

Rochester, New York
January 21, 1998
LOUIS YOUNG C.P.A. INC.
2630 E. ASHLAN - FRESNO, CALIFORNIA 93726
(209) 224-5141

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

Fresno, California
February 14, 1997
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

Greensboro, North Carolina
January 20, 1998



FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue    Post Office Box 14251
Savannah, Georgia 31406  Savannah, Georgia 31416
Phone: (912) 355-9969    Fax- (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Autumn Lane Limited Partnership

We have audited the accompanying balance sheets of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA



February 28, 1999

Timothy Force, P.C.
Certified Public Accountant

1110 Fidler Lane, Suite 900
Silver Spring, Maryland 20910

Phone: 301/585-0348
Fax: 301/585-6349


INDEPENDENT AUDITOR'S REPORT

To the Partners
Chuckatuck Limited Partnership

I have audited the accompanying balance sheet of Chuckatuck Limited Partnership, RHS Project No.: 54-074-541440875, as of December 31, 1998 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Chuckatuck Limited Partnership as of December 31, 1997 were audited by other auditor's whose report on these financial statements, dated January 23, 1998, included an explanatory paragraph describing conditions that substantial doubt about the partnership's ability to continue as a going concern (discussed in Note B to the financial statements).

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chucatuck Limited Partnership, RHS Project No.: 54-074-541440875, as of December 31, 1998, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting standards.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note B, the partnership is delinquent in funding reserves and paying their debts, which raise substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note B. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued reports dated March 1, 1999 on my consideration of Chuckatuck Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements.


Timothy Force
Certified Public Accountant

Silver Spring, Maryland
March 1, 1999
FLOYD & COMPANY, CPA
Certified Public Accountants
411 Stephenson Avenue    Post Office Box 14251
Savannah, Georgia 31406  Savannah, Georgia 31416
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Ellaville Properties Limited Partnership

We have audited the accompanying balance sheets of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ellaville Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999

Byrd, Smalley,
Evans, Adams & Johnson, PC.
Stan A. Ivans, CrA
Telephone (256) 353-1611
Facsimile (256) 353-1578

Certified Public Accountants
237 )ohnston Street S.E.
Post Office Box 2179
Decatur, AL 35602-2179

Ray Johnsom CPA
John P. Adams, CPA
Lisa A. Nuss, CPA
Angie A. Harris, CPA
Taura S. Berry, CPA
Serry A. Burrmos, CPA

REPORT ON COMPLIANCE AND ON INTERNAL CONTROL OVER FINANCIAL
REPORTING BASED ON AN AUDIT OF FINANCIAL STATEMENTS PERFORMED IN
ACCORDANCE WITH GOVERNMENT AUDITING STANDARDS

We have audited the financial statements of Housing Investors Athens 11, Ltd., as of and for the years ended December 31, 1998 and 1997 and have issued our report thereon, February 15,199c, We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.

Compliance
As part of obtaining reasonable assurance about whether Housing Investors Athens 11, Ltd.' financial statements are free of material misstatement, we performed tests of its compliance wit certain provisions of laws, regulations, contracts and grants, noncompliance with which could have a direct and material effect on the determination of financial statement amounts. However providing an opinion on compliance with those provisions was not an objective of our audit and accordingly, we do not express such an opinion. The results of our tests disclosed no instances i noncompliance that are required to be reported under Government Auditing Standards.

Internal Control Over Financial Reporting
In planning and performing our audit, we considered Housing Investors Athens 11, Ltd.'s internal control over financial reporting in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the intern control over financial reporting. Our consideration of the internal control over financial reporting would not necessarily disclose all matters in the internal control over financial reporting that might be material weaknesses. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course performing their assigned functions. We noted no matters involving the internal control over financial reporting and its operation that we consider to be material weaknesses.

This report is intended for the information of the audit committee, management, the Farmers Home Administration and other state officials. However, this report is a matter of public record and distribution is not limited.

February 15, 1999
BERNARD E. REA, CPA
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California

I have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1998 and 1997, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Stockton, California
March 31, 1999

P.O. BOX 4632 - STOCKTON, CA 95204
TELEPHONE (209) 933-9113- FAX (209) 933-9115 - EMAIL BReaCPA@AOL.COM

FLOYD & COMPANY, CPA
Certified Public Accountants

411 Stephenson Avenue    Post Office Box 14251
Savannah, Georgia 31406  Savannah, Georgia 31416
Phone: (912) 355-9969    Fax: (912)355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Meadowbrook Properties II Limited Partnership

We have audited the accompanying balance sheets of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowbrook Properties II Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA

February 28, 1999Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Pedcor Investments - 1989 - X, L.P.
(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1989
- X, L.P. (an Indiana Limited Partnership) as of December 31, 1998, and the related statements of profit and loss and changes in partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1989 - X ' L.P. as of December 31, 1998, and the results of its operations and changes in partners, equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999, on our consideration of the Partnership's internal controls and a report dated January 22, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

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

Carmel, Indiana
Dauby O'Connor & Zaleski, LLC
January 22, 1999
Certified Public Accountants

I
FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue Post Office Box 14251
Savannah, Georgia 31406  Savannah, Georgia 31416
Phone: (912) 355-9969 Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Rosewood Village Limited Partnership

We have audited the accompanying balance sheets of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and, perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999
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

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998, on our consideration of the Partnership's internal controls and a report dated January 23, 1998, on its compliance with laws and regulations.

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

Flood & Company, CPA


February 28, 1997
McGLADREY & PULLEN,LLP
Certified Public Accountants and Consultants


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


February 28, 1997



Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Pedcor Investments 1989-X, L.P.

We have audited the accompanying balance sheets of Pedcor Investments 1989-
X,
L.P. as of December 31, 1996 and 1995, and the related statements of loss, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HLTD Programs, issued by the U.S. Department of Housing and Urban Development we have also issued a report dated May 9, 1997 on our consideration of South Farm Limited Partnership's internal control structure and a report dated May 9, 1997 on its compliance with laws and regulations.
McGLADREY&PULLEN, LLP    RSM
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Academy Hill Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Academy Hill Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Academy Hill Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1999 on our consideration of Academy Hill Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Greensboro, North Carolina
January 21, 1999

I

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
MEMBER
AMERICAN INSTITUTE OF    MEMBER
CERTIFIED PUBLIC ACCOUNTANTS  TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS
Independent Auditor's Report

To the Partners of
Aspen Square, L.P.
Tazewell, Virginia

I have audited the accompanying balance sheets of Aspen Square, L. P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Square, L.P., as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 1-17 is presented f or purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 26, 1999

McGEE & ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners Buckeye Senior, Ltd. and Rural Development

We have audited the accompanying balance sheets of Buckeye Senior, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Senior, Ltd. as of December 31, 1998 and 1997, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 9, 1999, on our consideration of Buckeye Senior, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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



January 9, 1999
Farmington, New Mexico

1

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
MEMBER
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Copper Creek, L.P.

I have audited the accompanying balance sheets of Copper Creek, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Creek, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 26, 1999

1-3

Clifton
Gunderson L.L.C.
Certified Public Accountants & Consultants

Independent Auditor's Report

To the Partners
Coronado Housing Limited Partnership

We have audited the accompanying balance sheets of Coronado Housing Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Housing Limited Partnership as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.


Tucson, Arizona
February 26, 1999


KAY L. BOWEN& ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANT, P.C.
Phone (801) 627-0825 - FAX (801) 627-0829
3710 QUINCY AVENUE
KAY L BOWEN, CPA    OGDEN, UTAH 84403   MEMBER OF
THE AMERICAN INSTITUTE OF
SHARI B. JOHNSON, CPA
JAMES L HAWKINS
SCOTT L. BOWEN
MICHAEL S. JACHIM
INDEPENDENT AUDITOR'S REPORT

To the Partners
Franklin School Associates
Franklin School Apartments
Great Falls, Montana

We have audited the accompanying balance sheet of Franklin School Associates, as of December 31, 1998 and 1997, and the related statements of income and cash flows and change in partners, equity for the years then ended. These financial statements axe the responsibility of Franklin School Associates' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and General Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial - statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin school Apartments, as of December 31, 1998 and 1997, and the results of its operations, change in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting included in the report (shown on pages 12 to 13) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Franklin school Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 6, 1999, on our consideration of Franklin School internal controls and a report dated March 6, 1999, on its compliance with laws and regulations.

Ogden, Utah March 6, 1999

L. Bowen, CPA, President
Federal I.D. #87-0448933
James L. Caughren

Certified Public Accountant   RO. Box 36014
Albuquerque, NM 87176

Report of Independent Certified Public Accountants

To the Partners
Hilltop Apartments Limited Partnership

We have audited the balance sheet of Hilltop Apartments Limited Partnership (a New Mexico limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. All information included in these financial statements is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 3, 1999 on our consideration of Hilltop Apartments Limited Partnership internal control and on its compliance with laws and regulations.
McCartney & Company, P.C.
Certified Public Accountants

2121 University Park Drive, Suite 150
Okernos, Michigan 48864
Telephone (5 17) 347-5000
Fax (5 17) 347-5007
March 3, 1999

Partners
Ivan Woods Limited Partnership
Okemos, Michigan

Independent Auditor's Report

We have audited the accompanying balance sheets of Ivan Woods Limited Partnership as of December 31, 1998 and 1997, and the related statements of revenue, expenses and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivan Woods Limited Partnership as of December 31, 1998 and 1997, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of renting, administrative, operating, maintenance, taxes and insurance expenses on page 9 are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. MUELLER, WALLA & ALBERTSON, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD
SUITE 202
KIRKWOOD, MISSOURI 63122

(314) 822-657S

INDEPENDENT AUDITORS'REPORT

The Partners
Licking Associates 11, L.P.
Licking, Missouri

We have audited the accompanying balance sheets of Licking Associates 11, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates II, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 15, 1999

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

BL00M, GETTIS, HABIB, SILVER & TERRONE, P.A.

CERTIFIED PUBLIC ACCOUNTANTS
SUITE 1450
2601 SOUTH SAYSHORE DRIVE

MIAMI, FLORIDA 3l33-9893
TELEPHONE (305) 8S8-62f I

FACSIMILE (305) 858-9696

BURT R. BLOOM, C.P.A., C.V.A.
LAWRENCE W. GETTIS, C.P.A.
STEVEN M. HABIB, C.P.A.
MICHAEL A. SILVER, C.P.A.
ROGER J. TERRONE, C.P.A.

CURT A. ROSNER, C.P.A.

To the Partners London Arms/Lyn Mar Limited Partnership
Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of London Arms/Lyn Mar, Ltd. (a Florida Limited Partnership), as of December 31, 1998 and 1997, and the related Statements of Operations, Partners' Equity (Deficiency) and Cash Flows for the years then ended. These financial statements are the responsibility of the management of London Arms/Lyn Mar Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of London Arms/Lyn Mar Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



January 18, 1999

BERNARD E. REA, CPA
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California

I have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1998 and 1997, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Stockton, California
March 31, 1999

- 1 -

P.O. BOX 4632 - STOCKTON, CA 95204 - TELEPHONE (209) 933-9113 - FAX (209)
933-9115 - EMAIL BReaCPAna_AOL.COM
FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969
Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Manning Properties Limited Partnership

We have audited the accompanying balance sheets of Manning Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and, perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manning Properties Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999


EideBailly,LLP
Consultants - Certified Public Accountants
INDEPENDENT AUDITOR'S REPORT

The Partners
RPI Limited Partnership #18
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #18, RHS Project Number: 1818-411649005, as of December 31, 1998 and 1997,
and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #18 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1999 on our consideration of RPI Limited
Partnership #18's internal control and a report dated February 2, 1999 on its compliance with laws and regulations.

Fargo, North Dakota
February 2, 1999

406 Main Avenue - Suite 3000 * PO Box 2545 * Fargo, North Dakota 58108-2545
- 701.239.8500 - Fax 701.239.8600
Offices in Arizona, Iowa, Minnesota, Montana, North Dakota and South Dakota
- Equal Opportunity Employer
     GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880

Independent Auditor's Report

To the Partners of
Sierra Springs, L.P.

I have audited the accompanying balance sheets of Sierra Springs, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. MY responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Springs, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-17 and 1-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 26, 1999

1-3

Thompson, Derrig, Slovacek & Craiq, P.C.


INDEPENDENT AUDITORS' REPORT

March 5, 1999

To the Partners
South Fork Heights Limited Partnership

We have audited the accompanying balance sheets of South Fork Heights Limited Partnership (a Colorado limited partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended conformity with generally accepted accounting principles. .

4
In accordance with Government Auditing Standards we have also issued our report dated March 5, 1999 on our consideration of South Fork Heights Limited -Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements, taken as a whole. The supplemental information on pages 16 through 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (USDA Form RD 1930-8) and Para I through III of the Project Budget (USDA Form RD 1930-7) for year ended December 31, 1998, is presented for purposes of complying with the requirements of the United States Department of Agriculture and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



THOMPSON, DERRIG, SLOVACEK  & CRAIG, P.C.
Certified Public Accountants

5
SMITH, MILES & COMPANY, L.C.
CERTIFIED PUBLIC ACCOUNTANTS
PANAMA CITY, FLORIDA 32402
Phone: (850) 785-0261
Fax: (850) 785-2078
INDEPENDENT AUDITORS' REPORT

To the Partners
Wildridge Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Wildridge Apartments, Ltd., FmHA Project No: 11-51-592863964, as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildridge Apartments, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Panama City, Florida
February 4, 1999
INDEPENDENT AUDITOR'S REPORT

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #18 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1998 on our consideration of RPI Limited
Partnership #18's internal control and a report dated February 3, 1998 on its compliance with laws and regulations.


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


Floyd & Company, CPA


February 28, 1997

Fraley, Miller & Company
Certified Public Accountants

374 Main Street     Partners:
West Liberty, Kentucky 41472
Telephone (606) 743-7420
Fax (606) 743-7444

INDEPENDENT AUDITORS' REPORT

To the Partners of
Briarwick Apartments, Ltd.

We have audited the accompanying balance sheets of Briarwick Apartments, Ltd. (a Kentucky limited partnership) as of December 3 1, 1998, 1997, and 1996, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwick Apartments, Ltd. as of December 31, 1998, 1997, and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1999, on our consideration of Briarwick
Apartments, Ltd.'s internal control over financial reporting and tests of its compliance with certain provisions of laws and regulations.

Branch Office Located at 374 Main Street, West Liberty, Kentucky 41472 Telephone (606) 743-7420 Fax (606) 743-7444
FLOYD & COMPANY, CPA
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31416
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Bowman Village Limited Partnership

We have audited the accompanying balance sheets of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowman Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Bucksport Park Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Bucksport Park Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bucksport Park Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

Bucksport Park Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants
698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

2

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
MEMBER
AMERICAN INSTITUTE OF TEXAS SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS  CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of Cananche Creek, L.P.

I have audited the accompanying balance sheets of Cananche Creek, L.P., as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cananche Creek, L.P., as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 26, 1999

1-3



Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Clymer House Associates
(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheet of Clymer House Associates (a Pennsylvania Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners, equity (deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 22, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clymer House Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

Clymer House Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants
698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

2

Dauby O'Connor & Zaleski
     A Limited Liability Company
          Certified Public Accountants

Independent Auditors' Report

To the Partners of
Cornish Park Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheet of Cornish Park Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 15, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornish Park Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

Cornish Park Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public    Accountants

I

2

HOLDEN, MOSS, KNOTT, CLARK & TAYLOR, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITOR'S REPORT

To the Partners
Hunters Park Limited Partnership

We have audited the accompanying balance sheets of Hunters Park Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Hunters Park Limited Partnership management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Park Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 1999 on our consideration of Hunters Park Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in-our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
Henderson, North Carolina
January 26, 1999

803 S. GARNETT STREET 0 P.O. BOX 177 o HENDERSON, NORTH CAROLINA 27536 o
(252)492-3041
118 MAIN STREET 0 P.O. BOX 8 1 7 o OXFORD, NORTH CAROLINA 27565 9
(919)693-5960
426 KINGS HIGHWAY WEST 0 P.O. BOX 1147 * EDEN, NORTH CAROLINA 27288 *
(336)627-5111
527 W. RIDGEWAY STREET 0 P.O. BOX 671 0 WARRENTON, NORTH CAROLINA 27589 0
(252)257-2622
6512 SIX FORKS ROAD 0 P.O~ BOX 99197 0 RALEIGH, NORTH CAROLINA 27624-9187 o
(919)846-9399McCartney & Company, P.C.
Certified Public Accountants
Jarries 171. mccariney. CP.-\
2121 University Park Drive, Suite 150
Okernos, Michigan 48864
Telephone (5 17) 347-5WO
Fax (3 17) 347-5007

March 3, 1999

Partners
Ivan Woods Limited Partnership
Okemos, Michigan

Independent Auditor's Report

We have audited the accompanying balance sheets of Ivan Woods Limited Partnership as of December 31, 1998 and 1997, and the related statements of revenue, expenses and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivan Woods Limited Partnership as of December 31, 1998 and 1997, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of renting, administrative, operating, maintenance, taxes and insurance expenses on page 9 are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


SMITH, MILES & COMPANY, L.C.  1230 AIRPORT ROAD
CERTIFIED PUBLIC ACCOUNTANTS  P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone: (850) 785-0261
Fax: (850) 785-2078
INDEPENDENT AUDITORS' REPORT

To the Partners
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., FmHA Project No: 01-0030592933800, as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership, s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Panama City, Florida. February 5, 1999

FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969
Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Laurel Village Limited Partnership

We have audited the accompanying balance sheets of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999

McGEE & AsSOCIATES, P.C.
CERTiFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners Los Caballos 11, Ltd.
and Rural Development

We have audited the accompanying balance sheets of Los Caballos 11, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Caballos 11, Ltd. as of December 31, 1998 and 1997, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1999, on our consideration of Los Caballos 11, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole, The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Los Caballos 11, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



January 16, 1999
Farmington, New Mexico

1



Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Nanty Glo House Associates
(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheet of Nanty Glo House Associates (a Pennsylvania Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 18, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanty Glo House Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.


Nanty Glo House Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

I

2

BERNARD E. REA, CPA
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Nye County Associates
(A California Limited Partnership)
Cheyenne, WY

I have audited the accompanying balance sheets of Nye County Associates (A California Limited Partnership), USDA Rural Development Case No.
33-019-680192750, as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nye County Associates (A California Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 26, 1999 on my consideration of Nye County Associates' internal control structure and a report dated March 26, 1999 on its compliance with laws and regulations.

Stockton, California
March 26, 1999

- 1 -

P.O.BOX4632 - STOCKTON, CA 95204 - TELEPHONE (209)933-9113 1
FAX(209)933-9115 - EN1A1LBReacPA@AOL.CON1

EideBailly.,

Consultants 0 Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

The Partners
RPI Limited Partnership #22
St. Paul, Minnesota

We have audited the accompanying balance sheets of RPI Limited Partnership #22, MHFA Project Number 90002, as of December 3 1, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPI Limited Partnership #22, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Fargo, North Dakota
February 2, 1999

406 Main Avenue - Suite 3000 - PO Box 2545 - Fargo, North Dakota 58108-2545
- 701.239.8500 - Fax 701.239.8600
Offices in Arizona, Iowa, Minnesota, Montana, North Dakota and South Dakota
- Equal Opportunity Employer
MUELLER, WALLA & ALBERTSON, PC.
CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD
SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 822-657-5

INDEPENDENT AUDITORS' REPORT

The Partners
Scott City Associates III, L.P.
Scott City, Missouri

We have audited the accompanying balance sheets of Scott City Associates 111, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott City Associates III, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 19, 1999

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


GWEN WARD
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TX 76107

INDEPENDENT AUTITOR'S REPORT

To the Partners of
Shawnee Ridge, L.P.

I have audited the accompanying balance sheets of Shawnee Ridge, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

Fort Worth, Texas
March 26, 1999
MUELLER, WALLA & ALBERTSON, PC.
CERTIFIED PUBLIC ACCOUNTANTS
10714 MANCHESTER ROAD
SUITE 202
KIRKWOOD, MISSOURI 63122
(314) 822-6575

INDEPENDENT AUDITORS' REPORT

To the Partners
Springfield Housing Associates, L.P.
Springfield, Illinois

We have audited the accompanying balance sheet of Springfield Housing Associates, L.P., (a limited partnership), as of December 31, 1998 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Springfield Housing Associates, L.P. (a limited partnership) as of December 31, 1997, were audited by another auditor whose report dated February 13, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Housing Associates, L.P., (a limited partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Mueller, Walla & Albertson, P.C.
January 22, 1999

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS'
FLOYD & COMPANY, CPA
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Turner Lane Limited Partnership

We have audited the accompanying balance sheets of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and, perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turner Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999

HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C

Certified Public Accountant
West Des Moines, Iowa

INDEPENDENT AUDITORS' REPORT

To the Partners
Union Baptist Plaza, Limited Partnership
West Des Moines, Iowa

We have audited the accompanying balance sheets of UNION BAPTIST PLAZA, LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Baptist Plaza, Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

January 19, 1999



SMITH, MILES & COMPANY, L.C.  1230 AIRPORT ROAD
CERTIFIED PUBLIC ACCOUNTANTS  P.O. BOX 1177
PANAMA CITY, FLORIDA 32402
Phone: (850) 785-0261
Fax: (850) 785-2078
INDEPENDENT AUDITORS' REPORT

To the Partners
Villas of Lakeridge, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., FmHA Project No: 01-0030592930819, as of December 31, 1998 and 1997,
and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villas of Lakeridge, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Panama City, Florida.
February 4, 1999
YORK, DILLINGHAM & COMPANY, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

LARRY W. YORK
P.0. BOX 551
BRANCH OFFICES:


JOHN M. DILLINGHAM
1708 ALPINE DRIVE
TELEPHONE (931) 388-0517
FAX (931) 381-3440


INDEPENDENT AUDITORS' REPORT

To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project No.: 48-091-621385326, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project No. : 48-091-621385326, as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1999 on our consideration of Waynesboro Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Columbia, Tennessee
February 19, 1999
-2-
Fraley, Miller & Company
Certified Public Accountants

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

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United State's, and the provisions of the United States Department of Agriculture, Rural Economic and Community Development audit program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



Floyd & Company, CPA
February 28, 1998
Fraley, Miller & Company
Certified Public Accountants

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

February 12, 1998
Main Office Located at 101 Fraley - Miller Plaza, Suite 101, Grayson,
Kentucky 41143      Telephone (606) 474-6608 - Fax (606) 474-70
DANIEL G. DRANE     Telephone (502) 756-5704
CERTIFIED PUBLIC ACCOUNTANT   FAX (502 )756-5927
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143

INDEPENDENT AUDITOR'S REPORT

To the Partners
Burkesville Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Burkesville Properties, Limited (a Kentucky limited partnership), RHS Project No.:
20-029-025899601, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital/deficit, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, all material respects, the financial position of Burkesville Properties, Limited, as December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital/deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant

March 10, 1998
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive,
Fort Worth, Texas 76107
(817) 336-5880

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



Fort Worth, Texas
March 27, 1998



I-3



DANIEL G. DRANE     Telephone (502)756-5704
CERTIFIED PUBLIC ACCOUNTANT    FAX (502)756-5927
209 East Third Street - P. 0. Box 577   e-mail dgdcpa@bbtel.com
Hardinsburg, Kentucky 40143

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



Daniel G. Drane
Certified Public Accountant

March 10, 1998

DANIEL G. DRANE     Telephone (502)756-5704
CERTIFIED PUBLIC ACCOUNTANT    FAX (502)756-5927
209 East Third Street - P. 0. Box 577   e-mail dgdcpa@bbtel.com
Hardinsburg, Kentucky 40143

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

March 10, 1998







HOLDEN, MOSS, KNOTT, CLARK & TAYLOR, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Hunters Park Limited Partnership

We have audited the accompanying balance sheet of Hunters Park Limited Partnership as of December 31, 1997, and the related statement of operations, partners' equity, and cash flows for the year then ended.
These financial statements are the responsiblity of Hunters Park Limited Partnership management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hunters Park Limited Partnership as of December 31, 1996 were audited by other auditors whose report dated January 17, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. Co1umbia, Tennessee
February 16, 1998
FLOYD & COMPANY
Certified Public Accountant

306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone:(912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Laurel Village Limited Partnership

We have audited the accompanying balance sheets of Laurel Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




Fargo, North Dakota
February 3, 1997
McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

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


Floyd & Company, CPA


February 28, 1997
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Bethel Park Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Bethel Park Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 12, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.



Bethel Park Associates
Page Two
The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants
698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140
Bernard Robinson
& Company, LIP
Certified Public Accountants since 1947
MAILING ADDRESS
OFFICES
PO, 13OX 19608
109 MUIRS CHAPEL ROAD
GREENSBORO, NC 27419-9608
FAX 336-547-0840
Independent Auditor's Report
TELEPHONE 336-294-4494

To the Partners
Brantwood Lane Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheet of Brantwood Lane Limited Partnership (a Georgia limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Brantwood Lane Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantwood Lane Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
January 21, 1999    Page I

Crisp Hughes Evans LLP
Certified Public Accountants & Consultants
Affiliated worldwide through AGN International

Independent Auditors' Report

To The Partners
Breckenridge Apartments, Limited Partnership

We have audited the accompanying balance sheets of Breckenridge Apartments, Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge
Apartments, Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999 on our consideration of Breckenridge Apartments, Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.

January 25, 1999
I Creekview Court
PO Box 25849
Greenville, SC 29616

Fax 864 458 8519
8642885544

N. CHENG & CO., P.C.


Independent Auditors' Report

To the Partners
Bridge Coalition Limited Partnership.
New York, New York

We have audited the accompanying balance sheet of Bridge Coalition Limited Partnership as of December 31, 1998 and the related statements of operations, changes in partner's equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit,

We conducted our audit in accordance with generally accepted auditing standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridge Coalition Limited Partnership as of December 31, 1998 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


New York, New York
January 20, 1999

40 Exchange Place, Suite 1206 Two Grainaran Avenue
New York, New York 10005 Mount Vernon, New York 10550
Tel (212) 785-0100 - Fix (212) 785-9168 Tel (914) 668-8010 - Fax (914)
668-8048

ROBERT ERCOLINI & COMPANY LLP

Certified Public Accountants a Business Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners of
California Investors V
Boston, Massachusetts

We have audited the accompanying balance sheets of California Investors V (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Investors V as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 16 and 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


April 6, 1999

FIFTY-FIVE  SUMMER STREET - BOST0N, MA 02 110-1007 - TELEPHONE 617.482-5511
- FAX617,426-5252

Randall Patterson, CPA, P.C.

12913 Alton Square, #101
Phone:(703) 834-3804
Herndon, Virginia 20170
Fax:(703) 834-1908

INDEPENDENT AUDITORS REPORT

To the Partners
Carriage Run Limited Partnership

I have audited the accompanying balance sheets of Carriage Run Limited Partnership, as of December 31, 1998 and 1997 and the related statements of income, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carriage Run Limited Partnership, as of December 31, 1998 and 1997 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 4, 1999 on my consideration of Carriage Run Limited Partnership's internal control and on its compliance with laws and regulations.

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

Randall Patterson
March 4, 1999




THOMAS, JUDY & TUCKER, P.A.   Certified Public Accountants
Clifton W. Thomas   16 East Rowan Street
Chris P. Judy  Raleigh, NC
David W. Tucker
David A. Johnson

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarwood Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheet of Cedarwood Apartments Limited Partnership as of December 31, 1998 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cedarwood Apartments Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarwood Apartments Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 1999 on our consideration of Cedarwood Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on Schedules 1 and 2 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Cedarwood Apartments Limited Partnership. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 22, 1999
LAURIE A. LEE
CERTIFIED PUBLIC ACCOUNTANT
5446 BIRCHBROOK COURT
LAS VEGAS, NEVADA 89120
TELEPHONE: (702) 456-2162

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Chaparral Associates:

I have audited the balance sheets of Chaparral Associates, a Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Rome Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my reports dated February 14, 1999 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

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

February 14, 1999

1

MEMBER: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND NEVADA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

SALMIM, CELONA, WEHRLE & FLAHERTY, LLP
CERTIFITED PUBLIC ACCOUNTANTS

1170 CHILI AVENUE  ROCHESTER,  NY 14694-3033  716 / 279-0120  FAX 716 /
279-0166

To The Partners
College Green Rental Associates
Rochester, Now York

Independent Auditor's Report

We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (a Limited Partnership as of December 31, 1998 and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partners management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of College Greene Rental Associates, L.P. as of December 31, 1997, were audited by other auditors whose report dated February 9, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Salmin, Celona, Wehrle & Flaherty, LLP

January 25, 1999

Crisp Hughes Evans   LLP
Certified Public Accountants & Consultants
Affiliated worldwide through AGN International

Independent Auditors' Report

To The Partners
Devenwood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Devenwood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devenwood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999 on our consideration of Devenwood Apartments, A Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.

January 25, 1999
Creekview Court
8642885544
PO Box 25849
Greenville, SC 29616
FAX 864 458 85 19


FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue Post Office Box 14251
Savannah, Georgia 31406  Savannah, Georgia 31416
Phone: (912) 355-9969 Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Four Oaks Limited Partnership

We have audited the accompanying balance sheets of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA



February 28, 1999

McGEE & ASSOCIATES, P.C.
Certified Public Accountants

Independent Auditors' Report

To the Partners Franklin Vista III, Ltd. and Rural Development

We have audited the accompanying balance sheets of Franklin Vista III, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista III, Ltd. as of December 31, 1998 and 1997, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1999, on our consideration of Franklin Vista 111, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 13, 1999
Farmington, New Mexico

1

REGARDIE, BROOKS & LEMS  CHARTERED
JESSE A. KAISER, CPA
CONSULTANTS & CERTIFIED PUBLIC ACCOUNTANTS
JEROME R LEWIS, CPA
NATHAN J. ROSEN, CPA
PAUL J. GNATT, CPA
CELSO T MATAAC, JR., CPA
PHILIP R. BAKER, CFA
BRIAN J. GIGANTI, CPA
DOUGLAS A. DOWLING, CPA
7101 WISCONSIN AVENUE, SUITE 1012
BETHESDA, MARYLAND 20814
TEL (301) 654-9000
e-mail: rblcpa@rbIcpa.com
FAX (301) 656-3056

DAVID X BROOKS, CPA

CONSULTANT

BENJAMIN F REGARDIE
(1897-1973)
INDEPENDENT AUDITOR'S REPORT

February 22, 1999

To the Partners,
Friendship Village Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Friendship Village Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendship Village Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.
In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 1999 on our consideration of Friendship Village Limited Partnership's internal control and on its compliance with laws and regulations.

Certified Public Accountants
- I -
FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969
Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Hillmont Village Limited Partnership

We have audited the accompanying balance sheets of Hillmont Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners I equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillmont Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
HUGHES SPRINGS SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of HUGHES SPRINGS SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-034-721156758 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUGHES SPRINGS SENIORS APARTMENTS, LTD. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

3421 N. Causeway Blvd., Suite 701 - Metairie, LA 70002 2401 St. Charles Ave., Suite 2559 - New Orleans, LA 70170 Telephone (504) 837-0770 - Fax
(504) 837-7102      Telephone (504) 522-0504 - Fax (504) 837-7102
Member of international Group of Accounting Firms e Member Firms in Principal Cities
AlCPA SEC Practice Section * AIPA Private Companies Practice Section

In accordance with Government Auditing- Standards, we have also issued a report dated February 18, 1999 on our consideration of HUGHES SPRINGS SENIORS APARTMENTS, LTD.'s internal control and a report dated February 18, 1999 on its compliance with laws and regulations applicable to the financial statements.



Metairie, Louisiana
February 18, 1999



Schonwit &Associates
Certified Public Accountants

575 Anton Boulevard, Suite 500, Costa Mesa, California 92626
(714) 437-1025FAX (714) 957

INDEPENDENT AUDITOR'S REPORT

To the Partners La Gema Del Barrio, A California Limited Partnership

I have audited the accompanying balance sheet of La Gema Del Barrio, A California Limited Partnership, as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I have previously audited and reported on the financial statements for the preceding year and issued an unqualified report dated January 29, 1998.

1 conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material - misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of La Gema Del Barrio, A California Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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


SCHONWIT & ASSOCIATES

February 5, 1999

3

Certified Public Accountants
1111 Michigan Avenue
P.O. Box 2500
517-332-6200
PLANTE & MORAN, LLP
East Lansing, Michigan 48826-2500
FAX 517-332-8502

Independent Auditor's Report

To the Partners
Lakeview Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 874, as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1999, on our consideration of the Partnership's internal controls and on its compliance with laws and regulations.

February 15, 1999

Moores
Rowland

A worldwide association of independent accounting firms

BERNARD E. REA, CPA
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California

I have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1998 and 1997, on pages 13 and 14, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Stockton, California
March 31, 1999

P.O. BOX 4632 - STOCKTON, CA 95204
TELEPHONE (209) 933-9113
FAX (209) 933-9115
EMAIL BReaCPA@AOL.COM

Jack E. Powers
David A Raeck
Lawrence C. Kowalk
Robert E. Millerjr.
Gary W Brya
Steven B. Robbins
Lamonte T Lator
James E. Nyquist
Bruce J. Dunn
jeffrey C. Stevens
Walter P Manerjr.
Linda 1. Schirmer
Floyd L. Costerisan
Certified Public Accountants
Steven W Scott
Leon A. Ellis (1933-1988)

INDEPENDENT AUDITORS' REPORT
February 18, 1999
To the Partners
Montague Place Limited Partnership
Lansing, Michigan

We have audited the accompanying balance sheets of Montague Place Limited Partnership as of December 31, 1998 and 1997, and the related statements of net loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montague Place Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

1

6105 W St. Joseph Highway - Suite 202 - Lansing, Michigan 48917-4848 -
(517) 323-7500 - Fax (517) 323-6346

LAURIE A. LEE
CERTIFIED PUBLIC ACCOUNTANT

5446 BIRCHBROOK COURT
LAS VEGAS, NEVADA 89120
TELEPHONE: (702) 456-2162

INDEPENDENT AUDITOR'S REPORT

To the Partners of Navapai Associates:

I have audited the balance sheets of Navapai Associates, a Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my reports dated February 14, 1999 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

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

February 14, 1999

MEMBER: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND NEVADA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969
Fax: (912)355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Oakland Village Limited Partnership

We have audited the accompanying balance sheets of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakland Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA


February 28, 1999

THOMAS, JUDY & TUCKER, P.A.
Certified Public Accountant
Clifton W. Thomas   Chris P. Judy
David W. Tucker
David A. Johnson
16 East Rowan Street, Suite I
Raleigh, NC 276U9
(919)571-7055
FAX (919) 571-7089
INDEPENDENT AUDITORS'REPORT

To the Partners
Pine Ridge Elderly Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheet of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1998 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audit The financial statements of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Pine Ridge Elderly Apartments Limited Partnership. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 22, 1999
Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Pittsfield Park Associates
(A Maine Limited Partnership)

We have audited the accompanying balance sheet of Pittsfield Park Associates (a Maine Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 15, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsfield Park Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

Pittsfield Park Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants
698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

2


ROBERT ERCOLINI & COMPANY LLP

Certified Public Accountants * Business Consultants

INDEPENDENT AUDITOR'S REPORT

To.the Partners of
Rosenberg Building Associates Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial Position of Rosenberg Building Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 18 and 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

March 10, 1999
DIXON ODOM, PLLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS'REPORT

To the Partners
St. Barnabas Ridge Limited Partnership
d/b/a Snow Hill Ridge Apartments
Raleigh, North Carolina

We have audited the accompanying balance sheets of St. Barnabas Ridge Limited Partnership d/b/a Snow Hill Ridge Apartments as of December 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Barnabas Ridge Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 1999 on our consideration of St. Barnabas Ridge Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 21, 1999
1829 Eastchester Drive
P.O. Box 264E
High Point, NC 27261-264(

336-889-5156
Fax 336-889-6161

FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969
Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Summer Lane Limited Partnership

We have audited the accompanying balance sheets of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Lane Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999

FECTEAU & COMPANY, P.C.

Certified Public Accountants

Advisors of Taxation
INDEPENDENT AUDITORS' REPORT

To the Partners
Schroon Lake Housing Redevelopment Company

We have audited the accompanying balance sheet of Schroon Lake Housing Redevelopment Company as of December 31, 1998 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schroon Lake Housing Redevelopment Company as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1999, on our consideration of Schroon Lake Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

The financial statements of Schroon Lake Housing Redevelopment Company as of December 31, 1997 were audited by other accountants whose report dated January 19, 1998 expressed an unqualified opinion on those statements.

February 4, 1999
Albany, New York

Executive Woods, 4 Atrium Drive, Albany, NY 12205 * (518) 438-7400 0 FAX
(518) 438-7444
Member
American Institute of Certified Public Accountants
(Private Companies Practice Section & Tax Division)
New York state Society of CPA's

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Tyrone House Associates
(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheet of Tyrone House Associates (a Pennsylvania Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 13, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyrone House Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.



Tyrone House Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial
statements. Such information has   been subjected to the auditing
procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants
698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140
Randall Patterson, CPA, P.C.

12913 Alton Square, #101
Herndon, Virginia 20170  Fax:
Phone:     (703) 834-3804
(703) 834-1908
INDEPENDENT AUDITOR'S REPORT

To the Partners
Victoria Limited Partnership

I have audited the accompanying balance sheets of Victoria Limited Partnership as of December 31, 1998 and 1997 and the related statements of income, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited Partnership, as of December 3 1, 1998 and 1997 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 4, 1999 on my consideration of Victoria Limited Partnership's internal control and on its compliance with laws and regulations.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Randall Patterson, CPA, P.C.
March 4, 1999




Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Village Terrace Limited Partnership
(A North Carolina Limited Partnership)

We have audited the accompanying balance sheet of Village Terrace Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners, equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated February 5, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Terrace Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 29, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public    Accountants

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Woodfield Commons Limited Partnership

We have audited the accompanying balance sheets of Woodfield Commons Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodfield Commons Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 2, 1999

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810 * PHONE
(715) 832-3425 * FAX(715) 832-1665
-I-

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




Newport News, Virginia
February 12, 1998

LAURIE A. LEE
Certified Public Accountant

5446 Birchbrook Court,
Las Vegas, Nevada 89120
Telephone: (702) 456-2162

INDEPENDENT AUDITORS REPORT

To the Partners of
Chaparral Associates:

I have audited the balance sheet of Chaparral Associates, a Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements; based on my audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Oaks Limited Partnership (a Georeia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Floyd & Company, CPA



February 28, 1999

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                           BALANCE SHEETS

                      March 31, 1999 and 1998

                                                       Total
                                            ---------------------
-----
                                                1999
1998
                                            -----------   -------
----
                           ASSETS

  INVESTMENTS IN OPERATING LIMITED
     PARTNERSHIPS (notes A and C)         $ 52,816,616
$60,839,977

  OTHER ASSETS

     Cash and cash equivalents (notes A
        and E)                                 528,030
693,751
     Investments held to maturity
     (notes A and G)                         1,062,515
917,497

     Notes receivable (note F)                 543,584
604,695

     Deferred acquisition costs, net of
        accumulated amortization (notes
        A and C)                             1,141,198
1,189,760
     Other                                     556,163
387,808
                                            -----------   -------
----
                                          $ 56,648,106
$64,633,488
                                            ===========
===========
      LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES

     Accounts payable - affiliates
        (note B)                          $ 16,817,686
$14,237,489

     Capital contributions payable
        (note C)                               368,417
368,417
                                            -----------   -------
----
                                            17,186,103
14,605,906
                                            -----------   -------
----


 PARTNERS' CAPITAL (note A)

     Assignor limited partner

        Units of limited partnership
            interest consisting of
            20,000,000 authorized
            beneficial assignee
            certificates (BAC), $10
            stated value, 18,679,738
            issued and outstanding to
            the assignees at March 31,
            1999 and 1998                            -
-
     Assignees

        Units of beneficial interest of
            the limited partnership
            interest of the assignor
            limited partner, 18,679,738
            issued and outstanding at
            March 31, 1999 and 1998         40,684,097
51,144,019
     General partner                        (1,222,094)
(1,116,437)
                                            -----------   -------
----
                                            39,462,003
50,027,582
                                            -----------   -------
----
                                          $ 56,648,106
$64,633,488
                                            ===========
===========

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1999 and 1998

                                                     Series 7
                                            ---------------------
-----
                                                1999
1998
                                            -----------   -------
----
                           ASSETS

  INVESTMENTS IN OPERATING LIMITED
     PARTNERSHIPS (notes A and C)         $    974,248   $
1,485,326

  OTHER ASSETS

     Cash and cash equivalents (notes A
        and E)                                   8,529
7,134
     Investments held to maturity
     (notes A and G)                                 -
-

     Notes receivable (note F)                       -
-

     Deferred acquisition costs, net of
        accumulated amortization (notes
        A and C)                                     -
-
     Other                                      46,618
16,450
                                            -----------   -------
----
                                          $  1,029,395   $
1,508,910
                                            ===========
===========
      LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES

     Accounts payable - affiliates
        (note B)                          $  1,020,834   $
860,885

     Capital contributions payable
        (note C)                                     -
-
                                            -----------   -------
----
                                             1,020,834
860,885
                                            -----------   -------
----


 PARTNERS' CAPITAL (note A)

     Assignor limited partner

        Units of limited partnership
            interest consisting of
            20,000,000 authorized
            beneficial assignee
            certificates (BAC), $10
            stated value, 1,036,100
            issued and outstanding to
            the assignees at March 31,
            1999 and 1998                            -
-
     Assignees

        Units of beneficial interest of
            the limited partnership
            interest of the assignor
            limited partner, 1,036,100
            issued and outstanding at
            March 31, 1999 and 1998             98,402
731,471
     General partner                           (89,841)
(83,446)
                                            -----------   -------
----
                                                 8,561
648,025
                                            -----------   -------
----
                                          $  1,029,395   $
1,508,910
                                            ===========
===========

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1999 and 1998

                                                     Series 9
                                            ---------------------
-----
                                                1999
1998
                                            -----------   -------
----
                           ASSETS

  INVESTMENTS IN OPERATING LIMITED
     PARTNERSHIPS (notes A and C)         $  9,083,730
$10,821,707

  OTHER ASSETS

     Cash and cash equivalents (notes A
        and E)                                 143,538
267,915
     Investments held to maturity
     (notes A and G)                           252,699
249,497

     Notes receivable (note F)                       -
-

     Deferred acquisition costs, net of
        accumulated amortization (notes
        A and C)                                20,442
21,312
     Other                                     154,191
47,650
                                            -----------   -------
----
                                          $  9,654,600
$11,408,081
                                            ===========
===========
              LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES

     Accounts payable - affiliates
        (note B)                          $  4,032,944   $
3,457,163

     Capital contributions payable
        (note C)                                 4,590
4,590
                                            -----------   -------
----
                                             4,037,534
3,461,753
                                            -----------   -------
----
  PARTNERS' CAPITAL (note A)
     Assignor limited partner

        Units of limited partnership
            interest consisting of
            20,000,000 authorized
            beneficial assignee
            certificates (BAC), $10
            stated value, 4,178,029
            issued and outstanding to
            the assignees at March 31,
            1999 and 1998                            -
-
     Assignees

        Units of beneficial interest of
            the limited partnership
            interest of the assignor
            limited partner, 4,178,029
            issued and outstanding at
            March 31, 1999 and 1998          5,921,235
8,227,204
     General partner                          (304,169)
(280,876)
                                            -----------   -------
----
                                             5,617,066
7,946,328
                                            -----------   -------
----
                                          $  9,654,600
$11,408,081
                                            ===========
===========

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1999 and 1998

                                                     Series 10
                                            ---------------------
-----
                                                1999
1998
                                            -----------   -------
----
                           ASSETS

  INVESTMENTS IN OPERATING LIMITED
     PARTNERSHIPS (notes A and C)         $  7,305,952   $
8,211,459

  OTHER ASSETS

     Cash and cash equivalents (notes A
        and E)                                  33,116
41,484
     Investments held to maturity
     (notes A and G)                            84,983
83,000

     Notes receivable (note F)                       -
-

     Deferred acquisition costs, net of
        accumulated amortization (notes
        A and C)                                80,872
84,314
     Other                                      42,354
39,662
                                            -----------   -------
----
                                          $  7,547,277   $
8,459,919
                                            ===========
===========
              LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES

     Accounts payable - affiliates
        (note B)                          $  2,694,984   $
2,339,472

     Capital contributions payable
        (note C)                                     -
-
                                            -----------   -------
----
                                             2,694,984
2,339,472
                                            -----------   -------
----
  PARTNERS' CAPITAL (note A)
     Assignor limited partner

        Units of limited partnership
            interest consisting of
            20,000,000 authorized
            beneficial assignee
            certificates (BAC), $10
            stated value, 2,428,925
            issued and outstanding to
            the assignees at March 31,
            1999 and 1998                            -
-
     Assignees

        Units of beneficial interest of
            the limited partnership
            interest of the assignor
            limited partner, 2,428,925
            issued and outstanding at
            March 31, 1999 and 1998          5,014,583
6,270,055
     General partner                          (162,290)
(149,608)
                                            -----------   -------
----
                                             4,852,293
6,120,447
                                            -----------   -------
----
                                          $  7,547,277   $
8,459,919
                                            ===========
===========

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1999 and 1998

                                                    Series 11
                                           ----------------------
----
                                               1999
1998
                                            ----------     ------
-----
                           ASSETS

  INVESTMENTS IN OPERATING LIMITED
     PARTNERSHIPS (notes A and C)         $ 8,819,044    $
9,872,942

  OTHER ASSETS

     Cash and cash equivalents (notes A
        and E)                                 95,122
38,800
     Investments held to maturity
     (notes A and G)                          221,589
249,000

     Notes receivable (note F)                      -
-

     Deferred acquisition costs, net of
        accumulated amortization (notes
        A and C)                               40,991
42,735
     Other                                     54,797
47,290
                                           ----------     -------
-----
                                          $ 9,231,543    $
10,250,767
                                           ==========
============
             LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES

     Accounts payable - affiliates
        (note B)                          $ 1,951,834    $
1,625,754

     Capital contributions payable
        (note C)                               22,528
22,528
                                           ----------     -------
-----
                                            1,974,362
1,648,282
                                           ----------     -------
-----
  PARTNERS' CAPITAL (note A)
     Assignor limited partner

        Units of limited partnership
            interest consisting of
            20,000,000 authorized
            beneficial assignee
            certificates (BAC), $10
            stated value, 2,489,599
            issued and outstanding to
            the assignees at March 31,
            1999 and 1998                           -
-
     Assignees

        Units of beneficial interest of
            the limited partnership
            interest of the assignor
            limited partner, 2,489,599
            issued and outstanding at
            March 31, 1999 and 1998         7,399,294
8,731,145
     General partner                         (142,113)
(128,660)
                                           ----------     -------
-----
                                            7,257,181
8,602,485
                                           ----------     -------
-----
                                          $ 9,231,543    $
10,250,767
                                           ==========
============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1999 and 1998

                                                     Series 12
                                            ---------------------
-----
                                                1999
1998
                                            -----------   -------
----
                           ASSETS

  INVESTMENTS IN OPERATING LIMITED
     PARTNERSHIPS (notes A and C)         $  9,338,564
$10,585,841

  OTHER ASSETS

     Cash and cash equivalents (notes A
        and E)                                  82,710
21,827
     Investments held to maturity
     (notes A and G)                                 -
-

     Notes receivable (note F)                       -
61,111

     Deferred acquisition costs, net of
        accumulated amortization (notes
        A and C)                               312,945
326,262
     Other                                      68,425
59,831
                                            -----------   -------
----
                                          $  9,802,644
$11,054,872
                                            ===========
===========
              LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES

     Accounts payable - affiliates
        (note B)                          $  2,473,495   $
2,067,156

     Capital contributions payable
        (note C)                                11,405
11,405
                                            -----------   -------
----
                                             2,484,900
2,078,561
                                            -----------   -------
----
  PARTNERS' CAPITAL (note A)
     Assignor limited partner

        Units of limited partnership
            interest consisting of
            20,000,000 authorized
            beneficial assignee
            certificates (BAC), $10
            stated value, 2,972,795
            issued and outstanding to
            the assignees at March 31,
            1999 and 1998                            -
-
     Assignees

        Units of beneficial interest of
            the limited partnership
            interest of the assignor
            limited partner, 2,972,795
            issued and outstanding at
            March 31, 1999 and 1998          7,501,826
9,143,807
     General partner                          (184,082)
(167,496)
                                            -----------   -------
----
                                             7,317,744
8,976,311
                                            -----------   -------
----
                                          $  9,802,644
$11,054,872
                                            ===========
===========

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                     BALANCE SHEETS - CONTINUED

                      March 31, 1999 and 1998

                                                     Series 14
                                            ---------------------
-----
                                                1999
1998
                                            -----------   -------
----
                           ASSETS

  INVESTMENTS IN OPERATING LIMITED
     PARTNERSHIPS (notes A and C)         $ 17,295,078
$19,862,702

  OTHER ASSETS

     Cash and cash equivalents (notes A
        and E)                                 165,015
316,591
     Investments held to maturity
     (notes A and G)                           503,244
336,000

     Notes receivable (note F)                 543,584
543,584

     Deferred acquisition costs, net of
        accumulated amortization (notes
        A and C)                               685,948
715,137
     Other                                     189,778
176,925
                                            -----------   -------
----
                                          $ 19,382,647
$21,950,939
                                            ===========
===========
              LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES

     Accounts payable - affiliates
        (note B)                          $  4,643,595   $
3,887,059

     Capital contributions payable
        (note C)                               329,894
329,894
                                            -----------   -------
----
                                             4,973,489
4,216,953
                                            -----------   -------
----
  PARTNERS' CAPITAL (note A)
     Assignor limited partner

        Units of limited partnership
            interest consisting of
            20,000,000 authorized
            beneficial assignee
            certificates (BAC), $10
            stated value, 5,574,290
            issued and outstanding to
            the assignees at March 31,
            1999 and 1998                            -
-
     Assignees

        Units of beneficial interest of
            the limited partnership
            interest of the assignor
            limited partner, 5,574,290
            issued and outstanding at
            March 31, 1999 and 1998         14,748,757
18,040,337
     General partner                          (339,599)
(306,351)
                                            -----------   -------
----
                                            14,409,158
17,733,986
                                            -----------   -------
----
                                          $ 19,382,647
$21,950,939
                                            ===========
===========

                 See notes to financial statements

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                      STATEMENTS OF OPERATIONS

             Years ended March 31, 1999, 1998 and 1997


Total
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Income
     Interest income                          $      73,186
$      41,471       $     155,501
     Miscellaneous income                            37,206
1,442                   -
                                               ------------
------------        -------------
                                                    110,392
42,913             155,501
                                               ------------
------------        -------------

  Share of losses (income) from
     operating limited partnerships
     (note A)                                    (7,498,353)*
(8,573,433)        (10,464,997)
                                               ------------
------------        -------------
  Expenses
     Professional fees                              229,416
228,290             315,326

     Partnership management fee (note
        B)                                        2,299,147
2,314,373           2,273,826

     Amortization (note A)                           48,562
48,561              58,391
     Impairment loss (note A)                       468,736
-                   -

     General and administrative
        expenses
        (note B)                                    131,757
191,817             133,901
                                               ------------
------------        -------------
                                                  3,177,618
2,783,041           2,781,444
                                               ------------
------------        -------------

        NET LOSS (note A)                     $ (10,565,579)
$ (11,313,561)      $ (13,090,940)
                                               ============
============        =============

  Net loss allocated to general partner       $    (105,657)
$    (113,136)      $    (130,909)
                                               ============
============        =============

  Net loss allocated to assignees             $ (10,459,922)
$ (11,200,425)      $ (12,960,031)
                                               ============
============        =============

  Net loss per BAC                            $       (0.56)
$       (0.60)      $       (0.69)
                                               ============
============        =============

  *  Includes loss on disposal of operating limited partnership
     (Series 10) of $235,446.

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 7
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Income
     Interest income                          $         162
$         257       $         222
     Miscellaneous income                               150
-                   -
                                               ------------
------------        -------------
                                                        312
257                 222
                                               ------------
------------        -------------

  Share of losses from operating limited
     partnerships (note A)                         (255,660)
(286,041)         (1,126,341)
                                               ------------
------------        -------------
  Expenses
     Professional fees                               18,264
16,079              20,369

     Partnership management fee (note
        B)                                          103,589
111,089             106,774

     Amortization (note A)                                -
-                   -
     Impairment loss (note A)                       255,418
-                   -

     General and administrative
        expenses
        (note B)                                      6,845
8,522               6,248
                                               ------------
------------        -------------
                                                    384,116
135,690             133,391
                                               ------------
------------        -------------

        NET LOSS (note A)                     $    (639,464)
$    (421,474)      $  (1,259,510)
                                               ============
============        =============

  Net loss allocated to general partner       $      (6,395)
$      (4,215)      $     (12,595)
                                               ============
============        =============

  Net loss allocated to assignees             $    (633,069)
$    (417,259)      $  (1,246,915)
                                               ============
============        =============

  Net loss per BAC                            $       (0.61)
$       (0.40)      $       (1.20)
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 9
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Income
     Interest income                          $      22,140
$      16,101       $      17,468
     Miscellaneous income                             3,472
87                   -
                                               ------------
------------        -------------
                                                     25,612
16,188              17,468
                                               ------------
------------        -------------

  Share of losses (income) from
     operating limited partnerships
     (note A)                                    (1,736,728)
(1,699,785)         (2,660,814)
                                               ------------
------------        -------------
  Expenses
     Professional fees                               39,133
35,520              36,729

     Partnership management fee (note
        B)                                          552,372
547,218             539,985

     Amortization (note A)                              870
870                 870
     Impairment loss (note A)                             -
-                   -

     General and administrative
        expenses
        (note B)                                     25,771
32,138              25,333
                                               ------------
------------        -------------
                                                    618,146
615,746             602,917
                                               ------------
------------        -------------

        NET LOSS (note A)                     $  (2,329,262)
$  (2,299,343)      $  (3,246,263)
                                               ============
============        =============

  Net loss allocated to general partner       $     (23,293)
$     (22,993)      $     (32,463)
                                               ============
============        =============

  Net loss allocated to assignees             $  (2,305,969)
$  (2,276,350)      $  (3,213,800)
                                               ============
============        =============

  Net loss per BAC                            $       (0.55)
$       (0.55)      $       (0.77)
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 10
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Income
     Interest income                          $       5,647
$       3,695       $       3,951

     Miscellaneous income                                 -
-                   -
                                               ------------
------------        -------------
                                                      5,647
3,695               3,951
                                               ------------
------------        -------------

  Share of losses (income) from
     operating limited partnerships
     (note A)                                      (897,590)*
(1,008,105)         (1,166,928)
                                               ------------
------------        -------------
  Expenses
     Professional fees                               31,182
31,229              30,509

     Partnership management fee (note
        B)                                          324,577
321,682             324,407

     Amortization (note A)                            3,441
3,441               3,442
     Impairment loss (note A)                             -
-                   -

     General and administrative
        expenses
        (note B)                                     17,011
30,588              20,187
                                               ------------
------------        -------------
                                                    376,211
386,940             378,545
                                               ------------
------------        -------------

        NET LOSS (note A)                     $  (1,268,154)
$  (1,391,350)      $  (1,541,522)
                                               ============
============        =============

  Net loss allocated to general partner       $     (12,682)
$     (13,913)      $     (15,415)
                                               ============
============        =============

  Net loss allocated to assignees             $  (1,255,472)
$  (1,377,437)      $  (1,526,107)
                                               ============
============        =============

  Net loss per BAC                            $       (0.52)
$       (0.57)      $       (0.63)
                                               ============
============        =============

  *  Includes loss on disposal of operating limited partnership
     (Series 10) of $235,446.

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 11
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Income
     Interest income                          $      14,804
$       5,610       $       5,692
     Miscellaneous income                             5,091
5                   -
                                               ------------
------------        -------------
                                                     19,895
5,615               5,692
                                               ------------
------------        -------------

  Share of income (losses) from
     operating limited partnerships
     (note A)                                      (931,161)
(1,197,310)            579,030
                                               ------------
------------        -------------
  Expenses

     Professional fees                               29,826
30,344              30,044

     Partnership management fee (note
        B)                                          300,795
298,613             291,053

     Amortization (note A)                            1,744
1,744               1,745
     Impairment loss (note A)                        84,701
-                   -

     General and administrative
        expenses
        (note B)                                     16,972
26,890              17,211
                                               ------------
------------        -------------
                                                    434,038
357,591             340,053
                                               ------------
------------        -------------

        NET LOSS (note A)                     $  (1,345,304)
$  (1,549,286)      $     244,669
                                               ============
============        =============

  Net income (loss) allocated to general
     partner                                  $     (13,453)
$     (15,493)      $       2,447
                                               ============
============        =============
  Net income (loss) allocated to
     assignees                                $  (1,331,851)
$  (1,533,793)      $     242,222
                                               ============
============        =============

  Net income (loss) per BAC                   $       (0.53)
$       (0.61)      $       0.10
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 12
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Income
     Interest income                          $         805
$         228       $       2,674
     Miscellaneous income                            10,846
-                   -
                                               ------------
------------        -------------
                                                     11,651
228               2,674
                                               ------------
------------        -------------
  Share of losses from operating limited
     partnerships (note A)                       (1,122,280)
(1,350,247)         (1,939,765)
                                               ------------
------------        -------------
  Expenses

     Professional fees                               36,772
42,629              46,798

     Partnership management fee (note
        B)                                          347,246
360,155             347,953

     Amortization (note A)                           13,317
13,317              13,317
     Impairment loss (note A)                       128,617
-                   -

     General and administrative
        expenses
        (note B)                                     21,986
28,461              23,195
                                               ------------
------------        -------------
                                                    547,938
444,562             431,263
                                               ------------
------------        -------------

        NET LOSS (note A)                     $  (1,658,567)
$  (1,794,581)      $  (2,368,354)
                                               ============
============        =============

  Net loss allocated to general partner       $     (16,586)
$     (17,946)      $     (23,684)
                                               ============
============        =============

  Net loss allocated to assignees             $  (1,641,981)
$  (1,776,635)      $  (2,344,670)
                                               ============
============        =============

  Net loss per BAC                            $       (0.55)
$       (0.60)      $       (0.79)
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF OPERATIONS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 14
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Income
     Interest income                          $      29,628
$      15,580       $     125,494
     Miscellaneous income                            17,647
1,350                   -
                                               ------------
------------        -------------
                                                     47,275
16,930             125,494
                                               ------------
------------        -------------
  Share of losses from operating limited
     partnerships (note A)                       (2,554,934)
(3,031,945)         (4,150,179)
                                               ------------
------------        -------------
  Expenses

     Professional fees                               74,239
72,489             150,877

     Partnership management fee (note
        B)                                          670,568
675,616             663,654

     Amortization (note A)                           29,189
29,189              39,017
     Impairment loss (note A)                             -
-                   -

     General and administrative
        expenses
        (note B)                                     43,173
65,218              41,727
                                               ------------
------------        -------------
                                                    817,169
842,512             895,275
                                               ------------
------------        -------------
        NET LOSS (note A)                     $  (3,324,828)
$  (3,857,527)      $  (4,919,960)
                                               ============
============        =============

  Net loss allocated to general partner       $     (33,248)
$     (38,575)      $     (49,200)
                                               ============
============        =============

  Net loss allocated to assignees             $  (3,291,580)
$  (3,818,952)      $  (4,870,760)
                                               ============
============        =============

  Net loss per BAC                            $       (0.59)
$       (0.69)      $       (0.87)
                                               ============
============        =============

                 See notes to financial statements

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

             Years ended March 31, 1999, 1998 and 1997


General
                   Total                         Assignees
partner              Total
  --------------------------------------       ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1996                                     $  75,304,476
$    (872,393)      $  74,432,083

  Net loss                                      (12,960,031)
(130,909)        (13,090,940)
                                               ------------
------------        -------------

  Partners' capital (deficit), March 31,
     1997                                        62,344,445
(1,003,302)         61,341,143

  Net loss                                      (11,200,426)
(113,135)        (11,313,561)
                                               ------------
------------        -------------

  Partners' capital (deficit), March 31,
     1998                                        51,144,019
(1,116,437)         50,027,582

  Net loss                                      (10,459,922)
(105,657)        (10,565,579)
                                               ------------
------------        -------------

  Partners' capital (deficit), March 31,
     1999                                     $  40,684,097
$  (1,222,094)      $  39,462,003
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


General
                 Series 7                        Assignees
partner              Total
  --------------------------------------       ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1996                                     $   2,395,645
$     (66,636)      $   2,329,009

  Net loss                                       (1,246,915)
(12,595)         (1,259,510)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1997                                         1,148,730
(79,231)          1,069,499

  Net loss                                         (417,259)
(4,215)           (421,474)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1998                                           731,471
(83,446)            648,025

  Net loss                                         (633,069)
(6,395)           (639,464)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1999                                     $      98,402
$     (89,841)      $       8,561
                                               ============
============        =============

General
                 Series 9                        Assignees
partner              Total
  --------------------------------------       ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1996                                     $  13,717,355
$    (225,421)      $  13,491,934

  Net loss                                       (3,213,801)
(32,462)         (3,246,263)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1997                                        10,503,554
(257,883)         10,245,671

  Net loss                                       (2,276,350)
(22,993)         (2,299,343)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1998                                         8,227,204
(280,876)          7,946,328

  Net loss                                       (2,305,969)
(23,293)         (2,329,262)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1999                                     $   5,921,235
$    (304,169)      $   5,617,066
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


General
                 Series 10                       Assignees
partner              Total
  --------------------------------------       ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1996                                     $   9,173,599
$    (120,280)      $   9,053,319

  Net loss                                       (1,526,107)
(15,415)         (1,541,522)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1997                                         7,647,492
(135,695)          7,511,797

  Net loss                                       (1,377,437)
(13,913)         (1,391,350)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1998                                         6,270,055
(149,608)          6,120,447

  Net loss                                       (1,255,472)
(12,682)         (1,268,154)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1999                                     $   5,014,583
$    (162,290)      $   4,852,293
                                               ============
============        =============

General
                 Series 11                       Assignees
partner              Total
  --------------------------------------       ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1996                                     $  10,022,716
$    (115,614)      $   9,907,102

  Net income                                        242,222
2,447             244,669
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1997                                        10,264,938
(113,167)         10,151,771

  Net loss                                       (1,533,793)
(15,493)         (1,549,286)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1998                                         8,731,145
(128,660)          8,602,485

  Net loss                                       (1,331,851)
(13,453)         (1,345,304)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1999                                     $   7,399,294
$    (142,113)      $   7,257,181
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


General
                Series 12                        Assignees
partner              Total
  --------------------------------------       ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1996                                     $  13,265,112
$    (125,866)      $  13,139,246

  Net loss                                       (2,344,670)
(23,684)         (2,368,354)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1997                                        10,920,442
(149,550)         10,770,892

  Net loss                                       (1,776,635)
(17,946)         (1,794,581)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1998                                         9,143,807
(167,496)          8,976,311

  Net loss                                       (1,641,981)
(16,586)         (1,658,567)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1999                                     $   7,501,826
$    (184,082)      $   7,317,744
                                               ============
============        =============

General
                 Series 14                       Assignees
partner              Total
  --------------------------------------       ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1996                                     $  26,730,049
$    (218,576)      $  26,511,473

  Net loss                                       (4,870,760)
(49,200)         (4,919,960)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1997                                        21,859,289
(267,776)         21,591,513

  Net loss                                       (3,818,952)
(38,575)         (3,857,527)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1998                                        18,040,337
(306,351)         17,733,986

  Net loss                                       (3,291,580)
(33,248)         (3,324,828)
                                               ------------
------------        -------------
  Partners' capital (deficit), March 31,
     1999                                     $  14,748,757
$    (339,599)      $  14,409,158
                                               ============
============        =============

                 See notes to financial statements

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                      STATEMENTS OF CASH FLOWS

             Years ended March 31, 1999, 1998 and 1997


Total
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Cash flows from operating activities
     Net loss                                 $ (10,565,579)
$ (11,313,561)      $ (13,090,940)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities

        Distribution from operating
            limited partnerships                     57,177
44,006             106,453

        Share of losses from operating
            limited partnerships                  7,498,353
8,573,433          10,464,997
        Impairment loss                             468,736
-                   -
        Amortization                                 48,562
48,561              58,391

        Changes in assets and
            liabilities

            Accounts payable and accrued
               expenses                           2,580,197
2,582,855           2,521,041
            Other assets                            (39,931)
(2,897)              2,297
                                               ------------
------------        -------------

                Net cash provided by
                  (used in) operating
                  activities                         47,515
(67,603)             62,239
                                               ------------
------------        -------------

  Cash flows from investing activities

     Capital contributions paid to
        operating limited partnerships               (2,543)
(18,000)           (620,884)

     Repayment from (advance to)
        operating limited partnerships              (65,675)
(28,474)            421,684

     Purchase of investments (net of
        proceeds from redemption of
        investments)                               (145,018)
(917,497)                  -
                                               ------------
------------        -------------

               Net cash used in
                  investing activities             (213,236)
(963,971)           (199,200)
                                               ------------
------------        -------------


                NET DECREASE IN CASH AND
                  CASH EQUIVALENTS                 (165,721)
(1,031,574)           (136,961)

  Cash and cash equivalents, beginning              693,751
1,725,325           1,862,286
                                               ------------
------------        -------------

  Cash and cash equivalents, end              $     528,030
$     693,751       $   1,725,325
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Total
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Supplemental schedule of noncash
  investing and financing activities

     The partnership has decreased its
        capital contribution obligation
        to the operating limited
        partnerships for low income tax
        credits not generated                 $           -
$         681       $       8,572
                                               ============
============        =============

     The partnership has adjusted its
        investment in operating limited
        partnerships for low income tax
        credits not generated                 $      14,468
$      14,988       $      20,969
                                               ============
============        =============

     The partnership has applied notes
        receivable and advances against
        installments of capital
        contributions                         $           -
$           -       $     902,811
                                               ============
============        =============

     The partnership has increased its
        investment in operating limited
        partnerships for releases from
        escrows                               $      12,830
$           -       $           -
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 7
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Cash flows from operating activities
     Net loss                                 $    (639,464)
$    (421,474)      $  (1,259,510)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities

        Distribution from operating
            limited partnerships                          -
-                   -

        Share of losses from operating
            limited partnerships                    255,660
286,041           1,126,341
        Impairment loss                             255,418
-                   -
        Amortization                                      -
-                   -

        Changes in assets and
            liabilities

            Accounts payable and accrued
               expenses                             159,949
130,559             140,303
            Other assets                                  -
-                   -
                                               ------------
------------        -------------

               Net cash provided by
                  (used in) operating
                  activities                         31,563
(4,874)              7,134
                                               ------------
------------        -------------

  Cash flows from investing activities

     Capital contributions paid to
        operating limited partnerships                    -
-                   -

     Repayment from (advance to)
        operating limited partnerships              (30,168)
-                   -

     Purchase of investments (net of
        proceeds from redemption of
        investments)                                      -
-                   -
                                               ------------
------------        -------------

               Net cash used in
                  investing activities              (30,168)
-                   -
                                               ------------
------------        -------------


               NET INCREASE (DECREASE)
                  IN CASH AND CASH
                  EQUIVALENTS                         1,395
(4,874)              7,134

  Cash and cash equivalents, beginning                7,134
12,008               4,874
                                               ------------
------------        -------------

  Cash and cash equivalents, end              $       8,529
$       7,134       $      12,008
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 7
                                               ------------------
----------------------------------
                                                   1999
1998                1997
                                               ------------
------------        -------------
  Supplemental schedule of noncash
  investing and financing activities

     The partnership has decreased its
        capital contribution obligation
        to the operating limited
        partnerships for low income tax
        credits not generated                 $           -
$           -       $           -
                                               ============
============        =============

     The partnership has adjusted its
        investment in operating limited
        partnerships for low income tax
        credits not generated                 $           -
$           -       $           -
                                               ============
============        =============

     The partnership has applied notes
        receivable and advances against
        installments of capital
        contributions                         $           -
$           -       $           -
                                               ============
============        =============

     The partnership has increased its
        investment in operating limited
        partnerships for releases from
        escrows                               $           -
$           -       $           -
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 9
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Cash flows from operating activities
     Net loss                                 $  (2,329,262)
$  (2,299,343)      $  (3,246,263)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities

        Distribution from operating
            limited partnerships                      1,249
3,390               4,980

        Share of income (losses) from
            operating limited
            partnerships                          1,736,728
1,699,785           2,660,814
        Impairment loss                                   -
-                   -
        Amortization                                    870
870                 870

        Changes in assets and
            liabilities

            Accounts payable and accrued
               expenses                             575,781
575,787             574,619
            Other assets                             (9,921)
(2,216)                  -
                                               ------------
------------        -------------

               Net cash used in
                  operating activities              (24,555)
(21,727)             (4,980)
                                               ------------
------------        -------------

  Cash flows from investing activities

     Capital contributions paid to
        operating limited partnerships                    -
-             (86,448)

     Repayment from (advance to)
        operating limited partnerships              (96,620)
(27,697)                  -

     Purchase of investments (net of
        proceeds from redemption of
        investments)                                 (3,202)
(249,497)                  -
                                               ------------
------------        -------------

               Net cash used in
                  investing activities              (99,822)
(277,194)            (86,448)
                                               ------------
------------        -------------


               NET DECREASE IN CASH AND
                  CASH EQUIVALENTS                 (124,377)
(298,921)            (91,428)

  Cash and cash equivalents, beginning              267,915
566,836             658,264
                                               ------------
------------        -------------

  Cash and cash equivalents, end              $     143,538
$     267,915       $     566,836
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 9
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Supplemental schedule of noncash
  investing and financing activities

     The partnership has decreased its
        capital contribution obligation
        to the operating limited
        partnerships for low income tax
        credits not generated                 $           -
$           -       $       8,572
                                               ============
============        =============

     The partnership has adjusted its
        investment in operating limited
        partnerships for low income tax
        credits not generated                 $           -
$       3,728       $      10,230
                                               ============
============        =============

     The partnership has applied notes
        receivable and advances against
        installments of capital
        contributions                         $           -
$           -       $           -
                                               ============
============        =============

     The partnership has increased its
        investment in operating limited
        partnerships for releases from
        escrows                               $           -
$           -       $           -
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 10
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Cash flows from operating activities
     Net loss                                 $  (1,268,154)
$  (1,391,350)      $  (1,541,522)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities

        Distribution from operating
            limited partnerships                      7,917
5,031               7,447

        Share of losses (income) from
            operating limited
            partnerships                            897,590
1,008,105           1,166,928
        Impairment loss                                   -
-                   -
        Amortization                                  3,441
3,441               3,442

        Changes in assets and
            liabilities

            Accounts payable and accrued
               expenses                             355,512
355,512             355,508
            Other assets                             (2,691)
(683)                  -
                                               ------------
------------        -------------

               Net cash used in
                  operating activities               (6,385)
(19,944)             (8,197)
                                               ------------
------------        -------------

  Cash flows from investing activities

     Capital contributions paid to
        operating limited partnerships                    -
-                   -

     Repayment from (advance to)
        operating limited partnerships                    -
-                   -

     Purchase of investments (net of
        proceeds from redemption of
        investments)                                 (1,983)
(83,000)                  -
                                               ------------
------------        -------------

               Net cash used in
                  investing activities               (1,983)
(83,000)                  -
                                               ------------
------------        -------------


               NET DECREASE IN CASH AND
                  CASH EQUIVALENTS                   (8,368)
(102,944)             (8,197)

  Cash and cash equivalents, beginning               41,484
144,428             152,625
                                               ------------
------------        -------------

  Cash and cash equivalents, end              $      33,116
$      41,484       $     144,428
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 10
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Supplemental schedule of noncash
  investing and financing activities

     The partnership has decreased its
        capital contribution obligation
        to the operating limited
        partnerships for low income tax
        credits not generated                 $           -
$           -       $           -
                                               ============
============        =============

     The partnership has adjusted its
        investment in operating limited
        partnerships for low income tax
        credits not generated                 $           -
$           -       $           -
                                               ============
============        =============

     The partnership has applied notes
        receivable and advances against
        installments of capital
        contributions                         $           -
$           -       $           -
                                               ============
============        =============

     The partnership has increased its
        investment in operating limited
        partnerships for releases from
        escrows                               $           -
$           -       $           -
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 11
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Cash flows from operating activities
     Net income (loss)                        $  (1,345,304)
$  (1,549,286)      $     244,669
     Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities

        Distribution from operating
            limited partnerships                     35,909
10,000              80,667

        Share of (income) losses from
            operating limited
            partnerships                            931,161
1,197,310            (579,030)
        Impairment loss                              84,701
-                   -
        Amortization                                  1,744
1,744               1,745

        Changes in assets and
            liabilities

            Accounts payable and accrued
               expenses                             326,080
325,681             325,681
            Other assets                             (5,380)
-                   -
                                               ------------
------------        -------------

               Net cash provided by
                  (used in) operating
                  activities                         28,911
(14,551)             73,732
                                               ------------
------------        -------------

  Cash flows from investing activities

     Capital contributions paid to
        operating limited partnerships                    -
(5,000)                  -

     Repayment from (advance to)
        operating limited partnerships                    -
-                   -

     Purchase of investments (net of
        proceeds from redemption of
        investments)                                 27,411
(249,000)                  -
                                               ------------
------------        -------------

               Net cash provided by
                  (used in) investing
                  activities                         27,411
(254,000)                  -
                                               ------------
------------        -------------

               NET INCREASE (DECREASE)
                  IN CASH AND CASH
                  EQUIVALENTS                        56,322
(268,551)             73,732

  Cash and cash equivalents, beginning               38,800
307,351             233,619
                                               ------------
------------        -------------

  Cash and cash equivalents, end              $      95,122
$      38,800       $     307,351
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 11
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Supplemental schedule of noncash
  investing and financing activities

     The partnership has decreased its
        capital contribution obligation
        to the operating limited
        partnerships for low income tax
        credits not generated                 $           -
$           -       $           -
                                               ============
============        =============

     The partnership has adjusted its
        investment in operating limited
        partnerships for low income tax
        credits not generated                 $       2,127
$       5,723       $       5,723
                                               ============
============        =============

     The partnership has applied notes
        receivable and advances against
        installments of capital
        contributions                         $           -
$           -       $           -
                                               ============
============        =============

     The partnership has increased its
        investment in operating limited
        partnerships for releases from
        escrows                               $           -
$           -       $           -
                                               ============
============        =============


                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 12
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Cash flows from operating activities
     Net loss                                 $  (1,658,567)
$  (1,794,581)      $  (2,368,354)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities

        Distribution from operating
            limited partnerships                      7,785
6,315               9,735

        Share of losses from operating
            limited partnerships                  1,122,280
1,350,247           1,939,765
        Impairment loss                             128,617
-                   -
        Amortization                                 13,317
13,317              13,317

        Changes in assets and
            liabilities

            Accounts payable and accrued
               expenses                             406,339
438,772             383,267
            Other assets                            (19,999)
-                   -
                                               ------------
------------        -------------

               Net cash provided by
                  (used in) operating
                  activities                           (228)
14,070             (22,270)
                                               ------------
------------        -------------

  Cash flows from investing activities

     Capital contributions paid to
        operating limited partnerships                    -
-             (76,430)

     Repayment from (advance to)
        operating limited partnerships               61,111
(775)            (60,336)

     Purchase of investments (net of
        proceeds from redemption of
        investments)                                      -
-                   -
                                               ------------
------------        -------------

               Net cash provided by
                  (used in) investing
                  activities                         61,111
(775)           (136,766)
                                               ------------
------------        -------------

               NET INCREASE (DECREASE)
                  IN CASH AND CASH
                  EQUIVALENTS                        60,883
13,295            (159,036)

  Cash and cash equivalents, beginning               21,827
8,532             167,568
                                               ------------
------------        -------------

  Cash and cash equivalents, end              $      82,710
$      21,827       $       8,532
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 12
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Supplemental schedule of noncash
  investing and financing activities

     The partnership has decreased its
        capital contribution obligation
        to the operating limited
        partnerships for low income tax
        credits not generated                 $           -
$           -       $           -
                                               ============
============        =============

     The partnership has adjusted its
        investment in operating limited
        partnerships for low-income tax
        credits not generated                 $       1,425
$       3,485       $       3,845
                                               ============
============        =============

     The partnership has applied notes
        receivable and advances against
        installments of capital
        contributions                         $           -
$           -       $           -
                                               ============
============        =============

     The partnership has increased its
        investment in operating limited
        partnerships for releases from
        escrows                               $      12,830
$           -       $           -
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 14
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Cash flows from operating activities
     Net loss                                 $  (3,324,828)
$  (3,857,527)      $  (4,919,960)
     Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities

        Distribution from operating
            limited partnerships                      4,317
19,270               3,624

        Share of losses from operating
            limited partnerships                  2,554,934
3,031,945           4,150,179
        Impairment loss                                   -
-                   -
        Amortization                                 29,189
29,189              39,017

        Changes in assets and
            liabilities

            Accounts payable and accrued
               expenses                             756,536
756,544             741,663
            Other assets                             (1,937)
-               2,297
                                               ------------
------------        -------------

               Net cash provided by
                  (used in) operating
                  activities                         18,211
(20,579)             16,820
                                               ------------
------------        -------------

  Cash flows from investing activities

     Capital contributions paid to
        operating limited partnerships               (2,543)
(13,000)           (458,006)

     Repayment from (advance to)
        operating limited partnerships                    -
-             482,020

     Purchase of investments (net of
        proceeds from redemption of
        investments)                               (167,244)
(336,000)                  -
                                               ------------
------------        -------------

               Net cash provided by
                  (used in) investing
                  activities                       (169,787)
(349,000)             24,014
                                               ------------
------------        -------------

               NET INCREASE (DECREASE)
                  IN CASH AND CASH
                  EQUIVALENTS                      (151,576)
(369,579)             40,834

  Cash and cash equivalents, beginning              316,591
686,170             645,336
                                               ------------
------------        -------------

  Cash and cash equivalents, end              $     165,015
$     316,591       $     686,170
                                               ============
============        =============

                            (continued)

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                STATEMENTS OF CASH FLOWS - CONTINUED

             Years ended March 31, 1999, 1998 and 1997


Series 14
                                               ------------------
----------------------------------
                                                    1999
1998                1997
                                               ------------
------------        -------------
  Supplemental schedule of noncash
  investing and financing activities

     The partnership has decreased its
        capital contribution obligation
        to the operating limited
        partnerships for low income tax
        credits not generated                 $           -
$         681       $           -
                                               ============
============        =============

     The partnership has adjusted its
        investment in operating limited
        partnerships for low income tax
        credits not generated                 $      10,916
$       2,052       $       1,171
                                               ============
============        =============

     The partnership has applied notes
        receivable and advances against
        installments of capital
        contributions                         $           -
$           -       $     902,811
                                               ============
============        =============

     The partnership has increased its
        investment in operating limited
        partnerships for releases from
        escrows                               $           -
$           -       $           -
                                               ============
============        =============

                 See notes to financial statements

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

                   NOTES TO FINANCIAL STATEMENTS

                   March 31, 1999, 1998 and 1997

  NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

     Boston Capital Tax Credit Fund II Limited Partnership (the "partnership") was formed under the laws of the State of Delaware on June 28, 1989, for the purpose of acquiring, holding and disposing of limited partnership interests in operating limited partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes also qualified for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section
     42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the partnership is Boston Capital Associates II Limited Partnership and the limited partner is BCTC Assignor Corp. II (the "assignor limited partner").

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


     The BACs issued and outstanding in each series at March 31, 1999 and 1998 are as follows:

         Series 7                                       1,036,100
         Series 9                                       4,178,029
         Series 10                                      2,428,925
         Series 11                                      2,489,599
         Series 12                                      2,972,795
         Series 14                                      5,574,290
                                                  ---------------
-
         Total                                         18,679,738

================


     In   accordance  with  the  limited  partnership  agreement,
     profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated
     99% to the assignees and 1% to the general partner.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (Continued)

     Organization Costs
     ------------------

     Initial organization and offering expenses, common to all series, were allocated on a percentage of equity raised to each series.

     Organization costs were amortized on the straight-line method over 60 months.

     Accumulated amortization as of March 31, 1999 and 1998 is as follows:

                                       1999               1998
                                 ----------------   -------------
---

         Series 7               $         44,056   $
44,056
         Series 9                        156,077
156,077
         Series 10                        90,168
90,168
         Series 11                        91,182
91,182
         Series 12                       104,791
104,791
         Series 14                       196,563
196,563
                                 ----------------   -------------
---
                                $        682,837   $
682,837

                                 ================
================


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

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (Continued)

     Deferred Acquisition Costs (Continued)
     --------------------------
     Accumulated amortization as of March 31, 1999 and 1998 is as follows:

                                       1999               1998
                                 ----------------   -------------
---
         Series 7               $              -   $
-
         Series 9                          3,480
2,610
         Series 10                        13,766
10,324
         Series 11                         6,977
5,233
         Series 12                        53,268
39,951
         Series 14                       116,757
87,568
                                 ----------------   -------------
---
                                $        194,248   $
145,686
                                 ================
================

     Income Taxes
     ------------
     No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

     Investments in Operating Limited Partnerships
     ---------------------------------------------
     The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating limited partnership's losses only to the extent that the fund's share of losses of the operating limited partnerships exceeds the carrying amount of the investment. Unrecognized losses are suspended and offset against future individual operating limited partnership's income. No operating limited partnerships were acquired during 1998 or 1999.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (Continued)

     Investments in Operating Limited Partnerships (Continued)
     ---------------------------------------------
     A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the partnership and the estimated residual value of the investment. Accordingly, the partnership recorded an impairment loss of $468,736 during the year ended March 31, 1999.

     Capital contributions to operating limited partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating limited partnership capital contributions due to reductions in actual tax credits from those originally projected. The partnership records tax credit adjusters as a reduction in investment in operating limited partnerships and capital contributions payable.

     The operating limited partnerships maintain their financial statements based on a calendar year and the partnership utilizes a March 31 year-end. The fund records losses and income from the operating limited partnerships on a calendar year basis which is not materially different from losses and income generated if the operating limited partnerships utilized a March 31 year-end.

     The partnership records capital contributions payable to the operating limited partnerships once there is a binding obligation to fund a specified amount. The operating limited partnerships record capital contributions from the partnership when received.

     The partnership records acquisition cost as an increase in its investment in operating limited partnerships. Certain operating limited partnerships have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note C.


     Cash Equivalents
     ----------------
     Cash equivalents include tax-exempt sweep accounts, certificates of deposit, and money market accounts having original maturities at date of acquisition of three months or less. The carrying amounts approximates fair value because of the short maturity of these instruments.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (Continued)

     Fiscal Year
     -----------
     For financial reporting, all the series use a March 31 year end, whereas for income tax reporting, each series uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

     Net Loss per Beneficial Assignee Certificate
     --------------------------------------------
     Net loss per beneficial assignee certificate is calculated based upon the weighted average number of units outstanding. The weighted average number of units outstanding in each series at March 31, 1999, 1998 and 1997 is as follows:

         Series 7                      1,036,100
         Series 9                      4,178,029
         Series 10                     2,428,925
         Series 11                     2,489,599
         Series 12                     2,972,795
         Series 14                     5,574,290
                                 ----------------
         Total                        18,679,738
                                 ================


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

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (Continued)

     Recent Accounting Pronouncements
     --------------------------------
     On  March  31,  1997,  the  partnership adopted Statement of
     Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. On March 31, 1998, the partnership adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS No. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The implementation of these standards has not materially affected the partnership's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.

     The fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB
     Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE B - RELATED PARTY TRANSACTIONS

     During the years ended March 31, 1999, 1998 and 1997, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership as follows:

     Boston Capital Asset Management Limited Partnership is entitled to an annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual partnership management fees charged to each series' operations during the years ended March 31, 1999, 1998 and 1997 are as follows:

                                       1999               1998
1997
                                 ----------------   -------------
---   ----------------
         Series 7               $        103,589   $
111,089   $        106,774
         Series 9                        552,372
547,218            539,985
         Series 10                       324,577
321,682            324,407
         Series 11                       300,795
298,613            291,053
         Series 12                       347,246
360,155            347,953
         Series 14                       670,568
675,616            663,654
                                 ----------------   -------------
---   ----------------
                                $      2,299,147   $
2,314,373   $      2,273,826
                                 ================
================   ================

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE B - RELATED PARTY TRANSACTIONS (Continued)

     General and administrative expenses incurred by Boston Capital Holdings Limited Partnership, and Boston Capital Asset Management Limited Partnership during the years ended March 31, 1999, 1998 and 1997 charged to each series' operations are as follows:

                                       1999               1998
1997
                                 ----------------   -------------
---   ----------------
         Series 7               $          2,212   $
2,441   $            518
         Series 9                         11,439
15,327             15,827
         Series 10                         8,694
18,402             12,050
         Series 11                         7,688
16,420             10,562
         Series 12                        10,020
13,492             13,990
         Series 14                        17,534
37,157             25,277
                                 ----------------   -------------
---   ----------------
                                $         57,587   $
103,239   $         78,224
                                 ================
================   ================


     Accounts payable - affiliates at March 31, 1999 and 1998 represents general and administrative expenses, partnership management fees, and may include advances which are payable to Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At March 31, 1999 and 1998, the partnership has limited partnership interests in operating limited partnerships which own operating apartment complexes. During 1999, the partnership disposed of its operating limited partnership interest in one of the operating limited partnerships owned in Series 10. The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 1999 and 1998 by series are as follows:

                                       1999                1998
                                 ----------------   -------------
---
         Series 7                             15
15
         Series 9                             55
55
         Series 10                            45
46
         Series 11                            40
40
         Series 12                            53
53
         Series 14                           101
101
                                 ----------------   -------------
---
                                             309
310
                                 ================
================


     Under the terms of the partnership's investment in each operating limited partnership, the partnership is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations.

     The contributions payable to operating limited partnerships at March 31, 1999 and 1998 by series are as follows:

                                       1999               1998
                                 ----------------   -------------
---
         Series 7               $              -   $
-
         Series 9                          4,590
4,590
         Series 10                             -
-
         Series 11                        22,528
22,528
         Series 12                        11,405
11,405
         Series 14                       329,894
329,894
                                 ----------------   -------------
---
                                $        368,417   $
368,417
                                 ================
================


       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

     The   partnership's   investments   in   operating   limited
     partnerships at March 31, 1999 are summarized as follows:

                                                     Total
                                               ----------------
     Capital contributions paid and to be
     paid to operating limited
     partnerships, net of tax credit
     adjusters                                $    133,484,022

     Acquisition costs of operating limited
     partnerships                                   22,387,381

     Cumulative distributions from
     operating limited partnerships                   (490,953)

     Impairment loss in investment in
     operating limited partnerships                   (468,736)

     Cumulative losses from operating
     limited partnerships                         (102,095,098)
                                               ----------------
     Investment in operating limited
     partnerships per balance sheet                 52,816,616

     The partnership (has recorded) or has
     not recorded capital contributions to
     the operating limited partnerships
     during the year ended March 31, 1999,
     which (have not) have been included in
     the partnerships' capital accounts
     included in the operating limited
     partnerships' financial statements as
     of December 31, 1998 (See note A)              (2,558,771)

     The partnership has recorded
     acquisition costs at March 31, 1999,
     which have not been recorded in the
     net assets of the operating limited
     partnerships (see note A)                      (2,577,204)


     Cumulative losses from operating
     limited partnerships for the three
     months ended  March 31, 1999, which
     the operating limited partnerships
     have not included in their capital as
     of December 31, 1998 due to different
     year ends (see note A)                          5,109,374

     Equity in loss of operating limited
     partnerships not recognizable under
     the equity method of accounting (see
     note A)                                       (13,755,561)

     The partnership has recorded low-
     income housing tax credit adjusters
     not recorded by operating limited
     partnerships (see note A)                       1,447,271

     Impairment loss in investment in
     operating limited partnerships                    468,736

     Other                                           2,765,973
                                               ----------------
     Equity per operating limited
     partnerships' combined financial
     statements                               $     43,716,434
                                               ================

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The   partnership's   investments   in   operating   limited
     partnerships at March 31, 1999 are summarized as follows:

                                                   Series 7
Series 9           Series 10
                                               ----------------
----------------   ----------------
     Capital contributions paid and to be
     paid to operating limited
     partnerships, net of tax credit
     adjusters                                $      7,486,177
$     29,796,867   $     17,581,653

     Acquisition costs of operating limited
     partnerships                                    1,302,313
5,201,737          2,958,341

     Cumulative distributions from
     operating limited partnerships                     (2,258)
(44,250)           (31,278)

     Impairment loss in investment in
     operating limited partnerships                   (255,418)
-                  -

     Cumulative losses from operating
     limited partnerships                           (7,556,566)
(25,870,624)       (13,202,764)
                                               ----------------
----------------   ----------------
     Investment in operating limited
     partnerships per balance sheet                    974,248
9,083,730          7,305,952

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

                                                   Series 7
Series 9           Series 10
                                               ----------------
----------------   ----------------
     The partnership (has recorded) or has
     not recorded capital contributions to
     the operating limited partnerships
     during the year ended March 31, 1999,
     which (have not) have been included in
     the partnerships' capital accounts
     included in the operating limited
     partnerships' financial statements as
     of December 31, 1998 (see note A)                  24,274
(225,480)           (11,530)

     The partnership has recorded
     acquisition costs at March 31, 1999,
     which have not been recorded in the
     net assets of the operating limited
     partnerships (see note A)                        (461,143)
(185,244)            (9,836)

     Cumulative losses from operating
     limited partnerships for the three
     months ended March 31, 1999, which the
     operating limited partnerships have
     not included in their capital as of
     December 31, 1998 due to different
     year ends (see note A)                            125,066
1,134,799            776,692

     Equity in loss of operating limited
     partnerships not recognizable under
     the equity method of accounting (see
     note A)                                        (3,172,897)
(3,925,663)        (1,709,998)

     The partnership has recorded low-
     income housing tax credit adjusters
     not recorded by operating limited
     partnerships (see note A)                         (11,992)
140,133             93,713

     Impairment loss in investment in
     operating limited partnerships                    255,418
-                  -

     Other                                           1,470,136
1,187,180            (26,134)
                                               ----------------
----------------   ----------------

     Equity per operating limited
     partnerships' combined financial
     statements                               $     (1,771,138)
$     (1,874,275)  $       (887,093)
                                               ================
================   ================

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The   partnership's   investments   in   operating   limited
     partnerships at March 31, 1999 are summarized as follows:

                                                   Series 11
Series 12          Series 14
                                               ----------------
----------------   ----------------
     Capital contributions paid and to be
     paid to operating limited
     partnerships, net of tax credit
     adjusters                                $     17,699,742
$     21,405,803   $     39,513,780

     Acquisition costs of operating limited
     partnerships                                    3,069,084
3,398,377          6,457,529

     Cumulative distributions from
     operating limited partnerships                   (275,204)
(36,950)          (101,013)

     Impairment loss in investment in
     operating limited partnerships                    (84,701)
(128,617)                 -
     Cumulative losses from operating
     limited partnerships                          (11,589,877)
(15,300,049)       (28,575,218)
                                               ----------------
----------------   ----------------
     Investment in operating limited
     partnerships per balance sheet                  8,819,044
9,338,564         17,295,078

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

                                                   Series 11
Series 12          Series 14
                                               ----------------
----------------   ----------------
     The partnership (has recorded) or has
     not recorded capital contributions to
     the operating limited partnerships
     during the year ended March 31, 1999,
     which (have not) have been included in
     the partnerships' capital accounts
     included in the operating limited
     partnerships' financial statements as
     of December 31, 1998 (see note A)                (231,888)
(594,327)        (1,519,820)

     The partnership has recorded
     acquisition costs at March 31, 1999,
     which have not been recorded in the
     net assets of the operating limited
     partnerships (see note A)                        (519,482)
(315,858)        (1,085,641)
     Cumulative losses from operating
     limited partnerships for the three
     months ended March 31, 1999, which the
     operating limited partnerships have
     not included in their capital as of
     December 31, 1998 due to different
     year ends (see note A)                            721,702
613,706          1,737,409

     Equity in loss of operating limited
     partnerships not recognizable under
     the equity method of accounting (see
     note A)                                        (1,785,325)
(1,222,852)        (1,938,826)

     The partnership has recorded low-
     income housing tax credit adjusters
     not recorded by operating limited
     partnerships (see note A)                         108,493
150,023            966,901

     Impairment loss in investment in
     operating limited partnerships                     84,701
128,617                  -
     Other                                             225,168
28,485           (118,862)
                                               ----------------
----------------   ----------------
     Equity per operating limited
     partnerships' combined financial
     statements                               $     (1,396,631)
$     (1,212,206)  $     (1,958,839)
                                               ================
================   ================

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The   partnership's   investments   in   operating   limited
     partnerships at March 31, 1998 are summarized as follows:

                                                     Total
                                               ----------------
     Capital contributions paid and to be
     paid to operating limited
     partnerships, net of tax credit
     adjusters                                $    133,483,117

     Acquisition costs of operating limited
     partnerships                                   22,387,381

     Cumulative distributions from
     operating limited partnerships                   (433,776)

     Cumulative losses from operating
     limited partnerships                          (94,596,745)
                                               ----------------
     Investment in operating limited
     partnerships per balance sheet                 60,839,977

     The partnership (has recorded) or has
     not recorded capital contributions to
     the operating limited partnerships
     during the year ended March 31, 1998,
     which (have not) have been included in
     the partnerships' capital accounts
     included in the operating limited
     partnerships' financial statements as
     of December 31, 1997 (See note A)              (2,619,980)

     The partnership has recorded
     acquisition costs at March 31, 1998,
     which have not been recorded in the
     net assets of the operating limited
     partnerships (see note A)                      (2,577,204)

     Cumulative losses from operating
     limited partnerships for the three
     months ended  March 31, 1998, which
     the operating limited partnerships
     have not included in their capital as
     of December 31, 1997 due to different
     year ends (see note A)                          5,109,374

     Equity in loss of operating limited
     partnerships not recognizable under
     the equity method of accounting (see
     note A)                                        (9,596,954)

     The partnership has recorded low-
     income housing tax credit adjusters
     not recorded by operating limited
     partnerships (see note A)                       1,524,819

     Other                                              97,038
                                               ----------------
     Equity per operating limited
     partnerships' combined financial
     statements                               $     52,777,070
                                               ================

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The   partnership's   investments   in   operating   limited
     partnerships at March 31, 1998 are summarized as follows:

                                                   Series 7
Series 9           Series 10
                                               ----------------
----------------   ----------------
     Capital contributions paid and to be
     paid to operating limited
     partnerships, net of tax credit
     adjusters                                $      7,486,177
$     29,796,871   $     17,581,651

     Acquisition costs of operating limited
     partnerships                                    1,302,313
5,201,737          2,958,341

     Cumulative distributions from
     operating limited partnerships                     (2,258)
(43,005)           (23,359)

     Cumulative losses from operating
     limited partnerships                           (7,300,906)
(24,133,896)       (12,305,174)
                                               ----------------
----------------   ----------------
     Investment in operating limited
     partnerships per balance sheet                  1,485,326
10,821,707          8,211,459

     The partnership (has recorded) or has
     not recorded capital contributions to
     the operating limited partnerships
     during the year ended March 31, 1998,
     which (have not) have been included in
     the partnerships' capital accounts
     included in the operating limited
     partnerships' financial statements as
     of December 31, 1997 (see note A)                  24,274
(339,406)           (11,530)

     The partnership has recorded
     acquisition costs at March 31, 1998,
     which have not been recorded in the
     net assets of the operating limited
     partnerships (see note A)                        (461,143)
(185,244)            (9,836)

     Cumulative losses from operating
     limited partnerships for the three
     months ended March 31, 1998, which the
     operating limited partnerships have
     not included in their capital as of
     December 31, 1997 due to different
     year ends (see note A)                            125,066
1,134,799            776,692

     Equity in loss of operating limited
     partnerships not recognizable under
     the equity method of accounting (see
     note A)                                        (2,854,029)
(2,967,867)        (1,137,095)

     The partnership has recorded low-
     income housing tax credit adjusters
     not recorded by operating limited
     partnerships (see note A)                         (11,992)
231,710             93,713

     Other                                             (10,630)
38,185            (46,363)
                                               ----------------
----------------   ----------------
     Equity per operating limited
     partnerships' combined financial
     statements                               $     (1,703,128)
$      8,733,884   $      7,877,040
                                               ================
================   ================

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The   partnership's   investments   in   operating   limited
     partnerships at March 31, 1998 are summarized as follows:

                                                   Series 11
Series 12          Series 14
                                               ----------------
----------------   ----------------
     Capital contributions paid and to be
     paid to operating limited
     partnerships, net of tax credit
     adjusters                                $     17,701,870
$     21,394,399   $     39,522,149

     Acquisition costs of operating limited
     partnerships                                    3,069,084
3,398,377          6,457,529

     Cumulative distributions from
     operating limited partnerships                   (239,296)
(29,166)           (96,692)

     Cumulative losses from operating
     limited partnerships                          (10,658,716)
(14,177,769)       (26,020,284)
                                               ----------------
----------------   ----------------
     Investment in operating limited
     partnerships per balance sheet                  9,872,942
10,585,841         19,862,702

     The partnership (has recorded) or has
     not recorded capital contributions to
     the operating limited partnerships
     during the year ended March 31, 1998,
     which (have not) have been included in
     the partnerships' capital accounts
     included in the operating limited
     partnerships' financial statements as
     of December 31, 1997 (see note A)                (231,881)
(602,177)        (1,459,260)

     The partnership has recorded
     acquisition costs at March 31, 1998,
     which have not been recorded in the
     net assets of the operating limited
     partnerships (see note A)                        (519,482)
(315,858)        (1,085,641)

     Cumulative losses from operating
     limited partnerships for the three
     months ended March 31, 1998, which the
     operating limited partnerships have
     not included in their capital as of
     December 31, 1997 due to different
     year ends (see note A)                            721,702
613,706          1,737,409

     Equity in loss of operating limited
     partnerships not recognizable under
     the equity method of accounting (see
     note A)                                        (1,049,548)
(654,438)          (933,977)

     The partnership has recorded low-
     income housing tax credit adjusters
     not recorded by operating limited
     partnerships (see note A)                         106,366
148,948            956,074

     Other                                             199,237
49,178           (132,569)
                                               ----------------
----------------   ----------------
     Equity per operating limited
     partnerships' combined financial
     statements                               $      9,099,336
$      9,825,200   $     18,944,738
                                               ================
================   ================

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1998 are as follows:

                                       COMBINED SUMMARIZED
BALANCE SHEETS

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------
                     ASSETS

     Buildings and improvements, net of
        accumulated depreciation            $  470,746,747  $
19,649,392  $   91,679,633 $    56,388,858

     Land                                       30,949,581
1,791,570       5,955,503       4,034,075

     Other assets                               39,468,908
1,670,285       6,865,208       6,366,201
                                             --------------  ----
----------  --------------  --------------
                                            $  541,165,236  $
23,111,247  $  104,500,344 $    66,789,134
                                             ==============
==============  ==============  ==============

        LIABILITIES AND PARTNERS' CAPITAL

     Mortgage and construction loans
        payable                             $  413,099,270  $
18,383,181  $   86,003,433 $    54,921,845

     Accounts payable and accrued expenses      12,636,440
1,874,807       3,039,615         811,724

     Other liabilities                          27,904,011
1,054,659       6,268,182       2,496,822
                                             --------------  ----
----------  --------------  --------------
                                               453,639,721
21,312,647      95,311,230      58,230,391
                                             --------------  ----
----------  --------------  --------------
     PARTNERS' CAPITAL

        Boston Capital Tax Credit Fund II
            Limited Partnership                 43,716,434
(796,890)      7,209,455       6,418,859

        Other partners                          43,809,081
2,595,490       1,979,659       2,139,884
                                             --------------  ----
----------  --------------  --------------
                                                87,525,515
1,798,600       9,189,114       8,558,743
                                             --------------  ----
----------  --------------  --------------
                                            $  541,165,236  $
23,111,247  $  104,500,344 $    66,789,134
                                             ==============
==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1998 are as follows:

                                 COMBINED SUMMARIZED BALANCE
SHEETS - CONTINUED


Series 11       Series 12       Series 14
                                                             ----
----------  --------------  --------------
                     ASSETS

     Buildings and improvements, net of
        accumulated depreciation                            $
57,044,037  $   84,080,624 $   161,904,203

     Land
3,234,637       4,814,335      11,119,461

     Other assets
6,145,603       5,917,871      12,503,740
                                                             ----
----------  --------------  --------------
                                                            $
66,424,277  $   94,812,830 $   185,527,404

==============  ==============  ==============

        LIABILITIES AND PARTNERS' CAPITAL

     Mortgage and construction loans
        payable                                             $
51,523,462  $   66,652,443 $   135,614,906

     Accounts payable and accrued expenses
1,651,786       1,879,191       3,379,317

     Other liabilities
2,635,157       5,668,309       9,780,882
                                                             ----
----------  --------------  --------------

55,810,405      74,199,943     148,775,105
                                                             ----
----------  --------------  --------------
     PARTNERS' CAPITAL

        Boston Capital Tax Credit Fund II
            Limited Partnership
7,422,413       8,126,358      15,336,239

        Other partners
3,191,459      12,486,529      21,416,060
                                                             ----
----------  --------------  --------------

10,613,872      20,612,887      36,752,299
                                                             ----
----------  --------------  --------------
                                                            $
66,424,277  $   94,812,830 $   185,527,404

==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows

                                       COMBINED SUMMARIZED
BALANCE SHEETS

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------
                     ASSETS

     Buildings and improvements, net of
        accumulated depreciation            $  490,567,380  $
20,683,120  $   95,427,592 $    59,805,436

     Land                                       31,344,813
1,871,570       6,035,503       4,073,162

     Other assets                               37,442,703
1,560,626       6,800,768       6,299,213
                                             --------------  ----
----------  --------------  --------------
                                            $  559,354,896  $
24,115,316  $  108,263,863 $    70,177,811
                                             ==============
==============  ==============  ==============

        LIABILITIES AND PARTNERS' CAPITAL

     Mortgage and construction loans
        payable                             $  418,158,409  $
19,437,579  $   87,183,047 $    56,450,825

     Accounts payable and accrued expenses      11,890,156
2,555,081       3,575,180         680,340

     Other liabilities                          31,438,442
2,081,135       7,466,222       2,759,457
                                             --------------  ----
----------  --------------  --------------
                                               461,487,007
24,073,795      98,224,449      59,890,622
                                             --------------  ----
----------  --------------  --------------
     PARTNERS' CAPITAL

        Boston Capital Tax Credit Fund II
            Limited Partnership                 52,777,070
(1,703,128)      8,733,884       7,877,040

        Other partners                          45,090,819
1,744,649       1,305,530       2,410,149
                                             --------------  ----
----------  --------------  --------------
                                                97,867,889
41,521      10,039,414      10,287,189
                                             --------------  ----
----------  --------------  --------------
                                            $  559,354,896  $
24,115,316  $  108,263,863 $    70,177,811
                                             ==============
==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows:

                          COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------
                     ASSETS

     Buildings and improvements, net of
        accumulated depreciation              $    59,638,023 $
87,252,862 $  167,760,347

     Land                                           3,234,637
5,010,480     11,119,461

     Other assets                                   5,707,901
5,639,803     11,434,392
                                                --------------  -
------------- --------------
                                              $    68,580,561 $
97,903,145 $  190,314,200
                                                ==============
============== ==============

        LIABILITIES AND PARTNERS' CAPITAL

     Mortgage and construction loans
        payable                               $    51,903,045 $
67,131,203 $  136,052,710

     Accounts payable and accrued expenses          1,568,909
1,612,020      1,898,626

     Other liabilities                              2,458,523
5,779,176     10,893,929
                                                --------------  -
------------- --------------
                                                   55,930,477
74,522,399    148,845,265
                                                --------------  -
------------- --------------
     PARTNERS' CAPITAL

        Boston Capital Tax Credit Fund II
            Limited Partnership                     9,099,336
9,825,200     18,944,738

        Other partners                              3,550,748
13,555,546     22,524,197
                                                --------------  -
------------- --------------
                                                   12,650,084
23,380,746     41,468,935
                                                --------------  -
------------- --------------
                                              $    68,580,561 $
97,903,145 $  190,314,200
                                                ==============
============== ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized statements of operations of the operating limited partnerships for the year ended December
     31, 1998 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1998 are as follows:

                                  COMBINED SUMMARIZED STATEMENTS
OF OPERATIONS

                                          Year ended December 31,
1998

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------
     Revenue
        Rental                              $   63,067,266  $
3,240,722  $   11,870,861 $     8,421,594
        Interest and other                       3,010,138
88,834         485,529         501,077
                                             --------------  ----
----------  --------------  --------------
                                                66,077,404
3,329,556      12,356,390       8,922,671
                                             --------------  ----
----------  --------------  --------------
     Expenses
        Interest                                23,361,238
1,390,973       4,500,805       2,634,032

        Depreciation and amortization           21,189,664
953,883       4,276,517       2,658,435

        Taxes and insurance                      8,011,780
376,056       1,624,176       1,196,074

        Repairs and maintenance                  9,864,025
536,549       1,742,286       1,359,913
        Operating expenses                      17,493,847
892,398       3,475,753       2,256,682
        Other expenses                           2,034,680
59,706         272,674         313,704
                                             --------------  ----
----------  --------------  --------------
                                                81,955,234
4,209,565      15,892,211      10,418,840
                                             --------------  ----
----------  --------------  --------------
               NET LOSS                     $  (15,877,830) $
(880,009) $   (3,535,821)$    (1,496,169)
                                             ==============
==============  ==============  ==============

     Net loss allocated to Boston Capital
        Tax Credit Fund II Limited
        Partnership*                        $  (11,656,960) $
(574,528) $   (2,694,524)$    (1,470,493)
                                             ==============
==============  ==============  ==============

     Net loss allocated to other partners   $   (4,220,870) $
(305,481) $     (841,297)$       (25,676)
                                             ==============
==============  ==============  ==============

     *  Amounts  include  $318,868, $957,796, $572,903, $735,777,
        $568,414 and $1,004,849 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of l o s s not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized statements of operations of the operating limited partnerships for the year ended December
     31, 1998 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1998 are as follows:

                     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
- CONTINUED

                                   Year ended December 31, 1998

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------
     Revenue
        Rental                                $     7,960,379 $
10,629,613 $   20,944,097
        Interest and other                            352,770
493,222      1,088,706
                                                --------------  -
------------- --------------
                                                    8,313,149
11,122,835     22,032,803
                                                --------------  -
------------- --------------
     Expenses
        Interest                                    2,796,288
4,000,114      8,039,026

        Depreciation and amortization               2,819,218
3,619,178      6,862,433

        Taxes and insurance                         1,042,386
1,322,863      2,450,225

        Repairs and maintenance                     1,265,737
1,649,934      3,309,606

        Operating expenses                          2,229,347
2,926,005      5,713,662
        Other expenses                                129,579
364,196        894,821
                                                --------------  -
------------- --------------
                                                   10,282,555
13,882,290     27,269,773
                                                --------------  -
------------- --------------
               NET LOSS                       $    (1,969,406)$
(2,759,455)$   (5,236,970)
                                                ==============
============== ==============

     Net income (loss) allocated to Boston
        Capital Tax Credit Fund II Limited
        Partnership*                          $    (1,666,938)$
(1,690,694)$   (3,559,783)
                                                ==============
============== ==============

     Net loss allocated to other partners     $      (302,468)$
(1,068,761)$   (1,677,187)
                                                ==============
============== ==============


     *  Amounts  include  $318,868, $957,796, $572,903, $735,777,
        $568,414 and $1,004,849 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized statements of operations of the operating limited partnerships for the year ended December
     31, 1997 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows:

                                  COMBINED SUMMARIZED STATEMENTS
OF OPERATIONS

                                          Year ended December 31,
1997

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------
     Revenue
        Rental                              $   60,866,377  $
3,005,781  $   11,454,200 $     8,322,402
        Interest and other                       3,044,223
127,508         894,873         450,055
                                             --------------  ----
----------  --------------  --------------
                                                63,910,600
3,133,289      12,349,073       8,772,457
                                             --------------  ----
----------  --------------  --------------
     Expenses
        Interest                                23,080,731
1,212,064       4,653,093       2,836,343

        Depreciation and amortization           21,881,301
1,006,534       4,392,318       2,876,203

        Taxes and insurance                      7,907,163
393,005       1,657,582       1,171,139

        Repairs and maintenance                  9,379,705
596,308       1,688,160       1,251,379
        Operating expenses                      17,506,671
981,168       3,281,675       2,311,856
        Other expenses                           1,645,450
58,827         395,456         185,945
                                             --------------  ----
----------  --------------  --------------
                                                81,401,021
4,247,906      16,068,284      10,632,865
                                             --------------  ----
----------  --------------  --------------
               NET LOSS                     $  (17,490,421) $
(1,114,617) $   (3,719,211)$    (1,860,408)
                                             ==============
==============  ==============  ==============

     Net loss allocated to Boston Capital
        Tax Credit Fund II Limited
        Partnership*                        $  (12,084,411) $
(719,926) $   (2,638,120)$    (1,511,279)
                                             ==============
==============  ==============  ==============

     Net loss allocated to other partners   $   (5,406,010) $
(394,691) $   (1,081,091)$      (349,129)
                                             ==============
==============  ==============  ==============

     *  Amounts  include  $433,884, $938,335, $503,174, $560,616,
        $450,482 and $624,486 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of l o s s not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized statements of operations of the operating limited partnerships for the year ended December
     31, 1997 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1997 are as follows:

                     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
- CONTINUED

                                   Year ended December 31, 1997

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------
     Revenue
        Rental                                $     7,846,610 $
9,757,092 $   20,480,292
        Interest and other                            359,822
418,119        793,846
                                                --------------  -
------------- --------------
                                                    8,206,432
10,175,211     21,274,138
                                                --------------  -
------------- --------------
     Expenses
        Interest                                    2,794,082
3,550,707      8,034,442

        Depreciation and amortization               2,983,261
3,753,430      6,869,555

        Taxes and insurance                         1,022,372
1,291,332      2,371,733

        Repairs and maintenance                     1,204,789
1,499,444      3,139,625

        Operating expenses                          2,175,920
2,925,854      5,830,198
        Other expenses                                 87,129
298,739        619,354
                                                --------------  -
------------- --------------
                                                   10,267,553
13,319,506     26,864,907
                                                --------------  -
------------- --------------
               NET LOSS                       $    (2,061,121)$
(3,144,295)$   (5,590,769)
                                                ==============
============== ==============

     Net income (loss) allocated to Boston
        Capital Tax Credit Fund II Limited
        Partnership*                          $    (1,757,926)$
(1,800,729)$   (3,656,431)
                                                ==============
============== ==============

     Net loss allocated to other partners     $      (303,195)$
(1,343,566)$   (1,934,338)
                                                ==============
============== ==============


     *  Amounts  include  $433,884, $938,335, $503,174, $560,616,
        $450,482 and $624,486 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized statements of operations of the operating limited partnerships for the year ended December
     31, 1996 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:

                                  COMBINED SUMMARIZED STATEMENTS
OF OPERATIONS

                                          Year ended December 31,
1996

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------
     Revenue
        Rental                              $   58,961,658  $
2,949,168  $   11,010,403 $     8,155,351
        Interest and other                       2,411,868
148,591         502,216         354,109

        Gain on extinguishment of debt          16,082,731
7,086,275               -               -
                                             --------------  ----
----------  --------------  --------------
                                                77,456,257
10,184,034      11,512,619       8,509,460
                                             --------------  ----
----------  --------------  --------------
     Expenses
        Interest                                22,585,425
1,248,725       4,353,890       2,731,337

        Depreciation and amortization           24,446,031
1,659,202       4,572,101       2,886,971

        Taxes and insurance                      7,813,912
394,466       1,694,007       1,133,757

        Repairs and maintenance                  8,456,129
497,519       1,546,652       1,108,104
        Operating expenses                      17,164,115
928,994       3,309,520       2,282,111
        Impairment loss                         21,537,150
10,768,575       2,344,000               -
        Other expenses                           1,611,433
153,563         222,707         203,371
                                             --------------  ----
----------  --------------  --------------
                                               103,614,195
15,651,044      18,042,877      10,345,651
                                             --------------  ----
----------  --------------  --------------
               NET LOSS                     $  (26,157,938) $
(5,467,010) $   (6,530,258)$    (1,836,191)
                                             ==============
==============  ==============  ==============

     Net loss allocated to Boston Capital
        Tax Credit Fund II Limited
        Partnership*                        $  (15,273,526) $
(3,057,372) $   (4,374,517)$    (1,578,005)
                                             ==============
==============  ==============  ==============

     Net loss allocated to other partners   $  (10,884,412) $
(2,409,638) $   (2,155,741)$      (258,186)
                                             ==============
==============  ==============  ==============


     *  Amounts   include   $1,931,030,   $1,713,703,   $411,077,
        $399,572,  $169,086  and $184,060 for Series 7, Series 9,
        Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
           (Continued)

     The combined summarized statements of operations of the operating limited partnerships for the year ended December
     31, 1996 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1996 are as follows:

                     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
- CONTINUED

                                   Year ended December 31, 1996

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------
     Revenue
        Rental                                $     7,651,444 $
9,513,804 $   19,681,488
        Interest and other                            323,198
381,167        702,587

        Gain on extinguishment of debt              1,910,181
-      7,086,275
                                                --------------  -
------------- --------------
                                                    9,884,823
9,894,971     27,470,350
                                                --------------  -
------------- --------------
     Expenses
        Interest                                    2,824,169
3,670,176      7,757,128

        Depreciation and amortization               2,979,535
4,341,452      8,006,770

        Taxes and insurance                           996,614
1,282,895      2,312,173

        Repairs and maintenance                     1,016,852
1,305,890      2,981,112

        Operating expenses                          2,041,473
2,817,436      5,784,581
        Impairment loss                                     -
-      8,424,575
        Other expenses                                113,355
320,894        597,543
                                                --------------  -
------------- --------------
                                                    9,971,998
13,738,743     35,863,882
                                                --------------  -
------------- --------------
               NET LOSS                       $       (87,175)$
(3,843,772)$   (8,393,532)
                                                ==============
============== ==============

     Net income (loss) allocated to Boston
        Capital Tax Credit Fund II Limited
        Partnership*                          $       179,458 $
(2,108,851)$   (4,334,239)
                                                ==============
============== ==============

     Net loss allocated to other partners     $      (266,633)$
(1,734,921)$   (4,059,293)
                                                ==============
============== ==============

     *  Amounts   include   $1,931,030,   $1,713,703,   $411,077,
        $399,572,  $169,086  and $184,060 for Series 7, Series 9,
        Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN

     For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------
     Net loss for financial reporting
        purposes, March 31, 1999            $  (10,565,579) $
(639,464) $   (2,329,262)$    (1,268,154)

     Operating limited partnership rents
        received in advance                        (11,787)
693          (5,610)             38

     Partnership management fees not
        recognized for tax purposes              2,509,932
113,148         575,784         355,512

     Other                                        (203,938)
31,050        (205,861)        (44,702)

     Operating limited partnership loss not
        allowed for financial reporting
        under equity method of accounting       (4,158,607)
(318,868)       (957,796)       (572,903)

     Impairment loss in investment in
        operating limited partnership              468,736
255,418               -               -

     Excess of tax depreciation over book
        depreciation on operating limited
        partnership assets                      (1,917,992)
(331,770)       (357,918)       (139,023)

     Loss on disposal of investment in
        operating limited partnership              235,446
-               -         235,446

     Difference due to fiscal year for book
        purposes and calendar year for tax
        purposes                                   (46,980)
1,196           3,813          (7,234)
                                             --------------  ----
----------  --------------  --------------

     Income (loss) for tax return purposes,
        December 31, 1998                   $  (13,690,769) $
(888,597) $   (3,276,850)$    (1,441,020)
                                             ==============
==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------
     Net loss for financial reporting
        purposes, March 31, 1999              $    (1,345,304)$
(1,658,567)$   (3,324,828)

     Operating limited partnership rents
        received in advance                                 -
107         (7,015)

     Partnership management fees not
        recognized for tax purposes                   325,680
383,268        756,540

     Other                                            190,235
108,251       (282,911)

     Operating limited partnership loss not
        allowed for financial reporting
        under equity method of accounting            (735,777)
(568,414)    (1,004,849)

     Impairment loss in investment in
        operating limited partnership                  84,701
128,617              -

     Excess of tax depreciation over book
        depreciation on operating limited
        partnership assets                           (142,108)
(315,656)      (631,517)

     Loss on disposal of investment in
        operating limited partnership                       -
-              -

     Difference due to fiscal year for book
        purposes and calendar year for tax
        purposes                                       (2,942)
(4,753)       (37,060)
                                                --------------  -
------------- --------------

     Income (loss) for tax return purposes,
        December 31, 1998                     $    (1,625,515)$
(1,927,147)$   (4,531,640)
                                                ==============
============== ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------

     Net income (loss) for financial
        reporting purposes, March 31, 1998  $  (11,313,561) $
(421,474) $   (2,299,343)$    (1,391,350)

     Operating limited partnership rents
        received in advance                          8,213
(2,682)          9,078          (1,127)

     Partnership management fees not
        recognized for tax purposes              2,509,932
113,148         575,784         355,512

     Other                                        (802,323)
187,685        (250,638)        (25,546)

     Operating limited partnership loss not
        allowed for financial reporting
        under equity method of accounting       (3,510,977)
(433,884)       (938,335)       (503,174)

     Excess of tax depreciation over book
        depreciation on operating limited
        partnership assets                      (1,880,059)
(260,145)       (342,599)       (126,715)

     Difference due to fiscal year for book
        purposes and calendar year for tax
        purposes                                    28,560
(84)          5,231           5,525

     Impairment loss not recognized for tax
        purposes                                         -
-               -               -
                                             --------------  ----
----------  --------------  --------------

     Income (loss) for tax return purposes,
        December 31, 1997                   $  (14,960,215) $
(817,436) $   (3,240,822)$    (1,686,875)
                                             ==============
==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------

     Net income (loss) for financial
        reporting purposes, March 31, 1998    $    (1,549,286)$
(1,794,581)$   (3,857,527)

     Operating limited partnership rents
        received in advance                              (138)
(1,742)         4,824

     Partnership management fees not
        recognized for tax purposes                   325,680
383,268        756,540

     Other                                             50,360
(164,594)      (599,590)

     Operating limited partnership loss not
        allowed for financial reporting
        under equity method of accounting            (560,616)
(450,482)      (624,486)

     Excess of tax depreciation over book
        depreciation on operating limited
        partnership assets                           (162,458)
(393,680)      (594,462)

     Difference due to fiscal year for book
        purposes and calendar year for tax
        purposes                                         (768)
1,677         16,979

     Impairment loss not recognized for tax
        purposes                                            -
-              -
                                                --------------  -
------------- --------------

     Income (loss) for tax return purposes,
        December 31, 1997                     $    (1,897,226)$
(2,420,134)$   (4,897,722)
                                                ==============
============== ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------

     Net income (loss) for financial
        reporting purposes, March 31, 1997  $  (13,090,940) $
(1,259,510) $   (3,246,263)$    (1,541,522)

     Operating limited partnership rents
        received in advance                        (68,776)
174         (54,803)         (2,360)

     Partnership management fees not
        recognized for tax purposes              2,538,800
113,700         589,293         371,400

     Tax exempt interest income                   (105,477)
-               -               -

     Other                                       3,285,917
3,040,622               -         (66,003)

     Operating limited partnership loss not
        allowed for financial reporting
        under equity method of accounting       (4,808,528)
(1,931,030)     (1,713,703)       (411,077)

     Excess of tax depreciation over book
        depreciation on operating limited
        partnership assets                      (1,539,602)
(42,774)       (265,391)       (141,482)

     Difference due to fiscal year for book
        purposes and calendar year for tax
        purposes                                   675,015
868       1,491,187         (21,904)

     Impairment loss not recognized for tax
        purposes                                 6,953,234
2,873,020       1,031,360               -
                                             --------------  ----
----------  --------------  --------------

     Income (loss) for tax return purposes,
        December 31, 1996                   $   (6,160,357) $
2,795,070  $   (2,168,320)$    (1,812,948)
                                             ==============
==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     For income tax purposes, the partnership reports using a December 31 year end. The partnership's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 is reconciled as follows:

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------

     Net income (loss) for financial
        reporting purposes, March 31, 1997    $       244,669 $
(2,368,354)$   (4,919,960)

     Operating limited partnership rents
        received in advance                                 -
(9,471)        (2,316)

     Partnership management fees not
        recognized for tax purposes                   325,680
383,268        755,459

     Tax exempt interest income                             -
-       (105,477)

     Other                                            144,689
11,193        155,416

     Operating limited partnership loss not
        allowed for financial reporting
        under equity method of accounting            (399,572)
(169,086)      (184,060)

     Excess of tax depreciation over book
        depreciation on operating limited
        partnership assets                           (128,565)
(295,913)      (665,477)

     Difference due to fiscal year for book
        purposes and calendar year for tax
        purposes                                       26,617
5,473       (827,226)

     Impairment loss not recognized for tax
        purposes                                            -
-      3,048,854
                                                --------------  -
------------- --------------

     Income (loss) for tax return purposes,
        December 31, 1996                     $       213,518 $
(2,442,890)$   (2,744,787)
                                                ==============
============== ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------

     Investment in operating limited
        partnerships - tax return December
        31, 1998                            $   40,781,686  $
2,824,905  $    4,959,720 $     5,537,169

     Add back losses not recognized under
        the equity method                       13,755,561
3,172,897       3,925,663       1,709,998

     Historic tax credits                        5,105,527
1,819,802         240,250               -

     Impairment loss in investment in
        operating limited partnership           (5,109,374)
(125,066)     (1,134,799)       (776,692)

     Less share of loss - three months
        ended March 31, 1999                      (468,736)
(255,418)              -               -

     Impairment loss not recognized for tax
        purposes                                (6,953,234)
(2,873,020)     (1,031,360)              -

     Other                                       5,705,186
(3,589,852)      2,124,256         835,477
                                             --------------  ----
----------  --------------  --------------

     Investment in operating limited
        partnerships - as reported, March
        31, 1999                            $   52,816,616  $
974,248  $    9,083,730 $     7,305,952
                                             ==============
==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------

     Investment in operating limited
        partnerships - tax return December
        31, 1998                              $     6,303,415 $
7,004,941 $   14,151,536

     Add back losses not recognized under
        the equity method                           1,785,325
1,222,852      1,938,826

     Historic tax credits                           1,281,688
-      1,763,787

     Less share of loss - three months
        ended March 31, 1999                         (721,702)
(613,706)    (1,737,409)

     Impairment loss in investment in
        operating limited partnership                 (84,701)
(128,617)             -

     Impairment loss not recognized for tax
        purposes                                            -
-     (3,048,854)

     Other                                            255,019
1,853,094      4,227,192
                                                --------------  -
------------- --------------

     Investment in operating limited
        partnerships - as reported, March
        31, 1999                              $     8,819,044 $
9,338,564 $   17,295,078
                                                ==============
============== ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                  Total
Series 7        Series 9        Series 10
                                             --------------  ----
----------  --------------  --------------

     Investment in operating limited
        partnerships - tax return December
        31, 1997                            $   54,366,018  $
3,699,459  $    8,224,889 $     6,955,886

     Add back losses not recognized under
        the equity method                        9,596,954
2,854,029       2,967,867       1,137,095

     Historic tax credits                        5,105,527
1,819,802         240,250               -

     Less share of loss - three months
        ended March 31, 1998                    (5,109,374)
(125,066)     (1,134,799)       (776,692)

     Impairment loss not recognized for tax
        purposes                                (6,953,234)
(2,873,020)     (1,031,360)              -

     Other                                       3,834,086
(3,889,878)      1,554,860         895,170
                                             --------------  ----
----------  --------------  --------------

     Investment in operating limited
        partnerships - as reported, March
        31, 1998                            $   60,839,977  $
1,485,326  $   10,821,707 $     8,211,459
                                             ==============
==============  ==============  ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE  D  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
              (LOSS) TO TAX RETURN (Continued)

     The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                   Series 11
Series 12      Series 14
                                                --------------  -
------------- --------------

     Investment in operating limited
        partnerships - tax return December
        31, 1997                              $     7,937,986 $
8,896,024 $   18,651,774

     Add back losses not recognized under
        the equity method                           1,049,548
654,438        933,977

     Historic tax credits                           1,281,688
-      1,763,787

     Less share of loss - three months
        ended March 31, 1998                         (721,702)
(613,706)    (1,737,409)

     Impairment loss not recognized for tax
        purposes                                            -
-     (3,048,854)

     Other                                            325,422
1,649,085      3,299,427
                                                --------------  -
------------- --------------

     Investment in operating limited
        partnerships - as reported, March
        31, 1998                              $     9,872,942 $
10,585,841 $   19,862,702
                                                ==============
============== ==============

       Boston Capital Tax Credit Fund II Limited Partnership
                   Series 7, 9 through 12, and 14

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   March 31, 1999, 1998 and 1997

  NOTE E - CASH EQUIVALENTS

     Cash equivalents of $527,993 and $661,174 as of March 31, 1999 and 1998, respectively, include tax-exempt sweep accounts, certificates of deposit, and money market accounts with interest at rates ranging 2.25% to 5.3% per annum.

  NOTE F - NOTES RECEIVABLE

     Notes receivable at March 31, 1999 and 1998, consist of advance installments of capital contributions and/or advances made to operating limited partnerships of $543,584 and $604,695, respectively. The Series 12 notes, $-0- and $61,111 at March 31, 1999 and 1998, respectively, are noninterest bearing and due on demand. The Series 14 notes, $543,584 and $543,584 at March 31, 1999 and 1998, respectively, are noninterest bearing and due on demand. The carrying value of the notes receivable approximates fair value.

  NOTE G - INVESTMENTS HELD TO MATURITY

     Investments held to maturity at March 31, 1999 and 1998, consist of certificates of deposit totaling $1,060,192 and $ 9 17,497, respectively. The certificates of deposit relating to each year mature within the next 12 months with interest rates ranging from 5.30% to 5.65% per annum.

     Proceeds from redemptions of investments during the year ended March 31, 1999 were $944,428.

  NOTE H - CONTINGENCY

     Woodfield Commons, an operating limited partnership, is in receipt of a 60-Day letter issued by the IRS stating that the partnership has not met certain IRC Section 42 requirements. The finding was the result of an IRS audit of the partnership's tenant files. The IRS has proposed an
     adjustment   that   would  disallow  the  partnership  from
     utilizing certain past or future credits. The Operating General Partner and its Counsel are in the process of filing an appeal to the finding of the IRS, and do not anticipate an outcome that will have a material effect on the financial statements. Accordingly, no adjustment has been made in accompanying financial statements.

                                F-74


                              Boston Capital Tax Credit Fund II
Limited Partnership - Series 7
                                  Schedule III - Real Estate and
Accumulated Depreciation
                                                     March 31,
1999

                                         Subsequent
                          Initial       capitalized     Gross
amount at which
                       cost to company    costs**     carried at
close of period
                          ---------------  -----------
-----------------------------
                                Buildings
Buildings                Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and
im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land
provemnts      Total     ciation   Date    Date    Life
----------------------------------------------------------------------
-----------------------------------------------------
Bowditch
School     1,622,807    65,961  4,818,466     75,906     65,961
4,894,372    4,960,333   1,384,366  12/89  12/89       34

Briarwood
Apts LP      622,916    44,500    747,246     25,599     44,500
772,845      817,345     291,721  12/89  12/89   5-27.5

Buckner
Prop LP      618,119    27,500    771,030     16,550     27,500
787,580      815,080     312,294   3/89  12/89   5-27.5

Creekside  1,088,820    89,016  1,290,616        211     89,016
1,290,827    1,379,843     202,318   9/89   6/89   5-27.5

Deer Hill
II LP      1,476,070   103,000  1,424,556    337,809    103,000
1,762,365    1,865,365     643,744   5/89   2/90   5-27.5

Hillandale 3,119,770   601,653  4,198,973  1,822,375    601,653
6,021,348    6,623,001   2,125,278   1/90  12/89   5-27.5

King City
Elderly    1,658,088   175,000  2,549,870     65,392    175,000
2,615,262    2,790,262     833,015  11/89   6/90     27.5

Lebanon
Prop II LP   572,358     3,000    730,187     10,998      3,000
741,185      744,185     281,199   7/89  12/89   5-27.5
                                                           F-75


                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Metropole
Apts
Assoc      2,164,291    82,800  2,621,625     51,040     82,800   2,672,665
2,755,465     870,041  12/89  12/89     27.5

New
Holland
Apts             -0-    80,000  3,269,700 (3,269,700)c      -0-         -0-
-0-         -0-   8/90   5/90       35

Oak Grove
Estates
LP           484,063    15,200    597,465     15,677     15,200     613,142
628,342     232,990   9/89  12/89     27.5

Oakview
LTD        1,125,970    35,280  1,375,820     84,616     35,280   1,460,436
1,495,716     409,176  10/89  12/89       40

Rosenberg
Hotel      1,811,122   452,000  7,434,335 (5,242,255)b  415,000   2,192,080
2,607,080     125,939   1/92   2/90     27.5

Westwood   1,410,139    96,600  1,355,174    354,818     96,660   1,709,992
1,806,652     626,936   7/90   7/90   5-27.5
Winfield
Prop II
LP           608,648    37,000    735,086     12,422     37,000     747,508
784,508     293,198   5/89  12/89   5-27.5
          ----------  -------- ----------  ---------  ---------  ----------   --
--------   ---------
          18,383,181 1,908,510 33,920,149 (5,638,542) 1,791,570  28,281,607
30,073,177   8,632,215
          ========== ========= ==========  =========  =========  ==========
==========   =========
                                                          F-76

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

a - Decrease due to a reallocation of acquisition costs.
b - Decrease due to building impairment in year ended December 31, 1997.
c - Financial statement not available. Refer to note in Results of Operations in Form 10-K for more information.

**There were no carrying costs as of December 31, 1998. The column has been ommitted for presentation purposes.




























                                                           F-77



Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7
Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 41,816,362
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,735,711
    Other.............................................          0
                                                       ----------
                                                                 $  1,735,711

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 43,552,073

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    147,543
    Other.............................................          0
                                                       ----------
                                                                 $    147,543
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 43,699,616
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     58,462
    Other.............................................          0
                                                       ----------
                                                                 $     58,462

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (261,992)
                                                       ----------
                                                                 $   (261,992)
                                                                  -----------
Balance at close of period - 03/31/95............................$ 43,496,086
                                            F-78

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
                                                              ------------
Balance at close of period - 03/31/98........................ $ 31,086,779

                                         F-79
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7

Reconciliation of Land, Building & Improvements current year changes-Continued


Balance at close of period - 03/31/98........................ $ 31,086,779

  Additions during period:
    Acquisitions through foreclosure............  $          0
    Other acquisitions............................           0
    Improvements, etc.............................      56,791
    Other.........................................           0
                                                   -----------
                                                              $     56,791
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................  (1,073,393)
                                                   -----------
                                                              $ (1,073,393)
                                                              ------------
Balance at close of period - 03/31/99........................ $ 30,073,177
                                                    ============






























                                       F-80

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

Balance at close of period - 3/31/93............................$ 3,672,377
  Current year expense................................$1,436,830
                                                       ---------

Balance at close of period - 3/31/94............................$ 5,109,207
  Current year expense................................$1,391,094
                                                       ---------

Balance at close of period - 3/31/95............................$ 6,500,301
  Current year expense................................$1,384,980
                                                       ---------

Balance at close of period - 3/31/96............................$ 7,885,281
  Current year expense................................$ (333,705)
                                                       ---------

Balance at close of period - 3/31/97............................$ 7,551,576
Current year expense................................$  980,513
                                                       ---------

Balance at close of period - 3/31/98............................$ 8,532,089
                                                                 ==========
  Current year expense................................$  100,126
                                                       ---------

Balance at close of period - 3/31/99............................$ 8,632,215
                                                                 ==========














                                        F-81


S>

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
438 Warren
St.          721,934    45,972  1,177,081     39,181     45,972   1,216,262
1,262,234     404,786   5/90   3/90       28

Beaver
Brook      1,182,450   135,070  1,395,155      5,942    135,070   1,401,097
1,536,167     517,417   5/90   4/90     27.5

Big Lake
Seniors      558,694    27,804    732,961          0     27,804     732,961
760,765      65,522   6/95   4/94   5-27.5

Blakely      945,712    50,000  1,159,403     27,320     50,000   1,186,723
1,236,723     411,795   5/90   5/90   5-27.5

Blanco Sr    518,510    40,147    679,816          0     40,147     679,816
719,963      77,553   9/94  12/93     7-40

Blooming-
dale       1,477,901   100,338  1,771,660      7,676    100,338   1,779,336
1,879,674     615,900   3/90   5/90   5-27.5

Breeze-
wood       1,426,808   114,000  1,784,173      4,415    114,000   1,788,588
1,902,588     603,074   5/90   5/90   7-27.5

Brooklyn   1,106,279     9,000  1,416,895     74,219      9,000   1,491,114
1,500,114     387,066   5/90   5/90   5-27.5
                                                          F-82

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Calif.
Inv.V      5,492,513   401,411 10,661,108     167,657    401,411  10,828,765
11,230,176   2,685,550   3/90   3/90       35

Cambridge  1,132,472    99,974  1,381,815       2,550     99,974   1,384,365
1,484,339     484,474   1/90   4/90   7-27.5
Cedar
Rapids     4,379,835   294,600  7,692,319     230,139    294,600   7,922,458
8,217,058   2,591,617   6/90   4/90   7-27.5

Corinth    1,487,949    53,351  1,865,231      69,548     53,351   1,934,779
1,988,130     661,475   2/90   4/90   5-27.5

Cotton Mill
Assoc.     1,477,350    75,000  1,730,384      17,491     75,000   1,747,875
1,822,875     305,767   7/93  10/92   5-27.5

Fawn
River      3,693,439    77,000  4,396,993     497,959     77,000   4,894,952
4,971,952   1,428,166  10/90  10/90     27.5

Fountain
Green        707,838    68,134    880,440       5,125     68,134     885,565
953,699     289,516   5/90   6/90     27.5

Glenwood
Hotel        735,954    25,000  1,128,486      10,400     25,000   1,138,886
1,163,886     382,128   6/90   6/90   7-27.5

Greenwich  1,481,124    85,197  1,862,476      87,253     85,197   1,949,729
2,034,926     641,591   2/90   4/90   5-27.5

Grifton    1,253,867    35,393  1,170,847     367,089     35,393   1,537,936
1,573,329     205,707   2/94   9/93   7-27.5


                                                         F-83
                               Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-  struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation  Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Hacienda
Villa      3,871,423   233,165  7,304,446    204,626    233,165   7,509,072
7,742,237   1,704,525   1/90   4/90       40

Haines
City       1,436,748   100,000  1,709,218     19,843    100,000   1,729,061
1,829,061     613,376   2/90   4/90     27.5

Hernando   1,483,797    70,000  1,975,766      8,818     70,000   1,984,584
2,054,584     676,741   7/90   6/90     27.5

Hobe
Sound      2,793,221   261,000  3,482,634     29,920    261,000   3,512,554
3,773,554   1,195,066   4/90   4/90     27.5

Immokalee  2,190,380   160,000  2,732,134     10,354    160,000   2,742,488
2,902,488     683,163   5/90   5/90   7-27.5

Kristin
Park       1,389,295   117,179  1,694,459     42,659    117,179   1,737,118
1,854,297     427,550   6/90   3/90     27.5

Le Grande
Enterprise 1,736,822    13,090  2,232,493          0     67,500   2,232,493
2,299,993     264,576  10/93  11/92     5-50

Long-
meadow     1,478,983    95,000  1,765,749      9,057     95,000   1,774,806
1,869,806     402,546   8/90   8/90    10-40

Maywood    1,499,427    53,000  1,961,139      8,867     53,000   1,970,006
2,023,006     646,326   7/90   3/90   5-27.5

Meadow
run          639,341    44,400    784,163      6,398     44,400     790,561
834,961     272,273   5/90   5/90     27.5
                                                          F-84
                               Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-   Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Meadow-
crest      2,885,424   286,065  4,982,274     51,161    286,065   5,033,435
5,319,500   1,770,960  10/90   9/90   5-27.5

Newfane
Senior       983,278    30,000  1,211,708     12,621     30,000   1,224,329
1,254,329     327,411   9/92  10/92   5-27.5

New
Holland            0    80,000  3,269,700 (3,269,700)b        0           0
0           0   8/90   5/90   5-27.5

Old
Stage      1,263,690    39,840  1,517,419      6,830     39,840   1,524,249
1,564,089     507,474   9/90   5/90     27.5

Pedcor
Invest.    3,226,054   170,435  6,211,383    330,270    170,435   6,541,653
6,712,088   1,507,734   4/90   3/90     27.5

Pleasanton
Sr           621,607    40,000    813,308          0     40,000     813,308
853,308     131,309   7/93  12/93       40

Polkton
Housing      643,221    25,038    754,785          0     25,038     754,785
779,823     214,029  12/93   1/94   5-27.5

Princess
Manor      1,490,181    57,066  1,869,314     12,614     57,066   1,881,928
1,938,994     647,926   8/90   6/90   5-27.5

Princess
Villas     1,489,187    63,104  1,786,927     13,564     63,104   1,800,491
1,863,595     609,948   8/90   6/90   5-27.5
F-85
                                Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Putney
First      1,420,329   128,800  1,804,424    (10,683)   128,800   1,793,741
1,922,541     282,332   5/93  12/92   5-27.5

Quail Hollow
RRH        1,468,305   100,000  1,861,652      4,796    100,000   1,866,448
1,966,448     660,949   1/90   5/90     27.5

Quail Hollow
Warsaw     1,403,251    33,500  1,747,578      8,435     33,500   1,756,013
1,789,513     385,013   9/90   7/90     7-40

Rainbow
Gardens    1,215,070    70,000  1,450,989        287     70,000   1,451,276
1,521,276     321,412   6/93  12/92   7-27.5

Raitt
St. Apts.    809,371   270,281  1,221,755          0    270,281   1,221,755
1,492,036     238,790   8/93   5/93   5-27.5

School
St. II       795,889    37,622  1,585,434      3,793     37,622   1,589,227
1,626,849     352,053   6/93   6/93   7-27.5

South
Paris
Housing    1,487,585    65,000  1,853,831   (176,840)   242,301   1,676,991
1,919,292     402,589  10/92  11/92   5-27.5

South-
western    1,424,829    30,000  1,766,094     26,044     30,000   1,792,138
1,822,138     618,028   5/90   5/90   7-27.5


                                                            F-86
                            Boston Capital Tax Credit Fund II Limited
Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Spring-
field      3,792,526   775,955   4,177,205  5,475,898    775,955   9,653,103
10,429,058   2,629,785   6/91   6/90   5-27.5

Sunshine   1,469,230   127,000   1,729,289     79,288    117,000   1,808,577
1,925,577     568,016  11/90   9/90   5-27.5

Surry
Village II   774,314    60,000     938,244      2,475     50,718     940,719
991,437     335,097   1/90   5/90   5-27.5

Tappa-
hannock
Green      1,503,897   122,500   1,703,483          0    122,500   1,703,483
1,825,983     342,578   5/94   3/94   5-27.5

Twin
Oaks       1,138,335    53,636   1,397,601       (128)    53,636   1,397,473
1,451,109     476,392   5/90   5/90   5-27.5

Village
Oaks         731,985    42,140     884,614      5,722     42,140     890,336
932,476     301,046   2/90   6/90   5-27.5

Warrens-
burg         791,662    32,000     991,475      9,572     32,000   1,001,047
1,033,047     385,251   4/90   4/90   5-27.5

Westside   2,414,747    25,000   4,022,240    (40,531)a   25,000   3,981,709
4,006,709   1,191,379  12/90   6/90   5-27.5


                                                       F-87
                            Boston Capital Tax Credit Fund II Limited
Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Westwood  1,410,139    96,660    1,690,074     18,348     98,230    1,708,422
1,806,652     626,936   7/90   7/90    27.5

Wilming-
ton       1,049,261    75,637    1,293,362       (688)a   75,637    1,292,674
1,368,311     423,944   8/90   8/90    27.5
         ---------- ---------  -----------  ---------  ---------  -----------  -
----------  ----------
         86,003,433 5,821,504  123,065,606  4,517,654  5,955,503  127,583,260
133,538,763  35,903,627
         ========== =========  ===========  =========  =========  ===========
===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
a - Decrease due to a reallocation of acquisition costs.
b - Financial statement not available. Refer to note in Results of Operations in Form 10-K for more information.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.







                                                       F-88


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
                                                   -----------
                                                              $
0

-----------
Balance at close of period -
03/31/98.........................$133,958,644

Boston Capital Tax Credit Fund II Limited Partnership - Series 9
Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period -
03/31/98.........................$133,958,644

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     570,512
    Other.........................................           0
                                                   -----------
                                                              $
570,512
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................    (990,393)
                                                   -----------
                                                              $
0

-----------
Balance at close of period -
03/31/99.........................$133,538,763

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

  Current year expense...............................$4,517,586
                                                      ---------

Balance at close of period -
3/31/97...........................$28,100,473

  Current year expense...............................$4,359,076
                                                      ---------

Balance at close of period -
3/31/98...........................$32,495,549

Current year expense...............................$3,444,078
                                                    ---------

Balance at close of period -
3/31/99...........................$35,903,627

==========


                                 Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                        Schedule III - Real Estate and
Accumulated Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------

Ackerman     587,088    42,000    619,380    252,279     42,000     871,659
913,659     109,671   6/94   9/93   5-27.5

Athens II  1,335,137    75,000  1,642,281     10,324     75,000   1,652,605
1,727,605     507,997   6/90   8/90   5-27.5

Autumn
Lane         733,281    34,094    891,072        382     34,094     891,454
925,548     288,811  11/90   8/89   5-27.5

Baytree      956,338    44,759  1,099,246    114,097     44,759   1,213,343
1,258,102     430,113   7/90  11/88   5-27.5

Benchmark    949,911    60,600  1,137,112     34,022     60,600   1,171,134
1,231,734     423,142   7/90  11/88   5-27.5

Brentwood    953,801    64,999  1,163,002     21,116     64,999   1,184,118
1,249,117     255,056  10/90  11/90   5-27.5

Briarwood  1,480,997   154,900  1,898,553   (413,797)   154,900   1,484,756
1,639,656     497,837   8/90   8/90   7-27.5

Butler
Properties   502,875    37,500    376,730    223,430     37,500     600,160
637,660     118,458   2/91  12/90   5-27.5

Candlewick
Place      1,256,465    70,800  1,500,289     66,869     70,800   1,567,158
1,637,958     288,565  10/92  12/92   5-27.5

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Cedarstone   772,284    66,000    955,695     24,660     66,000     980,355
1,046,355     174,576   5/93   5/93     5-40

Centre-
ville Apts.  632,553    63,073    697,069     53,246     16,000     750,315
766,315     316,101   2/90  11/90   5-27.5

Charlton
Court      1,200,178    56,144  1,449,050      3,300     56,144   1,452,350
1,508,494     353,958   1/93  12/92   7-27.5

Chuck-
atuck      1,444,818   128,725  1,731,557     16,773    128,725   1,748,330
1,877,055     431,883   2/90  11/90    12-40

Clover-
leaf I       854,716    54,740    969,048     20,689     54,740     989,737
1,044,477     340,044   4/90  11/90   5-27.5

Clover-
leaf II      873,923    66,488    981,480     22,147     66,488   1,003,627
1,070,115     344,179   4/90  11/90   5-27.5

Connells-
ville      1,366,990    55,440  1,591,799     15,344     55,440   1,607,143
1,662,583     389,689   3/90  11/90   5-27.5

Dallas     1,627,681   230,059  3,408,933   (195,432)*  230,059   3,213,501
3,443,560   1,099,100  10/90  12/91   5-27.5

Ellaville    786,493    45,000    977,293      1,270     45,000     978,563
1,023,563     344,423   2/90   7/90   5-27.5

Forsyth    1,456,276    55,000  1,894,917      5,321     55,000   1,900,238
1,955,238     620,558   9/90   7/90   7-27.5

                                                           F-94
                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Freedom
Apts.      1,049,108   144,065  1,219,436     21,961    144,065   1,241,397
1,385,462    287,649   9/90  11/90   5-27.5

Great
Falls        873,139    38,292  1,053,154      8,558     38,292   1,061,712
1,100,004    347,789  10/90  11/90   5-27.5

Hartway
Properties   912,622    49,000  1,116,507          0     49,000   1,116,507
1,165,507    300,821   6/90   7/90   5-27.5

Hilltop    1,486,583   105,000  1,916,734     30,275    105,000   1,947,009
2,052,009    647,717   7/90   8/90   7-27.5

Ironton
Estates      623,622    29,500    794,461      2,089     29,500     796,550
826,050    214,140   1/93   5/93   5-27.5

Lambert
Square       998,233    41,200  1,243,568     10,169     41,200   1,253,737
1,294,937    198,669  12/92  11/92     5-40

Lawton
Apts.      1,486,690    54,400  1,848,603     27,942     54,400   1,876,545
1,930,945    767,732   6/90  11/90   5-27.5

Longview     870,881    25,000  1,071,946     68,517     25,000   1,140,463
1,165,463    403,840   8/90  11/88   5-27.5

Maidu      2,126,654    56,500  4,890,261    306,134     56,500   5,196,395
5,252,895  1,511,294  12/91   3/91   7-27.5

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Meadow-
brook      1,477,010    75,141  1,789,549      5,344     75,141   1,794,893
1,870,034    623,469   3/90   9/90   5-27.5

Mercer
Apts.        907,871    46,249  1,098,860     25,226     46,249   1,124,086
1,170,335    263,224   8/90  11/90   5-27.5

Morgan-
town         768,620    36,000    930,187          7     36,000     930,194
966,194    196,829  12/90   8/90   5-27.5

Newnan     1,941,612    92,706  4,128,942   (241,002)*   92,706   3,887,940
3,980,646  1,336,229  10/90  12/90   5-27.5


Parkwood   3,009,245   316,667  4,358,381     10,684    316,667   4,369,065
4,685,732  1,364,709   5/91   3/91   5-27.5

Pedcor
Invest-
ments      3,242,689   200,000  4,714,711    617,505    200,000   5,332,216
5,532,216  1,105,081  10/90   7/90   5-27.5

Pinetree
Manor        979,429    30,000  1,210,633      5,117     30,000   1,215,750
1,245,750    190,159   1/93  11/92     7-40

Pineview     960,426   125,000  1,178,400      4,541    125,000   1,182,941
1,307,941    387,972  12/90   9/90   7-27.5


                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-
Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation    Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Rosewood
Village      648,664    36,000    806,255      3,813     36,000     810,068
846,068   276,934   7/90   7/90   5-27.5

South
Farm       1,979,327   254,636  3,486,308      7,644    254,636   3,493,952
3,748,588   846,400   7/93   4/93     7-40

Stockton
Estates      515,002    17,500    647,699      1,371     17,500     649,070
666,570   181,572   1/93   2/93   5-27.5

Stratford
Square       750,916    63,000    443,433    455,503     63,000     898,936
961,936   156,827   2/93  10/92     5-40

Summer
Glen       1,482,950   147,225  1,669,056      2,673    147,225   1,671,729
1,818,954   308,401   3/93  11/92     5-40

Washington
Heights      500,000    76,537    974,803     19,171     84,661     993,974
1,078,635   235,982   7/90  11/90   5-27.5

West Des
Moines     2,340,197   437,568  4,154,100    314,050    437,568   4,468,150
4,905,718 1,398,949   7/90   7/90   7-27.5

Wichita
West       1,738,640   110,377  2,920,599     70,114    110,377   2,990,713
3,101,090   944,816   7/90   7/90   7-27.5

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-
Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation    Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Woodside
Housing    1,479,910     60,140  1,926,294     13,436     60,140   1,939,730
1,999,870     424,045   11/90  12/90   5-27.5
          ----------  --------- ---------- ----------  --------- -----------  -
---------  ----------
          54,921,845  4,073,024 76,577,386  2,066,882  4,034,075  78,644,268
82,678,343  22,255,410
          ==========  ========= ========== ==========  ========= ===========
==========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

* Decrease due to reduction in development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1998. The column has been ommitted for presentation purposes.








Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 73,561,151

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,204,866
    Improvements, etc.................................    314,333
    Other.............................................          0
                                                       ----------
                                                                 $  2,519,199

  Deductions during period:
    Cost of real estate sold..........................$(7,395,934)
    Other.............................................          0
                                                       ----------
                                                                 $(7,395,934)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 68,684,416

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  8,492,161
    Improvements, etc.................................  6,297,007
    Other.............................................          0
                                                       ----------
                                                                 $ 14,789,168
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 83,473,584
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    313,600
    Other.............................................          0
                                                       ----------
                                                                 $    313,600

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,787,184
                                           F-99


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
                                                   -----------


-----------
Balance at close of period - 03/31/98.........................$
83,736,574



Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/98.........................$
83,736,574

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     530,895
    Other.........................................           0
                                                   -----------
                                                              $
530,895
  Deductions during period:
    Cost of real estate sold......................$          0
    Other * ......................................  (1,589,126)
                                                   -----------

(1,589,126)

-----------
Balance at close of period - 03/31/99.........................$
82,678,343

===========

 * Deduction is Northern Connecticut; disposed of during fiscal year March 31, 1999.































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

  Current year expense................................$2,797,002
                                                       ---------

Balance at close of period -
3/31/97............................$17,077,250

  Current year expense................................$2,780,726
                                                       ---------

Balance at close of period -
3/31/98............................$19,857,976


  Current year expense................................$2,397,434
                                                       ---------

Balance at close of period -
3/31/99............................$22,255,410

==========












                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Academy
Hill       1,375,726   119,500  1,607,604     13,694    119,500   1,621,298
1,740,798   503,550   2/91   2/91   5-27.5
Aspen
Square     1,832,539   150,413  2,118,648    111,236    150,703   2,229,884
2,380,587   467,973  11/90  11/90    5-27.5

Bridge-
view       1,363,117    50,686  1,586,090      5,480     50,686   1,591,570
1,642,256   611,872  12/89  12/90    5-27.5

Buckeye    1,340,117    93,421  1,584,893     71,729     93,421   1,656,622
1,750,043   394,448   8/90  12/90    5-27.5

Church
Hill         954,605    63,232    663,136    544,328     63,232   1,207,464
1,270,696   249,998   1/91  12/90     7-40

Copper
Creek      1,173,818    77,750  1,410,989     54,532     77,750   1,465,521
1,543,271   310,042   9/90  11/90   5-27.5

Coronado     448,837     9,998  1,499,265     21,898      9,998   1,521,163
1,531,161   480,493   4/91   2/91   5-27.5

Crestwood  4,245,327   360,000 10,649,129     47,923    360,000  10,697,052
11,057,052 3,347,842   7/91   1/91   7-27.5

                           Boston Capital Tax Credit Fund II Limited Partnership
- Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
Buildings                         Buildings                 Accum.   Con-
Acq-    Depre-                 Encum-            and im-      Improve-
and im-                   Depre-   struct  uired   ciation  Description
brances    Land   provements    ments       Land    provemnts      Total
ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Dallas
Apts.      1,627,680   230,059  3,408,933   (195,433)*  230,059   3,213,500
3,443,559 1,099,100  10/90  12/90   7-27.5

Denmark I    769,583    54,000    915,172      6,494     54,000     921,666
975,666   316,259   6/90  11/90     27.5

Denmark II   817,374    36,000  1,003,547        727     36,000   1,004,274
1,040,274   339,472   6/90  11/90   5-27.5

El Dorado
Springs      580,637    22,500    735,245     10,956     17,176     746,201
763,377   271,234   9/90  11/90   5-27.5

Eldon
Estates II   580,948    30,000    690,453     33,805     30,000     724,258
754,258   258,430  11/90  12/90   5-27.5

Eldon
Manor        559,107     7,500    787,399     25,659      7,500     813,058
820,558   290,919  11/90  12/90   5-27.5

Elderly Hsing
of Macon   1,625,558    50,000  1,992,329     12,310     50,000   2,004,639
2,054,639   293,800   4/93   5/93   5-27.5

Eutaw
Elderly    1,622,443    24,000  1,972,439      8,605     24,000   1,981,044
2,005,044   249,652  12/93   5/93     5-50

Farmer-
ville        966,652    57,015  1,195,142     21,527     57,015   1,216,669
1,273,684   237,808   4/91   1/91      N/A

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description     brances    Land  provements  ments       Land     provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Forest
Glade      1,481,290   100,000  1,841,104     23,316    100,000   1,864,420
1,964,420   594,363  12/90  12/90   7-27.5

Franklin
School     1,255,938   112,032  2,528,326  1,988,116    112,032   4,516,442
4,628,474 1,204,955  12/91  10/90     27.5

Harbor
View       1,479,306   143,957  1,802,615      5,350    143,957   1,807,965
1,951,922   604,700   7/90  12/90   7-27.5

Hilltop
Apts.      1,420,379   178,736  1,545,237      1,223    178,736   1,546,460
1,725,196   373,917  11/92   1/93     27.5

Holland
Senior       898,298   27,500  1,096,333      29,802     27,500   1,126,135
1,153,635   381,098   6/90  11/90     27.5

Holly
Senior       916,621    36,882  1,139,044     33,920     36,882   1,172,964
1,209,846   390,097  10/90  11/90     27.5

Ivan
Woods      2,159,896   275,000  4,347,328     26,327    275,000   4,373,655
4,648,655 1,446,058   4/91   2/91   5-27.5

Kaplan
Manor        925,107    66,000  1,106,192     51,483     66,000   1,157,675
1,223,675   244,454  12/90  12/90     7-40
                                                           F-105


                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Lakewood     952,865    53,100  1,162,254     14,392     53,100   1,176,646
1,229,746   236,255   5/91   1/91      N/A

Licking
Associates   405,572    14,000    316,889    176,342     14,000     493,231
507,231   131,387   3/92  11/91      N/A

London
Arms       2,657,187    37,500  3,479,332    (22,804)*   37,500   3,456,528
3,494,028 1,012,187  12/90  12/90   5-27.5

Maidu      2,126,654    56,500  4,890,261    306,134     56,500   5,196,395
5,252,895 1,511,294  12/91   3/91   7-27.5

Manning
Properties   839,103    44,125  1,015,703      9,001     44,125   1,024,704
1,068,829   338,069  11/90  11/90   5-27.5

Metter     1,469,751    44,500  1,770,511      4,472     45,141   1,774,983
1,820,124   411,994   5/93  12/92   5-27.5

Nevada
Manor        647,335    50,000    782,543     12,024     50,000     794,567
844,567   291,732  10/90  11/90   5-27.5

Newnan
Apts.      1,941,612    92,706  4,128,942   (241,002)*   92,706   3,887,940
3,980,646 1,336,229  10/90  12/90   5-27.5

Oatka
Villige      918,111    35,000  1,151,205      8,492     35,000   1,159,697
1,194,697   394,572   6/90  11/90   5-27.5

RPI#18L.P. 1,230,991       100  1,776,840    119,385        100   1,896,225
1,896,325   572,381  12/90  12/90   5-27.5
F-106
                                Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
------------------------------------------
Sierra
Springs    1,174,534    52,290  1,448,815     58,057     52,387   1,506,872
1,559,259    310,590  11/90  11/90   5-27.5

South
Fork       1,431,810   100,000  1,782,527     22,967    100,000   1,805,494
1,905,494    396,278   2/91   2/91   5-27.5

Twin
Oaks of
Allendale    781,311    71,305    951,711   (170,609)*   71,305     781,102
852,407    259,506   9/90  12/90   5-27.5

Washington   960,033    55,050  1,150,878     17,973     55,050   1,168,851
1,223,901    237,240   3/91   1/91     7-40

Wildridge  1,565,690   156,576  1,617,243      6,892    156,576   1,624,135
1,780,711    482,684   4/91   1/91   7-27.5
          ---------- --------- ---------- ----------  --------- -----------
----------- ----------
         $51,523,462 3,238,933 76,652,246  3,276,723  3,234,637  79,928,969
83,163,606 22,884,932
          ========== ========= ========== ==========  ========= ===========
=========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

*Decrease due to reduction of development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1998. The column has been ommitted for presentation purposes.

                                                         F-107
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 75,467,308

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................     44,500
    Improvements, etc.................................    862,272
    Other.............................................          0
                                                       ----------
                                                                 $    906,772

  Deductions during period:
    Cost of real estate sold..........................$(1,343,477)
    Other.............................................   (188,348)
                                                       ----------
                                                                 $ (1,531,825)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 74,842,255

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,762,741
    Improvements, etc.................................  1,962,905
    Other.............................................          0
                                                       ----------
                                                                 $  7,725,646
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 82,567,901
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,297,882
    Other.............................................          0
                                                       ----------
                                                                 $  1,297,822

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,865,783
                                          F-108
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11
Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/95..........................$ 83,865,783
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................      81,256
    Other..........................................           0
                                                    -----------
                                                               $     81,256
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................  (1,209,041)
                                                    -----------
                                                               $ (1,209,041)
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,737,998

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     125,078
    Other..........................................           0
                                                    -----------
                                                               $    125,078
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/97..........................$ 82,863,076

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     121,624
    Other..........................................           0
                                                    -----------
                                                               $    121,624
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/98..........................$ 82,984,700


                                           F-109


Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11
Reconciliation of Land, Building & Improvements current year changes - continued

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     178,906
    Other..........................................           0
                                                    -----------
                                                               $
178,906
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $
0

-----------
Balance at close of period - 03/31/99..........................$
83,163,606

===========





































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

Balance at close of period -
3/31/95............................$12,624,752
  Current year expense................................$1,693,850
                                                       ---------

Balance at close of period -
3/31/96............................$14,318,602
  Current year expense................................$2,889,737
                                                       ---------

Balance at close of period -
3/31/97............................$17,208,339
 Current year expense.................................$2,903,701
                                                       ---------

Balance at close of period -
3/31/98............................$20,112,040

 Current year expense.................................$2,772,892
                                                       ---------

Balance at close of period -
3/31/99............................$22,884,932

==========







                                          F-111






                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Autumnwood
Village    1,012,653    40,777    371,734    904,720     40,777   1,276,454
1,317,231    339,582   4/92  10/91   5-27.5

BB&L
Enterprises  519,780    24,000    648,985      1,600     24,000     650,585
674,585    166,346   3/91   5/91     5-40

Bowman
Village      664,788    17,000    848,107      2,520     17,000     850,627
867,627    246,346   10/91   6/91   5-27.5

Brandy-
wood       1,745,251    86,029  3,313,958    (41,845)*   86,029   3,272,113
3,358,142  1,075,523   9/91  12/91   5-27.5

Briarwick  1,247,109    95,079  1,587,073        595     95,079   1,587,668
1,682,747    351,808   4/91   4/91     5-40

Bucksport  1,369,737    71,500  1,683,768     75,883     71,500   1,759,651
1,831,151    437,159   8/91   6/91   7-27.5

Burkes-
ville        733,763    40,000    897,118        530     40,000     897,648
937,648    167,199   9/91  6/91    5-27.5


                                                          F-112
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
California
Investors
VII        8,863,346   820,000  9,361,922  16,792,875    803,050  26,154,797
26,957,847  4,416,742  12/93  10/92   5-27.5

Cananche
Creek      1,234,126    66,200  1,515,813      39,277     66,200   1,555,090
1,621,290    287,579   6/91   5/91   5-27.5

Carson
Village      651,834    30,000    193,264     610,191     30,000     803,455
833,455    211,073   6/92  10/91   5-27.5

Clarkson
Prop         747,725    36,000    932,918           0     36,000     932,918
968,918    174,382   7/91   6/91   7-27.5

Clymer
House      1,114,698    20,000  1,387,091      36,563     20,000   1,423,654
1,443,654    359,362  10/91   6/91   5-27.5

Corcoran
Investment 1,523,105    75,000  1,976,455           0     75,000   1,976,455
2,051,455    374,129  11/90   2/91     5-50

Cornish
Park       1,453,966    67,390  1,761,946      94,424     68,500   1,856,370
1,924,870    505,276   6/91   6/91   5-27.5

Crescent
City       1,863,054   211,000  2,297,055     (14,590)*  211,000   2,282,465
2,493,465    467,154   3/91   3/91     5-50

Dallas II  1,627,680   230,059  3,194,199      19,301    230,059   3,213,500
3,443,559  1,099,100  10/90   3/91   7-27.5
                                                          F-113

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Earlimart  1,344,577    90,000  1,711,424        827     90,000   1,712,251
1,802,251   324,768   6/91   6/91     5-50

Evanwood     755,291    36,000    929,102        456     32,400     929,558
961,958   194,269   5/91   6/91   5-27.5

Fort
Smith        968,663    87,500  2,089,062          0     87,500   2,089,062
2,176,562   429,059   8/94   9/93   7-27.5

Frank-
lin II     1,485,229    50,000  1,864,100      6,949     50,000   1,871,049
1,921,049   606,658  11/90   4/91   7-27.5

Franklin
House        301,027     1,000    812,706      2,742      1,000     815,448
816,448   235,313   1/88   5/93   5-27.5

Hamilton
Village      569,055    18,943    368,532    344,202     18,943     712,734
731,677   195,607   3/92  10/91   5-27.5

Hunters
Park       1,409,026    92,750  1,650,083     15,431     92,750   1,665,514
1,758,264   286,956   4/91   5/91   5-27.5

Ivan
Woods      2,159,896   275,000  4,347,328     26,327    275,000   4,373,655
4,648,655 1,446,058   4/91   2/91   5-27.5

Jesup        624,741    19,375    427,265    382,416     19,375     809,681
829,056   224,728   7/92  12/91   5-27.5


                                                          F-114


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Lakeridge    915,854    34,832  1,103,517      7,461     34,832   1,110,978
1,145,810   329,011   4/91   3/91     5-50

Laurel
Village      661,420    15,145    256,421    569,407     15,145     825,828
840,973   221,578   5/92  10/91   5-27.5

Los
Caballos     766,019    53,886  1,006,731      1,700     26,943   1,008,431
1,035,374   203,518   8/91   7/91   5-27.5

Marlboro     835,337    26,176  1,032,404     14,417     26,176   1,046,821
1,072,997   349,510   2/91   3/91   5-27.5

Melvilles    892,136    18,500  1,103,074     38,605     18,500   1,141,679
1,160,179   213,428  10/91   7/91   5-27.5

Nanty Glo  1,474,229    35,000  1,869,757     31,551     35,000   1,901,308
1,936,308   483,288   7/91   6/91     7-40

Newnan II  1,941,612    92,706  3,868,800     19,140     92,706   3,887,940
3,980,646 1,336,229  10/90   3/91   7-27.5

Nye
County     1,363,365    60,000  1,694,731      5,023     60,000   1,699,754
1,759,754   548,610   4/91   5/91   5-27.5

Oakleigh     913,131    57,500    553,121    565,767     57,500   1,118,888
1,176,388   201,254   3/92   8/91     7-40

Oakwood      908,981    52,000    782,736    346,634     52,000   1,129,370
1,181,370   204,988   1/92   8/91     7-40

Parkwood   3,009,245   316,667  4,358,381     10,684    316,667   4,369,065
4,685,732 1,364,709   5/91   3/91   5-27.5
                                                         F-115
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Portales
Estates    1,438,457    66,500  1,777,470       9,543    66,500   1,787,013
1,853,513   589,232   7/91   7/91   5-27.5

Prairie
West         515,000    65,000    983,964       3,798    73,306     987,762
1,061,068   320,563   9/95   3/91   5-27.5

Ridgeway
Court        892,666    48,500  1,039,377      21,716    48,500   1,061,093
1,109,593   313,569   1/91   4/91   5-27.5

River
Reach      1,364,887   118,750  1,656,515       6,732   118,750   1,663,247
1,781,997   507,854   5/91   5/91   7-27.5

Rockmoor     437,364    30,000    521,541      45,213    30,000     566,754
596,754    95,096   3/91   5/91   5-27.5

RPI #22      567,860         0  1,177,719      16,447         0   1,194,166
1,194,166   334,269   7/91   6/91   7-27.5

Scott City   598,231    13,000    764,225       (285)    13,000     763,940
776,940   153,556  11/91   6/91   5-27.5

Shawnee
Ridge        666,743    53,650    801,129      8,388     53,650     809,517
863,167   153,163   5/91   5/91   5-27.5

Spring-
field      3,792,526   775,955  9,620,653     32,450    775,955   9,653,103
10,429,058 2,629,785   6/91   7/91   5-27.5

Stonegate
Manor      1,008,896    76,000  1,265,168      6,097     76,000   1,271,265
1,347,265   404,062  12/90   5/91   7-27.5
                                                         F-116

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Turner
Lane         720,810    31,530    882,974      2,172     31,530     885,146
916,676    267,292   7/91   5/91  7-27.5

Union
Baptist      481,374         0  1,151,557     22,082          0   1,173,639
1,173,639    267,814   4/91   5/91  5-27.5

Villas of
Lakeridge    531,567    47,952    605,356        809     47,952     606,165
654,117    179,492   3/91   3/91  5-27.5

Waynesboro 1,369,897    50,000  1,455,507      1,074     50,000   1,456,581
1,506,581    445,233   1/91   4/91  5-27.5

Windsor II   730,361    51,178    887,455     12,163     51,178     899,618
950,796    299,450  11/90   4/91  7-27.5

Woodcrest    710,050    42,000    883,702     12,033     42,000     895,735
937,735    168,605  11/91   6/91    7-40

Woodside   1,154,305    19,383  1,378,829      2,231     19,383   1,381,060
1,400,443    480,310   3/91   4/91    5-40
          ---------- --------- ---------- ---------- ---------- -----------
----------- ---------
          66,652,443 4,852,412 90,653,822 21,114,446  4,814,335 111,768,268
116,582,603 27,687,644
          ========== ========= ========== ==========  ========= ===========
=========== ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this
schedule is as of December 31, 1998
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1998  The column has been ommitted for
presentation purposes.

                                                       F-117
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
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
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/98..........................$116,437,909

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12

Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period -
03/31/98..........................$116,437,909

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     144,694
    Other..........................................           0
                                                    -----------
                                                               $
144,694
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/99..........................$116,582,603

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

Balance at close of period -
3/31/95............................$12,759,388
  Current year expense................................$4,116,629
                                                       ---------

Balance at close of period -
3/31/96............................$16,876,017
  Current year expense................................$3,687,191
                                                       ---------

Balance at close of period -
3/31/97............................$20,563,208
  Current year expense................................$3,611,359
                                                       ---------

Balance at close of period -
3/31/98............................$24,174,567

  Current year expense................................$3,513,077
                                                       ---------

Balance at close of period -
3/31/99............................$27,687,644

==========




                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date   Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Ada
Vil       1,043,226    125,997     1,201,080            0   125,997   1,201,080
1,327,077    235,747 11/93  1/93    5-30

Amherst   1,598,158     60,000     1,920,734        1,445    60,000   1,922,179
1,982,179    532,225  1/92  1/92  7-27.5

Beckwood
Manor     1,267,884     35,000     1,569,743       38,578    35,000   1,608,321
1,643,321    435,020 10/92  5/92  5-27.5

Belmont
Vlg         927,572     64,312     1,073,695        6,676    64,312   1,080,371
1,144,683    212,217 12/91  1/92  7-27.5

Bethel
Park      1,488,414    265,800     1,310,374      493,914   117,500   1,804,288
1,921,788    353,422  3/92 12/91    5-40

Blan-
chard
Senior      597,205     42,000       730,704            0    42,000     730,704
772,704    134,901  7/93  1/93    5-30

                                                            F-122

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Blanchard
Vlg         217,381     42,000       727,225     (473,334)   23,726     253,891
277,617     56,357   7/93  1/93     5-30

Brant-
wood      1,141,945     55,500     1,382,381        3,661    55,500   1,386,042
1,441,542    407,266   9/91  7/91   7-27.5

Brecken-
ridge       865,139     21,500     1,181,178        1,909    21,500   1,183,087
1,204,587    242,851   3/92  1/92  7-27.5

Briar-
wood II   1,490,955     90,000     1,785,580     (296,190)   90,000   1,489,390
1,579,390    414,617   4/92  2/92  7-27.5

Bridge Coali-
tion              0          0       695,990      110,988         0     806,978
806,978    180,722  12/91  1/92    27.5

Buchanan    724,643     63,275       833,561       34,172    63,275     867,733
931,008    289,649  10/90  7/91  7-27.5

California
Inv. V    5,492,513    401,411    10,824,261        4,504   401,411  10,828,765
11,230,176  2,685,550  03/90  8/92  7-27.5

California
Inv. VII  8,863,346    820,000     9,361,922   16,792,875   803,050  26,154,797
26,957,847  4,416,742  12/93 10/92  7-27.5

Capital
Hsg       1,517,825    178,000     3,131,389       69,246   178,000   3,200,635
3,378,635    899,123   1/91  8/91  7-27.5
                                                              F-123

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Capitol
One         693,571     35,000       883,508          470    35,000     883,978
918,978    152,755   8/95  3/95  7-27.5

Carleton
Court     2,751,899     94,360     3,954,231      219,892    94,360   4,174,123
4,268,483    863,529  12/91 12/91    7-34

Carriage
Run       1,323,955     83,980     1,046,960      550,232    83,980   1,597,192
1,681,172    435,502   4/92 10/91  7-27.5

Cedar-
wood      1,415,635     61,698     1,477,659      231,450    61,698   1,709,109
1,770,807    281,157   1/92 10/91  7-27.5
Central
Valley    1,823,519    141,353     2,170,282            0   141,353   2,170,282
2,311,635    368,190  12/91  1/92    5-50

Chapar-
ral         694,967     38,972       863,939        3,510    38,972     867,449
906,421    151,547   7/91  8/91    7-50

College
Green     3,767,582    225,000     6,774,847       39,768   225,000   6,814,615
7,039,615    988,319   8/95  3/95  7-27.5

Colorado
City        541,707     30,000       608,138       17,461    30,000     625,599
655,599    115,693  10/91 10/91    7-40

Cotton
wood        670,261     40,000       775,242        3,710    40,000     778,952
818,952    145,511   7/91 10/91    7-40
                                                              F-124

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Crystal
Sprgs     1,302,815     60,000     1,574,032        8,114    60,000   1,582,146
1,642,146    348,496  1/92  1/92   7-27.5

Davis
Vlg       1,170,639     55,000     1,456,778            0    55,000   1,456,778
1,511,778    298,452  9/93  1/93     5-30

Derby
Hsg       1,811,117    165,000     3,451,914       15,026   165,000   3,466,940
3,631,940    975,774  9/91  6/91   7-27.5

Deven-
wood        872,269     76,000     1,215,772        3,979    76,000   1,219,751
1,295,751    294,260  1/93  7/92     N/A

Duncan
Vlg       1,141,257     83,875     1,391,226          775    83,875   1,392,001
1,475,876    273,227 11/93  1/93     5-30

Edison
Village   1,197,228     46,536     1,425,180       50,796    46,536   1,475,976
1,522,512    409,598  2/92  7/91   7-27.5

Excel-
sior        622,819     70,000       704,252       10,279    70,000     714,531
784,531    249,500  4/91  2/92   7-27.5

Four Oaks
Hsg         892,583     48,000     1,063,004        3,228    73,083   1,066,232
1,139,315    276,422  6/92  3/92   7-27.5

                                                              F-125


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Franklin
Vista       927,923     49,520     1,130,261        9,495    49,520   1,139,756
1,189,276    206,836  4/92  1/92   7-27.5

Friend-
ship      1,437,570    195,314     1,639,123      146,562   213,230   1,785,685
1,998,915    663,037  6/91  1/92   7-27.5

Glenhaven
Park        672,431    195,000       834,120      (65,649)  195,000     768,471
963,471    190,852  6/89  1/94   7-27.5

Harrison
City      1,478,824     35,521     1,792,881        8,164    35,521   1,801,045
1,836,566    477,745  9/92  7/92   7-27.5

Haven Park
Part-
ners II     489,784    225,000     1,045,411            0   225,000   1,045,411
1,270,411    360,685  6/89  1/94   7-27.5

Haven Park
Partners
III         492,324    225,000     1,177,089            0   225,000   1,177,089
1,402,089    257,601 12/89  1/94   7-27.5

Haven Park
Part-
ners IV     395,838    180,000       874,413            0   180,000     874,413
1,054,413    183,000  6/90  1/94   7-27.5

Hessmer     911,688     35,000       380,289      785,144    35,000   1,165,433
1,200,433    204,517  4/92 12/91     7-40
                                                              F-126


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Hillmont
Village     883,938     38,000       911,697      160,272    38,000   1,071,969
1,109,969    299,987  1/92  9/91   7-27.5

Hughes
Springs     786,964     35,000       947,230            0    35,000     947,230
982,230    173,671  8/91 10/91     7-40

Hunters
Run       1,444,807    120,000     1,169,479      537,695   120,000   1,707,174
1,827,174    478,248  2/92 12/91   7-27.5

Indepen-
dence     1,083,586    103,901     1,237,331       14,402   103,901   1,251,733
1,355,634    375,293  6/91  8/91   7-27.5

Jarratt     831,759     55,926     1,028,925      (67,608)   55,926     961,317
1,017,243    271,503 12/91 10/91   7-27.5

Kilmar-
nock        763,786     44,000       969,309            0    44,000     969,309
1,013,309    301,254  4/91  7/91   7-27.5

King
Fisher      168,574     21,000       198,768            0    21,000     198,768
219,768     41,781 12/93  1/93     5-30

La Gama
Del
Bario       670,048    110,000     1,020,084       46,465   110,000   1,066,549
1,176,549    243,325  8/92  6/92   7-27.5

                                                              F-127


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Lake Isa-
bella     1,991,729    360,000     2,036,815      229,471   360,000   2,266,286
2,626,286     387,959  1/92   9/91     5-50

Lakeview
Meadows   1,564,909     99,580     2,665,491       16,489    99,580   2,681,980
2,781,560     796,359  6/92   1/92    12-40

Lakewood
Terr      3,805,716    124,707     2,257,609    4,423,993   124,707   6,681,602
6,806,309   1,668,727  8/89  11/93   5-27.5

Lexington
Park      4,832,613    500,000     7,754,757      109,722   500,000   7,864,479
8,364,479   1,329,402 12/93  11/91   7-27.5

Lexington
Vlg         210,193     23,814       246,703            0    23,814     246,703
270,517      53,694 11/93   1/93     5-30

Lonaconing1,483,375    113,305       181,203    1,558,889   113,305   1,740,092
1,853,397     310,845  9/92  12/91   5-27.5

Louis
Assocs.     819,826     13,720     1,038,651        6,116    13,720   1,044,767
1,058,487     248,403  1/92   3/92   7-27.5

Maidu     2,126,654     56,500     5,108,838       87,557    56,500   5,196,395
5,252,895   1,511,294 12/91   1/92   7-27.5

Marion
Mnr       1,004,616     50,000     1,237,671       16,010    50,000   1,253,681
1,303,681     208,315  6/92   2/92   7-27.5

                                                               F-128
                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Maysville
Vlg         218,254     25,920       255,681            0     25,920     255,681
281,601     55,906 10/93  1/93     5-30

McComb
Fam       1,003,822     30,000     1,226,748       27,299     30,000   1,254,047
1,284,047    306,080 10/91 10/91    7-27.5

Mon-
tague     1,139,199          0     1,493,360      100,912     22,223   1,594,272
1,616,495    399,331 12/91 12/91      5-30

Navapai     882,079     53,480     1,073,287       25,572     53,480   1,098,859
1,152,339    216,908  4/91  6/91      7-50

Nevada
City      3,543,553    492,000     3,954,179      130,975    492,000   4,085,154
4,577,154    661,185 10/91  1/91    5-27.5

New
River     1,483,320     46,400     1,279,522      519,597     46,400   1,799,119
1,845,519    339,805  2/92  8/91    7-27.5

Newel-
lton        943,650     57,600     1,161,263       11,248     57,600   1,172,511
1,230,111    206,830  4/92  2/92      7-40

Oakland
Vlg         852,219     38,400     1,021,589        2,502     58,014   1,024,091
1,082,105    255,617  8/92  5/92    7-27.5

                                                                  F-129



                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Okemah
Vlg         692,828     27,752       872,256            0     27,752     872,256
900,008    180,540  5/93  1/93   7-27.5

One
North-
ridge     1,678,920    190,000     3,051,424       59,364    190,000   3,110,788
3,300,788    699,517  2/92  1/92   7-27.5

Park-
wood      3,009,245    316,667     4,358,381       10,684    316,667   4,369,065
4,685,732  1,364,709  5/91 10/91   7-27.5

Pine-
ridge       988,253     31,500       494,515      715,923     31,500   1,210,438
1,241,938    188,054  3/92 10/91   7-27.5

Pittsfield
Park      1,045,595    204,900       781,557      568,180     58,000   1,349,737
1,407,737    288,805  6/92 12/91     5-30

Planta-
tion IV   1,418,832     77,000     1,697,631       22,624     77,000   1,720,255
1,797,255    498,071  11/91 12/91  7-27.5

Portville
Square      920,659     66,206     1,068,007       29,836     66,206   1,097,843
1,164,049    209,359   3/92  3/92  7-27.5

Prague
Vlg         117,445     10,500       157,060            0     10,500     157,060
167,560     36,430   3/93  1/93  7-27.5
                                                              F-130



                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Rainer
Manor     2,665,216    521,000     5,852,852       43,945    521,000   5,896,797
6,417,797  1,014,139  1/93  3/92   7-27.5

Rosen-
berg      1,811,122    452,000    10,701,246   (8,509,166)   415,000   2,192,080
2,607,080    125,939  1/92 12/91   7-27.5

Rosewood
Manor     1,437,558    175,000     1,605,480       10,249    175,000   1,615,729
1,790,729    462,466 11/91 12/91   7-27.5

San
Jacinto   2,369,914    288,000     2,694,130      105,463    288,000   2,799,593
3,087,593    514,110 10/91  1/92     5-50

Schroon
Lake      1,081,358     78,000     1,318,831       (5,986)    78,000   1,312,845
1,390,845    340,336  1/92 11/91     5-50
Scott
Part-
ners      1,107,000     60,000     1,171,445      557,281     60,000   1,728,726
1,788,726    351,764 11/91 10/91   7-27.5

Sioux
Falls     1,061,732     82,406     2,233,596           53     82,406   2,233,649
2,316,055    644,555 10/91 11/91   7-27.5

                                                                F-131






                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                     Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Smith-
ville     1,243,871     79,790     1,465,210       27,729     79,790   1,492,939
1,572,729    522,219   5/91  2/92  7-27.5

South
Fulton      663,961     34,000       794,896        5,885     34,000     800,781
834,781    199,233   8/91 10/91  7-27.5

Standard-
ville       585,373     29,500       691,006            0     29,500     691,006
720,506    150,511  11/91  4/92    5-40

St.
Barnabas  1,205,346     43,335     1,520,445        2,648     43,335   1,523,093
1,566,428    244,274  12/91 10/91  7-27.5

Summerlane  860,017     48,700     1,010,651        3,038     48,700   1,013,689
1,062,389    291,914  11/91  7/91  7-27.5

Tionesta
Manor     1,428,005    229,850     1,666,675       21,528    229,850   1,688,203
1,918,053    510,626   1/92  2/92  7-27.5

Titus-
ville     1,239,424     85,280     1,235,975      243,578     85,280   1,479,553
1,564,833    413,541   1/92 12/91  7-27.5

Toano III   709,214     56,266       874,381        2,610     56,266     876,991
933,257    273,525   7/91  7/91  7-27.5

Topsham   1,127,238    135,552     1,458,644        8,017    135,552   1,466,661
1,602,213    263,668   8/92 11/91   10-40

                                                               F-132
Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                    Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Townview  1,378,459     87,238     1,713,135       22,494     87,238   1,735,629
1,822,867   355,722   10/91  9/91  5-27.5

Tyrone
Hsg       1,483,059    138,700     1,850,252       42,672     49,050   1,892,924
1,941,974   361,160    1/92 12/91    5-40

Vic-
toria     1,395,267     12,500     1,733,581            0     12,500   1,733,581
1,746,081   461,551    6/92  1/92  5-27.5

Village
Terrace     713,442     63,000     1,529,691          800     63,000   1,530,491
1,593,491   440,475    9/91  5/92    5-40

Washing-
ton       1,182,736     72,396     1,494,696        2,410     72,396   1,497,106
1,569,502   437,317    8/91  7/91    7-27

Wesley
Vlg       1,312,892     44,750       347,831    1,253,193     44,750   1,601,024
1,645,774   302,756    6/92 10/91  5-27.5

Wild-
wood      1,263,034     94,949     1,498,290        8,152     94,949   1,506,442
1,601,391   326,288   10/91 10/91    5-40

Woodfield
Commons     769,490     66,533     2,478,583      129,178     66,533   2,607,761
2,674,294   525,802    6/91  9/91   12-40

Wood-
side      1,212,032     44,000     1,472,335        9,013     44,000   1,481,348
1,525,348   429,583   10/91 11/91  7-27.5
                                                                F-133
                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total   ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Wynnewood
Vlg         402,568     41,987       521,591           0      41,987     521,591
563,578    111,441  11/93  1/93    5-27.5

York-
shire       923,180     29,265     1,079,451      29,983      29,265   1,109,434
1,138,699    328,244   9/91  8/91    5-27.5

Zin-
master    1,835,021    100,000     3,307,709      13,873     100,000   3,321,582
3,421,582  1,360,493   1/88  1/95    7-27.5

        ----------- ----------   -----------  ----------  ---------- -----------
----------- ----------                               135,614,906 11,491,699
186,719,997  22,223,679  11,119,461 208,943,676 220,063,137 47,039,473
        =========== ==========   ===========  ==========  ========== ===========
=========== ==========

Since the Operating Partnerships maintain a calendar year end, the information on this schedule is as of December 31, 1998.

* - Reduction due to reduced development fee, which reduced the property basis.

***There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.




                                                              F-134

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

                                        F-135

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
                                                                -----------
Balance at close of period - 03/31/98..........................$219,294,513

                              F-136
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period -
03/31/98..........................$219,294,513

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     768,624
    Other..........................................           0
                                                    -----------
                                                               $
768,624
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/99..........................$220,063,137

===========






























                                        F-137




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

Balance at close of period -
3/31/96..............................$28,389,901

  Current year
expense..................................$5,335,897

---------

Balance at close of period -
3/31/97..............................$33,725,798

  Current year
expense..................................$6,688,907

---------

Balance at close of period -
3/31/98..............................$40,414,705


Current year expense..................................
$6,624,768

---------

Balance at close of period -
3/31/99..............................$47,039,473

==========