Form 10-Q
period 1999-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1999-08-19
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1999
                                     --------------------
                                             or

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



                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED June 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



               Boston Capital Tax Credit Fund II Limited
Partnership

                                BALANCE SHEETS


                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 50,797,685        $
52,816,616


OTHER ASSETS
   Cash and cash equivalents                   1,622,323
1,590,545
   Notes Receivable                              543,584
543,584
   Deferred acquisition costs (Note B)         1,149,792
1,141,198
   Other assets                                  668,306
556,163
                                              ----------
----------
                                            $ 54,781,690        $
56,648,106
                                              ==========
==========

LIABILITIES

Accounts Payable                            $          -        $
-
Accounts Payable - affiliates (Note C)        17,568,810
16,817,686
Capital Contributions payable (Note D)           368,417
368,417
                                              ----------
----------

                                              17,937,227
17,186,103
                                              ----------
----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              38,092,732
40,684,097

General Partner                               (1,248,269)
(1,222,094)
                                              ----------
----------
                                              36,844,463
39,462,003
                                              ----------
----------

                                            $ 54,781,690        $
56,648,106
                                              ==========
==========

       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                     SERIES 7

----------------------------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  896,917       $
974,248

OTHER ASSETS
Cash and cash equivalents                        7,409
8,529
Notes receivable                                     -
-
Deferred acquisition costs (Note B)                  -
-
Other assets                                    56,541
46,618
                                             ---------
---------

                                            $  960,867
$1,029,395
                                             =========
=========
LIABILITIES

Accounts payable                            $        -       $
-
Accounts payable - affiliates (Note C)       1,060,367
1,020,834
Capital contributions payable (Note D)               -
-
                                             ---------
---------
                                             1,060,367
1,020,834
                                             ---------
---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                                (8,578)
98,402


General Partner                                (90,922)
(89,841)
                                             ---------
---------

                                               (99,500)
8,561
                                             ---------
---------

                                            $  960,867
$1,029,395
                                             =========
=========


        The accompanying notes are an integral part of these statements.


           Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9

----------------------------
                                              June 30,
March 31,
                                                1999
1999
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,697,962     $
9,083,730


OTHER ASSETS
Cash and cash equivalents                        407,988
396,237
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               20,225
20,442
Other assets                                     154,150
154,191
                                              ----------
----------

                                             $ 9,280,325     $
9,654,600
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         4,176,890
4,032,944
Capital contributions payable (Note D)             4,590
4,590
                                              ----------
----------
                                               4,181,480
4,037,534
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                5,408,196
5,921,235

General Partner                                 (309,351)
(304,169)
                                              ----------
----------

                                               5,098,845
5,617,066
                                              ----------
----------
                                             $ 9,280,325     $
9,654,600
                                              ==========
==========


        The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                              BALANCE SHEETS

                                                       SERIES 10

----------------------------
                                              June 30,
March 31,
                                                1999
1999
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,221,359     $
7,305,952

OTHER ASSETS
Cash and cash equivalents                        107,672
118,099
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               80,012
80,872
Other assets                                      43,293
42,354
                                              ----------
----------

                                             $ 7,452,336     $
7,547,277
                                              ==========
==========
LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,783,866
2,694,984
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               2,783,866
2,694,984
                                              ----------
----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                4,832,598
5,014,583


General Partner                                 (164,128)
(162,290)
                                              ----------
----------

                                               4,668,470
4,852,293
                                              ----------
----------

                                             $ 7,452,336     $
7,547,277
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                           BALANCE SHEETS

                                                      SERIES 11

----------------------------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,594,672     $
8,819,044

OTHER ASSETS

Cash and cash equivalents                        318,438
316,711
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               61,289
40,991
Other assets                                      40,555
54,797
                                              ----------
----------
                                             $ 9,014,954     $
9,231,543
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,033,254
1,951,834
Capital contributions payable (Note D)            22,528
22,528
                                              ----------
----------
                                               2,055,782
1,974,362
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                7,104,265
7,399,294

General Partner                                 (145,093)
(142,113)
                                              ----------
----------

                                               6,959,172
7,257,181
                                              ----------
----------

                                             $ 9,014,954     $
9,231,543
                                              ==========
==========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                            BALANCE SHEETS

                                                      SERIES 12

----------------------------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $ 9,027,890     $
9,338,564

OTHER ASSETS
Cash and cash equivalents                         82,681
82,710
Notes receivable                                       -
-
Deferred acquisition costs (Note B)              309,616
312,945
Other assets                                      70,847
68,425
                                               ---------
---------

                                             $ 9,491,034     $
9,802,644
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,574,355
2,473,495
Capital contributions payable (Note D)            11,405
11,405
                                              ----------
----------
                                               2,585,760
2,484,900
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                7,093,481
7,501,826

General Partner                                 (188,207)
(184,082)
                                              ----------
----------

                                               6,905,274
7,317,744
                                              ----------
----------

                                             $ 9,491,034     $
9,802,644
                                              ==========
==========


       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14

----------------------------
                                             June 30,
March 31,
                                               1999
1999
                                            (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $16,358,885
$17,295,078

OTHER ASSETS

Cash and cash equivalents                        698,135
668,259
Notes receivable                                 543,584
543,584
Deferred acquisition costs (Note B)              678,650
685,948
Other assets                                     302,920
189,778
                                              ----------
----------

                                             $18,582,174
$19,382,647
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         4,940,078
4,643,595
Capital contributions payable (Note D)           329,894
329,894
                                              ----------
----------
                                               5,269,972
4,973,489
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               13,662,771
14,748,757

General Partner                                 (350,569)
(339,599)
                                              ----------
----------
                                              13,312,202
14,409,158
                                              ----------
----------
                                             $18,582,174
$19,382,647
                                              ==========
==========


      The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                                (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    15,657   $    20,101
  Other Income                                3,739        21,334
                                         ----------    ----------
                                             19,396        41,435
Share of loss from Operating
  Partnerships                           (1,999,509)
(2,969,636)
                                         ----------    ----------
Expenses
  Partnership management fees               557,103       567,185
  Amortization                               12,139        11,922
  General and administrative expenses        68,185        43,033
                                         ----------    ----------

                                            637,427       622,140
                                         ----------    ----------


  NET LOSS                              $(2,617,540)
$(3,550,341)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(2,591,365)
$(3,514,839)
                                         ==========    ==========

Net loss allocated to general partner   $   (26,175)  $
(35,502)
                                         ==========    ==========

Net loss per BAC                        $      (.75)  $
(1.14)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $      49     $
52
  Other Income                                         -
-
                                                --------
--------
                                                      49
52
Share of loss from Operating
  Partnerships                                   (77,331)
(56,825)
                                                --------
--------

Expenses
  Partnership management fees                     28,287
22,287
  Amortization                                         -
-
  General and administrative expenses              2,492
1,787
                                                --------
--------

                                                  30,779
24,074
                                                --------
--------


  NET LOSS                                     $(108,061)    $
(80,847)
                                                ========
========

Net loss allocated to limited
  partners                                     $(106,980)    $
(80,039)
                                                ========
========

Net loss allocated to general partner          $  (1,081)    $
(808)
                                                ========
========

Net loss per BAC                               $    (.10)    $
(.08)
                                                ========
========






        The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                            $    3,764    $
5,053
  Other Income                                    2,490
2,134
                                               --------
--------
                                                  6,254
7,187
Share of loss from Operating
  Partnerships                                 (384,748)
(441,678)
                                               --------
--------

Expenses
  Partnership management fees                   127,830
129,037
  Amortization                                      217
-
  General and administrative expenses            11,680
10,173
                                               --------
--------

                                                139,727
139,210
                                               --------
--------


  NET LOSS                                   $ (518,221)  $
(573,701)
                                               ========
=========

Net loss allocated to limited partners       $ (513,039)  $
(567,964)
                                               ========
=========

Net loss allocated to general partner        $   (5,182)  $
(5,737)
                                               ========
=========

Net loss per BAC                             $     (.12)  $
(.14)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $   1,104     $
1,458
  Other income                                      150
-
                                               --------
--------
                                                  1,254
1,458
Share of loss from Operating
  Partnerships                                  (91,259)
(396,360)
                                               --------
--------

Expenses
  Partnership management fees                    85,378
84,133
  Amortization                                      860
860
  General and administrative expenses             7,580
5,683
                                               --------
--------

                                                 93,818
90,631
                                               --------
--------


  NET LOSS                                    $(183,823)
$(485,533)
                                               ========
========

Net loss allocated to limited partner         $(181,985)
$(480,678)
                                               ========
========

Net loss allocated to general partner         $  (1,838)    $
(4,855)
                                               ========
========

Net loss per BAC                              $    (.07)    $
(.20)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $   3,397     $
3,618
  Other Income                                      915
2,400
                                               --------
--------
                                                  4,312
6,018
Share of loss from Operating
  Partnerships                                 (220,740)
(740,809)
                                               --------
--------

Expenses
  Partnership management fees                    75,330
80,420
  Amortization                                      436
436
  General and administrative expenses             5,815
4,373
                                               --------
--------

                                                 81,581
85,229
                                               --------
--------


  NET LOSS                                    $(298,009)
$(820,020)
                                               ========
========

Net loss allocated to limited partner         $(295,029)
$(811,820)
                                               ========
========

Net loss allocated to general partner         $  (2,980)    $
(8,200)
                                               ========
========

Net loss per BAC                              $    (.12)    $
(.33)
                                               ========
========







       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $     461     $
160
  Other Income                                      150
6,150
                                               --------
--------
                                                    611
6,310
Share of loss from Operating
  Partnerships                                 (313,831)
(561,675)
                                               --------
--------

Expenses
  Partnership management fee                     88,202
91,128
  Amortization                                    3,329
3,329
  General and administrative expenses             7,719
4,900
                                               --------
--------

                                                 99,250
99,357
                                               --------
--------


  NET LOSS                                    $(412,470)
$(654,722)
                                               ========
========

Net loss allocated to limited partner         $(408,345)
$(648,175)
                                               ========
========

Net loss allocated to general partner         $  (4,125)    $
(6,547)
                                               ========
========

Net loss per BAC                              $    (.14)    $
(.22)
                                               ========
========






       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                           $     6,882    $
9,760
  Other Income                                       34
10,650
                                              ---------
---------
                                                  6,916
20,410
Share of loss from Operating
  Partnerships                                 (911,600)
(772,289)
                                              ---------
---------

Expenses
  Partnership management fees                   152,076
160,180
  Amortization                                    7,297
7,297
  General and administrative expenses            32,899
16,162
                                              ---------
---------

                                                192,272
183,639
                                              ---------
---------


  NET LOSS                                  $(1,096,956)  $
(935,518)
=========     =========

Net loss allocated to limited partner       $(1,085,986)  $
(926,163)
                                              =========
=========

Net loss allocated to general partner       $   (10,970)  $
(9,355)
                                              =========
=========

Net loss per BAC                            $      (.20)  $
(.17)
                                              =========
=========








       The accompanying notes are an integral part of these statements.


              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1999            $ 40,684,097   $(1,222,094)
$39,462,003


    Net loss                   (2,591,365)      (26,175)
(2,617,540)
                               ----------     ---------
----------


Partners' capital (deficit),
   June 30, 1999              $38,092,732   $(1,248,269)
$36,844,463
                               ==========     =========
==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1999
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1999             $    98,402     $ (89,841)   $
8,561

Net loss                         (106,980)       (1,081)
(108,061)
                                ---------      --------
---------
Partners' capital (deficit),
    June 30, 1999             $    (8,578)    $ (90,922)   $
(99,500)
                                =========      ========
=========

Series 9
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,921,235     $(304,169)  $
5,617,066

Net loss                         (513,039)       (5,182)
(518,221)
                               ----------       -------
----------

Partners' capital (deficit),
    June 30, 1999             $ 5,408,196     $(309,351)  $
5,098,845
                               ==========      ========
==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,014,583     $(162,290)  $
4,852,293

Net loss                         (181,985)       (1,838)
(183,823)
                               ----------      --------    ------
----
Partners' capital (deficit),
    June 30, 1999             $ 4,832,598     $(164,128)  $
4,668,470
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1999
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1999             $ 7,399,294     $(142,113)  $
7,257,181

Net loss                         (295,029)       (2,980)
(298,009)
                               ----------      --------
----------
Partners' capital (deficit),
    June 30, 1999             $ 7,104,265     $(145,093)  $
6,959,172
                               ==========      ========
==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1999             $ 7,501,826     $(184,082)  $
7,317,744

Net loss                         (408,345)       (4,125)
(412,470)
                               ----------      --------
----------

Partners' capital (deficit),
    June 30, 1999             $ 7,093,481     $(188,207)  $
6,905,274
                               ==========      ========
==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1999             $14,748,757     $(339,599)
$14,409,158

Net loss                       (1,085,986)      (10,970)
(1,096,956)
                               ----------      --------
----------

Partners' capital (deficit),
    June 30, 1999             $13,662,771     $(350,569)
$13,312,202
                               ==========      ========
==========

       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)

                                             1999
1998
                                             ----
----
Cash flows from operating activities:
    Net loss                             $ (2,617,540)  $
(3,550,341)
    Adjustments
       Distributions from Operating
         Partnerships                          20,147
7,650
       Amortization                            12,139
11,922
       Share of loss from Operating
Partnerships                      1,999,509      2,969,636
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 751,124
676,736
       Decrease (Increase) in other
         assets                              (126,858)
(62,360)
       Decrease (Increase) in prepaid
         Expenses                                   -
(7,786)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                38,521
45,457
                                           ----------
----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
(2,543)
     Advances (made to) repaid from
       Operating Partnerships                       -
61,111
     Credit adjusters received from
        Operating Partnerships                 (6,743)
7,323
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                (6,743)
65,891
                                           ----------     -------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                31,778
111,348

Cash and cash equivalents, beginning        1,590,545
1,611,248
                                            ---------
----------
Cash and cash equivalents, ending        $  1,622,323    $
1,722,596
                                           ==========
==========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                  (Unaudited)
                                                    Series 7

-------------------------
                                                1999
1998
                                                ----
----
Cash flows from operating activities:
    Net loss                                $ (108,061)   $
(80,847)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                                  -
-
       Share of loss from Operating
         Partnerships                           77,331
56,825
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           39,533
28,639
       Decrease (Increase) in other
         assets                                 (9,923)
-
       Decrease (Increase) in prepaid                -
-
         expenses                             --------
---------

       Net cash (used in) provided by
         operating activities                   (1,120)
4,617
                                              --------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from Operating
       Partnerships                                  -
-
     Credit adjusters received from Operating
       Partnerships                                  -
-
                                              --------
---------
         Net cash (used in) provided by
           investing activities                      -
-
                                              --------     ------
---


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (1,120)
4,617

Cash and cash equivalents, beginning             8,529
7,134
                                              --------
---------
Cash and cash equivalents, ending            $   7,409    $
11,751
                                              ========
=========


     The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                  (Unaudited)


                                                    Series 9

-------------------------
                                                1999
1998
                                                ----
----
Cash flows from operating activities:
    Net loss                               $  (518,221)   $
(573,701)
    Adjustments
       Distributions from Operating
         Partnerships                            1,020
195
       Amortization                                217
-
       Share of loss from Operating
          Partnerships                         384,748
441,678
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          143,946
145,938
       Decrease (Increase) in other
         assets                                     41
(4,094)
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                             ---------
---------
         Net cash (used in) provided by
           operating activities                 11,751
10,016
                                             ---------
---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -
-
    Advances (made to) repaid from
       Operating Partnerships                        -
-
    Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
---------
         Net cash (used in) provided by
          investing activities                       -
-
                                             ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 11,751
10,016

Cash and cash equivalents, beginning           396,237
517,412
                                             ---------
---------
Cash and cash equivalents, ending          $   407,988     $
527,428
                                             =========
=========


         The accompanying notes are an integral part of these statements.


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                             (Unaudited)

                                                    Series 10

-------------------------
                                              1999
1998
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (183,823)   $
(485,533)
    Adjustments
       Distributions from Operating
         Partnerships                             684
-
       Amortization                               860
860
       Share of loss from Operating
          Partnerships                         91,259
396,360
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          88,882
134,333
       Decrease (Increase) in other
         assets                                  (939)
(1,125)
       Decrease (Increase) in prepaid
         expenses                                   -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                (3,077)
44,895
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                  (7,350)
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                (7,350)
-
                                            ---------      ------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (10,427)
44,895

Cash and cash equivalents, beginning          118,099
124,484
                                            ---------
---------
Cash and cash equivalents, ending          $  107,672     $
169,379
                                            =========
=========


          The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)


                                                    Series 11

-------------------------
                                              1999           1998
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $  (298,009)  $
(820,020)
    Adjustments
       Distributions from Operating
         Partnerships                              35
37
       Amortization                               436
436
       Share of loss from Operating
          Partnerships                        220,740
740,809
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          81,420
82,026
       Decrease (Increase) in other
         assets                                (2,895)
(3,427)
       Decrease (Increase) in
         prepaid expenses                           -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                 1,727
(139)
                                            ---------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (1,727)
(139)

Cash and cash equivalents, beginning          316,711
287,800
                                            ---------
---------
Cash and cash equivalents, ending          $  318,438     $
287,661
                                            =========
=========


        The accompanying notes are an integral part of these statements.


               Boston Capital Tax Credit Fund II Limited
Partnership

                          STATEMENTS OF CASH FLOWS
                        Three Months Ended June 30,
                                (Unaudited)
                                                    Series 12

-------------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (412,470)   $
(654,722)
    Adjustments
       Distributions from Operating
         Partnerships                          (5,579)
4,062
       Amortization                             3,329
3,329
       Share of loss from Operating
             Partnerships                     313,831
561,675
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         100,860
96,669
       Decrease (Increase) in prepaid
         Expenses                                   -
(61,111)
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                   (29)
(50,098)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from Operating
       Partnerships                                 -
61,111
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
61,111
                                            ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                   (29)
11,013

Cash and cash equivalents, beginning           82,710
21,827
                                            ---------
---------
Cash and cash equivalents, ending          $   82,681    $
32,840
                                            =========
=========


        The accompanying notes are an integral part of these statements.


             Boston Capital Tax Credit Fund II Limited
Partnership
                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)
                                                    Series 14

-------------------------
                                                1999
1998
                                                ----
----
Cash flows from operating activities:
    Net loss                               $(1,096,956)  $
(935,518)
    Adjustments
       Distributions from Operating
         Partnerships                           23,987
3,356
       Amortization                              7,297
7,297
       Share of loss from Operating
          Partnerships                         911,600
772,289
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          296,483
189,131
       Decrease (Increase) in other
         Assets                               (113,142)
7,397
       Decrease (Increase) in prepaid
         expenses                                    -
(7,786)
                                            ----------
---------
         Net cash (used in) provided by
           operating activities                 29,269
36,166
                                            ----------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                        -
(2,543)
     Advances (made to) repaid from
       Operating Partnerships                        -
-
     Credit adjusters received from
       Operating Partnerships                      607
7,323
                                            ----------
---------
         Net cash (used in) provided by
           investing activities                    607
4,780
                                            ----------
---------

        INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 29,867
40,946

Cash and cash equivalents, beginning           668,259
652,591
                                            ----------
---------
Cash and cash equivalents, ending         $    698,135   $
693,537
                                            ==========
=========







       The accompanying notes are an integral part of these statements.


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1999
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30,
1999
and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating
Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.







           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 1999
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 1999, the
Partnership has accumulated unallocated acquisition amortization totaling
$211,383. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 1999 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $3,697, $14,626, $7,413,
$56,596, and
$129,054, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating
Partnerships has been
accrued to Boston Capital Asset Management Limited Partnership.
The partnership management fee accrued for the quarters ended
June 30, 1999 and 1998 are as follows:










                                     26
           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 1999
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                1999           1998
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       143,946        143,946
               Series 10        88,878         88,878
               Series 11        81,420         81,420
               Series 12        95,817         95,817
               Series 14       189,135        189,135
                               -------        -------
                              $627,483       $627,483
                               =======        =======


     Accounts payable - affiliates at June 30, 1999 and 1998 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership.


      As of June 30, 1999, an affiliate of the general partner advanced a total of $286,310 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. $117,272 of the funds were advanced during the quarter ended June 30, 1999. Below is a table that breaks down by series the advances as of June 30, 1999.

                               1999
                               -------
                   Series 7   $116,411
                   Series 12    62,550
                   Series 14   107,349
                               -------
                              $286,310
                               =======

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.








           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 1999
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At June 30, 1999 and 1998 the Partnership had limited partnership interests in 309 and 310 Operating Partnerships, respectively which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 1999 and 1998 by series are as follows:

                            1999 1998
                                  ----      ----
                    Series  7       15        15
                    Series  9       55        55
                    Series 10       45        46
                    Series 11       40        40
                    Series 12       53        53
                    Series 14      101       101
                                   ---       ---
                                   309       310
                                   ===       ===

    During the first quarter of 1999, the Partnership disposed of the Operating Partnership North Connecticut Avenue LP. Please refer to the Results of Operations for further explanation.

    Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

  The contributions payable at June 30, 1999 and 1998 by series are as follows:

                              1999            1998
                           ----------      ----------
            Series  7       $       -       $       -
            Series  9           4,590           4,590
            Series 10               -               -
            Series 11          22,528          22,528
            Series 12          11,405          11,405
            Series 14         329,894         329,894
                            ---------       ---------
                            $ 368,417       $ 368,417
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the
Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 1999.

                                  28
      Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 7

---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $   512,907      $
526,245
   Interest and other                       7,979
59,457
                                        ---------
---------
                                          520,885
585,702
                                        ---------
---------
Expenses
  Interest                                179,124
204,502
  Depreciation and amortization           168,506
230,097
  Operating expenses                      329,976
339,489
                                        ---------
---------
                                          677,605
774,088
                                        ---------
---------

          NET LOSS                    $  (156,720)     $
(188,386)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $   (77,331)     $
(56,825)
                                        =========
=========

Net loss allocated to other partners  $    (1,567)     $
(1,884)
                                        =========
=========

Net loss suspended                    $   (77,822)     $
(129,677)
                                        =========
=========

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




            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                              (Unaudited)
                                                Series 9

--------------------------
                                           1999             1998
                                          -----            -----
 Revenues
   Rental                             $ 2,509,020      $
2,509,740
   Interest and other                     103,642
194,042
                                       ----------
----------
                                        2,612,663
2,703,782
                                       ----------
----------
Expenses
  Interest                                766,172
862,626
  Depreciation and amortization           936,649
944,385
  Operating expenses                    1,564,240
1,622,903
                                       ----------
----------
                                        3,267,061
3,469,914
                                       ----------
----------

          NET LOSS                    $  (654,399)     $
(766,132)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (384,748)     $
(441,678)
                                       ==========
==========

Net loss allocated to other partners  $    (6,544)     $
(7,661)
                                       ==========
==========

Net loss suspended                    $  (263,106)     $
(316,793)
                                       ==========
==========

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





           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)

                                                  Series 10

--------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 1,863,758      $
1,878,955
   Interest and other                      62,786
106,071
                                       ----------
----------
                                        1,926,544
1,985,026
                                       ----------
----------
Expenses
  Interest                                517,466
725,549
  Depreciation and amortization           579,947
674,131
  Operating expenses                    1,055,109
1,106,932
                                       ----------
----------
                                        2,152,521
2,506,612
                                       ----------
----------
          NET LOSS                    $  (225,977)     $
(521,586)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $   (91,259)     $
(396,360)
                                       ==========
==========

Net loss allocated to other partners  $    (2,260)     $
(5,216)
                                       ==========
==========

Net loss suspended                    $  (132,459)     $
(120,010)
                                       ==========
==========

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





           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                Series 11

----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 1,592,046      $
1,576,003
   Interest and other                      99,602
86,741
                                       ----------
----------
                                        1,691,648
1,662,744
                                       ----------
----------
Expenses
  Interest                                512,967
840,898
  Depreciation and amortization           601,178
623,377
  Operating expenses                      954,418
1,033,867
                                       ----------
----------

                                        2,068,563
2,498,142
                                       ----------
----------

          NET LOSS                    $  (376,915)     $
(835,398)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (220,740)     $
(740,809)
                                       ==========
==========

Net loss allocated to other partners  $    (3,769)     $
(8,354)
                                       ==========
==========

Net loss suspended                    $  (152,406)     $
(86,235)
                                       ==========
==========


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



         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1999
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                  Series 12

--------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                             $ 1,731,575      $
1,743,104
   Interest and other                      77,324
86,655
                                        ---------
---------

                                        1,808,899
1,829,759
                                        ---------
---------
Expenses
  Interest                                505,779
716,222
  Depreciation and amortization           651,745
679,492
  Operating expenses                    1,125,728
1,115,823
                                        ---------
---------
                                        2,283,252
2,511,537
                                        ---------
---------

          NET LOSS                    $  (474,353)     $
(681,778)
                                       ==========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (313,831)     $
(561,675)
                                        =========
=========
Net loss allocated to other partners  $    (4,744)     $
(6,818)
                                        =========
=========

Net loss suspended                    $  (155,778)     $
(113,285)
                                        =========
=========



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


           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                Series 14
                                       ---
------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 3,738,205      $
3,754,239
   Interest and other                     163,610
197,927
----------       ----------

                                        3,901,815
3,952,166
                                       ----------
----------
Expenses
  Interest                              1,160,087
1,380,776
  Depreciation and amortization         1,591,267
1,092,409
  Operating expenses                    2,327,947
2,344,264
                                       ----------
----------
                                        5,079,301
4,817,449
                                       ----------
----------
          NET LOSS                    $(1,177,486)     $
(865,283)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $  (911,600)     $
(772,289)
                                       ==========
==========

Net loss allocated to other partners  $   (11,775)     $
(8,653)
                                       ==========
==========

Net loss suspended                    $  (254,111)     $
(84,341)
                                       ==========
==========



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

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 1999
                                (Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 1999 is expected to differ from its loss for financial reporting purposes for the fiscal year ended March 31, 2000. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.





































Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 1999 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

The Partnership has recognized other income as of June 30, 1999 in the amount of $3,739. Of the total, $3,289 represents distributions received from Operating Partnership for which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The remaining $450 represents transfer fee income.

The Partnership has recorded $318,266 as payable to affiliates. This represents advances to pay certain third party operating expenses, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $126,897 in series 7, none in series 9 and 10, $401 in series 11, $83,618 in series 12, $107,349 in series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.


Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared
effective by the
Securities and Exchange Commission on October 25, 1989.  The
Partnership
received and accepted subscriptions for $186,337,017 representing
18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.











                                    36
Capital Resources (continued)
-----------------
     As of June 30, 1999 the Partnership had $483,498 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds.

                                      Final        Number of
Proceeds Series     Equity        BAC's      Close Date
Properties     Remaining
------   -----------    ---------   ----------    ----------
---------
  7     $ 10,361,000    1,036,100    12/29/89         15
$  7,409
  9     $ 41,574,018    4,178,029    05/04/90         55
$  4,590
 10     $ 24,288,997    2,428,925    08/24/90         46
$107,672
 11     $ 24,735,002    2,489,599    12/27/90         40
$ 22,528
 12     $ 29,710,003    2,972,795    04/30/91         53
$ 11,405
 14     $ 55,728,997    5,574,290    01/27/92        101
$329,894
         -----------   ----------                    ---
-------
        $176,047,378   18,679,738                    310
$483,498
         ===========   ==========                    ===
=======




(Series 8)  No BACs with respect to Series 8 were offered.

(Series 13)  No BACs with respect to Series 13 were offered.


Results of Operations
---------------------
As of June 30, 1999 and 1998 the Partnership held limited partnership interests in 309 and 310 Operating Partnerships, respectively.
In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston
Capital
Asset Management Limited Partnership in an amount equal to 0.5%
of the
aggregate cost of the apartment complexes owned by the Operating
Partnerships,
less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently
being accrued.  It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership
management fee
incurred for the quarters ended June 30, 1999 and 1998 were $557,103 and
$567,185, respectively.





The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating
Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

The General Partner and it's affiliate, Boston Capital Asset
Management
Limited Partnership, monitor the operations of all the properties in the
Partnership. The Operating Partnerships that are mentioned in the following discussion of each series' results of operations are being closely monitored so as to improve the overall results of each series' operations.

(Series 7)  As of June 30, 1999 and 1998, the average Qualified
Occupancy
for the series was 100% for both years. The series had a total of 15 properties at June 30, 1999.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $156,720. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $11,786. This is an interim period estimate; it is not necessarily indicative of the final year end results.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts), continues to incur operational cash flow deficits. As of 1998 year end, the senior mortgage was in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner has attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, the Investment General Partner has determined that a deed in lieu of foreclosure transfer is the most likely resolution. Assuming the bank does not change its position, a transfer of ownership of the apartment complex from the Operating Partnership to the mortgage holder is likely to occur during the third quarter of 1999. If this should occur, in 1999, Series 7 of the Partnership will face recapture of a portion of the credits previously taken as well as a loss of future years credits. The Investment General Partner estimates that for the tax year 1999 there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit yield in 1999 of between 4-5%. A decrease in overall credit yield of .9%-1.5% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

(Series 9)  As of June 30, 1999 and 1998, the average Qualified
Occupancy
for the series was 99.7% and 99.8%, respectively. The series had a total of 55 properties at June 30, 1999. Out of the total, 52 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $654,399. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$282,250. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner of School Street II Limited
Partnership (School Street Apts. II) hired a new management company in October 1998 with the goal to improve occupancy and operations. The partnership's average occupancy reached 86% for the second quarter of 1999. In addition, the operating General Partner successfully negotiated a debt restructure on January 4, 1999. The Operating General Partner continues to actively participate in the partnership's operations in order to attain positive cash flow at the property.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts), continues to incur operational cash flow deficits. As of 1998 year end, the senior mortgage was in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner has attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, the Investment General Partner has determined that a deed in lieu of foreclosure transfer is the most likely resolution. Assuming the bank does not change its position, a transfer of ownership of the apartment complex from the Operating Partnership to the mortgage holder is likely to occur during the third quarter of 1999. If this should occur, in 1999, Series 9 of the Partnership will face recapture of a portion of the credits previously taken, as well as a loss of future years credits. The Investment General Partner estimates that for the tax year 1999 there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit yield in 1999 of between
 .8% - 1.5%. A decrease in overall credit yield of .1%-.5% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

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

(Series 10)  As of June 30, 1999 and 1998, the average Qualified
Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 45 properties at June 30, 1999, 45 of which were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $225,977. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$353,970. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Investment Partnership no longer has an ownership interest in North Connecticut L.P. (46 North Connecticut Avenue). The continued level of high operating deficits during 1998 left the Operating General Partner with little alternative but to grant a deed-in-lieu of foreclosure to the loan holder after attempts to secure a loan modification did not succeed. The deed-in-lieu of foreclosure occurred during January 1999, so the Partnership was still eligible to receive 1998 tax credits. In 1999, Series 10 of the Partnership will face recapture of a portion of credits previously taken, as well as loss of future years credits, due to the transfer of ownership of the apartment complex from the Operating Partnership to the mortgage holder. The Investment General Partner estimates that for the tax year 1999 there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit
yield for 1999 of between 1-2%.   A decrease in overall credit
yield of between .5% - 1% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

(Series 11)  As of June 30, 1999 and 1998 the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at June 30, 1999.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $376,915. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $224,263. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12)  As of June 30, 1999 and 1998, the average Qualified
Occupancy for the series was 99.2% for both years. The series had a total of
53 properties at June 30, 1999, 52 of which were at 100% qualified occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $474,353. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $177,392. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 14)  As of June 30, 1999 and 1998, the average Qualified
Occupancy for the series was 99.7% for both years.  The series had a
total of 101 properties at June 30, 1999, 96 of which were at
100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $1,177,486. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$413,781. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Partners IV, A California LP (Glenhaven Park) continue to suffer from high operating expenses and occupancy issues. As of May 31, 1999, physical occupancy was 92%, 87%, 87%, and 92%, respectively. The properties suffer from excessive expenses compared to operating income. There are few ways of further reducing expenses. A not-for-profit company is being sought to serve as General Partner to reduce the real estate expense. The Operating General Partner has developed a capital needs plan to address what can be done in hopes of improving occupancy levels. Deferred maintenance issues are budgeted for completion in this year's business plan and the manager is currently bidding the work. Deferred maintenance issues related to two vacant units have been completed and the units are being prepared for occupancy and should be occupied in September or October 1999.

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

The Partnership previously reported that the Operating General Partner and its counsel did not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are still of this opinion, it is the opinion of the Investment General Partner that the outcome of the original proceedings coupled with new notices could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote in the annual financial statement (Note H) which is a part of the Partnership's most recently filed 10-K dated March 31, 1999.

The first permanent loan of One Northridge, Limited (Northridge
Apts) was scheduled to mature on December 10, 1998.  The
Operating General Partner obtained an extension for the maturity date of the loan to August 31, 1999 and is currently evaluating multiple refinancing options.

Year 2000 Compliance
--------------------

As previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions.
The majority of Boston Capital's systems are "Y2K" complaint.
For all remaining systems we are working with the vendors to make the necessary upgrades and replacements. Boston Capital believes that all of its systems will be fully compliant before the year 2000 and is committed to ensuring that the "Y2K" issue will have no impact on our investors.








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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II
Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   August 19, 1999       By:  /s/ John P. Manning
                                  --------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer

























