Form 10-Q
period 1999-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 1999-11-19
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1999
                                     --------------------
                                             or

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



                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................




             Boston Capital Tax Credit Fund II Limited Partnership

                                BALANCE SHEETS



                                            September 30,          March 31,
                                                1999                 1999
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 49,374,450        $ 52,816,616


OTHER ASSETS
   Cash and cash equivalents                   1,366,676           1,590,545
   Notes Receivable                              543,584             543,584
   Deferred acquisition costs (Note B)         1,116,919           1,141,198
   Other assets                                  721,947             556,163
                                              ----------          ----------
                                            $ 53,123,576        $ 56,648,106
                                              ==========          ==========

LIABILITIES

Accounts Payable                            $          -        $          -
Accounts Payable - affiliates (Note C)        18,207,929          16,817,686
Capital Contributions payable (Note D)           263,827             368,417
                                              ----------          ----------

                                              18,471,756          17,186,103
                                              ----------          ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              35,922,016          40,684,097

General Partner                               (1,270,196)         (1,222,094)
                                              ----------          ----------
                                              34,651,820          39,462,003
                                              ----------          ----------

                                            $ 53,123,576        $ 56,648,106
                                              ==========          ==========

       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 7
                                           ----------------------------
                                            September 30,      March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  843,747       $  974,248

OTHER ASSETS
Cash and cash equivalents                        6,118            8,529
Notes receivable                                     -                -
Deferred acquisition costs (Note B)                  -                -
Other assets                                    57,476           46,618
                                             ---------        ---------

                                            $  907,341       $1,029,395
                                             =========        =========
LIABILITIES

Accounts payable                            $        -       $        -
Accounts payable - affiliates (Note C)       1,098,006        1,020,834
Capital contributions payable (Note D)               -                -
                                             ---------        ---------
                                             1,098,006        1,020,834
                                             ---------        ---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                               (98,832)          98,402


General Partner                                (91,833)         (89,841)
                                             ---------        ---------

                                              (190,665)           8,561
                                             ---------        ---------

                                            $  907,341       $1,029,395
                                             =========        =========


        The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9
                                            ----------------------------
                                            September 30,      March 31,
                                                1999             1999
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,370,674     $ 9,083,730


OTHER ASSETS
Cash and cash equivalents                        351,060         396,237
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               20,008          20,442
Other assets                                     187,929         154,191
                                              ----------      ----------

                                             $ 8,929,671     $ 9,654,600
                                              ==========      ==========

LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         4,320,836       4,032,944
Capital contributions payable (Note D)                 -           4,590
                                              ----------      ----------
                                               4,320,836       4,037,534
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                4,923,086       5,921,235

General Partner                                 (314,251)       (304,169)
                                              ----------      ----------

                                               4,608,835       5,617,066
                                              ----------      ----------
                                             $ 8,929,671     $ 9,654,600
                                              ==========      ==========


        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 10
                                             ----------------------------
                                            September 30,      March 31,
                                                1999             1999
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,097,656     $ 7,305,952

OTHER ASSETS
Cash and cash equivalents                         95,245         118,099
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               79,152          80,872
Other assets                                      39,927          42,354
                                              ----------      ----------

                                             $ 7,311,980     $ 7,547,277
                                              ==========      ==========
LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         2,872,740       2,694,984
Capital contributions payable (Note D)                 -               -
                                              ----------      ----------
                                               2,872,740       2,694,984
                                              ----------      ----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                4,605,661       5,014,583


General Partner                                 (166,421)       (162,290)
                                              ----------      ----------

                                               4,439,240       4,852,293
                                              ----------      ----------

                                             $ 7,311,980     $ 7,547,277
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

       Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 11
                                            ----------------------------
                                            September 30,     March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,309,291     $ 8,819,044

OTHER ASSETS

Cash and cash equivalents                        296,131         316,711
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               40,119          40,991
Other assets                                      58,388          54,797
                                              ----------      ----------
                                             $ 8,703,929     $ 9,231,543
                                              ==========      ==========

LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         2,114,674       1,951,834
Capital contributions payable (Note D)            22,528          22,528
                                              ----------      ----------
                                               2,137,202       1,974,362
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                6,715,745       7,399,294

General Partner                                 (149,018)       (142,113)
                                              ----------      ----------

                                               6,566,727       7,257,181
                                              ----------      ----------

                                             $ 8,703,929     $ 9,231,543
                                              ==========      ==========


          The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund II Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 12
                                            ----------------------------
                                            September 30,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $ 8,813,462     $ 9,338,564

OTHER ASSETS
Cash and cash equivalents                         47,186          82,710
Notes receivable                                       -               -
Deferred acquisition costs (Note B)              306,287         312,945
Other assets                                      70,847          68,425
                                               ---------       ---------

                                             $ 9,237,782     $ 9,802,644
                                              ==========      ==========

LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         2,672,461       2,473,495
Capital contributions payable (Note D)            11,405          11,405
                                              ----------      ----------
                                               2,683,866       2,484,900
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                6,745,636       7,501,826

General Partner                                 (191,720)       (184,082)
                                              ----------      ----------

                                               6,553,916       7,317,744
                                              ----------      ----------

                                             $ 9,237,782     $ 9,802,644
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14
                                            ----------------------------
                                           September 30,       March 31,
                                               1999              1999
                                            (Unaudited)       (Audited)
                                            ------------      ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $15,939,620     $17,295,078

OTHER ASSETS

Cash and cash equivalents                        570,936         668,259
Notes receivable                                 543,584         543,584
Deferred acquisition costs (Note B)              671,353         685,948
Other assets                                     307,380         189,778
                                              ----------      ----------

                                             $18,032,873     $19,382,647
                                              ==========      ==========

LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         5,129,212       4,643,595
Capital contributions payable (Note D)           229,894         329,894
                                              ----------      ----------
                                               5,359,106       4,973,489
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               13,030,720      14,748,757

General Partner                                 (356,953)       (339,599)
                                              ----------      ----------
                                              12,673,767      14,409,158
                                              ----------      ----------
                                             $18,032,873     $19,382,647
                                              ==========      ==========


      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended September 30,
                                (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    14,169   $    19,463
  Other Income                               16,650         4,447
                                         ----------    ----------
                                             30,819        23,910
Share of loss from Operating
  Partnerships (Note D)                   (1,423,204)   (2,662,923)
                                          ----------    ----------
Expenses
  Partnership management fees (Note C)      586,884       590,952
  Amortization                               12,139        12,139
  General and administrative expenses       201,233       244,313
                                         ----------    ----------

                                            800,256       847,404
                                         ----------    ----------


  NET LOSS                              $(2,192,641)  $(3,486,417)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(2,170,715)  $(3,451,553)
                                         ==========    ==========

Net loss allocated to general partner   $   (21,926)  $   (34,864)
                                         ==========    ==========

Net loss per BAC                        $      (.69)  $     (1.20)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $      47     $      64
  Other Income                                         -             -
                                                --------      --------
                                                      47            64
Share of loss from Operating
  Partnerships (Note D)                          (53,170)     (159,981)
                                                --------      --------

Expenses
  Partnership management fees (Note C)            25,287        28,287
  Amortization                                         -             -
  General and administrative expenses             12,755        17,709
                                                --------      --------

                                                  38,042        45,996
                                                --------      --------


  NET LOSS                                     $ (91,165)    $(205,913)
                                                ========      ========

Net loss allocated to limited
  partners                                     $ (90,253)    $(203,854)
                                                ========      ========

Net loss allocated to general partner          $    (912)    $  (2,059)
                                                ========      ========

Net loss per BAC                               $    (.09)    $    (.20)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                            $    2,363    $    5,950
  Other Income                                    8,700             -
                                               --------      --------
                                                 11,063         5,950
Share of loss from Operating
  Partnerships (Note D)                        (327,261)     (260,328)
                                               --------      --------

Expenses
  Partnership management fees (Note C)          139,170       143,946
  Amortization                                      217           217
  General and administrative expenses            34,424        38,720
                                               --------      --------

                                                173,811       182,883
                                               --------      --------


  NET LOSS                                   $ (490,009)  $  (437,261)
                                               ========     =========

Net loss allocated to limited partners       $ (485,109)  $  (432,888)
                                               ========     =========

Net loss allocated to general partner        $   (4,900)  $    (4,373)
                                               ========     =========

Net loss per BAC                             $     (.12)  $      (.10)
                                               ========     =========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1999         1998
                                                 ----         ----
Income
  Interest income                             $   1,397     $   1,625
  Other income                                    7,800             -
                                               --------      --------
                                                  9,197         1,625
Share of loss from Operating
  Partnerships (Note D)                        (123,703)     (333,187)
                                               --------      --------

Expenses
  Partnership management fees (Note C)           83,242        88,878
  Amortization                                      860           860
  General and administrative expenses            30,621        28,878
                                               --------      --------

                                                114,723       118,616
                                               --------      --------


  NET LOSS                                    $(229,229)    $(450,178)
                                               ========      ========

Net loss allocated to limited partner         $(226,937)    $(445,676)
                                               ========      ========

Net loss allocated to general partner         $  (2,292)    $  (4,502)
                                               ========      ========

Net loss per BAC                              $    (.09)    $    (.19)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   3,396     $   4,791
  Other Income                                        -             -
                                               --------      --------
                                                  3,396         4,791
Share of loss from Operating
  Partnerships (Note D)                        (285,381)     (709,103)
                                               --------      --------

Expenses
  Partnership management fees (Note C)           80,670        80,166
  Amortization                                      436           436
  General and administrative expenses            29,354        33,774
                                               --------      --------

                                                110,460       114,376
                                               --------      --------


  NET LOSS                                    $(392,445)    $(818,688)
                                               ========      ========

Net loss allocated to limited partner         $(388,521)    $(810,501)
                                               ========      ========

Net loss allocated to general partner         $  (3,924)    $  (8,187)
                                               ========      ========

Net loss per BAC                              $    (.16)    $    (.33)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $     312     $     151
  Other Income                                      150             -
                                               --------      --------
                                                    462           151
Share of loss from Operating
  Partnerships (Note D)                        (214,428)     (466,620)
                                               --------      --------

Expenses
  Partnership management fee (Note C)            93,817        79,660
  Amortization                                    3,329         3,329
  General and administrative expenses            40,246        49,156
                                               --------      --------

                                                137,392       132,145
                                               --------      --------


  NET LOSS                                    $(351,358)    $(598,614)
                                               ========      ========

Net loss allocated to limited partner         $(347,844)    $(592,628)
                                               ========      ========

Net loss allocated to general partner         $  (3,514)    $  (5,986)
                                               ========      ========

Net loss per BAC                              $    (.12)    $    (.20)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)


                                                      SERIES 14
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                           $     6,654    $    6,882
  Other Income                                        -         4,447
                                              ---------     ---------
                                                  6,654        11,329
Share of loss from Operating
  Partnerships (Note D)                        (419,261)     (733,704)
                                              ---------     ---------

Expenses
  Partnership management fees (Note C)          164,698       170,015
  Amortization                                    7,297         7,297
  General and administrative expenses            53,833        76,076
                                              ---------     ---------

                                                225,828       253,388
                                              ---------     ---------


  NET LOSS                                  $  (638,435)  $  (975,763)
                                              =========     =========

Net loss allocated to limited partner       $  (632,051)  $  (966,005)
                                              =========     =========

Net loss allocated to general partner       $    (6,384)  $    (9,758)
                                              =========     =========

Net loss per BAC                            $      (.11)  $      (.18)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

                                     1



           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                                (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    29,826   $    39,566
  Other Income                               20,390        25,781
                                         ----------    ----------
                                             50,216        65,347
Share of loss from Operating
  Partnerships (Note D)                  (3,422,713)   (5,632,559)
                                         ----------    ----------
Expenses
  Partnership management fees (Note C)    1,143,986     1,183,791
  Amortization                               24,281        24,281
  General and administrative expenses       269,419       261,694
                                         ----------    ----------

                                          1,437,686     1,469,766
                                         ----------    ----------


  NET LOSS                              $(4,810,183)  $(7,036,978)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(4,762,081)  $(6,966,607)
                                         ==========    ==========

Net loss allocated to general partner   $   (48,102)  $   (70,371)
                                         ==========    ==========

Net loss per BAC                        $     (1.45)  $     (2.33)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

                                     1


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $      96     $     116
  Other Income                                         -             -
                                                --------      --------
                                                      96           116
Share of loss from Operating
  Partnerships (Note D)                         (130,501)     (216,806)
                                                --------      --------

Expenses
  Partnership management fees (Note C)            53,574        56,574
  Amortization                                         -             -
  General and administrative expenses             15,247        13,496
                                                --------      --------

                                                  68,821        70,070
                                                --------      --------


  NET LOSS                                     $(199,226)    $(286,760)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(197,234)    $(283,892)
                                                ========      ========

Net loss allocated to general partner          $  (1,992)    $  (2,868)
                                                ========      ========

Net loss per BAC                               $    (.19)    $    (.28)
                                                ========      ========






        The accompanying notes are an integral part of these statements.


                                     16








        Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                            $    6,127    $   11,003
  Other Income                                   11,190         2,134
                                               --------      --------
                                                 17,317        13,137
Share of loss from Operating
  Partnerships (Note D)                        (712,009)     (702,006)
                                               --------      --------

Expenses
  Partnership management fees (Note C)          267,000       287,892
  Amortization                                      435           435
  General and administrative expenses            46,104        33,985
                                               --------      --------

                                                313,539       322,312
                                               --------      --------


  NET LOSS                                  $(1,008,231)  $(1,011,181)
                                              =========     =========

Net loss allocated to limited partners      $  (998,149)  $(1,001,069)
                                              =========     =========

Net loss allocated to general partner       $   (10,082)  $   (10,112)
                                              =========     =========

Net loss per BAC                            $      (.24)  $      (.24)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

                                     1

        Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1999         1998
                                                 ----         ----
Income
  Interest income                             $   2,501     $   3,083
  Other income                                    7,950             -
                                               --------      --------
                                                 10,451         3,083
Share of loss from Operating
  Partnerships (Note D)                        (214,962)     (729,547)
                                               --------      --------

Expenses
  Partnership management fees (Note C)          168,620       177,756
  Amortization                                    1,721         1,721
  General and administrative expenses            38,201        29,771
                                               --------      --------

                                                208,542       209,248
                                               --------      --------


  NET LOSS                                    $(413,053)    $(935,712)
                                               ========      ========

Net loss allocated to limited partner         $(408,922)    $(926,354)
                                               ========      ========

Net loss allocated to general partner         $  (4,131)    $  (9,358)
                                               ========      ========

Net loss per BAC                              $    (.17)    $    (.39)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                                     1


           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   6,793   $     8,410
  Other Income                                      916         2,400
                                               --------      --------
                                                  7,709        10,810
Share of loss from Operating
  Partnerships (Note D)                        (506,121)   (1,449,912)
                                               --------     ---------

Expenses
  Partnership management fees (Note C)          156,000       160,586
  Amortization                                      872           872
  General and administrative expenses            35,170        38,148
                                               --------      --------

                                                192,042       199,606
                                               --------      --------


  NET LOSS                                    $(690,454)  $(1,638,708)
                                               ========     =========

Net loss allocated to limited partner         $(683,549)  $(1,622,321)
                                               ========     =========

Net loss allocated to general partner         $  (6,905)  $   (16,387)
                                               ========     =========

Net loss per BAC                              $    (.28)  $      (.66)
                                               ========     =========







       The accompanying notes are an integral part of these statements.

                                     1


         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $     773   $       311
  Other Income                                      300         6,150
                                               --------     ---------
                                                  1,073         6,461
Share of loss from Operating
  Partnerships (Note D)                        (528,259)   (1,028,295)
                                               --------     ---------

Expenses
  Partnership management fee (Note C)           182,019       170,788
  Amortization                                    6,658         6,658
  General and administrative expenses            47,965        54,056
                                               --------     ---------

                                                236,642       231,502
                                               --------     ---------


  NET LOSS                                    $(763,828)  $(1,253,336)
                                               ========     =========

Net loss allocated to limited partner         $(756,190)  $(1,240,803)
                                               ========     =========

Net loss allocated to general partner         $  (7,638)  $   (12,533)
                                               ========     =========

Net loss per BAC                              $    (.26)  $      (.42)
                                               ========     =========






       The accompanying notes are an integral part of these statements.

                                     2


           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)


                                                      SERIES 14
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                           $    13,536    $   16,643
  Other Income                                       34        15,097
                                              ---------     ---------
                                                 13,570        31,740
Share of loss from Operating
  Partnerships (Note D)                      (1,330,861)   (1,505,993)
                                              ---------     ---------

Expenses
  Partnership management fees (Note C)          316,773       330,195
  Amortization                                   14,595        14,595
General and administrative expenses              86,732        92,238
                                              ---------     ---------

                                                418,100       437,028
                                              ---------     ---------


  NET LOSS                                  $(1,735,391)  $(1,911,281)
                                              =========     =========

Net loss allocated to limited partner       $(1,718,037)  $(1,892,168)
                                              =========     =========

Net loss allocated to general partner       $   (17,354)  $   (19,113)
                                              =========     =========

Net loss per BAC                            $      (.31)  $      (.34)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

                                     2

             Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1999            $ 40,684,097   $(1,222,094) $39,462,003


    Net loss                   (4,762,081)      (48,102)  (4,810,183)
                               ----------     ----------   ----------


Partners' capital (deficit),
   September 30, 1999        $ 35,922,016   $(1,270,196) $34,651,820
                               ==========     =========   ==========

























       The accompanying notes are an integral part of these statements.

                                     2


              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1999
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1999             $    98,402     $ (89,841)   $    8,561

Net loss                         (197,234)       (1,992)     (199,226)
                                ---------       --------     ---------
Partners' capital (deficit),
    September 30, 1999        $   (98,832)    $ (91,833)   $ (190,665)
                                =========       ========     =========

Series 9
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,921,235     $(304,169)  $ 5,617,066

Net loss                         (998,149)      (10,082)   (1,008,231)
                               ----------       -------     ----------

Partners' capital (deficit),
    September 30, 1999        $ 4,923,086     $(314,251)  $ 4,608,835
                               ==========      ========    ==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,014,583     $(162,290)  $ 4,852,293

Net loss                         (408,922)       (4,131)     (413,053)
                               ----------      --------    ----------
Partners' capital (deficit),
    September 30, 1999        $ 4,605,661     $(166,421)  $ 4,439,240
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

                                     2


            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1999
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1999             $ 7,399,294     $(142,113)  $ 7,257,181

Net loss                         (683,549)       (6,905)     (690,454)
                               ----------      --------    -----------
Partners' capital (deficit),
    September 30, 1999        $ 6,715,745     $(149,018)  $ 6,566,727
                               ==========      ========    ==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1999             $ 7,501,826     $(184,082)  $ 7,317,744

Net loss                         (756,190)       (7,638)     (763,828)
                               ----------      --------    -----------

Partners' capital (deficit),
    September 30, 1999        $ 6,745,636     $(191,720)  $ 6,553,916
                               ==========      ========    ==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1999             $14,748,757     $(339,599)  $14,409,158

Net loss                       (1,718,037)      (17,354)   (1,735,391)
                               ----------       --------   -----------

Partners' capital (deficit),
    September 30, 1999        $13,030,720     $(356,953)  $12,673,767
                               ==========      ========    ==========






       The accompanying notes are an integral part of these statements.

                                     24



           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)

                                             1999             1998
                                             ----             ----
Cash flows from operating activities:
    Net loss                             $ (4,810,183)  $ (7,036,978)
    Adjustments
       Distributions from Operating
         Partnerships                          20,175          6,913
       Amortization                            24,281         24,281
       Share of loss from Operating
          Partnerships                      3,422,713      5,632,559
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               1,390,243      1,285,930
       Decrease (Increase) in other
         assets                               (42,163)       (12,741)
       Decrease (Increase) in prepaid
         Expenses                            (117,602)       (17,681)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (112,536)      (117,717)
                                           ----------     ----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                (104,590)        (2,543)
     Advances (made to) repaid from
       Operating Partnerships                       -              -
     Credit adjusters received from
        Operating Partnerships                 (6,743)         3,176
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (111,333)           633
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (223,869)      (117,084)

Cash and cash equivalents, beginning        1,590,545      1,611,248
                                            ---------     ----------
Cash and cash equivalents, ending        $  1,366,676    $ 1,494,164
                                     ==========     ==========


        The accompanying notes are an integral part of these statements.


                                     25


             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                  (Unaudited)
                                                    Series 7
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:
    Net loss                                $ (199,226)   $ (286,760)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                          130,501       216,806
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           77,172        69,324
       Decrease (Increase) in other
         assets                                (10,858)       (1,353)
       Decrease (Increase) in prepaid                -             -
         expenses                             --------     ---------

       Net cash (used in) provided by
         operating activities                   (2,411)       (1,983)
                                              --------     ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -             -
     Advances (made to) repaid from Operating
       Partnerships                                  -             -
     Credit adjusters received from Operating
       Partnerships                                  -             -
                                              --------     ---------
         Net cash (used in) provided by
           investing activities                      -             -
                                              --------     ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (2,411)       (1,983)

Cash and cash equivalents, beginning             8,529         7,134
                                              --------     ---------
Cash and cash equivalents, ending            $   6,118    $    5,151
                                              ========     =========




     The accompanying notes are an integral part of these statements.

                                   2


             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                  (Unaudited)


                                                    Series 9
                                            -------------------------
                                                1999           1998
                                                ----           ----
Cash flows from operating activities:
    Net loss                               $(1,008,231)   $(1,011,181)
    Adjustments
       Distributions from Operating
         Partnerships                            1,046          1,249
       Amortization                                435            435
       Share of loss from Operating
          Partnerships                         712,009        702,006
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          287,892        288,182
       Decrease (Increase) in other
         assets                                (33,738)       (17,234)
       Decrease (Increase) in prepaid
         expenses                                    -              -
                                             ---------      ---------
         Net cash (used in) provided by
           operating activities                (40,587)       (36,543)
                                             ---------      ---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                   (4,590)             -
    Advances (made to) repaid from
       Operating Partnerships                        -              -
    Credit adjusters received from
       Operating Partnerships                        -              -
                                             ---------      ---------
         Net cash (used in) provided by
          investing activities                  (4,590)             -
                                             ---------      ---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (45,177)       (36,543)

Cash and cash equivalents, beginning           396,237        517,412
                                             ---------      ---------
Cash and cash equivalents, ending          $   351,060     $  480,869
                                             =========      =========



         The accompanying notes are an integral part of these statements.

                                     2


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                             (Unaudited)

                                                    Series 10
                                           -------------------------
                                              1999            1998
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $  (413,053)   $  (935,712)
    Adjustments
       Distributions from Operating
         Partnerships                             683              -
       Amortization                             1,721          1,721
       Share of loss from Operating
          Partnerships                        214,962        729,547
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         177,756        177,985
       Decrease (Increase) in other
         assets                                 2,427           (307)
       Decrease (Increase) in prepaid
         expenses                                   -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (15,504)       (26,766)
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -
     Credit adjusters received from
       Operating Partnerships                  (7,350)             -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                (7,350)             -
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (22,854)       (26,766)

Cash and cash equivalents, beginning          118,099        124,484
                                            ---------      ---------
Cash and cash equivalents, ending          $   95,245     $   97,718
                                            =========      =========




        The accompanying notes are an integral part of these statements.

                                     28

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)


                                                    Series 11
                                           -------------------------
                                              1999           1998
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $  (690,454)  $ (1,638,708)
    Adjustments
       Distributions from Operating
         Partnerships                              35          1,070
       Amortization                               872            872
       Share of loss from Operating
          Partnerships                        506,121      1,449,912
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         162,840        163,415
       Decrease (Increase) in other
         assets                                     6         (2,847)
       Decrease (Increase) in
         prepaid expenses                           -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (20,580)       (26,286)
                                            ---------      ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -
     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (20,580)       (26,286)

Cash and cash equivalents, beginning          316,711        287,800
                                            ---------      ---------
Cash and cash equivalents, ending          $  296,131     $  261,514
                                            =========      =========


        The accompanying notes are an integral part of these statements.

                                     29


               Boston Capital Tax Credit Fund II Limited Partnership

                          STATEMENTS OF CASH FLOWS
                        Six Months Ended September 30,
                                (Unaudited)
                                                    Series 12
                                            -------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net loss                              $  (763,828)   $(1,253,336)
    Adjustments
       Distributions from Operating
         Partnerships                          (5,579)           436
       Amortization                             6,658          6,658
       Share of loss from Operating
             Partnerships                     528,259      1,028,294
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         198,966        203,106
       Decrease (Increase) in prepaid
         Expenses                                   -          4,060
       Decrease (Increase) in other
         assets                                     -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (35,524)       (10,781)
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -             -
     Advances (made to) repaid from Operating
       Partnerships                                 -              -
     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (35,524)       (10,781)

Cash and cash equivalents, beginning           82,710         21,827
                                            ---------      ---------
Cash and cash equivalents, ending          $   47,186    $    11,046
                                            =========      =========


        The accompanying notes are an integral part of these statements.

                                     30

             Boston Capital Tax Credit Fund II Limited Partnership
                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)
                                                    Series 14
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:
    Net loss                               $(1,735,391)  $(1,911,281)
    Adjustments
       Distributions from Operating
         Partnerships                           23,990         4,158
       Amortization                             14,595        14,595
       Share of loss from Operating
          Partnerships                       1,330,861     1,505,993
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          485,617       383,918
       Decrease (Increase) in other
         Assets                               (117,602)      (12,741)
       Decrease (Increase) in prepaid
         expenses                                    -             -
                                            ----------     ---------
         Net cash (used in) provided by
           operating activities                  2,070       (15,358)
                                            ----------     ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                 (100,000)        (2,543)
     Advances (made to) repaid from
       Operating Partnerships                        -             -
     Credit adjusters received from
       Operating Partnerships                      607         3,176
                                            ----------     ---------
         Net cash (used in) provided by
           investing activities                (99,393)       (2,543)
                                            ----------     ---------

        INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (97,323)      (14,725)

Cash and cash equivalents, beginning           668,259       652,591
                                            ----------     ---------
Cash and cash equivalents, ending         $    570,936   $   637,866
                                            ==========     =========




       The accompanying notes are an integral part of these statements.

                                     3


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 1999 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.







                                     3



           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              September 30, 1999
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 1999, the Partnership has accumulated unallocated acquisition amortization totaling $218,527. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 1999 for Series 9, Series 10, Series 11, Series 12, and Series 14 is $3,914, $15,486, $7,849, $59,926, and
$131,352, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended September 30, 1999 and 1998 are as follows:










                                     3

           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            September 30, 1999
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
                               =======        =======


     Accounts payable - affiliates at September 30, 1999 and 1998 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership.


      As of September 30, 1999, an affiliate of the general partner advanced a total of $295,245 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. $8,935 of the advances was made during the quarter ended September 30, 1999. Below is a table that breaks down by series the advances as of September 30, 1999.

			                1999
                               -------
                   Series 7   $125,346
                   Series 12    62,550
                   Series 14   107,349
                               -------
                              $295,245
                               =======

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.




                                     34










           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1999
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At September 30, 1999 and 1998 the Partnership had limited partnership interests in 309 and 310 Operating Partnerships, respectively which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 1999 and 1998 by series is as follows:
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

  The contributions payable at September 30, 1999 and 1998 by series are as follows:
                              1999            1998
                           ----------      ----------
            Series  7       $       -       $       -
            Series  9               -           4,590
            Series 10               -               -
            Series 11          22,528          22,528
            Series 12          11,405          11,405
            Series 14         229,894         329,894
                            ---------       ---------
                            $ 263,827       $ 368,417
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days

                                  3







 Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1999.

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 7
                                       ---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $ 1,017,594     $  1,039,250
   Interest and other                      31,308           97,505
                                        ---------        ---------
                                        1,048,902        1,136,755
                                        ---------        ---------
Expenses
  Interest                                337,308          401,032
  Depreciation and amortization           344,360          522,415
  Operating expenses                      659,359          694,009
                                        ---------        ---------
                                        1,341,027        1,617,456
                                        ---------        ---------

          NET LOSS                    $  (292,125)     $  (480,701)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (130,501)     $  (216,806)
                                        =========        =========

Net loss allocated to other partners  $    (2,921)     $    (4,807)
                                        =========        =========
Net loss suspended                    $  (158,703)     $  (259,088)
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

                                    36

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six months ended June 30,
                              (Unaudited)
                                                Series 9
                                        --------------------------
                                           1999             1998
                                          -----            -----
 Revenues
   Rental                             $ 5,011,136      $ 5,014,152
   Interest and other                     196,973          448,282
                                       ----------       ----------
                                        5,208,109        5,462,434
                                       ----------       ----------
Expenses
  Interest                              1,525,381        1,709,979
  Depreciation and amortization         1,883,291        1,895,143
  Operating expenses                    3,131,599        3,152,863
                                       ----------       ----------
                                        6,540,271        6,757,985
                                       ----------       ----------

          NET LOSS                    $(1,332,162)     $(1,295,551)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (712,009)     $  (702,006)
                                       ==========       ==========

Net loss allocated to other partners  $   (13,322)     $   (12,956)
                                       ==========       ==========

Net loss suspended                    $  (606,831)     $  (580,589)
                                       ==========       ==========

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.



                                 3










         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                             (Unaudited)

                                                  Series 10
                                        --------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 3,762,660      $ 3,756,096
   Interest and other                     134,801          218,746
                                       ----------       ----------
                                        3,897,461        3,974,842
                                       ----------       ----------
Expenses
  Interest                              1,039,425        1,444,139
  Depreciation and amortization         1,187,052        1,326,525
  Operating expenses                    2,140,947        2,170,983
                                       ----------       ----------
                                        4,367,424        4,941,647
                                       ----------       ----------
          NET LOSS                    $  (469,963)     $  (966,805)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (214,962)     $  (729,547)
                                       ==========       ==========

Net loss allocated to other partners  $    (4,700)     $    (9,668)
                                       ==========       ==========

Net loss suspended                    $  (250,301)     $  (227,590)
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


                                     3

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                Series 11
                                      ----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 3,205,233      $ 3,147,418
   Interest and other                     179,827          169,609
                                       ----------       ----------
                                        3,385,060        3,317,027
                                       ----------       ----------
Expenses
  Interest                              1,014,757        1,679,214
  Depreciation and amortization         1,187,009        1,248,828
  Operating expenses                    2,027,086        1,994,875
                                       ----------       ----------

                                        4,228,852        4,922,917
                                       ----------       ----------

          NET LOSS                    $  (843,792)     $(1,065,890)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (506,121)     $(1,449,912)
                                       ==========       ==========

Net loss allocated to other partners  $    (8,438)     $   (16,059)
                                       ==========       ==========

Net loss suspended                    $  (329,233)     $  (139,919)
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


                                     3

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                  Series 12
                                        --------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                             $ 3,482,366      $ 3,461,126
   Interest and other                     151,988          182,199
                                        ---------        ---------

                                        3,634,354        3,643,325
                                        ---------        ---------
Expenses
  Interest                                998,698        1,406,175
  Depreciation and amortization         1,291,035        1,352,356
  Operating expenses                    2,180,634        2,205,247
                                        ---------        ---------
                                        4,470,367        4,963,778
                                        ---------        ---------

          NET LOSS                    $  (836,013)     $(1,320,453)
                                       ==========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (528,259)     $(1,028,295)
                                        =========        =========
Net loss allocated to other partners  $    (8,360)     $   (13,205)
                                        =========        =========

Net loss suspended                    $  (299,394)     $  (278,954)
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

                                     4


           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1999
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                Series 14
                                       ---------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 7,468,987      $ 7,416,656
   Interest and other                     312,578          385,927
                                       ----------       ----------

                                        7,781,565        7,802,583
                                       ----------       ----------
Expenses
  Interest                              2,236,187        2,680,350
  Depreciation and amortization         2,863,178        2,359,114
  Operating expenses                    4,564,052        4,521,883
                                       ----------       ----------
                                        9,663,417        9,561,347
                                       ----------       ----------
          NET LOSS                    $(1,881,852)     $(1,758,764)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(1,330,861)     $(1,505,993)
                                       ==========       ==========

Net loss allocated to other partners  $   (18,819)     $   (17,588)
                                       ==========       ==========

Net loss suspended                    $  (532,172)     $  (235,183)
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

                                     4


         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            September 30, 1999
                                (Unaudited)

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



































                                     4


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

The Partnership has recognized other income as of September 30, 1999 in the amount of $20,390. Of the total, $6,290 represents distributions received from Operating Partnership for which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The remaining $14,100 represents transfer fee income.

The Partnership has recorded $329,907 as payable to affiliates. This represents advances to pay certain third party operating expenses, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $136,249 in series 7, none in series 9 and 10, $401 in series 11, $85,907 in series 12, $107,349 in series
14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.


Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.






                                    4



Capital Resources (continued)
-----------------
	As of September 30, 1999 the Partnership had $729,968 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, and number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10. Proceeds remaining listed below for those series represent current cash balance.

                                      Final        Number of      Proceeds
Series     Equity        BAC's      Close Date    Properties     Remaining
------   -----------    ---------   ----------    ----------     ---------
  7     $ 10,361,000    1,036,100    12/29/89         15          $  7,409
  9     $ 41,574,018    4,178,029    05/04/90         55          $351,060
 10     $ 24,288,997    2,428,925    08/24/90         45          $107,672
 11     $ 24,735,002    2,489,599    12/27/90         40          $ 22,528
 12     $ 29,710,003    2,972,795    04/30/91         53          $ 11,405
 14     $ 55,728,997    5,574,290    01/27/92        101          $229,894
         -----------   ----------                    ---           -------
        $176,047,378   18,679,738                    309          $729,968
         ===========   ==========                    ===           =======




(Series 8)  No BACs with respect to Series 8 were offered.

(Series 13)  No BACs with respect to Series 13 were offered.


Results of Operations
---------------------
As of September 30, 1999 and 1998 the Partnership held limited partnership interests in 309 and 310 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership management fee
incurred for the quarters ended September 30, 1999 and 1998 were $586,884 and $590,952, respectively.

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.

The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

The General Partner and its affiliate, Boston Capital Asset Management Limited Partnership, monitor the operations of all the properties in the Partnership. The Operating Partnerships that are mentioned in the following discussion of each series' results of operations are being closely monitored so as to improve the overall results of each series' operations.

(Series 7) As of September 30, 1999 and 1998, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at September 30, 1999.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $292,125. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $52,235. This is an interim period estimate; it is not necessarily indicative of the final year end results.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts.), continues to incur cash flow deficits. The senior mortgage is in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner has attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, and the mortgage holder's unwillingness to accept a deed in lieu of foreclosure, the bank had moved to foreclose on the property. Due to a lack of perceived value in the currently vacant property, the bank has decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is been working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The first mortgage holder is examining all options available to it,including eventual foreclosure. If a foreclosure should occur, in 1999, Series 7 of the Partnership will face recapture of a portion of the credits previously taken as well as a loss of future years credits. The Investment General Partner estimates that for the tax year 1999 there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit yield in 1999 of between 4-5%. A decrease in overall credit yield of .9%-1.5% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

(Series 9) As of September 30, 1999 and 1998, the average Qualified Occupancy for the series were 99.7% for both years. The series had a total of 55 properties at September 30, 1999. Out of the total, 52 were at 100% Qualified Occupancy.




For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,332,162. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $551,129. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner of School Street II Limited Partnership (School Street Apts. II) hired a new management company in September 1999 with the goal of improving occupancy and operations. The property's average occupancy was 86% for the third quarter of 1999. In addition, the operating General Partner successfully negotiated a debt restructure on January 4, 1999. As part of the debt restructure, the lender required a capital improvement program that is on schedule to be completed by December 1999. The Operating General Partner continues to actively participate in the partnership's operations in order to attain positive cash flow at the property.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts.), continues to incur cash flow deficits. The mortgage is in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner has attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, and the mortgage holder's unwillingness to accept a deed in lieu of foreclosure, the bank had moved to foreclose on the property. Due to a lack of perceived value in the currently vacant property, the bank has decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The First mortgage holder is examining all options available to it, including foreclosure. If a foreclosure should occur, in 1999, Series 9 of the Partnership will face recapture of a portion of the credits previously taken, as well as a loss of future years credits. The Investment General Partner estimates that for the tax year 1999 there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit yield in 1999 of between .8% - 1.5%. A decrease in overall credit yield of .1%-.5% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) continues to operate at an average occupancy of 66%. The area has an oversupply of affordable rental housing and a poor local economy, which has negatively impacted the property. The property's competition includes a number of newer complexes with more space and amenities and, in some cases, lower rents. The management company, an affiliate of the Operating General Partner, has increased its marketing and outreach efforts and continues to offer assistance to the Operating Partnership. The Investment General Partner plans to conduct a site inspection/property review in December 1999.

(Series 10) As of September 30, 1999 and 1998, the average Qualified Occupancy for the series was 99.7% and 99.9%, respectively. The series had a total of 45 properties at September 30, 1999, Out of the total,44 were at 100% Qualified Occupancy.


For the six months being reported the series reflects a net loss from the Operating Partnerships of $469,963. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $717,089. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Investment Partnership no longer has an ownership interest in North Connecticut L.P. (46 North Connecticut Avenue). A continued level of high operating deficits during 1998 left the Operating General Partner with little alternative but to grant a deed-in-lieu of foreclosure to the loan holder after attempts to secure a loan modification did not succeed. The deed-in-lieu of foreclosure occurred during January 1999, so the Partnership was still eligible to receive 1998 tax credits. In 1999, the series will face recapture of a portion of credits previously taken, as well as loss of future years credits, due to the transfer of ownership of the apartment complex from the Operating Partnership to the mortgage holder. The Investment General Partner estimates that for the tax year 1999 there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall
credit yield for 1999 of between 1-2%.   A decrease in overall credit yield of
between .5% - 1% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

(Series 11) As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 100% and 993%, respectively. The series had a total of 40 properties all of which were 100% at September 30, 1999.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $843,792. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $343,217. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12) As of September 30, 1999 and 1998, the average Qualified Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at September 30, 1999, 52 of which were at 100% qualified occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $836,013. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $455,022. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 14) As of September 30, 1999 and 1998, the average Qualified Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 101 properties at September 30, 1999, 96 of which were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,881,852. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $981,326. This is an interim period estimate; it is not necessarily indicative of the final year end results.


The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Partners IV, A California LP (Glenhaven Park) continue to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses a not-for-profit company is being sought to provide tenant services, coordinate leasing and community outreach, and also reduce real estate tax burden. As a result of repairs to unit interiors, occupancy levels have improved. At September 30, 1999 physical occupancy at Haven Park II and Haven Park III, was 93% and 100% respectively. Occupancy at Haven Park IV as of September 30, 1999 remains at 92%, and occupancy at Glenhaven Park as of September 30, 1999 is 83%. As a result of repairs to unit interiors, all vacant units are prepared for occupancy, and should be rented in November 1999. Additional deferred maintenance issues are budgeted for completion in this years business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not effect occupancy, but will prevent further physical deterioration, and help preserve the asset.

On April 27, 1998 Woodfield Commons Limited Partnership (Rainbow Commons Apartments) received a 60-Day letter issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements.

The IRS has additionally sent two 60 day letters for the tax years ending 1996 and 1997 dated August 23 1999 and August 8, 1999, respectively. The initial 60-Day letter which was issued in relation to the tax years ended December 31, 1993, 1994, and 1995, and the subsequent 1996 and 1997 60-day letter were the result of an IRS audit of the Operating Partnership's tenant files. The IRS has proposed an adjustment that would disallow the Partnership from utilizing certain past or future credits. On June 23, 1998, the Operating General Partner and its counsel filed a written protest with the IRS and requested additional information from the IRS with regards to the legal and factual basis upon which it has proposed its assessment. As of this date, the IRS has not responded to this request nor has a conference with the Appeals Office been scheduled.

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

The first permanent loan of One Northridge, Limited (Northridge Apts.) was scheduled to mature on December 10, 1998. The Operating General Partner obtained an extension for the maturity date of the loan to August 31, 1999 and as of September, 1999 had secured new financing. This new mortgage should allow the property to complete required repairs and other maintenance items to enhance curb appeal.

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




















                                     5


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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   November 19, 1999       By:  /s/ John P. Manning
                                  --------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer

























