Form 10-Q
period 1999-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2000-02-18
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1999
                                     --------------------
                                             or

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



                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED December 31, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................




             Boston Capital Tax Credit Fund II Limited Partnership

                                BALANCE SHEETS



                                            December 31,           March 31,
                                                1999                 1999
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 47,641,835        $ 52,816,616


OTHER ASSETS
   Cash and cash equivalents                   1,371,687           1,590,545
   Notes Receivable                              543,584             543,584
   Deferred acquisition costs (Note B)         1,104,778           1,141,198
   Other assets                                  735,128             556,163
                                              ----------          ----------
                                            $ 51,397,012        $ 56,648,106
                                              ==========          ==========

LIABILITIES

Accounts Payable                            $      1,380        $          -
Accounts Payable - affiliates (Note C)        18,837,131          16,817,686
Capital Contributions payable (Note D)           263,827             368,417
                                              ----------          ----------

                                              19,102,338          17,186,103
                                              ----------          ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              33,588,441          40,684,097

General Partner                               (1,293,767)         (1,222,094)
                                              ----------          ----------
                                              32,294,674          39,462,003
                                              ----------          ----------

                                            $ 51,397,012        $ 56,648,106
                                              ==========          ==========

       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 7
                                           ----------------------------
                                            December 31,      March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  806,328       $  974,248

OTHER ASSETS
Cash and cash equivalents                        4,687            8,529
Notes receivable                                     -                -
Deferred acquisition costs (Note B)                  -                -
Other assets                                    57,476           46,618
                                             ---------        ---------

                                            $  868,491       $1,029,395
                                             =========        =========
LIABILITIES

Accounts payable                            $        -       $        -
Accounts payable - affiliates (Note C)       1,126,605        1,020,834
Capital contributions payable (Note D)               -                -
                                             ---------        ---------
                                             1,126,605        1,020,834
                                             ---------        ---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                              (165,606)          98,402


General Partner                                (92,508)         (89,841)
                                             ---------        ---------

                                              (258,114)           8,561
                                             ---------        ---------

                                            $  868,491       $1,029,395
                                             =========        =========


        The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9
                                            ----------------------------
                                            December 31,       March 31,
                                                1999             1999
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,692,040     $ 9,083,730


OTHER ASSETS
Cash and cash equivalents                        342,632         396,237
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               19,790          20,442
Other assets                                     193,972         154,191
                                              ----------      ----------

                                             $ 8,248,434     $ 9,654,600
                                              ==========      ==========

LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         4,464,782       4,032,944
Capital contributions payable (Note D)                 -           4,590
                                              ----------      ----------
                                               4,464,782       4,037,534
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                4,106,155       5,921,235

General Partner                                 (322,503)       (304,169)
                                              ----------      ----------

                                               3,783,652       5,617,066
                                              ----------      ----------
                                             $ 8,248,434     $ 9,654,600
                                              ==========      ==========


        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 10
                                             ----------------------------
                                            December 31,       March 31,
                                                1999             1999
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 6,977,584     $ 7,305,952

OTHER ASSETS
Cash and cash equivalents                         96,072         118,099
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               78,291          80,872
Other assets                                      41,056          42,354
                                              ----------      ----------

                                             $ 7,193,003     $ 7,547,277
                                              ==========      ==========
LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         2,961,623       2,694,984
Capital contributions payable (Note D)                 -               -
                                              ----------      ----------
                                               2,961,623       2,694,984
                                              ----------      ----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                4,399,879       5,014,583


General Partner                                 (168,499)       (162,290)
                                              ----------      ----------

                                               4,231,380       4,852,293
                                              ----------      ----------

                                             $ 7,193,003     $ 7,547,277
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

       Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 11
                                            ----------------------------
                                             December 31,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 8,115,917     $ 8,819,044

OTHER ASSETS

Cash and cash equivalents                        302,169         316,711
Notes receivable                                       -               -
Deferred acquisition costs (Note B)               39,683          40,991
Other assets                                      55,625          54,797
                                              ----------      ----------
                                             $ 8,513,394     $ 9,231,543
                                              ==========      ==========

LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         2,196,094       1,951,834
Capital contributions payable (Note D)            22,528          22,528
                                              ----------      ----------
                                               2,218,622       1,974,362
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                6,446,509       7,399,294

General Partner                                 (151,737)       (142,113)
                                              ----------      ----------

                                               6,294,772       7,257,181
                                              ----------      ----------

                                             $ 8,513,394     $ 9,231,543
                                              ==========      ==========


          The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund II Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 12
                                            ----------------------------
                                            December 31,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $ 8,585,678     $ 9,338,564

OTHER ASSETS
Cash and cash equivalents                         55,641          82,710
Notes receivable                                       -               -
Deferred acquisition costs (Note B)              302,958         312,945
Other assets                                      70,845          68,425
                                               ---------       ---------

                                             $ 9,015,122     $ 9,802,644
                                              ==========      ==========

LIABILITIES

Accounts payable                             $         -     $         -
Accounts payable - affiliates (Note C)         2,769,679       2,473,495
Capital contributions payable (Note D)            11,405          11,405
                                              ----------      ----------
                                               2,781,084       2,484,900
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                6,428,957       7,501,826

General Partner                                 (194,919)       (184,082)
                                              ----------      ----------

                                               6,234,038       7,317,744
                                              ----------      ----------

                                             $ 9,015,122     $ 9,802,644
                                              ==========      ==========


       The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14
                                            ----------------------------
                                           December 31,       March 31,
                                               1999              1999
                                            (Unaudited)       (Audited)
                                            ------------      ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $15,464,288     $17,295,078

OTHER ASSETS

Cash and cash equivalents                        570,486         668,259
Notes receivable                                 543,584         543,584
Deferred acquisition costs (Note B)              664,056         685,948
Other assets                                     316,154         189,778
                                              ----------      ----------

                                             $17,558,568     $19,382,647
                                              ==========      ==========

LIABILITIES

Accounts payable                             $     1,380     $         -
Accounts payable - affiliates (Note C)         5,318,348       4,643,595
Capital contributions payable (Note D)           229,894         329,894
                                              ----------      ----------
                                               5,549,622       4,973,489
                                              ----------      ----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               12,372,547      14,748,757

General Partner                                 (363,601)       (339,599)
                                              ----------      ----------
                                              12,008,946      14,409,158
                                              ----------      ----------
                                             $17,558,568     $19,382,647
                                              ==========      ==========


      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended December 31,
                                (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    12,142   $    18,119
  Other Income                               17,944         8,251
                                         ----------    ----------
                                             30,086        26,370
Share of loss from Operating
  Partnerships (Note D)                  (1,728,039)   (1,876,234)
                                         ----------    ----------
Expenses
  Partnership management fees (Note C)      608,627       597,975
  Amortization                               12,139        12,357
  General and administrative expenses        35,738        27,270
                                         ----------    ----------

                                            656,504       637,602
                                         ----------    ----------


  NET LOSS                              $(2,354,457)  $(2,487,466)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(2,330,912)  $(2,462,591)
                                         ==========    ==========

Net loss allocated to general partner   $   (23,545)  $   (24,875)
                                         ==========    ==========

Net loss per BAC                        $      (.70)  $      (.73)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $      40     $      21
  Other Income                                         -             -
                                                --------      --------
                                                      40            21
Share of loss from Operating
  Partnerships (Note D)                          (37,419)     (102,594)
                                                --------      --------

Expenses
  Partnership management fees (Note C)            28,287        28,287
  Amortization                                         -             -
  General and administrative expenses              1,783         1,072
                                                --------      --------

                                                  30,070        29,359
                                                --------      --------


  NET LOSS                                     $ (67,449)    $(131,932)
                                                ========      ========

Net loss allocated to limited
  partners                                     $ (66,775)    $(130,613)
                                                ========      ========

Net loss allocated to general partner          $    (674)    $  (1,319)
                                                ========      ========

Net loss per BAC                               $    (.07)    $    (.13)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                            $    2,556    $    6,893
  Other Income                                      338             -
                                               --------      --------
                                                  2,894         6,893
Share of loss from Operating
  Partnerships (Note D)                        (678,633)     (570,604)
                                               --------      --------

Expenses
  Partnership management fees (Note C)          141,196       136,696
  Amortization                                      217           435
  General and administrative expenses             7,354         4,959
                                               --------      --------

                                                148,767       142,090
                                               --------      --------


  NET LOSS                                   $ (824,506)  $  (705,801)
                                               ========     =========

Net loss allocated to limited partners       $ (816,261)  $  (698,743)
                                               ========     =========

Net loss allocated to general partner        $   (8,245)  $    (7,058)
                                               ========     =========

Net loss per BAC                             $     (.20)  $      (.18)
                                               ========     =========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1999         1998
                                                 ----         ----
Income
  Interest income                             $   1,192     $   1,270
  Other income                                      600             -
                                               --------      --------
                                                  1,792         1,270
Share of loss from Operating
  Partnerships (Note D)                        (119,725)     (224,643)
                                               --------      --------

Expenses
  Partnership management fees (Note C)           83,112        80,253
  Amortization                                      860           860
  General and administrative expenses             5,462         3,750
                                               --------      --------

                                                 89,434        84,863
                                               --------      --------


  NET LOSS                                    $(207,367)    $(308,236)
                                               ========      ========

Net loss allocated to limited partner         $(205,293)    $(305,154)
                                               ========      ========

Net loss allocated to general partner         $  (2,074)    $  (3,082)
                                               ========      ========

Net loss per BAC                              $    (.09)    $    (.13)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   2,324     $   3,360
  Other Income                                    4,656         1,641
                                               --------      --------
                                                  6,980         5,001
Share of loss from Operating
  Partnerships (Note D)                        (193,374)       68,097
                                               --------      --------

Expenses
  Partnership management fees (Note C)           79,920        79,170
  Amortization                                      436           436
  General and administrative expenses             4,780         4,123
                                               --------      --------

                                                 85,136        83,729
                                               --------      --------


  NET LOSS                                    $(271,530)    $ (10,631)
                                               ========      ========

Net loss allocated to limited partner         $(268,815)    $ (10,525)
                                               ========      ========

Net loss allocated to general partner         $  (2,715)    $    (106)
                                               ========      ========

Net loss per BAC                              $    (.11)    $    (.01)
                                               ========      ========







       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $     308     $     161
  Other Income                                    2,550         4,660
                                               --------      --------
                                                  2,858         4,821
Share of loss from Operating
  Partnerships (Note D)                        (223,556)     (169,156)
                                               --------      --------

Expenses
  Partnership management fee (Note C)            91,217        86,538
  Amortization                                    3,329         3,329
  General and administrative expenses             4,634         3,556
                                               --------      --------

                                                 99,180        93,423
                                               --------      --------


  NET LOSS                                    $(319,878)    $(257,758)
                                               ========      ========

Net loss allocated to limited partner         $(316,679)    $(255,180)
                                               ========      ========

Net loss allocated to general partner         $  (3,199)    $  (2,578)
                                               ========      ========

Net loss per BAC                              $    (.11)    $    (.09)
                                               ========      ========






       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)


                                                      SERIES 14
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                           $     5,722    $    6,414
  Other Income                                    9,800         1,950
                                              ---------     ---------
                                                 15,522         8,364
Share of loss from Operating
  Partnerships (Note D)                        (475,332)     (877,334)
                                              ---------     ---------

Expenses
  Partnership management fees (Note C)          184,895       187,031
  Amortization                                    7,297         7,297
  General and administrative expenses            11,725         9,810
                                              ---------     ---------

                                                203,917       204,138
                                              ---------     ---------


  NET LOSS                                  $  (663,727)  $(1,073,108)
                                              =========     =========

Net loss allocated to limited partner       $  (657,090)  $(1,062,377)
                                              =========     =========

Net loss allocated to general partner       $    (6,637)  $   (10,731)
                                              =========     =========

Net loss per BAC                            $      (.12)  $      (.19)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

                                     1



           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Nine Months Ended December 31,
                                (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    41,966   $    57,685
  Other Income                               38,333        34,032
                                         ----------    ----------
                                             80,299        91,717
Share of loss from Operating
  Partnerships (Note D)                  (5,150,752)   (7,508,793)
                                         ----------    ----------
Expenses
  Partnership management fees (Note C)    1,752,613     1,750,860
  Amortization                               36,421        36,421
  General and administrative expenses       307,842       318,401
                                         ----------    ----------

                                          2,096,876     2,105,682
                                         ----------    ----------


  NET LOSS                              $(7,167,329)  $(9,522,758)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(7,095,656)  $(9,427,530)
                                         ==========    ==========

Net loss allocated to general partner   $   (71,673)  $   (95,228)
                                         ==========    ==========

Net loss per BAC                        $     (2.12)  $     (3.02)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

                                     1


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                                                      SERIES 7
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $     136     $     137
  Other Income                                         -             -
                                                --------      --------
                                                     136           137
Share of loss from Operating
  Partnerships (Note D)                         (167,920)     (319,400)
                                                --------      --------

Expenses
  Partnership management fees (Note C)            81,861        78,861
  Amortization                                         -             -
  General and administrative expenses             17,030        20,468
                                                --------      --------

                                                  98,891        99,329
                                                --------      --------


  NET LOSS                                     $(266,675)    $(418,592)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(264,008)    $(414,406)
                                                ========      ========

Net loss allocated to general partner          $  (2,667)    $  (4,186)
                                                ========      ========

Net loss per BAC                               $    (.25)    $    (.40)
                                                ========      ========






        The accompanying notes are an integral part of these statements.


                                     16








        Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 9
                                               ----------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                            $    8,683    $   17,897
  Other Income                                   11,528         2,134
                                               --------      --------
                                                 20,211        20,031
Share of loss from Operating
  Partnerships (Note D)                      (1,390,642)   (1,272,610)
                                              ---------      ---------

Expenses
  Partnership management fees (Note C)          408,196       409,429
  Amortization                                      652           652
  General and administrative expenses            54,135        53,185
                                               --------      --------

                                                462,983       463,896
                                               --------      --------


  NET LOSS                                  $(1,833,414)  $(1,716,475)
                                              =========     =========

Net loss allocated to limited partners      $(1,815,080)  $(1,699,310)
                                              =========     =========

Net loss allocated to general partner       $   (18,334)  $   (17,165)
                                              =========     =========

Net loss per BAC                            $      (.44)  $      (.41)
                                              =========     =========


       The accompanying notes are an integral part of these statements.

                                     1

        Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                               (Unaudited)


                                                     SERIES 10
                                               ----------------------
                                                 1999         1998
                                                 ----         ----
Income
  Interest income                             $   3,692     $   4,354
  Other income                                    8,550             -
                                               --------      --------
                                                 12,242         4,354
Share of loss from Operating
  Partnerships (Note D)                        (334,687)     (954,190)
                                               --------      --------

Expenses
  Partnership management fees (Note C)          251,732       248,264
  Amortization                                    2,581         2,581
  General and administrative expenses            44,155        43,059
                                               --------     ---------

                                                298,468       293,904
                                               --------     ---------


  NET LOSS                                    $(620,913)  $(1,243,740)
                                               ========     =========

Net loss allocated to limited partner         $(614,704)  $(1,231,303)
                                               ========     =========

Net loss allocated to general partner         $  (6,209)  $   (12,437)
                                               ========     =========

Net loss per BAC                              $    (.26)  $      (.51)
                                               ========     =========





       The accompanying notes are an integral part of these statements.

                                     1


           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                                (Unaudited)


                                                     SERIES 11
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   9,117   $    11,770
  Other Income                                    5,571         4,041
                                               --------      --------
                                                 14,688        15,811
Share of loss from Operating
  Partnerships (Note D)                        (699,495)   (1,381,815)
                                               --------     ---------

Expenses
  Partnership management fees (Note C)          235,920       239,756
  Amortization                                    1,308         1,380
  General and administrative expenses            40,374        42,097
                                               --------      --------

                                                277,602       283,161
                                               --------      --------


  NET LOSS                                    $(962,409)  $(1,649,165)
                                               ========     =========

Net loss allocated to limited partner         $(952,785)  $(1,632,673)
                                               ========     =========

Net loss allocated to general partner         $  (9,624)  $   (16,492)
                                               ========     =========

Net loss per BAC                              $    (.38)  $      (.66)
                                               ========     =========







       The accompanying notes are an integral part of these statements.

                                     1


         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                      SERIES 12
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   1,081   $       471
  Other Income                                    2,850        10,810
                                               --------     ---------
                                                  3,931        11,281
Share of loss from Operating
  Partnerships (Note D)                        (751,815)   (1,197,451)
                                               --------     ---------

Expenses
  Partnership management fee (Note C)           273,236       257,325
  Amortization                                    9,988         9,988
  General and administrative expenses            52,598        57,368
                                               --------     ---------

                                                335,822       324,681
                                               --------     ---------


  NET LOSS                                  $(1,083,706)  $(1,510,851)
                                              =========     =========

Net loss allocated to limited partner       $(1,072,869)  $(1,495,742)
                                              =========     =========

Net loss allocated to general partner       $   (10,837)  $   (15,109)
                                              =========     =========

Net loss per BAC                            $      (.36)  $      (.51)
                                              =========     =========






       The accompanying notes are an integral part of these statements.

                                     2

           Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS


                  Nine Months Ended December 31,
                            (Unaudited)


                                                      SERIES 14
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                           $    19,257    $   23,056
  Other Income                                    9,834        17,047
                                              ---------     ---------
                                                 29,091        40,103
Share of loss from Operating
  Partnerships (Note D)                      (1,806,193)   (2,383,327)
                                              ---------     ---------

Expenses
  Partnership management fees (Note C)          501,668       517,225
  Amortization                                   21,892        21,892
General and administrative expenses              99,550       101,594
                                              ---------     ---------

                                                623,110       640,711
                                              ---------     ---------


  NET LOSS                                  $(2,400,212)  $(2,983,935)
                                              =========     =========

Net loss allocated to limited partner       $(2,376,210)  $(2,954,096)
                                              =========     =========

Net loss allocated to general partner       $   (24,002)  $   (29,839)
                                              =========     =========

Net loss per BAC                            $      (.43)  $      (.53)
                                              =========     =========








       The accompanying notes are an integral part of these statements.

                                     2

             Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 1999            $ 40,684,097   $(1,222,094) $39,462,003


    Net loss                   (7,095,656)      (71,673)  (7,167,329)
                               ----------     ----------   ----------


Partners' capital (deficit),
   December 31, 1999         $ 33,588,441   $(1,293,767) $32,294,674
                               ==========     =========   ==========

























       The accompanying notes are an integral part of these statements.

                                     2


              Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1999
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 1999             $    98,402     $ (89,841)   $    8,561

Net loss                         (264,008)       (2,667)     (266,675)
                                ---------       --------     ---------
Partners' capital (deficit),
    December 31, 1999         $  (165,606)    $ (92,508)   $ (258,114)
                                =========       ========     =========

Series 9
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,921,235     $(304,169)  $ 5,617,066

Net loss                       (1,815,080)      (18,334)   (1,833,414)
                               ----------       -------     ----------

Partners' capital (deficit),
    December 31, 1999         $ 4,106,155     $(322,503)  $ 3,783,652
                               ==========      ========    ==========

Series 10
--------

Partners' capital (deficit),
    April 1, 1999             $ 5,014,583     $(162,290)  $ 4,852,293

Net loss                         (614,704)       (6,209)     (620,913)
                               ----------      --------    ----------
Partners' capital (deficit),
    December 31, 1999         $ 4,399,879     $(168,499)  $ 4,231,380
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

                                     2

            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1999
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 1999             $ 7,399,294     $(142,113)  $ 7,257,181

Net loss                         (952,785)       (9,624)     (962,409)
                               ----------      --------    -----------
Partners' capital (deficit),
    December 31, 1999         $ 6,446,509     $(151,737)  $ 6,294,772
                               ==========      ========    ==========

Series 12
--------

Partners' capital (deficit),
    April 1, 1999             $ 7,501,826     $(184,082)  $ 7,317,744

Net loss                       (1,072,869)      (10,837)   (1,083,706)
                               ----------      --------    -----------

Partners' capital (deficit),
    December 31, 1999         $ 6,428,957     $(194,919)  $ 6,234,038
                               ==========      ========    ==========

Series 14
--------

Partners' capital (deficit),
    April 1, 1999             $14,748,757     $(339,599)  $14,409,158

Net loss                       (2,376,210)      (24,002)   (2,400,212)
                               ----------       --------   -----------

Partners' capital (deficit),
    December 31, 1999         $12,372,547     $(363,601)  $12,008,946
                               ==========      ========    ==========


       The accompanying notes are an integral part of these statements.

                                     24



           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)

                                             1999             1998
                                             ----             ----
Cash flows from operating activities:
    Net loss                             $ (7,167,329)  $ (9,522,758)
    Adjustments
       Distributions from Operating
         Partnerships                          24,753          6,215
       Amortization                            36,421         36,421
       Share of loss from Operating
          Partnerships                      5,150,752      7,508,793
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses               2,020,825      1,914,299
       Decrease (Increase) in other
         assets                              (172,947)         7,397
       Decrease (Increase) in prepaid
         Expenses                                   -              -
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (107,525)       (49,633)
                                           ----------     ----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                (104,590)       (15,374)
     Advances (made to) repaid from
       Operating Partnerships                       -              -
     Credit adjusters received from
        Operating Partnerships                 (6,743)        (2,064)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (111,333)       (17,438)
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS              (218,858)       (67,071)

Cash and cash equivalents, beginning        1,590,545      1,611,248
                                            ---------     ----------
Cash and cash equivalents, ending        $  1,371,687    $ 1,544,177
                                     ==========     ==========


        The accompanying notes are an integral part of these statements.
                                     25

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                  (Unaudited)
                                                    Series 7
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:
    Net loss                                $ (266,675)   $ (418,592)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                                  -             -
       Share of loss from Operating
         Partnerships                          167,920       319,400
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          105,771       103,749
       Decrease (Increase) in other
         assets                                (10,858)       (9,328)
       Decrease (Increase) in prepaid                -             -
         expenses                             --------     ---------

       Net cash (used in) provided by
         operating activities                   (3,842)       (4,771)
                                              --------     ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -             -
     Advances (made to) repaid from Operating
       Partnerships                                  -             -
     Credit adjusters received from Operating
       Partnerships                                  -             -
                                              --------     ---------
         Net cash (used in) provided by
           investing activities                      -             -
                                              --------     ---------


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (3,842)       (4,771)

Cash and cash equivalents, beginning             8,529         7,134
                                              --------     ---------
Cash and cash equivalents, ending            $   4,687    $    2,363
                                              ========     =========



     The accompanying notes are an integral part of these statements.
                                   2

             Boston Capital Tax Credit Fund II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                  (Unaudited)


                                                    Series 9
                                            -------------------------
                                                1999           1998
                                                ----           ----
Cash flows from operating activities:
    Net loss                               $(1,833,414)   $(1,716,475)
    Adjustments
       Distributions from Operating
         Partnerships                            1,048          1,249
       Amortization                                652            652
       Share of loss from Operating
          Partnerships                       1,390,642      1,272,610
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          431,838        431,838
       Decrease (Increase) in other
         assets                                (39,781)       (28,606)
       Decrease (Increase) in prepaid
         expenses                                    -              -
                                             ---------      ---------
         Net cash (used in) provided by
           operating activities                (49,015)       (38,732)
                                             ---------      ---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                   (4,590)             -
    Advances (made to) repaid from
       Operating Partnerships                        -              -
    Credit adjusters received from
       Operating Partnerships                        -              -
                                             ---------      ---------
         Net cash (used in) provided by
          investing activities                  (4,590)             -
                                             ---------      ---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (53,605)       (38,732)

Cash and cash equivalents, beginning           396,237        517,412
                                             ---------      ---------
Cash and cash equivalents, ending          $   342,632     $  478,680
                                             =========      =========



         The accompanying notes are an integral part of these statements.
                                     2


          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31,
                             (Unaudited)

                                                    Series 10
                                           -------------------------
                                              1999            1998
                                              ----            ----
Cash flows from operating activities:
    Net loss                              $  (620,913)   $(1,243,740)
    Adjustments
       Distributions from Operating
         Partnerships                           1,030            338
       Amortization                             2,581          2,581
       Share of loss from Operating
          Partnerships                        334,687        954,190
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         266,639        266,633
       Decrease (Increase) in other
         assets                                 1,299          3,736
       Decrease (Increase) in prepaid
         expenses                                   -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (14,677)       (16,262)
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -
     Credit adjusters received from
       Operating Partnerships                  (7,350)        (5,240)
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                (7,350)        (5,240)
                                            ---------      ---------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (22,027)       (21,502)

Cash and cash equivalents, beginning          118,099        124,484
                                            ---------      ---------
Cash and cash equivalents, ending          $   96,072     $  102,982
                                            =========      =========


        The accompanying notes are an integral part of these statements.
                                     28

             Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)


                                                    Series 11
                                           -------------------------
                                              1999           1998
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $  (962,409)  $ (1,649,165)
    Adjustments
       Distributions from Operating
         Partnerships                              35             35
       Amortization                             1,308          1,308
       Share of loss from Operating
          Partnerships                        699,495      1,381,815
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         244,260        244,660
       Decrease (Increase) in other
         assets                                 2,769         (2,716)
       Decrease (Increase) in
         prepaid expenses                           -              -
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (14,542)       (24,063)
                                            ---------      ---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -              -
     Advances (made to) repaid from
       Operating Partnerships                       -              -
     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -              -
                                            ---------      ---------

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (14,542)       (24,063)

Cash and cash equivalents, beginning          316,711        287,800
                                            ---------      ---------
Cash and cash equivalents, ending          $  302,169     $  263,737
                                            =========      =========


        The accompanying notes are an integral part of these statements.
                                     29


               Boston Capital Tax Credit Fund II Limited Partnership

                          STATEMENTS OF CASH FLOWS
                       Nine Months Ended December 31,
                                (Unaudited)
                                                    Series 12
                                            -------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net loss                              $(1,083,706)   $(1,510,851)
    Adjustments
       Distributions from Operating
         Partnerships                          (1,350)           432
       Amortization                             9,988          9,988
       Share of loss from Operating
             Partnerships                     751,815      1,197,451
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses         296,184        300,018
       Decrease (Increase) in prepaid
         Expenses                                   -              -
       Decrease (Increase) in other
         assets                                     -         53,942
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities               (27,069)        50,980
                                            ---------      ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -        (12,831)
     Advances (made to) repaid from Operating
       Partnerships                                 -              -
     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
           investing activities                     -        (12,831)
                                            ---------      ---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (27,069)        38,149

Cash and cash equivalents, beginning           82,710         21,827
                                            ---------      ---------
Cash and cash equivalents, ending          $   55,641    $    59,976
                                            =========      =========


        The accompanying notes are an integral part of these statements.

                                     30

             Boston Capital Tax Credit Fund II Limited Partnership
                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                 (Unaudited)
                                                    Series 14
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:
    Net loss                               $(2,400,212)  $(2,983,935)
    Adjustments
       Distributions from Operating
         Partnerships                           23,990         4,161
       Amortization                             21,892        21,892
       Share of loss from Operating
          Partnerships                       1,806,193     2,383,327
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          676,133       567,401
       Decrease (Increase) in other
         Assets                               (126,376)       (9,631)
       Decrease (Increase) in prepaid
         expenses                                    -             -
                                            ----------     ---------
         Net cash (used in) provided by
           operating activities                  1,620       (16,785)
                                            ----------     ---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                 (100,000)       (2,543)
     Advances (made to) repaid from
       Operating Partnerships                        -             -
     Credit adjusters received from
       Operating Partnerships                      607         3,176
                                            ----------     ---------
         Net cash (used in) provided by
           investing activities                (99,393)          633
                                            ----------     ---------

        INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (97,773)      (16,152)

Cash and cash equivalents, beginning           668,259       652,591
                                            ----------     ---------
Cash and cash equivalents, ending         $    570,486   $   636,439
                                            ==========     =========




       The accompanying notes are an integral part of these statements.

                                     3


            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1999
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 1999 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.







                                     3



           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              December 31, 1999
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 1999, the Partnership has accumulated unallocated acquisition amortization totaling $230,667. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 1999 for Series 9, Series 10, Series 11, Series 12, and Series 14 is $4,132, $16,346, $8,285, $63,255, and
$138,649, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The partnership management fee accrued for the quarters ended December 31, 1999 and 1998 are as follows:










                                     3

           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              December 31, 1999
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
                               =======        =======


     Accounts payable - affiliates at December 31, 1999 and 1998 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership.


      As of December 31, 1999, an affiliate of the general partner advanced a total of $295,245 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. There were no advances made during the quarter ended December 31, 1999. Below is a table that breaks down by series the advances as of December 31, 1999.

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











                                     34

     Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1999
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At December 31, 1999 and 1998 the Partnership had limited partnership interests in 309 and 310 Operating Partnerships, respectively which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 1999 and 1998 by series is as follows:
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

  The contributions payable at December 31, 1999 and 1998 by series are as follows:
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
                            =========       =========

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days
                                  3










 Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating Partnerships are for the Nine months ended September 30, 1999.

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                 Series 7
                                       ---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $ 1,502,297     $  1,559,209
   Interest and other                      53,735          147,967
                                        ---------        ---------
                                        1,556,032        1,707,176
                                        ---------        ---------
Expenses
  Interest                                478,592          627,397
  Depreciation and amortization           511,613          752,575
  Operating expenses                      984,013        1,046,331
                                        ---------        ---------
                                        1,974,219        2,426,303
                                        ---------        ---------

          NET LOSS                    $  (418,186)     $  (719,127)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (167,920)     $  (319,400)
                                        =========        =========

Net loss allocated to other partners  $    (4,182)     $    (7,191)
                                        =========        =========
Net loss suspended                    $  (246,085)     $  (449,362)
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

                                    36

            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                              (Unaudited)
                                                Series 9
                                        --------------------------
                                           1999             1998
                                          -----            -----
 Revenues
   Rental                             $ 7,486,239      $ 7,488,962
   Interest and other                     297,824          553,897
                                       ----------       ----------
                                        7,784,063        8,042,859
                                       ----------       ----------
Expenses
  Interest                              2,258,769        2,570,291
  Depreciation and amortization         2,819,807        2,820,017
  Operating expenses                    5,043,244        4,790,932
                                       ----------       ----------
                                       10,121,820       10,181,240
                                       ----------       ----------

          NET LOSS                    $(2,337,757)     $(2,138,381)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $(1,390,642)     $(1,272,610)
                                       ==========       ==========

Net loss allocated to other partners  $   (23,378)     $   (21,384)
                                       ==========       ==========

Net loss suspended                    $  (923,737)     $  (844,387)
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



                                 3









   Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months ended September 30,
                             (Unaudited)

                                                  Series 10
                                        --------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 5,660,804      $ 5,630,492
   Interest and other                     199,822          314,060
                                       ----------       ----------
                                        5,860,627        5,944,552
                                       ----------       ----------
Expenses
  Interest                              1,561,954        1,905,610
  Depreciation and amortization         1,770,494        1,989,033
  Operating expenses                    3,245,993        3,352,291
                                       ----------       ----------
                                        6,578,441        7,246,935
                                       ----------       ----------
          NET LOSS                    $  (717,815)     $(1,302,383)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (334,687)     $  (954,190)
                                       ==========       ==========

Net loss allocated to other partners  $    (7,178)     $   (13,024)
                                       ==========       ==========

Net loss suspended                    $  (375,949)     $  (335,169)
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


                                     3

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                          (Unaudited)

                                                Series 11
                                      ----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 4,809,394      $ 4,735,155
   Interest and other                     262,730          257,283
                                       ----------       ----------
                                        5,072,124        4,992,438
                                       ----------       ----------
Expenses
  Interest                              1,509,675        1,827,923
  Depreciation and amortization         1,774,098        1,868,831
  Operating expenses                    2,976,940        2,934,623
                                       ----------       ----------

                                        6,260,713        6,631,377
                                       ----------       ----------

          NET LOSS                    $(1,188,589)     $(1,638,939)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (699,495)     $(1,381,815)
                                       ==========       ==========

Net loss allocated to other partners  $   (11,886)     $   (16,389)
                                       ==========       ==========

Net loss suspended                    $  (477,208)     $  (240,735)
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


                                     3

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1999
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                  Series 12
                                        --------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                             $ 5,223,222      $ 5,191,635
   Interest and other                     247,813          283,928
                                        ---------        ---------

                                        5,471,035        5,475,563
                                        ---------        ---------
Expenses
  Interest                              1,490,947        1,745,789
  Depreciation and amortization         1,917,672        2,039,203
  Operating expenses                    3,258,975        3,349,228
                                        ---------        ---------
                                        6,667,594        7,134,220
                                        ---------        ---------

          NET LOSS                    $(1,196,559)     $(1,658,657)
                                       ==========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (751,815)     $(1,197,451)
                                        =========        =========
Net loss allocated to other partners  $   (11,966)     $   (16,587)
                                        =========        =========

Net loss suspended                    $  (432,778)     $  (444,619)
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

                                     4


           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1999
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                Series 14
                                       ---------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                            $ 11,225,395      $11,092,830
   Interest and other                     491,025          520,595
                                       ----------       ----------

                                       11,716,420       11,613,425
                                       ----------       ----------
Expenses
  Interest                              3,323,912        3,987,271
  Depreciation and amortization         4,131,616        3,626,589
  Operating expenses                    6,881,123        6,855,884
                                       ----------       ----------
                                       14,336,651       14,469,744
                                       ----------       ----------
          NET LOSS                    $(2,620,231)    $ (2,856,316)
                                       ==========       ==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $(1,806,193)     $(2,383,327)
                                       ==========       ==========

Net loss allocated to other partners  $   (26,202)     $   (28,563)
                                       ==========       ==========

Net loss suspended                    $  (787,836)     $  (444,429)
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

                              December 31, 1999
                                (Unaudited)

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

The Partnership has recognized other income as of December 31, 1999 in the amount of $38,333. Of the total, $4,883 represents distributions received from Operating Partnership for which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The remaining $33,450 represents transfer fee income.

The Partnership has recorded $331,620 as payable to affiliates. This represents advances to pay certain third party operating expenses, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $136,561 in series 7, none in series 9 and 10, $401 in series 11, $87,309 in series 12, $107,349 in series
14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.


Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.






                                    4

Capital Resources (continued)
-----------------
	As of December 31, 1999 the Partnership had $707,218 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, and number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

                                      Final        Number of      Proceeds
Series     Equity        BAC's      Close Date    Properties     Remaining
------   -----------    ---------   ----------    ----------     ---------
  7     $ 10,361,000    1,036,100    12/29/89         15          $  4,687
  9       41,574,018    4,178,029    05/04/90         55           342,632
 10       24,288,997    2,428,925    08/24/90         45            96,072
 11       24,735,002    2,489,599    12/27/90         40            22,528
 12       29,710,003    2,972,795    04/30/91         53            11,405
 14       55,728,997    5,574,290    01/27/92        101           229,894
         -----------   ----------                    ---           -------
        $176,047,378   18,679,738                    309          $707,218
         ===========   ==========                    ===           =======




(Series 8)  No BACs with respect to Series 8 were offered.

(Series 13)  No BACs with respect to Series 13 were offered.


Results of Operations
---------------------
As of December 31, 1999 and 1998 the Partnership held limited partnership interests in 309 and 310 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership management fee
incurred for the quarters ended December 31, 1999 and 1998 were $608,627 and $590,952, respectively.


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

(Series 7) As of December 31, 1999 and 1998, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties at December 31, 1999.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $418,186. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $93,427. This is an interim period estimate; it is not necessarily indicative of the final year end results.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts.), continues to incur cash flow deficits. The senior mortgage is in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, and the mortgage holder's unwillingness to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the currently vacant property, the bank has decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The first mortgage holder is examining all options available to it,including foreclosure. Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, Series 7 of the Partnership will face recapture of a portion of the credits previously taken. Unless the Investment General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants, future credits will also be lost. Estimates for the tax year 1999 demonstrate that there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit yield in 1999 of between 4-5%. A decrease in overall credit yield of .9%-1.5% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

(Series 9) As of December 31, 1999 and 1998, the average Qualified Occupancy for the series were 99.7% for both years. The series had a total of 55 properties at December 31, 1999. Out of the total, 51 were at 100% Qualified Occupancy.



For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,337,757. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $482,050. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner of School Street II Limited Partnership (School Street Apts. II) hired a new management company in September 1999 with the goal of improving occupancy and operations. The property's average occupancy was 81% for the fourth quarter of 1999. As part of the debt restructure negotiated in January 1999, the lender required a capital improvement program to be completed by December 1999. Most of the capital improvements have been completed. The lender agreed to extend the deadline for the remaining improvements. The Operating General Partner continues to actively participate in the partnership's operations in order to attain positive cash flow at the property.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts.), continues to incur cash flow deficits. The mortgage is in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, and the mortgage holder's unwillingness to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the currently vacant property, the bank has decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The First mortgage holder is examining all options available to it, including foreclosure, Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, Series 9 of the Partnership will face recapture of a portion of the credits previously taken. Unless the Investment General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants. Future credits will also be lost. Estimates for the tax year 1999 demonstrate that there will be a recapture of credits previously taken and a loss of 1999 credits resulting in a decrease in overall credit yield in 1999 of between .8% - 1.5%. A decrease in overall credit yield of .1%-.5% is estimated for the tax year 2000. Actual results will not be determined until the 1999 tax return is completed.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) continues to operate at an average occupancy of 66%. The area has an oversupply of affordable rental housing and a poor local economy, which has negatively impacted the property. The property's competition includes a number of newer complexes with more space and amenities and, in some cases, lower rents. The management company, an affiliate of the Operating General Partner, has increased its marketing and outreach efforts and continues to offer assistance to the Operating Partnership. The Investment General Partner conducted inspection/property review in December 1999. Based on the review and the current market conditions, significant improvement in the operation of the property is not anticipated in the near future. The Operating General Partner continues to financially support the partnership. The Investment General Partner will continue to monitor this situation.







(Series 10) As of December 31, 1999 and 1998, the average Qualified Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 45 properties at December 31, 1999, Out of the total,44 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $717,815. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $1,052,679. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

(Series 11) As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 100% and 99.3%, respectively. The series had a total of 40 properties all of which were 100% at December 31, 1999.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,188,589. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $585,509. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 12) As of December 31, 1999 and 1998, the average Qualified Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at December 31, 1999, 52 of which were at 100% qualified occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,196,559. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $721,113. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 14) As of December 31, 1999 and 1998, the average Qualified Occupancy for the series was 98.8% and 99.6%, respectively. The series had a total of 101 properties at December 31, 1999, 96 of which were at 100% Qualified Occupancy.



For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,620,231. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,511,385. This is an interim period estimate; it is not necessarily indicative of the final year end results.


The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Partners IV, A California LP (Glenhaven Park) continue to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses the Operating General Partner is initiating negotiations with a not-for-profit company to provide tenant services, coordinate leasing and community outreach. As a result of repairs to unit interiors, occupancy levels have stabilized. At December 31, 1999 physical occupancy at Haven Park II and Haven Park III, was 100% and 93% respectively. Occupancy at Haven Park IV as of December 31, 1999 remains at 92%, and occupancy at Glenhaven Park as of December 31, 1999 is 83%. Additional deferred maintenance issues are budgeted for completion in this years business plan. The scope of work includes exterior painting, limited siding replacement, and fence repairs. The work will not effect occupancy, but will prevent further physical deterioration, and help preserve the asset.

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

The Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are of this opinion, it is the opinion of the Investment General Partner that the outcome of the original proceedings coupled with new notices could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote in the annual financial statement (Note H) which is a part of the Partnership's most recently filed 10-K dated March 31, 1999.



Year 2000 Compliance
--------------------

As previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are happy to announce that we did not experience any computer-related problems as a result of this date change and therefore, there was no impact on our investors.





































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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   February 18, 2000    By:  /s/ John P. Manning
                                  --------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer























