Form 10-K405
period 2000-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2000-07-10
CIK 853566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended March 31, 2000 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

                                               |XX|

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Partnership are incorporated by reference:

               Form 10-K
                 Parts                        Document
               ---------                      --------
               Parts I, III        October 25, 1989 Prospectus,
as
                                   supplemented

               Parts II, IV
            BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
          Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31,
2000

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

    As of March 31, 2000, the Partnership had invested in a total of 309
Operating Partnerships; 15 Operating Partnerships on behalf of
Series 7, 55
Operating Partnerships on behalf of Series 9, 45 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53
Operating Partnerships on behalf of Series 12, and 101 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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










































         Boston Capital Tax Credit Fund II Limited Partnership -
Series 7

                      PROPERTY PROFILES AS OF March 31, 2000


                             Mortgage
Cap Con
                             Balance                   Qualified
paid
Property                      As of     Acq.    Const  Occupancy
thru
Name       Location   Units  12/31/99   Date    Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
----------

The Bowditch
School
Lodging     Jamaica Plain,
House         MA         50 $1,614,057   12/89   12/89   100%  $
606,390

Briarwood   Cameron,
Apartments    MO         24    621,268   12/89   12/89   100%
157,254

Buckner     Buckner,
Properties    MO         24    616,717   12/89    3/89   100%
146,287

Creekside   Vandergrift,
Apartments    PA         30  1,086,043   6/89     9/89   100%
247,790

Deer Hill   Huntersville,
II Apartments NC         40  1,472,800   2/90     5/89   100%
333,370

Hillandale  Lithonia,
Commons       GA        132  3,083,575  12/89     1/90   100%
1,138,907

Leo A. Meyer
Senior
Citizen     King City,
Housing       CA         44  1,658,088   6/90    11/89   100%
893,708

Lebanon
Properties  Lebanon
II            MO         24    571,100  12/89     7/89   100%
136,440

New Holland Danville,
Apartments*   IL         53      N/A     5/90     8/90    N/A
800,434

Oak Grove   Oak Grove,
Estates       MO         20    482,753  12/89     9/89   100%
113,188

Oakview     Delta,
Apartments    OH         38  1,122,902  12/89    10/89   100%
258,264

Metropole   Miami Beach,
Apartments    FL         42  2,132,388  12/89    12/89   100%
694,581


* Refer to note in Results of Operations for information on New
Holland Apartments.
                                    4





        Boston Capital Tax Credit Fund II Limited Partnership -
Series 7

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
---------

Rosenberg   Santa Rosa,
Apartments    CA        77 $1,796,276   2/90     1/92   100%
$1,943,360

Westwood
Square      Moore Head City,
Apartments    NC        36  1,406,569   7/90     7/90   100%
117,286

Winfield
Properties  Winfield,
II            MO        24    607,289  12/89     5/89   100%
142,525



























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 2000


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
---------

Azalea
Village    Crawford,
Apartments   GA        24 $   638,001   5/90    5/90     100%   $
143,206

Beaver
Brook      Pelham,
Commons      NH        24   1,179,435   4/90    5/90      91%
290,403

Bent Creek Crest View,
Apartments
II           FL        24     706,203   6/90    5/90     100%
164,534

Big Lake    Big Lake,
Seniors      TX        20     556,763   4/94    6/95     100%
145,660

Blanco      Blanco,
Senior Apts. TX        20     517,041  12/93    9/94     100%
98,561

Breezewood
Village     Kissimmee,
Phase I      FL        86   2,784,269   4/90    4/90     100%
831,650

Breezewood  Kissimmee,
Village II   FL        42   1,423,709   5/90    5/90     100%
416,268

Cambridge   Madison,
Manor        FL        36   1,129,519   4/90    1/90     100%
268,523

Corinth
Senior      Corinth,
Housing      NY        40   1,484,127   4/90    2/90     100%
384,000

Cotton Mill Stuart,
Apartments   VA        40   1,471,938  10/92    7/93     100%
271,351

Country     Cedar Rapids,
Hill Apts.   IA       166   4,355,694   4/90    6/90     100%
3,471,607

Country     Blakely,
Lane Apts.   GA        32     943,641   5/90    5/90     100%
211,916


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 2000
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
---------
Fawn River  Sturgis,
Apartments   MI       100   $3,685,744 10/90   10/90      98%
$971,446

Garden Lake Immokalee,
Apartments   FL        65    2,185,696  5/90    5/90     100%
577,529

Glenwood    Porterville,
Hotel        CA        36      727,016  6/90    6/90     100%
383,100

Grand
Princess   St. Croix,
Manor        USVI      24    1,486,944  6/90    8/90     100%
374,766

Grand
Princess   St. Croix,
Villa        USVI      24    1,485,952  6/90    8/90     100%
276,203

Greenwich
Senior     Greenwich,
Housing      NY        36    1,477,179  4/90    2/90      97%
340,000

Grifton    Grifton,
Manor Apts.  NC        40    1,248,219  9/93    2/94     100%
261,645

Hacienda
Villa      Firebaugh,
Apartments  CA        120    3,827,912  4/90    1/90     100%
1,343,294

Haines
City       Haines City,
Apartments  FL         46    1,433,030  4/90    2/90     100%
339,465

Hamlet     Newfane,
Square      NY         24      972,902 10/92    9/92      95%
193,830

Hill St.   South Paris,
Commons     ME         25    1,478,938 11/92   10/92     100%
301,064

Kristin
Park       Las Vegas,
Apartments  NM         44    1,386,060  3/90    6/90     100%
313,200



         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Le Grand    Le Grand,
Apts.        CA         34  $1,731,452 11/92   10/93     100%   $
419,011

Longmeadow  Skowhegan,
Apartments   ME         28   1,475,593  8/90    8/90     100%
284,000

Magnolia
Lane        Bloomingdale,
Apartments   GA         48   1,474,075  5/90    3/90     100%
321,908

Maywood     Corning,
Apartments   CA         40   1,495,938  3/90    7/90     100%
365,280

Meadowcrest Southfield,
Apartments   MI         83   2,871,827  9/90   10/90     100%
1,116,284

Mill Pond   Brooklyn,
Apartments   MI         36   1,103,876  5/90    5/90     100%
250,175

New Holland Danville,
Apartments*  IL         53       N/A    5/90    8/90      N/A
565,622

Pinewoods   Springfield,
Apartments   IL        168   3,750,847  6/90    6/91     100%
1,258,700

Pine Ridge  Polkton,
Place        NC         16     639,790  1/94   12/93     100%
114,730

Pleasanton  Pleasanton,
Seniors Apts.TX         24     619,327 12/93    7/93     100%
144,839

Port        Portage,
Crossing     IN        160   3,680,786  3/90    4/90     100%
2,733,580

Putney      Putney,
Meadows Apts VT         28   1,417,817 12/92    5/93     100%
374,495

Quail
Hollow      Homerville,
Apartments   GA         54   1,464,476  5/90    1/90     100%
363,353


* Refer to note in Results of Operations for information on New
Holland Apartments.

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
                              Mortgage
Cap Con
                              Balance                  Qualified
paid
Property                      As of     Acq.   Const   Occupancy
thru
Name       Location   Units  12/31/99   Date   Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
---------

Quail
Hollow       Raleigh
II           NC        36  $ 1,399,856   7/90    9/90      100% $
313,521

Rainbow
Gardens      Dunnellon,
Apartments   FL        36    1,211,266  12/92    6/93      100%
236,763

Raitt        Santa Ana,
Street Apts. CA         6      811,500   5/93    8/93      100%
416,200

School St.   Marshall,
Apts. II     WI        24      669,174   6/93    6/93      100%
652,967

Scottsville  Scottsville,
Hollow       NY        36    1,421,734   5/90    5/90      100%
304,060

Somerset     Antioch,
Apartments   CA       156    5,437,465   3/90    3/90      100%
3,920,000

St. Paul's   St. Paul,
Apartments   NC        32    1,260,817   5/90    9/90      100%
263,165

Surry
Village      Surry,
II           VA        24      771,451   5/90    1/90      100%
157,002

Tappahannock Tappahannock,
Greens Apts. VA        40    1,499,808   3/94    5/94      100%
293,486

Telluride    Telluride,
Apartments   CO        30    1,466,163   9/90   11/90      100%
300,033

The Warren
St. Lodging  Boston,
House        MA        19      721,934   3/90    5/90      100%
460,900

Twin Oaks    Raeford,
Apartments   NC        28    1,135,862   5/90    5/90      100%
275,894

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 9

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location  Units  12/31/99   Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------

Ventura     Hernando,
Village      FL     53   $ 1,480,423   6/90     7/90     100%  $
473,300

Vilage      Live Oak,
Oaks         FL     24       730,105   6/90     2/90     100%
164,291
Apartments II

Warrensburg Warrensburg,
Estates      MO     32       789,628   4/90     4/90     100%
181,849

Westside    Providence,
Apartments   RI     40     2,392,731   6/90    12/90     100%
1,777,738

Westwood
Square      Moorehead City,
Apartments   NC     36     1,406,569   7/90     7/90     100%
195,391

Wilmington  Wilmington,
Housing      NY     24     1,045,853   8/90     8/90     100%
237,279























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 2000


                             Mortgage
Cap Con
                             Balance                    Qualified
paid
Property                      As of      Acq.   Const   Occupancy
thru
Name       Location   Units  12/31/99    Date   Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------

Athens Park  Athens,
Apartments     AL       48  $1,332,260   8/90    6/90     100%
$  354,144

Autumn Lane  Washington,
Apartments     GA       24     731,571   8/89   11/90     100%
168,234

Baytree      Richlands,
Apartments     NC       24     954,277  11/88    7/90     100%
210,999

Benchmark    China Grove,
Apartments     NC       24   1,110,989  11/88    7/90     100%
223,328

Berkshire    Wichita,
Apartments II  KS       66   1,727,193   7/90    7/90     100%
1,183,452

Brentwood    Eunice,
Apartments     LA       32     951,648  11/90   10/90     100%
205,470

Briarwood    Middleburg,
Apartments     FL       52   1,477,555   8/90    8/90     100%
509,251

Butler Manor Morgantown,
Apartments     KY       16     501,550  12/90    2/91     100%
119,952

Campbell
Creek        Dallas,
Apartments     GA       80   1,561,943  12/91   10/90     100%
735,000

Candlewick   Monroeville,
Place          AL       40   1,252,798  12/92   10/92     100%
241,600

Cedarstone   Poplarville,
Apts.          MS       24     770,316   5/93    5/93     100%
180,800

Charlton
Court        Folkston,
Apartments     GA       40   1,196,869  12/92    1/93     100%
263,520




         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-
-----------------------------------------------------------------
----------

Chuckatuck    Suffolk
Square          VA      42  $1,441,053  11/90    2/90     100%  $
320,900

Cloverleaf    Bishopville,
Apartments      SC      24     852,521  11/90    4/90     100%
153,900

Cloverleaf
Apts.,        Bishopville,
Phase II        SC      24     871,677  11/90    4/90     100%
160,761

Connellsville Connellsville,
Heritage Apts.  PA      36   1,363,743  11/90    3/90     100%
325,460

Freedom       Ford City,
Apartments      PA      28   1,046,703  11/90    9/90      96%
262,791

Hartway       Munfordville,
Apts.           KY      32     910,454   7/90    6/90     100%
239,041

Hilltop       Kingsland,
Terrace         GA      54   1,483,150   8/90    7/90     100%
455,851

Indian Run    S. Kingston
Village         RI     114   1,722,597   4/93    7/93     100%
604,867

Ironton       Ironton,
Estates         MO      24     621,442   5/93    1/93     100%
157,976

Lambert
Square        Lambert,
Apts.           MS      32     994,278  11/92   12/92     100%
192,347

Longview      Maysville,
Apartments      NC      24     869,004  11/88    8/90     100%
195,837

Maidu         Roseville,
Village         CA      81   2,090,461   3/91   12/91     100%
470,000


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------

Mann          Indianapolis,
Estates        IN      132  $3,219,830  7/90   10/90      100%  $
1,980,000

Meadowbrook
Lane          Americus,
Apartments     GA       50   1,473,215  9/90    3/90      100%
336,264

Melrose Lane  Great Falls,
Apartments     SC       24     871,011 11/90   10/90      100%
203,645

Mercer        Mercer,
Manor          PA       26     905,757 11/90    8/90       96%
220,450

Pecan Village Ellaville,
Apartments     GA       30     784,532  7/90    2/90      100%
221,856

Piedmont      Forsyth,
Hills          GA       50   1,452,989  7/90    9/90      100%
439,958

Pine View     Perry,
Apartments     FL       29     958,084  9/90   12/90      100%
277,405

Pines by the  Newnan,
Creek Apts.    GA       96   1,869,739 12/90   10/90      100%
890,000

Pine Grove    Ackerman,
Apts.          MS       24     578,925  9/93    6/94      100%
169,926

Pinetree
Manor         Centreville,
Apts.          MS       32     976,994 11/92    1/93      100%
191,500

Rosewood
Village       Willacoochee,
Apartments     GA       24     647,143  7/90    7/90      100%
147,480






         Boston Capital Tax Credit Fund II Limited Partnership -
Series 10

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------
                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------

Springwood
Park         Durham,
Apartments    NC       100 $ 2,966,477  3/91    5/91      100%  $
1,000,000

Stockton     Stockton,
Estates       MO        20     513,573  2/93    1/93      100%
120,352

Stratford
Square       Brundidge,
Apartments    AL        24     749,165 10/92    2/93      100%
145,036

Summer
Glen         Immokalee,
Apartments    FL        45   1,478,906 11/92    3/93      100%
246,230

Summerwood   West Des Moines,
Apartments    IA        86   2,309,479  7/90    7/90      100%
2,015,183

Sunmark      Morgantown,
Apartments    KY        24     766,794  8/90   12/90      100%
176,669

Village      Lawton,
Commons       MI        58   1,483,135 11/90    6/90      100%
323,665

Washington
Heights
Apartments,  Bismarck,
IV            ND        24     493,954 11/90    7/90      100%
381,010

Woods Hollow Centreville,
Apartments    MI        24     630,715 11/90    2/90      100%
132,700

Woodside     Lisbon,
Apartments    ME        28   1,476,595 12/90   11/90      100%
397,630






    Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 2000


                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
------------
Academy
Hill        Ahoskie,
Apartments    NC        40  $1,372,495   2/91     2/91      100%
$  319,224

Aspen
Square      Tazewell,
Apartments    VA        60   1,828,496  11/90    11/90      100%
356,495

Bridgeview  Emlenton,
Apartments    PA        36   1,359,536  12/90    12/89      100%
327,257

Buckeye
Senior      Buckeye,
Apartments    AZ        41   1,336,801  12/90     8/90      100%
311,480

Campbell
Creek       Dallas,
Apartments    GA        80   1,561,943  12/90    10/90      100%
142,000

Cambridge
Manor       Macon,
Apartments    MS        47   1,619,963   5/93     4/93      100%
356,356

Church Hill Church Point,
Apartments    LA        32     952,362  12/90     1/91      100%
205,750

Copper
Creek       Lebanon,
Apartments    VA        36   1,171,148  11/90     9/90      100%
237,647

Coronado    Tuscon,
Hotel         AZ        42     400,879   3/91     3/91      100%
614,050

Crestwood   St. Cloud,
Apartments    FL       216   4,163,869   1/91     6/91      100%
5,636,484

El Dorado   El Dorado Springs,
Springs Est.  MO        24     579,190  11/90     9/90      100%
133,790

Eldon Est.  Eldon,
II            MO        24     579,542  12/90    11/90      100%
131,340


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------

Eldon       Eldon,
Manor        MO         24  $  557,766   12/90   11/90      100%
$  241,980

Elmwood
Manor       Eutaw,
Apartments   AL         47   1,618,286    5/93   12/93      100%
333,440

Fairridge
Lane        Denmark,
Apartments   SC         24     813,360   11/90    6/90      100%
209,326

Fairridge
Village     Denmark,
Apartments   SC         24     767,778   11/90    6/90      100%
186,381

Farmerville Farmerville,
Square Apts. LA         32     964,646    1/91    4/91      100%
212,280

Forest
Glade       Wauchula,
Apartments   FL         50   1,477,997   12/90   12/90      100%
420,565

Franklin    Great Falls,
School       MT         40   1,245,777   10/90   12/91      100%
1,453,270

Hilltop     Los Lunas,
Apts.        NM         40   1,416,065    1/93   11/92      100%
258,455

Holland     Holland,
Meadows      NY         24     896,377   11/90    6/90      100%
213,880

Holley      Holley,
Grove        NY         24     914,536   11/90   10/90      100%
207,360

Ivan Woods  Delta Township,
Senior Apts. MI         90   2,117,706    2/91    4/91      100%
1,184,275

Kaplan
Manor       Kaplan,
Apartments   LA         32     923,050    12/90   12/90     100%
198,460

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------

Lakewood
Village    Lake Providence,
Apartments   LA         32  $  950,842  1/91     5/91      100%
$  223,827

Licking    Licking,
Apartments   MO         16     404,707 11/91     3/92      100%
90,436

London     Miami Beach,
Arms         FL         58   2,660,289 12/90    12/90      100%
937,961

Maidu      Roseville,
Village      CA         81   2,090,462  3/91    12/91      100%
530,000

Nevada     Nevada,
Manor        MO         24     645,744 11/90    10/90      100%
143,270

Oatka      Warsaw,
Meadows      NY         24     915,974 11/90     6/90      100%
206,670

Osage      Arkansas City,
Place        KS         38   1,228,171 12/90    12/90      100%
522,999

Pines by the
Creek      Newnan,
Apartments   GA         96   1,869,739 12/90    10/90      100%
245,000

Sandy
Pines      Punta Gorda,
Manor        FL         44   1,476,143 12/90     7/90      100%
399,977

Sierra
Springs    Tazewell,
Apartments   VA         36   1,171,903 11/90    11/90      100%
299,634

South Fork South Fork,
Heights      CO         48   1,480,219  2/91     2/91      100%
343,358

Twin Oaks  Allendale,
Apartments   SC         24     779,547 12/90     9/90      100%
206,888


        Boston Capital Tax Credit Fund II Limited Partnership -
Series 11

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------

Walnut
Village     Manning,
Apartments    SC        24  $  837,057 11/90   11/90       100%
$  183,244

Washington
Manor       Washington,
Apartments    LA        32     954,443  1/91    3/91       100%
216,990

Wildridge   Jesup,
Apartments    GA        48   1,559,562  1/91    4/91       100%
329,130

Windsor     Metter,
Apts.         GA        53   1,465,047 12/92    5/93       100%
248,207



























         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 2000

                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Bowman
Village     Bowman,
Apartments    GA       24  $  663,316   6/91    10/91      100%
$  139,879

Brandywood  Oak Creek,
Apartments    WI       54   1,729,980  12/91     9/91      100%
1,532,506

Brentwood
Manor       Clarkson,
Apartments    KY       24     745,208   6/91     7/91      100%
173,969

Briarwick   Nicholasville,
Apartments    KY       40   1,240,223   4/91     4/91      100%
323,941

Bridgerun   Cannon Falls,
Townhomes     MN       18     562,747   6/91     7/91      100%
458,800

Bucksport
Park        Bucksport,
Apartments    ME       24   1,366,637   6/91     8/91      100%
334,600

Campbell
Creek       Dallas,
Apartments    GA       80   1,561,943   3/91    10/90      100%
593,000

Cananche
Creek       Norton,
Apartments    VA       36   1,231,291   5/91     6/91      100%
276,695

Carson
Village     Wrightsville,
Apartments    GA       24     650,226  10/91     6/92      100%
161,452

Clymer
House       Clymer,
Apartments    PA       26   1,112,201   6/91    10/91      100%
254,097

Corcoran
Garden      Corcoran,
Apartments    CA       38   1,519,668   2/91    11/90      100%
432,438

Cornish     Cornish,
Park          ME       25   1,450,626    6/91    6/91      100%
333,000

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 2000
Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Crescent City
Senior     Crescent City,
Apartments   CA         38  $1,858,678  3/91    3/91      100%  $
474,536

Earlimart
Senior     Earlimart,
Apartments   CA         35   1,341,465  6/91    6/91      100%
364,515

Evanwood   Hardinsburg,
Apartments   KY         24     752,843  6/91    5/91      100%
167,221

Fox Run    Jesup,
Apartments   GA         24     617,411 12/91    7/92      100%
150,033

Franklin
House      Liberty,
Apts.        MO         21     296,323  5/93    1/88      100%
137,836

Hamilton
Village    Preston,
Apartments   GA         20     567,622 10/91    3/92      100%
140,948

Hunters
Park       Tarboro,
Apartments   NC         40   1,405,765  5/91    4/91      100%
320,175

Ivan Woods
Senior     Delta Township,
Apartments   MI         90   2,117,706  2/91    4/91      100%
778,688

Keenland   Burkesville,
Apartments   KY         24     732,128  6/91    9/91      100%
164,246

Lakeridge  Eufala,
Apartments   AL         30     913,735  3/91    4/91      100%
186,780

Laurel
Village    Wadley,
Apartments   GA         24     659,789 10/91    5/92      100%
149,058


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Los
Caballos  Hatch,
II Apts.     NM         24  $  758,823  7/91     8/91       100%
$  164,740

Marlboro
Place     Bennettsville,
Apartments  SC          24     833,347  3/91     2/91       100%
192,779

Melville
Plaza     Melville,
Apartments  LA          32     889,841  7/91    10/91       100%
178,564

Nanty Glo
House     Nanty Glo,
Apartments  PA          36   1,470,893  6/91     7/91       100%
353,000

Newport   Franklin,
Village     VA          48   1,481,629  4/91    11/90       100%
355,000

Oakleigh  Abbeville,
Apartments  LA          32     910,831  8/91     3/92       100%
178,716

Oak
Street    Scott City,
Apartments  MO          24     597,010  6/91    11/91       100%
138,149

Oakwood   Mamou,
Apartments  LA          32     906,050  8/91     1/92       100%
180,819

Pines by
the Creek Newnan,
Apartments  GA          96   1,869,739  3/91    10/90       100%
645,000

Pinewoods Springfield,
Apartments  IL         168   3,750,847  7/91     6/91       100%
2,880,000

Portales  Portales,
Estates     NM          44   1,435,153  7/91     7/91       100%
365,100



         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Prairie
West      West Fargo,
Apts. III   ND          24  $  508,772  3/91     3/91      100%
$ 360,698

Ridgeway
Court III  Bemidji,
Apartments  MN          24     890,757  4/91     1/91      100%
180,186

River     Crystal River,
Reach Apts.  FL         41   1,361,729   5/91    5/91      100%
351,421

Rockmoor  Banner Elk,
Apartments   NC         12     561,143   5/91    3/91      100%
95,818

Shawnee
Ridge     Norton,
Apartments   VA         20     665,211   5/91    5/91      100%
145,606

Springwood
Park      Durham,
Apartments   NC        100   2,966,477   3/91    5/91      100%
374,349

Spring
Mountain  Pahrump,
Apartments   NV         33   1,360,114   5/91    4/91      100%
290,406

Stonegate Perry,
Manor        FL         36   1,006,653   5/91   12/90      100%
274,321

Summit
Ridge     Palmdale,
Apartments   CA        304   8,785,684  10/92   12/93      100%
3,674,306

Turner
Lane      Ashburn,
Apartments   GA         24     719,179   5/91    7/91      100%
147,090

Union
Baptist
Plaza     Springfield,
Apartments   IL         24     453,185   5/91    4/91      100%
432,648


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 12

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Uptown    Salyersville,
Apartments   KY        16  $  519,780   5/91    3/91       100%
$  121,700

Villas of Eufala,
Lakeridge    AL        18     530,337   3/91    3/91       100%
96,868

Waynesboro
Village   Waynesboro,
Apartments   TN        48   1,366,852   4/91    1/91       100%
310,510

Windsor    Windsor,
Court II     VA        24     727,162   4/91    11/90      100%
169,347

Woodcrest
Manor      Woodville,
Apartments   MS        24     708,210   6/91    11/91      100%
138,579

Woodlawn
Village    Abbeville,
Apartments   GA        36   1,010,137  10/91     4/92      100%
229,601

Woodside   Grove City,
Apartments   PA        32   1,151,512   4/91     3/91       96%
229,291

Yorkshire
Townhome   Fort Smith,
Apts.        AR        50     895,115   9/93     8/94      100%
874,069














        Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000


                            Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-------------
Ada Village  Ada,
Apts.         OK       44  $1,037,051   1/93    11/93       100%
$  158,976

Amherst      Amherst,
Village       VA       48   1,592,981   1/92     1/92       100%
322,796

Belmont
Village      Belmont,
Court         NY       24     922,255   1/92    12/91       100%
201,300

Bethel
Park         Bethel,
Apartments    ME       24   1,484,665  12/91     3/92       100%
324,100

Blanchard
Senior       Blanchard,
Apts. II      LA       24     596,819  10/91     9/91       100%
143,628

Blanchard    Blanchard,
Village Apts. OK        8     216,436   1/93     7/93       100%
32,954

Brantwood
Lane         Centreville,
Apartments     AL      36   1,139,380   7/91     9/91       100%
237,873

Breckenridge McColl,
Apartments     SC      24     862,162   1/92     3/92       100%
186,065

Briarwood
Apartments   Middleburg,
Ph II          FL      50   1,487,200   2/92     4/92       100%
293,694

The Bridge   New York,
Building       NY      15       N/A     1/92    12/91       100%
1,037,770

Buchanan     Warren,
Court          PA      18     722,944   7/91    11/90       100%
160,600

Burnt
Ordinary     Toano,
Village        VA      22     707,473   7/91     7/91       100%
159,400

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Carleton
Court       Providence,
Apartments   RI         46  $2,788,961  12/91    12/91     100%
$1,496,922

Carriage
Run         Emporia,
Apartments   VA         40   1,318,048  10/91     4/92     100%
259,980

Cedar
View        Brinkley,
Apartments   AR         32   1,264,317   5/92    10/92     100%
254,016

Cedarwood   Pembroke,
Apartments   NC         36   1,411,940  10/91     1/92     100%
326,310

Chapparral  Kingman,
Apartments   AZ         20     693,383   8/91     7/91     100%
198,275

College     Chili,
Green        NY        110   3,755,429   3/95     8/95     100%
755,771

Colorado City
Seniors     Colorado City,
Apartments   TX         24     540,508  10/91    10/91     100%
98,721

Cottonwood  Cottonport,
Apts. II     LA         24     652,341  10/91     7/91     100%
152,664

Country
Meadows     Sioux Falls,
Apartments   SD         44   1,034,357  11/91    10/91     100%
922,350

Countryside Fulton,
Manor        MS         24     662,689  10/91     8/91     100%
151,868

Davis
Village     Davis,
Apts.        OK         44   1,164,658   1/93     9/93     100%
180,452

Devenwood   Ridgeland,
Apartments   SC         24     869,864   7/92     1/93     100%
186,000

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
------------
Duncan
Village    Duncan,
Apts.       OK         48  $1,133,150   1/93    11/93      100%
$  172,005

Edison
Village    Edison,
Apartments  GA         42   1,193,691   7/91     2/92      100%
274,144

Ethel
Bowman     Tionesta,
Proper HousePA         36   1,424,331   2/92     1/92       91%
334,160

Excelsior
Springs    Excelsior Springs,
Properties  MO         24     621,345   2/92     4/91      100%
150,651

Fairground Bedford,
Place Apts. KY         19     691,865   3/95     8/95      100%
176,963

Four Oaks
Village    Four Oaks,
Apartments  NC         24     890,223   3/92     6/92      100%
179,900

Franklin
Vista      Anthony,
III Apts.   NM         28     925,585   1/92     4/92      100%
179,685

Friendship Bel Air,
Village     MD         32   1,434,472   1/92     6/91      100%
226,000

Glenhaven  Merced,
Park        CA         12     392,861   1/94     6/90      100%
125,000

Glenhaven  Merced,
Park II     CA         15     486,100   1/94     6/89      100%
365,925

Glenhaven  Merced,
Park III    CA         15     488,600   1/94    12/89      100%
225,500


         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-------------
Glenhaven    Merced,
Estates       CA       13   $ 657,856    1/94   6/89       100%
$  134,000

Green
Village      Standardsville,
Apts. II      VA       16     583,883    4/92  11/91       100%
99,100

Greenleaf    Bowdoinham,
Apartments    ME       21   1,124,516   11/91   8/92       100%
295,085

Hughes Springs
Seniors      Hughes Springs,
Apartments    TX       32     785,196   10/91   8/91       100%
183,674

Harrison
City         Penn Township,
Apts.         PA       38   1,475,228    7/92   9/92        97%
311,775

Hessmer
Village      Hessmer,
Apartments    LA       32     906,870   12/91   4/92       100%
186,503

Hillmont
Village      Micro,
Apartments    NC       24     881,678    9/91   1/92       100%
184,900

Hunters
Run          Douglas,
Apartments    GA       50   1,441,146   12/91   2/92       100%
322,368

Independence Mt. Pleasant,
Apartments    PA       28   1,080,468    8/91   6/91       100%
223,100

Indian Creek Kilmarnock,
Apartments    VA       20     761,968    7/91   4/91       100%
174,400

Jarratt
Village      Jarratt,
Apartments    VA       24     829,402   10/91  12/91       100%
159,140

Kingfisher
Village      Kingfisher,
Apts.         OK        8     166,749    1/93  12/93       100%
24,365

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-------------
La Gema del  Santa Ana,
Barrio Apts.   CA        6  $  669,485   6/92    8/92      100%
$  458,000

Lafayettee
Gardens      Scott,
Apartments     LA       56   1,095,646   10/91   11/91     100%
437,688

Lake Isabella
Senior       Lake Isabella,
Apartments     CA       46   1,987,386    9/91    1/92     100%
442,457

Lakeview     Battle Creek,
Meadows        MI       53   1,554,987    1/92    6/92     100%
1,018,808

Lakewood
Terrace      Lakeland,
Apts.          FL      132   3,735,725   11/93    8/89     100%
725,312

Lana Lu      Lonaconing,
Apartments     MD       30   1,479,793   12/91    9/92     100%
303,261

Lexington
Village      Lexington,
Apts.          OK        8     209,048    1/93   11/93     100%
32,178

Maidu        Roseville,
Village        CA       81   2,090,461    1/92   12/91     100%
1,096,199

Marion Manor Marion,
Apartments     LA       32   1,001,697    2/92    6/92     100%
199,708

Maysville
Village      Maysville,
Apts.          OK        8     217,050    1/93   10/93     100%
33,726

Montague
Place        Caro,
Apartments     MI       28   1,136,369   12/91   12/91     100%
432,320

Navapai      Prescott Valley,
Apartments     AZ       26     880,007    6/91    4/91     100%
207,330

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-------------
Nevada City
Senior     Grass Valley,
Apartments    CA        60  $3,535,593   1/92   10/92     100%
$  839,300

Newellton
Place      Newellton,
Apartments    LA        32     939,609   2/92    4/92     100%
190,600

New River
Overlook   Radford,
Apartments    VA        40   1,479,584   8/91    2/92     100%
285,371

Northridge  Arlington,
Apartments    TX       126   2,095,662   1/92    2/92      98%
741,300

Oak Ridge   Crystal Springs,
Apartments    MS        40   1,299,948   1/92    1/92     100%
308,578

Oakland
Village     Littleton,
Apts.         NC        24     849,410   5/92    8/92     100%
161,939

Okemah
Village     Okemah,
Apts.         OK         30    689,165   1/93    5/93     100%
119,832

Pineridge   McComb,
Apartments     MS        32  1,001,739  10/91   10/91     100%
238,995

Pineridge   Walnut Cove,
Elderly        NC        24    984,013  10/91    3/92     100%
199,311

Pittsfield
Park        Pittsfield,
Apartments     ME        18  1,043,033  12/91    6/92     100%
237,300

Plantation  Richmond Hill,
Apartments     GA        49  1,415,182  12/91   11/91     100%
320,858

Portville
Square      Portville,
Apartments     NY        24    914,145   3/92    3/92     100%
198,100

         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-------------
Prague
Village    Prague,
Apts.       OK         8  $   114,599   1/93    3/93      100%
$    21,373

Rainbow
Commons    Marshfield,
Apartments  WI        48      750,534   9/91    6/91      100%
1,126,901

Rainier
Manor      Mt. Rainier,
Apartments  MD       104    2,637,737   3/92    1/93      100%
1,190,350

Rosenberg  Santa Rosa,
Hotel       CA        77    1,796,276  12/91    1/92      100%
1,850,000

Rosewood
Manor      Ellenton,
Apartments  FL        43    1,434,376  12/91    11/91     100%
302,250

San Jacinto
Senior     San Jacinto,
Apartments  CA        46    2,364,590   1/92    10/91     100%
588,965

Lakeside
Manor      Schroon Lake,
Apartments  NY        24    1,073,067  11/91     1/92     100%
249,349

Smithville Smithville,
Properties  MO        48    1,240,971   2/92     5/91     100%
285,384

Snow Hill
Ridge      Raleigh,
Apartments  NC        32    1,198,577  10/91    12/91     100%
307,524

Somerset   Antioch,
Apartments  CA       156    5,437,465   8/92     3/90     100%
1,026,542

Spring
Creek      Derby,
Village     KS        72    1,767,830   6/91     9/91     100%
1,634,760






         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-------------
Spring
Valley     Lexington Park,
Apartments   MD        128  $4,816,430  11/91    12/92     100%
$ 2,877,811

Springwood
Park       Durham,
Apartments   NC        100   2,966,477  10/91     5/91     100%
374,349

Summer
Lane       Santee,
Apartments   SC         24     858,209   7/91    11/91     100%
176,291

Summit
Ridge      Palmdale,
Apartments   CA        304   8,785,684  10/92    12/93     100%
1,236,600

Titusville Titusville,
Apartments   PA         30   1,236,258  12/91     1/92     100%
280,829

Townview   St. Mary's,
Apartments   PA         36   1,375,363   9/91    10/91      97%
315,700

Tyrone
House      Tyrone,
Apartments   PA         36   1,479,270  12/91     1/92     100%
349,800

Valley Ridge
Senior     Central Valley,
Apartments   CA         38   1,818,795   1/92    12/91     100%
456,600

Victoria   Victoria,
Place        VA         39   1,387,395   1/92     6/92     100%
287,736

Villa West Topeka,
Apts. IV     KS         60   1,493,731   8/91     1/91     100%
1,392,873

Village    Raleigh,
Green        NC         42     705,445   5/92     9/91     100%
581,446

Washington Abingdon,
Court        VA         39   1,175,802   7/91     8/91     100%
295,250




         Boston Capital Tax Credit Fund II Limited Partnership -
Series 14

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                     Qualified
paid
Property                     As of      Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99    Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-------------
Wesley
Village    Martinsburg,
Apartments   WV         36  $1,309,297  10/91    6/92      100%
$  266,253

Westside   Louisville,
Apartments   MS         33     812,189   3/92    1/92      100%
191,014

Wildwood
Terrace    Wildwood,
Apartments   FL         40   1,260,218  10/91   10/91      100%
281,647

Woodside   Belleview,
Apartments   FL         41   1,209,330  11/91   10/91      100%
268,500

Wynnewood
Village    Wynnewood,
Apts.        OK         16     394,176   1/93   11/93      100%
67,443

Yorkshire  Delevan,
Corners      NY         24     921,054   8/91    9/91      100%
191,500

Zinmaster  Minneapolis,
Apartments   MN         36   1,814,108   1/95    1/88      100%
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

  (b)    Approximate number of security holders

  As of March 31, 2000, the Partnership has 11,588 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

  The BACs were issued in series. Series 7 consists of 812 investors holding
  1,036,100 BACs, Series 9 consists of 2,259 investors holding
4,178,029 BACs,
  Series 10 consists of 1,648 investors holding 2,428,925 BACs,
Series 11
  consists of 1,387 investors holding 2,489,599 BACs, Series 12 consists of
  1,923 investors holding 2,972,795 BACs, and Series 14 consists of 3,559 investors holding 5,574,290 BACs at March 31, 2000.

  (c)    Dividend history and restriction

  The Partnership has made no distributions of Net Cash Flow to its BAC
  Holders from its inception, June 28, 1989 through March 31,
2000.

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





Item 6.          Selected Financial Data

    The information set forth below presents selected financial data of the
Partnership for each of the five years in the period ended March
31, 2000.
Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                March 31,    March 31,    March 31,    March 31,
March 31,
                  2000         1999         1998         1997
1996
                --------     --------     --------     --------
--------
Operations
----------
Interest
& other Inc $     92,529 $   110,392  $     42,913 $    155,501
$     65,468
Share of Loss
of Operating
Partnerships  (5,998,233)  (7,498,353)  (8,573,433) (10,464,997)
(12,992,069)
Operating Exp (2,701,882)  (3,177,618)  (2,783,041)  (2,781,444)
(2,852,335)
               ---------    ---------    ---------    ---------
---------
  Net Loss  $ (8,607,586)$(10,565,579)$(11,313,561)$(13,090,940)
$(15,778,936)
             ===========   ==========   ==========  ===========
===========
  Net Loss
  per BAC   $      (.46) $       (.56)$       (.60)$       (.69)
$       (.84)
             ==========   ===========   ==========  ===========
===========

Balance Sheet
-------------

Total Assets$50,584,819  $ 56,648,106  $ 64,633,488 $ 73,382,875
$ 85,486,212
            ===========   ===========    ==========  ===========
===========

Total Liab  $19,730,402  $ 17,186,103  $ 14,605,906 $ 12,041,732
$ 11,054,129 Partners'   ===========   ===========    ==========
===========   ===========
Capital     $30,854,417  $ 39,462,003  $ 50,027,582 $ 61,341,143
$ 74,432,083
            ===========   ===========    ==========  ===========
===========

Other Data
----------
Credit per BAC for the
Investors Tax Year,
for the twelve months
ended, December 31,
1999, 1998, 1997,
1996 and 1995*

            $      1.23 $        1.39  $       1.40 $       1.40
$       1.39
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





Item 7.     Management's Discussion and Analysis of Financial
Condition
            and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2000 and on working capital reserves and (ii) cash distributions from operations of the Operating
Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating
Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations.
During the fiscal year ended March 31, 2000 the Partnership accrued $2,509,932 in annual partnership management fees. As of March 31, 2000 the accrued partnership management fees totaled $16,623,060. Pursuant to the Partnership
Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

An affiliate of the general partner has advanced $295,245 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $126,207 was advanced during the fiscal year ended March 31, 2000. The amounts advanced, in total, to three of the six series are as follows:
$125,346 to Series 7,$62,550 to Series 12;and $107,349 to Series
14. These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.









                              36
Capital Resources
-----------------
The Partnership offered BACs in a public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The
Partnership received and accepted subscriptions for $186,337,517 representing
18,679,738 BACs from investors admitted as BAC Holders in Series
7, 9 through
12 and 14 of the Partnership.

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

    As of March 31, 2000 the net proceeds from the offer and sale of BACs in
Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651. The Partnership has completed payment of all installments of its capital contributions to all Operating Partnerships.
Series 7 net offering proceeds in the amount of $4,929 remain in working capital.

    (Series 9).  The Partnership commenced offering BACs in
Series 9 on
February 1, 1990. The Partnership had received and accepted subscriptions for
$41,574,518, representing 4,178,029 BACs from investors admitted as BAC
Holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

     During the fiscal year ended March 31, 2000, the Partnership did not use any of Series 9's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships, however it did record a capital contribution of $4,590. This amount was advanced to an operating partnership in a prior fiscal year and converted to a capital contribution during the fiscal year end March 31, 2000. As of March 31, 2000 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286,and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. Series 9 net offering proceeds in the amount of $335,866 remain in working capital.

    (Series 10).  The Partnership commenced offering BACs in
Series 10 on
May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.


     As of March 31, 2000 the net proceeds from the offer and
sale of BACs in
Series 10 had been used to invest in a total of 45 Operating
Partnerships in
an aggregate amount of $18,555,455.  The Partnership has
completed payment of
all installments of its capital contributions to all of the
Operating
Partnerships.  Series 10 net offering proceeds in the amount of
$121,866
remain in working capital.

                              37
    (Series 11).  The Partnership commenced offering BACs in
Series 11 on
September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

     During the fiscal year ended March 31, 2000, the Partnership did not use any of Series 11's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2000 the
net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of
$18,894,372, and the Partnership had completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships. Series 11 net offering proceeds in the amount of $389,019 remain to be used by the
Partnership to pay outstanding installments of capital contributions to one
Operating Partnership and to fund working capital expenses.

    (Series 12).  The Partnership commenced offering BACs in
Series 12 on
February 1, 1991. The Partnership had received and accepted subscriptions for
$29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

     During the fiscal year ended March 31, 2000, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2000
the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of
$22,356,179, and the Partnership had completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships. Series 12 net offering proceeds in the amount of $68,437 remain to be used by the
Partnership to pay outstanding installments of capital contributions to two
Operating Partnerships and to fund working capital expenses.

    (Series 14).  The Partnership commenced offering BACs in
Series 14 on
May 20, 1991. The Partnership had received and accepted subscriptions for
$55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of
BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

     During the fiscal year ended March 31, 2000, the Partnership did not use any of Series 14's net offering proceeds to pay additional installments of its capital contributions to the Operating Partnership. As of March 31,
2000 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328, and the Partnership had completed payment of all installments of its capital contributions to 88 of the 101 Operating Partnerships. Series
14 net offering proceeds in the amount of $592,155 remain to be used by the
Partnership to pay outstanding installments of capital contributions to
Operating Partnerships and to fund in working capital expenses.


                                    38








Results of Operations
---------------------
     The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating
Partnerships,
less the amount of certain partnership management and reporting fees paid by
the Operating Partnerships.  The annual partnership management fee charged to
operations for the fiscal years ended March 31, 2000 and 1999 was
$2,280,617
and $2,299,147, respectively. The amount is anticipated to decrease in subsequent fiscal years as the Operating Partnerships begin to pay annual partnership management fees and reporting fees to the Partnership.

     The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

    (Series 7).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 100% for both years.

     For the tax years ended December 31, 1999 and 1998, the series, in total,generated $804,642 and $888,683, respectively, in passive income tax losses that were passed through to the investors, and also provided $.71 and $1.20, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, the Investments in Operating Partnerships for Series 7 was $705,120 and $974,248, respectively.
Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1999 and 1998 Series 7 reflects a net loss from Operating Partnerships of $78,819 and $73,874, respectively, adjusted for depreciation which is a non-cash item.

     As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts.), continues to incur cash flow deficits. The senior mortgage is in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, and the mortgage holder's unwillingness to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank has decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The first mortgage holder is examining all options available to it, including foreclosure. Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, Series 7 of the Partnership faced recapture of a portion of the credits previously taken. Unless the Investment General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants, future credits will


                              39

also be lost.

     (Series 9).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.6% and 99.9, respectively. The series had a total of 55 properties as of March 31, 2000, of which 50 were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total,generated $3,135,277 and $3,281,045, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.36 per year for 1999 and 1998 in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, the Investments in Operating Partnerships for Series 9 was $7,491,734 and $9,083,730, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1999 and 1998 Series 9 reflects a net income from Operating Partnerships of $600,349 and $740,696,respectively, adjusted for depreciation which is a non cash item.

     The Operating General Partner of School Street II Limited Partnership (School Street Apts. II) hired a new management company in September 1999 with the goal of improving occupancy and operations. Evictions increased when the new property management company took over, as the previous management company did not pursue delinquent rent and delayed eviction actions. The slow increase in occupancy reflects the new property management's policy of marketing the property very aggressively, while being very selective with prospective tenants. The property's average occupancy was 78% for the first five months of 2000. As part of the debt restructure negotiated in January 1999, the lender required a capital improvement program to be completed by December 1999. Most of the capital improvements have been completed. The lender agreed to extend the deadline for the remaining improvements. The Operating General Partner continues to actively participate in the partnership's operations in order to attain positive cash flow at the property.

     As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apts.), continues to incur cash flow deficits. The mortgage is in default due to the nonpayment of interest and principal. In an effort to address the deficits, the Investment General Partner attempted to work with the senior mortgage holder to get more favorable terms, but to no avail. As a result of the ongoing deficits and the mortgage holder's unwillingness to work with the Investment General Partner, and the mortgage holder's unwillingness to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank has decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The First mortgage holder is examining all options available to it, including foreclosure, Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, Series 9 of the Partnership faced recapture of a portion of the
credits previously taken.                                   40




Unless the Investment General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants. Future credits will also be lost.

     The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) continues to operate at an average occupancy of 63%. The area has an oversupply of affordable rental housing and a poor local economy, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financial infeasible, the property will not be able to compete effectively in the market. At the end of the first quarter, the property's commercial tenant vacated its space. A new tenant has leased the space as of July 1, at an increased rental rate which should help to offset the residential vacancies. The Operating General Partner continues to financially support the partnership. The Investment General Partner will continue to monitor this situation.

    (Series 10).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 45 properties at March 31, 2000, of which 43 were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998 the series, in total, generated $1,420,946 and $1,441,794, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.30 and $1.44, respectively, in tax credits per BAC to the investors. This decrease is due to the fact that of some of the tax credits previously generated by one of the Operating Partnerships no longer owned by the Investment Partnership.

     As of March 31, 2000 and 1999, the Investments in Operating Partnerships for Series 10 was $6,885,117 and $7,305,952, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1999 and 1998 Series 10 reflects net income from Operating Partnerships of $1,441,685 and $1,162,266, respectively, adjusted for depreciation which is a non cash item.

     The audited financial statements for Chuckatuck Square were prepared assuming the partnership will continue as a Going Concern. Despite high occupancy, the property suffers from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result the property has accumulating payables and is delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development that allows for reduced debt service payments. The savings associated with the reduced debt payments will be used to reduce payables and fund the replacement reserve account. The operating general partner continues to attempt to obtain rental assistance from Rural Development to alleviate the collection/bad debt problem.

(Series 11).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 100% for both years.

     For the tax years ended December 31, 1999 and 1998, the
series, in total,generated $1,504,433 and $1,626,615,
respectively, in passive income tax
losses that were passed through to the investors, and also
provided $1.31 and $1.32,respectively, in tax credits per BAC to the investors
                                    41



     As of March 31, 2000 and 1999, the Investments in Operating Partnerships for Series 11 was $8,097,883 and $8,819,044, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1999 and 1998 Series 11 reflects net income from Operating Partnerships of $897,891 and $849,812, respectively, adjusted for depreciation which is a non-cash item.

  (Series 12).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at March 31, 2000, of which 52 were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total,generated $2,036,792 and $1,927,382, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.46 per year for 1999 and 1998 in tax credit per BAC to the investors.

     As of March 31, 2000 and 1999, the Investments in Operating Partnerships for Series 12 was $8,296,388 and $9,338,564, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1999 and 1998 Series 12 reflects net income from Operating Partnerships of $822,379 and $859,723, respectively, adjusted for depreciation which is a non cash item.

(Series 14).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.8% and 99.7%, respectively.  The series had a
total of 101 properties at March 31, 2000, of which 97 were at
100%
qualified occupancy.

       For the tax years ended December 31, 1999 and 1998, the series, in total,generated $4,171,124 and $4,535,451, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.41 and
$1.42, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, the Investments in Operating Partnerships for Series 14 was $15,160,631 and $17,295,078, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended December 31, 1999 and 1998 Series 14 reflects a net income from Operating Partnerships of $1,973,797 and $1,625,463, respectively, adjusted for depreciation which is a non-cash item.


                                   42



     Lakewood Terrace Limited partnership (Lakewood Terrace Apartments) operated with a net loss during 1999 primarily as a result of the extensive amount of capital improvements that were made during the year. A portion of the expense was reimbursed from the replacement reserve account but the property funded the balance of the costs through operations. Capital Improvements of this magnitude are not anticipated in 2000. Despite the fact that occupancy averaged 97.47 during 1999, the property could not sustain the expenses it incurred and closed the year with high payables on their balance sheet. In addition, the project has a Housing Assistance contract with HUD which expires on August 31, 2000. The Operating General Partner is negotiating an extension of the contract for a four-year term instead of an annual term.


     The properties owned by Glenhaven Park Partners, A
California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Partners IV, A California LP (Glenhaven Park) continue to suffer from excessive operating expenses compared to operating income. In an attempt to reduce operating expenses the Operating General Partner has been in negotiations with a not-for-profit company to provide tenant services and coordinate leasing and community outreach. Terms have been reached with respect to the installation of the not-for-profit Managing general Partner. As a result of repairs to unit interiors, occupancy levels have stabilized. At March 31, 2000 physical occupancy at both Haven Park II and Haven Park III, was 93%. Occupancy at Haven Park IV as of March 31, 2000 has increased to 100%. Occupancy at Glenhaven Park Partners continues to suffer, largely as a result of turnovers associated with evictions. Occupancy as of March 31, 2000 was 75%.

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

The Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are of this opinion, it is the opinion of the Investment General Partner that the outcome of the original proceedings coupled with new notices could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote (Note H).

                              43





Recent Accounting Statements Not Yet Adopted
--------------------------------------------

   In December 1999, the Financial Accounting Standards Board
(FASB) issued SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises of Holds Contributions for Others," and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedgers Activities-Deferral of the Effective Date of SFAS No. 133".

   SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SAFS 137 is effective upon issuance in June 1999.

   The Fund does not have any derivative or hedging activities and is not a not-for-profit organization. Consequently, these pronouncements are not expected to have any effect on the Fund's financial statements.

Year 2000 Compliance
--------------------
    Boston Capital and its management did not experience any computer-related problems as a result of the century date change known as the "Year 2000" or "Y2K"and therefore, there was no impact on our investors.

Item 7A.    Quantitative and Qualitative Disclosure About Market
Risk

     Not Applicable

Item 8.     Financial Statements and Supplementary Data

    The information required by this item is contained in Part
IV, Item 14
of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on
Accounting
            and Financial Disclosure

    None.
                                     44
























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

     Herbert F. Collins, age 70, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England. Mr. Collins is co-founder and past president of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins is also a past member of the Board of Directors of the National Leased Housing Association and has served as member of the U.S. Conference of Mayors Task Force on "HUD and the Cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council, and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Street Inn and the I Have a Dream Foundation.

    John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major  corporate  CEOs  to  advise the President  in  matters  of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youth build Boston. Mr. Manning is a graduate of Boston College.
                                   45


   Richard J. DeAgazio, age 55, is Executive Vice President of Boston Capital Corporation, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), He currently serves as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Kelmoore Investment Company and Kansas City Technologies, Inc. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors of Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

Anthony A. Nickas, age 39, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr. Nickas is responsible for all the financial, accounting and operational functions of Boston Capital and has spent the past thirteen years in the real estate syndication and investment business. His prior responsibilities at Boston Capital included management of finance and accounting for the project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

   (f)  Involvement in certain legal proceedings.
   (g)

            None.

    (g)     Promoters and control persons.

            None.


                                    46


Item 11.    Executive Compensation

    (a), (b), (c), (d) and (e)

    The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited
Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2000 fiscal year:

    1. An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating
Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2000 was $2,509,932. Accrued fees are payable without interest as sufficient funds become available.

   2. The Partnership has reimbursed, or accrued to, an affiliate of the
General Partner a total of $73,714 for amounts charged to operations during the year ended March 31, 2000. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

    (a)     Security ownership of certain beneficial owners.

    As of March 31, 2000, 18,679,738 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

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


    The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership

                                    47


Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and
Fees", which is incorporated herein by reference. See Note B of Notes to
Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2000.

    (b)     Certain business relationships.

    The Partnership response to Item 13(a) is incorporated herein by reference.

    (c)     Indebtedness of management.

            None.

    (d)     Transactions with promoters.

            Not applicable.






































                                   48





                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K

    (a) 1 and 2.     Financial Statements and Financial Statement
                     Schedules

    Independent Auditors' Report

    Balance Sheets, March 31, 2000 and 1999

    Statement of Operations, Years ended March 31, 2000, 1999, and
    1998.

    Statements of Changes in Partners' Capital, Years ended March
    31, 2000, 1999 and 1998.

    Statements of Cash Flows, Years ended March 31, 2000, 1999 and
    1998.

    Notes to Financial Statements, March 31, 2000, 1999 and
    1998.

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







                                    49










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

















                                    50

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

                      Boston Capital Tax Credit Fund II
                      Limited Partnership

                      By:        Boston Capital Associates II
                                 Limited Partnership, General
                                 Partner

                      By:        Boston Capital Associates



Date:  July 10, 2000                 By:  /s/ John P. Manning
                                          -------------------
                                          John P. Manning



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

DATE:  July 10, 2000             SIGNATURE:              TITLE:
                                                         General
Partner and
                                 /s/ John P. Manning
Principal Executive
                                 -------------------     Officer,
Principal
                                 John P. Manning
Financial Officer and

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





                                    51









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

                                 Boston Capital Tax Credit Fund
II
                                 Limited Partnership

                  By:            Boston Capital Associates II
                                 Limited Partnership, General
                                 Partner

                  By:            Boston Capital Associates



Date:  July 10, 2000             By:  ----------------------
                                      John P. Manning



Date:  July 10, 2000             By:  ----------------------
                                      Herbert F. Collins



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE: July 10, 2000     SIGNATURE:                TITLE:

                                                  General Partner
and
                        ---------------------      Principal
Executive
                        John P. Manning           Officer,
Principal
                                                  Financial
Officer and
                                                  Principal
Accounting
                                                  Officer of
Boston
                                                  Capital
Associates

                                                  General Partner
and
                        --------------------       Principal
Executive
                        Herbert F. Collins        Officer,
Principal
                                                  Financial
Officer and
                                                  Principal
Accounting
                                                  Officer of
Boston
                                                  Capital
Associates

                                                  FINANCIAL
STATEMENTS AND
                                                INDEPENDENT
AUDITORS' REPORT

                                              BOSTON CAPITAL TAX
CREDIT FUND II
                                                    LIMITED
PARTNERSHIP -
                                               SERIES 7, 9
THROUGH 12, AND 14

                                                   MARCH 31, 2000
AND 1999

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

       FINANCIAL STATEMENTS

                BALANCE SHEETS                                             F-5

                STATEMENTS OF OPERATIONS                                  F-12

                STATEMENTS OF CHANGES IN PARTNERS  CAPITAL                F-19

                STATEMENTS OF CASH FLOWS                                  F-23

                NOTES TO FINANCIAL STATEMENTS                             F-37

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION            F-76

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

                  INDEPENDENT AUDITORS REPORT

To the Partners
Boston Capital Tax Credit Fund II
  Limited Partnership

       We   have   audited   the  accompanying   balance   sheets
of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series, as of March 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows, for the total partnership and for each of the series, for each of the three years ended March 31, 2000.

These financial statements are the responsibility of the partnership' s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund II Limited Partnership owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 2000 and 1999 for Series 7, Series 9 through 12, and Series 14, and the limited partnership loss for each of the three years ended March 31, 2000 for Series 7, Series 9 through 12, and Series 14: Total, 30% and 34% of the assets and 29%, 24% and 22% of the partnership loss; Series 7, 25% and 27% of the assets and 27%, 13% and 7% of the partnership loss; Series 9, 32% and 35% of the assets and 31%, 29% and 27% of the partnership loss; Series 10, 45% and 40% of the assets and 30%, 20% and 7% of the partnership loss; Series 11, 16% and 38% of the assets and 20%, 32% and 34% of the partnership loss; Series 12, 24% and 24% of the assets and 28%, 24% and 32% of the partnership loss; and Series 14, 32% and 35% of the assets and 22%, 19% and 18% of the partnership loss. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

         In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series, as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2000, in conformity with generally accepted accounting principles.

         We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14 as of March 31, 2000. In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
June 23, 2000

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                           BALANCE SHEETS

                                                      March 31, 2000 and 1999


Total

----------------------------------------

2000                 1999

-------------------  -------------------
                                                               ASSETS

       INVESTMENTS IN OPERATING LIMITED
       PARTNERSHIPS (notes A and C)
$        46,636,873  $        52,816,616

       OTHER ASSETS
       Cash and cash equivalents (notes A and E)
901,179              528,030
       Investments held to maturity (notes A and G)
611,093            1,062,515
       Notes receivable (note F)
543,584              543,584
       Deferred acquisition costs, net of accumulated amortization
       (notes A and C)
1,092,637            1,141,198
       Other
799,453              556,163

-------------------  -------------------

$       50,584,819   $       56,648,106

===================  ===================

                                                LIABILITIES AND PARTNERS'
CAPITAL

       LIABILITIES
       Accounts payable - trade
$         1,380   $              -
       Accounts payable - affiliates (note B)
19,467,919          16,817,686
       Capital contributions payable (note C)
261,103             368,417

-------------------   -----------------

19,730,402          17,186,103

-------------------   -----------------
       PARTNERS' CAPITAL (note A)

       Assignor limited partner
       Units of limited partnership interest consisting of
       20,000,000 authorized beneficial assignee certificates
       (BAC), $10 stated value, 18,679,738 issued and
       outstanding to the assignees at March 31, 2000 and 1999
       Assignees
-                    -
       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 18,679,738 issued and
       outstanding at March 31, 2000 and 1999
32,162,586          40,684,097
       General partner
(1,308,169)         (1,222,094)

------------------   ----------------

30,854,417          39,462,003

-----------------    ----------------

$       50,584,819   $     56,648,106

==================   ================


                                                        (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                     BALANCE SHEETS - CONTINUED

                                                      March 31, 2000 and 1999


Series 7

----------------------------------------

2000                1999

-------------------  -------------------
                                                               ASSETS

       INVESTMENTS IN OPERATING LIMITED
       PARTNERSHIPS (notes A and C)
$           705,120  $           974,248

       OTHER ASSETS
       Cash and cash equivalents (notes A and E)
4,929                8,529

       Investments held to maturity (notes A and G)
-                    -
       Notes receivable (note F)
-                    -
       Deferred acquisition costs, net of accumulated amortization
       (notes A and C)
-                    -
       Other
57,517               46,618

------------------   ------------------

$          767,566   $        1,029,395

==================   ==================

                                                 LIABILITIES AND PARTNERS'
CAPITAL

       LIABILITIES

$               -    $               -

       Accounts payable - affiliates (note B)
1,155,639            1,020,834
       Capital contributions payable (note C)
-                    -

-------------------  ------------------

1,155,639           1,020,834

-------------------  ------------------
       PARTNERS' CAPITAL (note A)
       Assignor limited partner
       Units of limited partnership interest consisting of
       20,000,000 authorized beneficial assignee certificates
       (BAC), $10 stated value, 1,036,100 issued and
       outstanding to the assignees at March 31, 2000 and 1999
-                   -
       Assignees

       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,036,100 issued and
       outstanding at March 31, 2000 and 1999
(294,266)            98,402

       General partner
(93,807)           (89,841)

------------------  -----------------

(388,073)              8,561

------------------  ------------------

$          767,566  $        1,029,395

=================== ==================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                     BALANCE SHEETS - CONTINUED

                                                      March 31, 2000 and 1999


Series 9

----------------------------------------

2000                1999

-------------------  -------------------
                                                               ASSETS

       INVESTMENTS IN OPERATING LIMITED
       PARTNERSHIPS (notes A and C)
$         7,491,734  $         9,083,730

       OTHER ASSETS
       Cash and cash equivalents (notes A and E)
247,361              143,538
       Investments held to maturity (notes A and G)
88,505              252,699

       Notes receivable (note F)
-                    -

       Deferred acquisition costs, net of accumulated amortization
       (notes A and C)
19,572               20,442
       Other
204,244              154,191

-----------------    -----------------

$       8,051,416    $       9,654,600

==================   =================

                                                 LIABILITIES AND PARTNERS'
CAPITAL

      LIABILITIES

       Accounts payable - trade
$              -     $              -
       Accounts payable - affiliates (note B)
4,608,729            4,032,944
       Capital contributions payable (note C)
-                  4,590

------------------   ------------------

4,608,729            4,037,534

------------------   ------------------

       PARTNERS' CAPITAL (note A)
       Assignor limited partner
       Units of limited partnership interest consisting of
       20,000,000 authorized beneficial assignee certificates
       (BAC), $10 stated value, 4,178,029 issued and
       outstanding to the assignees at March 31, 2000 and 1999
-                    -
       Assignees
       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,178,029 issued and
       outstanding at March 31, 2000 and 1999
3,768,600            5,921,235


(325,913)            (304,169)
       General partner
-------------------  -------------------

3,442,687            5,617,066

-------------------  -------------------

$        8,051,416   $        9,654,600

===================  ===================

                                                        (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                     BALANCE SHEETS - CONTINUED

                                                      March 31, 2000 and 1999


Series 10

----------------------------------------

2000                 1999

-------------------  -------------------
                                                               ASSETS

       INVESTMENTS IN OPERATING LIMITED
       PARTNERSHIPS (notes A and C)
$         6,885,117  $         7,305,952

       OTHER ASSETS
       Cash and cash equivalents (notes A and E)
32,209               33,116
       Investments held to maturity (notes A and G)
89,657               84,983

       Notes receivable (note F)
-                    -

       Deferred acquisition costs, net of accumulated amortization
       (notes A and C)
77,431               80,872
       Other
42,154               42,354

-------------------  -------------------

$        7,126,568   $        7,547,277

===================  ===================

                                                LIABILITIES AND PARTNERS'
CAPITAL

       LIABILITIES

       Accounts payable - trade
$                -   $                -
       Accounts payable - affiliates (note B)
3,050,496            2,694,984

-                    -
       Capital contributions payable (note C)
-------------------  -------------------

3,050,496            2,694,984

-------------------  -------------------

       PARTNERS' CAPITAL (note A)
       Assignor limited partner
       Units of limited partnership interest consisting of
       20,000,000 authorized beneficial assignee certificates
       (BAC), $10 stated value, 2,428,925 issued and
       outstanding to the assignees at March 31, 2000 and 1999
-                    -

       Assignees
       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,428,925 issued and
       outstanding at March 31, 2000 and 1999
4,246,124            5,014,583

       General partner
(170,052)            (162,290)

-------------------  -------------------

4,076,072            4,852,293

-------------------  -------------------

$         7,126,568  $         7,547,277

===================  ===================

                                                        (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                     BALANCE SHEETS - CONTINUED

                                                      March 31, 2000 and 1999


Series 11

----------------------------------------

2000                1999

-------------------  -------------------
                                                               ASSETS

       INVESTMENTS IN OPERATING LIMITED
       PARTNERSHIPS (notes A and C)
$        8,097,883    $       8,819,044

       OTHER ASSETS
       Cash and cash equivalents (notes A and E)
247,690               95,122
       Investments held to maturity (notes A and G)
141,329              221,589

       Notes receivable (note F)
-                    -

       Deferred acquisition costs, net of accumulated amortization
       (notes A and C)
39,247               40,991
       Other
68,870               54,797

-------------------  -------------------

$        8,595,019   $        9,231,543

===================  ===================

                                                LIABILITIES AND PARTNERS'
CAPITAL

       LIABILITIES

       Accounts payable - trade
$              -   $                -
       Accounts payable - affiliates (note B)
2,277,513           1,951,834
       Capital contributions payable (note C)
22,528              22,528

-------------------  ------------------

2,300,041           1,974,362

-------------------  ------------------
       PARTNERS' CAPITAL (note A)
       Assignor limited partner
       Units of limited partnership interest consisting of
       20,000,000 authorized beneficial assignee certificates
       (BAC), $10 stated value, 2,489,599 issued and
       outstanding to the assignees at March 31, 2000 and 1999
-                    -
       Assignees
       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,489,599 issued and
       outstanding at March 31, 2000 and 1999
6,446,713            7,399,294

       General partner
(151,735)            (142,113)

-------------------  ------------------

6,294,978            7,257,181

-------------------  ------------------

$       8,595,019   $        9,231,543

===================  ==================

                                                        (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                     BALANCE SHEETS - CONTINUED

                                                      March 31, 2000 and 1999


Series 12

----------------------------------------

2000                1999

-------------------  -------------------
                                                               ASSETS

       INVESTMENTS IN OPERATING LIMITED
       PARTNERSHIPS (notes A and C)
$        8,296,388   $        9,338,564

       OTHER ASSETS
       Cash and cash equivalents (notes A and E)
68,437               82,710
       Investments held to maturity (notes A
       and G)
-                    -

       Notes receivable (note F)
-                    -

       Deferred acquisition costs, net of accumulated amortization
       (notes A and C)
299,628              312,945
       Other
105,927               68,425

-------------------  -------------------

$        8,770,380   $        9,802,644

===================  ===================

                                                LIABILITIES AND PARTNERS'
CAPITAL

       LIABILITIES

$                   $
       Accounts payable - trade
-                    -
       Accounts payable - affiliates (note B)
2,868,059            2,473,495
       Capital contributions payable (note C)
11,405               11,405

-------------------  -------------------

2,879,464            2,484,900

-------------------  -------------------

       PARTNERS' CAPITAL (note A)
       Assignor limited partner
       Units of limited partnership interest consisting of
       20,000,000 authorized beneficial assignee certificates
       (BAC), $10 stated value, 2,972,795 issued and
       outstanding to the assignees at March 31, 2000 and 1999
-                    -
       Assignees
       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,972,795 issued and
       outstanding at March 31, 2000 and 1999
6,089,266            7,501,826


(198,350)            (184,082)
       General partner
-------------------  -------------------

5,890,916            7,317,744

-------------------  -------------------

$       8,770,380    $       9,802,644

===================  ===================

                                                        (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                     BALANCE SHEETS - CONTINUED

                                                      March 31, 2000 and 1999


Series 14

----------------------------------------

2000                1999

-------------------  -------------------
                                                               ASSETS

       INVESTMENTS IN OPERATING LIMITED
       PARTNERSHIPS (notes A and C)
$       15,160,631   $       17,295,078

       OTHER ASSETS
       Cash and cash equivalents (notes A and E)
300,553              165,015
       Investments held to maturity (notes A and G)
291,602              503,244
       Notes receivable (note F)
543,584              543,584
       Deferred acquisition costs, net of accumulated amortization
       (notes A and C)
656,759              685,948
       Other
320,741              189,778

-------------------  -------------------

$        17,273,870   $       19,382,647

===================  ===================

                                                LIABILITIES AND PARTNERS'
CAPITAL

       LIABILITIES

       Accounts payable - trade
$         1,380   $              -
       Accounts payable - affiliates (note B)
5,507,483            4,643,595
       Capital contributions payable (note C)
227,170              329,894

-------------------  -------------------

5,736,033            4,973,489

-------------------  -------------------

       PARTNERS' CAPITAL (note A)
       Assignor limited partner
       Units of limited partnership interest consisting of
       20,000,000 authorized beneficial assignee certificates
       (BAC), $10 stated value, 5,574,290 issued and
       outstanding to the assignees at March 31, 2000 and 1999
-                    -
       Assignees
       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 5,574,290 issued and
       outstanding at March 31, 2000 and 1999
11,906,149           14,748,757

       General partner
(368,312)            (339,599)

-------------------  -------------------

11,537,837           14,409,158

-------------------  -------------------

$      17,273,870   $       19,382,647

===================  ===================

                                            See notes to financial statements

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                      STATEMENTS OF OPERATIONS

                                             Years ended March 31, 2000, 1999
and 1998


Total

-------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Income                                                    $
$                   $
       Interest income
53,779               73,186              41,471
       Miscellaneous income
38,750               37,206               1,442

-------------------  ------------------- -------------------

92,529              110,392              42,913

-------------------  ------------------- -------------------
       Share of losses from operating limited
       partnerships (note A)
(5,998,233)         (7,498,353)*         (8,573,433)

-------------------  ------------------- -------------------

       Expenses
       Professional fees
231,351              229,416             228,290
       Partnership management fee (note B)
2,280,617            2,299,147           2,314,373
       Amortization (note A)
48,561               48,561              48,561
       Impairment loss (note A)                                               -
468,736                 -
       General and administrative expenses (note B)
141,353              131,758             191,817

-------------------  ------------------- -------------------

2,701,882            3,177,618           2,783,041

-------------------  ------------------- -------------------
       NET LOSS (note A)                                        $
(8,607,586)    $    (10,565,579)   $    (11,313,561)

===================  =================== ===================
       Net loss allocated to general partner                    $
(86,075)    $       (105,657)   $       (113,135)

===================  =================== ===================
       Net loss allocated to assignees                          $
(8,521,511)    $    (10,459,922)   $    (11,200,426)

===================  =================== ===================
       Net loss per BAC                                         $
(0.46)   $           (0.56)  $           (0.60)

===================  =================== ===================

       * Includes loss on disposal of operating limited partnership (Series 10) of $235,446.


                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF OPERATIONS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 7

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Income
       Interest income                                          $
185    $             162   $             257
       Miscellaneous income                                                   -
150                 -

       Total income
185                  312                 257

-------------------  ------------------- -------------------
       Share of losses from operating limited
       partnerships (note A)
(269,128)            (255,660)           (286,041)

-------------------  ------------------- -------------------
       Expenses
       Professional fees
11,844               18,264              16,079
       Partnership management fee (note B)
108,654              103,589             111,089
       Amortization (note A)                                                  -
-                   -
       Impairment loss (note A)                                               -
255,418                 -
       General and administrative expenses (note B)
7,193                6,845               8,522

-------------------  ------------------- -------------------

127,691              384,116             135,690

-------------------  ------------------- -------------------
       NET LOSS (note A)                                        $
(396,634)   $        (639,464)  $        (421,474)

===================  =================== ===================
       Net loss allocated to general partner                    $
(3,966)   $          (6,395)  $          (4,215)

===================  =================== ===================
       Net loss allocated to assignees                          $
(392,668)   $        (633,069)  $        (417,259)

===================  =================== ===================
       Net loss per BAC                                         $
(0.38)   $           (0.61)  $           (0.40)

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF OPERATIONS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 9

-------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Income
       Interest income                                         $
11,565   $           22,140  $           16,101
       Miscellaneous income
10,027                3,472                  87

-------------------  ------------------- -------------------
       Total income
21,592               25,612              16,188

-------------------  ------------------- -------------------
       Share of losses from operating limited
       partnerships (note A)
(1,587,512)          (1,736,728)         (1,699,785)

-------------------  ------------------- -------------------
       Expenses
       Professional fees
39,228               39,133              35,520
       Partnership management fee (note B)
539,698              552,372             547,218
       Amortization (note A)
870                  870                 870
       Impairment loss (note A)                                               -
-                   -
       General and administrative expenses (note B)
28,663               25,771              32,138

-------------------  ------------------- -------------------

608,459              618,146             615,746

-------------------  ------------------- -------------------
       NET LOSS (note A)                                        $
(2,174,379)   $      (2,329,262)  $      (2,299,343)

===================  =================== ===================
       Net loss allocated to general partner                    $
(21,744)   $         (23,293)  $         (22,993)

===================  =================== ===================
       Net loss allocated to assignees                          $
(2,152,635)   $      (2,305,969)  $      (2,276,350)

===================  =================== ===================
       Net loss per BAC                                         $
(0.52)   $           (0.55)  $           (0.55)

===================  =================== ===================


                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF OPERATIONS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 10

--------------------------------------------------------------
                                                                    2000
1999                 1998
                                                             -------------------
-------------------   -------------------
       Income
       Interest income                                           $         4,891
$         5,647       $         3,695
       Miscellaneous income                                               8,550
-                     -
                                                             -------------------
-------------------   -------------------
       Total income                                                      13,441
5,647                 3,695
                                                             -------------------
-------------------   -------------------
       Share of losses from operating limited
       partnerships (note A)                                           (407,144)
(897,590)*          (1,008,105)
                                                             -------------------
-------------------   -------------------
       Expenses
       Professional fees                                                 33,952
31,182                31,229
       Partnership management fee (note B)                              323,517
324,577               321,682
       Amortization (note A)                                              3,441
3,441                 3,441
       Impairment loss (note A)                                             -
-                     -
       General and administrative expenses (note B)                      21,608
17,011                30,588
                                                             -------------------
-------------------   -------------------
                                                                        382,518
376,211               386,940
                                                             -------------------
-------------------   -------------------
       NET LOSS (note A)                                     $         (776,221)
$      (1,268,154)   $       (1,391,350)
                                                             ===================
===================   ===================
       Net loss allocated to general partner                 $           (7,762)
$         (12,682)   $          (13,913)
                                                             ===================
===================   ===================
       Net loss allocated to assignees                       $         (768,459)
$      (1,255,472)   $       (1,377,437)
                                                             ===================
===================   ===================
       Net loss per BAC                                      $            (0.32)
$           (0.52)   $            (0.57)
                                                             ===================
===================   ===================
       *  Includes loss on disposal of operating limited partnership (Series 10)
of $235,446.

                                                       (continued)

                                                           F-15
PAGE>

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF OPERATIONS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 11

-----------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Income
       Interest income                                         $
11,638   $           14,804  $            5,610
       Miscellaneous income
7,453                5,091                   5

-------------------  ------------------- -------------------
       Total income
19,091               19,895               5,615

-------------------  ------------------- -------------------
       Share of losses from operating limited
       partnerships (note A)
(637,934)            (931,161)         (1,197,310)

-------------------  ------------------- -------------------
       Expenses
       Professional fees
32,595               29,826              30,344
       Partnership management fee (note B)
290,784              300,795             298,613
       Amortization (note A)
1,744                1,744               1,744
       Impairment loss (note A)                                                -
84,701                 -
       General and administrative expenses (note B)
18,237               16,972              26,890

-------------------  ------------------- -------------------

343,360              434,038             357,591

-------------------  ------------------- -------------------
       NET LOSS (note A)                                       $
(962,203)   $      (1,345,304)  $      (1,549,286)

===================  =================== ===================
       Net loss allocated to general partner                   $
(9,622)   $         (13,453)  $         (15,493)

===================  =================== ===================
       Net loss allocated to assignees                         $
(952,581)   $      (1,331,851)  $      (1,533,793)

===================  =================== ===================
       Net loss per BAC                                        $
(0.38)   $           (0.53)  $           (0.61)

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF OPERATIONS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 12

-----------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Income
       Interest income                                         $
1,465   $              805  $              228
       Miscellaneous income
2,886               10,846                 -

-------------------  ------------------- -------------------
       Total income
4,351               11,651                 228

-------------------  ------------------- -------------------
       Share of losses from operating limited
       partnerships (note A)
(998,028)          (1,122,280)         (1,350,247)

-------------------  ------------------- -------------------
       Expenses
       Professional fees
35,899               36,772              42,629
       Partnership management fee (note B)
362,250              347,246             360,155
       Amortization (note A)
13,317               13,317              13,317
       Impairment loss (note A)                                               -
128,617                 -
       General and administrative expenses (note B)
21,685               21,986              28,461

-------------------  ------------------- -------------------

433,151              547,938             444,562

-------------------  ------------------- -------------------
       NET LOSS (note A)                                        $
(1,426,828)   $      (1,658,567)  $      (1,794,581)

===================  =================== ===================
       Net loss allocated to general partner                    $
(14,268)   $         (16,586)  $         (17,946)

===================  =================== ===================
       Net loss allocated to assignees                          $
(1,412,560)   $      (1,641,981)  $      (1,776,635)

===================  =================== ===================
       Net loss per BAC                                         $
(0.48)   $           (0.55)  $           (0.60)

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF OPERATIONS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 14

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Income
       Interest income                                          $
24,035    $          29,628   $          15,580
       Miscellaneous income
9,834               17,647               1,350

-------------------  ------------------- -------------------
       Total income
33,869               47,275              16,930

-------------------  ------------------- -------------------
       Share of losses from operating limited
       partnerships (note A)
(2,098,487)          (2,554,934)         (3,031,945)

-------------------  ------------------- -------------------
       Expenses
       Professional fees
77,833               74,239              72,489
       Partnership management fee (note B)
655,714              670,568             675,616
       Amortization (note A)
29,189               29,189              29,189
       Impairment loss (note A)                                               -
-                   -
       General and administrative expenses (note B)
43,967               43,173              65,218

-------------------  ------------------- -------------------

806,703              817,169             842,512

-------------------  ------------------- -------------------
       NET LOSS (note A)                                        $
(2,871,321)   $      (3,324,828)  $      (3,857,527)

===================  =================== ===================
       Net loss allocated to general partner                    $
(28,713)   $         (33,248)  $         (38,575)

===================  =================== ===================
       Net loss allocated to assignees                          $
(2,842,608)   $      (3,291,580)  $      (3,818,952)

===================  =================== ===================
       Net loss per BAC                                         $
(0.51)   $           (0.59)  $           (0.69)

===================  =================== ===================

                                             See notes to financial statements

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                             STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL

                                             Years ended March 31, 2000, 1999
and 1998


General
                           Total                                 Assignees
partner               Total
     -------------------------------------------------------   -----------------
-------------------  ------------------
     Partners' capital (deficit), March 31, 1997                $
62,344,445    $      (1,003,302)  $      61,341,143

     Net loss
(11,200,426)            (113,135)        (11,313,561)

-----------------   -------------------  ------------------

     Partners' capital (deficit), March 31, 1998
51,144,019           (1,116,437)         50,027,582

     Net loss
(10,459,922)            (105,657)        (10,565,579)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 1999
40,684,097           (1,222,094)         39,462,003

     Net loss
(8,521,511)             (86,075)         (8,607,586)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 2000                $
32,162,586    $      (1,308,169)  $      30,854,417

=================   ===================  ==================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


General
                               Series 7                               Assignees
partner               Total
     -------------------------------------------------------   -----------------
-------------------  ------------------
     Partners' deficit), March 31,  1997                       $
1,148,730    $          (79,231) $        1,069,499

     Net loss
(417,259)              (4,215)           (421,474)

-----------------   -------------------  ------------------

     Partners' capital (deficit), March 31, 1998
731,471              (83,446)            648,025

     Net loss
(633,069)              (6,395)           (639,464)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 1999
98,402              (89,841)              8,561

     Net loss
(392,668)              (3,966)           (396,634)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 2000                 $
(294,266)   $         (93,807)   $       (388,073)

=================   ===================  ==================


General
                               Series 9                               Assignees
partner               Total
     -------------------------------------------------------   -----------------
-------------------  ------------------
     Partners' capital (deficit), March 31, 1997                $
10,503,554    $        (257,883)  $      10,245,671

     Net loss
(2,276,350)             (22,993)         (2,299,343)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 1998
8,227,204             (280,876)          7,946,328

     Net loss
(2,305,969)             (23,293)         (2,329,262)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 1999
5,921,235             (304,169)          5,617,066

     Net loss
(2,152,635)             (21,744)         (2,174,379)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 2000                $
3,768,600    $        (325,913)  $       3,442,687

=================   ===================  ==================


                                                       (continued)

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED

                                         Years ended March 31, 2000, 1999 and
1998


General
                         Series 10                               Assignees
partner               Total
  -------------------------------------------------------   -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1997               $        7,647,492
$         (135,695) $        7,511,797

 Net loss                                                          (1,377,437)
(13,913)         (1,391,350)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1998                        6,270,055
(149,608)          6,120,447

 Net loss                                                          (1,255,472)
(12,682)         (1,268,154)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1999                        5,014,583
(162,290)          4,852,293

 Net loss                                                            (768,459)
(7,762)           (776,221)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 2000               $        4,246,124
$        (170,052) $        4,076,072
                                                            =================
===================  ==================

General
                          Series 11                               Assignees
partner               Total
---------------------------------------------------------   -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1997                $      10,264,938
$        (113,167)  $      10,151,771

 Net loss                                                          (1,533,793)
(15,493)         (1,549,286)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1998                        8,731,145
(128,660)          8,602,485

 Net loss                                                          (1,331,851)
(13,453)         (1,345,304)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1999                        7,399,294
(142,113)          7,257,181

 Net loss                                                            (952,581)
(9,622)           (962,203)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 2000                $       6,446,713
$        (151,735)  $       6,294,978
                                                            =================
===================  ==================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


General
                            Series 12                               Assignees
partner               Total
     -------------------------------------------------------   -----------------
-------------------  ------------------
     Partners' capital (deficit), March 31, 1997                $
10,920,442   $         (149,550)  $      10,770,892

     Net loss
(1,776,635)             (17,946)         (1,794,581)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 1998
9,143,807             (167,496)          8,976,311

     Net loss
(1,641,981)             (16,586)         (1,658,567)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 1999
7,501,826             (184,082)          7,317,744

     Net loss
(1,412,560)             (14,268)         (1,426,828)

-----------------   -------------------  ------------------
     Partners' capital (deficit), March 31, 2000               $
6,089,266    $        (198,350) $        5,890,916

=================   ===================  ==================




General
                        Series 14                               Assignees
partner               Total
 -------------------------------------------------------   -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1997                $      21,859,289
$        (267,776)  $      21,591,513

 Net loss                                                          (3,818,952)
(38,575)         (3,857,527)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 1998                       18,040,337
(306,351)         17,733,986

 Net loss                                                          (3,291,580)
(33,248)         (3,324,828)
                                                            -----------------
-------------------  ------------------

 Partners' capital (deficit), March 31, 1999                       14,748,757
(339,599)         14,409,158

 Net loss                                                          (2,842,608)
(28,713)         (2,871,321)
                                                            -----------------
-------------------  ------------------
 Partners' capital (deficit), March 31, 2000                $      11,906,149
$        (368,312)  $      11,537,837
                                                            =================
===================  ==================


                                             See notes to financial statements

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                  Series 7, 9 through 12, and 14

                                                     STATEMENTS OF CASH FLOWS

                                             Years ended March 31, 2000, 1999
and 1998


Total

-------------------------------------------------------------
                                                                    2000
1999                1998

-------------------- ------------------   -------------------
 Cash flows from operating activities
 Net loss                                                 $       (8,607,586)
$  (10,565,579)    $    (11,313,561)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
 Distribution from operating limited
 partnerships                                                        128,448
57,177               44,006
 Share of losses from operating limited
 partnerships                                                      5,998,233
7,498,353            8,573,433
 Impairment loss                                                         -
468,736                  -
 Amortization                                                         48,561
48,561               48,561
 Changes in assets and liabilities
 Accounts payable and accrued expenses                             2,651,613
2,580,197            2,582,855
 Other assets                                                          7,822
(39,928)              (2,899)
                                                         --------------------
------------------  -------------------
 Net cash provided by (used in)
 operating activities                                                227,091
47,517              (67,605)
                                                         --------------------
------------------  -------------------
 Cash flows from investing activities
 Capital contributions paid to operating limited
 partnerships                                                       (104,590)
(2,543)             (18,000)
 Repayment from (advance to) operating limited
 partnerships                                                       (200,774)
(65,677)             (28,472)
 Purchase of investments (net of proceeds from
 redemption of investments)                                          451,422
(145,018)            (917,497)
                                                         --------------------
------------------  -------------------
 Net cash provided by (used in) investing
 activities                                                          146,058
(213,238)            (963,969)
                                                         --------------------
------------------  -------------------

 NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                           373,149
(165,721)          (1,031,574)

 Cash and cash equivalents, beginning                                528,030
693,751            1,725,325
                                                         --------------------
------------------  -------------------

 Cash and cash equivalents, end                          $           901,179
$        528,030    $         693,751
                                                         ====================
==================  ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Total

-------------------------------------------------------------
                                                                      2000
1999               1998
                                                             -------------------
------------------- -------------------
       Supplemental schedule of noncash investing and
       financing activities

       The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated.                                  $
2,724   $              -    $              681

===================  =================== ===================
       The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated.                       $
57,687   $           14,468  $           14,988

===================  =================== ===================
       The partnership has applied notes receivable
       and advances against installments of
       capital contributions                                   $               -
$               -   $               -

===================  =================== ===================
       The partnership has increased its investment
       in operating limited partnerships for releases
       from escrows.                                           $              -
$          12,830  $              -

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 7

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
Cash flows from operating activities
Net loss                                                   $        (396,634)
$        (639,464)  $        (421,474)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Distribution from operating limited
partnerships                                                             -
-                   -
Share of losses from operating limited
partnerships                                                         269,128
255,660             286,041

Impairment loss                                                          -
255,418                 -

Amortization                                                             -
-                   -
Changes in assets and liabilities
Accounts payable and accrued expenses                                134,805
159,949             130,559
Other assets                                                             -
-                   -
                                                          -------------------
------------------- -------------------
Net cash provided by (used in)
operating activities                                                   7,299
31,563              (4,874)
                                                          -------------------
------------------- -------------------
Cash flows from investing activities

Capital contributions paid to operating limited
partnerships                                                             -
-                   -

Repayment from (advance to) operating limited
partnerships                                                         (10,899)
(30,168)                -
Purchase of investments (net of proceeds from
redemption of investments)                                               -
-                   -
                                                          -------------------
------------------- -------------------
Net cash provided by (used in) investing
activities                                                           (10,899)
(30,168)                -
                                                          -------------------
------------------- -------------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                             (3,600)
1,395              (4,874)

Cash and cash equivalents, beginning                                   8,529
7,134              12,008
                                                          -------------------
------------------- -------------------
Cash and cash equivalents, end                             $           4,929
$           8,529   $           7,134
                                                          ===================
=================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 7

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
     Supplemental schedule of noncash investing and
     financing activities

     The partnership has decreased its capital
     contribution obligation to the operating
     limited partnerships for low income tax
     credits not generated.                                    $              -
$              -    $              -

===================  =================== ===================
     The partnership has adjusted its investment
     in operating limited partnerships for low
     income tax credits not generated.                         $              -
$              -    $              -

===================  =================== ===================
     The partnership has applied notes receivable
     and advances against installments of
     capital contributions.                                    $              -
$              -     $             -

===================  =================== ===================
     The partnership has increased its investment
     in operating limited partnerships for releases
     from escrows.                                             $              -
$              -    $              -

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 9

-----------------------------------------------------------
                                                                     2000
1999               1998

-------------------  ------------------- -------------------
     Cash flows from operating activities
     Net loss                                                   $
(2,174,379)   $      (2,329,262)  $      (2,299,343)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Distribution from operating limited
     partnerships
1,047                1,249               3,390
     Share of losses from operating limited
     partnerships
1,587,512            1,736,728           1,699,785
     Impairment loss                                                          -
-                   -
     Amortization
870                  870                 870
     Changes in assets and liabilities
     Accounts payable and accrued expenses
575,785              575,781             575,787
     Other assets
12,553               (9,921)             (2,216)

-------------------  ------------------- -------------------
     Net cash provided by (used in)
     operating activities
3,388              (24,555)            (21,727)

-------------------  ------------------- -------------------
     Cash flows from investing activities
     Capital contributions paid to operating limited
     partnerships
(4,590)                 -                   -
     Repayment from (advance to) operating limited
     partnerships
(59,169)             (96,620)            (27,697)
     Purchase of investments (net of proceeds from
     redemption of investments)
164,194               (3,202)           (249,497)
                                                             -------------------
------------------- -------------------
     Net cash provided by (used in) investing
     activities
100,435              (99,822)           (277,194)
                                                             -------------------
------------------- -------------------

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS
103,823             (124,377)           (298,921)
     Cash and cash equivalents, beginning
143,538              267,915             566,836

-------------------  ------------------- -------------------
     Cash and cash equivalents, end                            $
247,361   $          143,538  $          267,915

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 9

-------------------------------------------------------------
                                                                       2000
1999               1998

-------------------  ------------------- -------------------
     Supplemental schedule of noncash investing and
     financing activities

     The partnership has decreased its capital
     contribution obligation to the operating
     limited partnerships for low income tax
     credits not generated.                                    $              -
$              -     $             -

===================  =================== ===================
     The partnership has adjusted its investment
     in operating limited partnerships for low
     income tax credits not generated.                         $
3,437   $              -     $           3,728

===================  =================== ===================
     The partnership has applied notes receivable
     and advances against installments of
     capital contributions.                                    $              -
$             -     $             -

===================  =================== ===================
     The partnership has increased its investment
     in operating limited partnerships for releases
     from escrows.                                             $              -
$             -     $             -

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 10

-------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
     Cash flows from operating activities
     Net loss                                                   $
(776,221)   $      (1,268,154)  $      (1,391,350)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Distribution from operating limited
     partnerships
21,040                7,917               5,031
     Share of losses from operating limited
     partnerships
407,144              897,590           1,008,105
     Impairment loss                                                          -
-                   -
     Amortization
3,441                3,441               3,441
     Changes in assets and liabilities
     Accounts payable and accrued expenses
355,512              355,512             355,512
     Other assets
(7,149)              (2,691)               (683)

-------------------  ------------------- -------------------
     Net cash provided by (used in)
     operating activities
3,767               (6,385)            (19,944)

-------------------  ------------------- -------------------
     Cash flows from investing activities
     Capital contributions paid to operating limited
     partnerships                                                             -
-                   -
     Repayment from (advance to) operating limited
     partnerships                                                             -
-                   -
     Purchase of investments (net of proceeds from
     redemption of investments)
(4,674)              (1,983)            (83,000)

-------------------  ------------------- -------------------
     Net cash provided by (used in) investing
     activities
(4,674)              (1,983)            (83,000)

-------------------  ------------------- -------------------

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS
(907)              (8,368)           (102,944)

     Cash and cash equivalents, beginning
33,116               41,484             144,428

-------------------  ------------------- -------------------
     Cash and cash equivalents, end                             $
32,209    $          33,116   $          41,484

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 10

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
     Supplemental schedule of noncash investing and
     financing activities

     The partnership has decreased its capital
     contribution obligation to the operating
     limited partnerships for low income tax
     credits not generated.                                    $              -
$              -    $              -

===================  =================== ===================
     The partnership has adjusted its investment
     in operating limited partnerships for low
     income tax credits not generated.                         $              -
$              -    $              -

===================  =================== ===================
     The partnership has applied notes receivable
     and advances against installments of
     capital contributions.                                    $              -
$              -     $             -

===================  =================== ===================
     The partnership has increased its investment
     in operating limited partnerships for releases
     from escrows.                                             $              -
$              -    $              -

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 11

-------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
     Cash flows from operating activities
     Net loss                                                   $
(962,203)   $      (1,345,304)  $      (1,549,286)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Distribution from operating limited
     partnerships
68,150               35,909              10,000
     Share of losses from operating limited
     partnerships
637,934              931,161           1,197,310
     Impairment loss                                                          -
84,701                 -
     Amortization
1,744                1,744               1,744
     Changes in assets and liabilities
     Accounts payable and accrued expenses
325,679              326,080             325,681
     Other assets
1,004               (5,380)                -

-------------------  ------------------- -------------------
     Net cash provided by (used in)
     operating activities
72,308               28,911             (14,551)

-------------------  ------------------- -------------------

    Cash flows from investing activities

     Capital contributions paid to operating limited
     partnerships                                                             -
-                (5,000)
     Repayment from (advance to) operating limited
     partnerships                                                             -
-                   -
     Purchase of investments (net of proceeds from
     redemption of investments)
80,260               27,411            (249,000)

-------------------  ------------------- -------------------
     Net cash provided by (used in) investing
     activities
80,260               27,411            (254,000)

-------------------  ------------------- -------------------
     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS
152,568               56,322            (268,551)

     Cash and cash equivalents, beginning
95,122               38,800             307,351

-------------------  ------------------- -------------------
     Cash and cash equivalents, end                            $
247,690    $          95,122   $          38,800

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 11

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
     Supplemental schedule of noncash investing and
     financing activities

     The partnership has decreased its capital
     contribution obligation to the operating
     limited partnerships for low income tax
     credits not generated.                                    $              -
$              -    $              -

===================  =================== ===================
     The partnership has adjusted its investment
     in operating limited partnerships for low
     income tax credits not generated.                          $
15,077   $            2,127  $            5,723

===================  =================== ===================
     The partnership has applied notes receivable
     and advances against installments of
     capital contributions.                                    $              -
$              -    $              -

===================  =================== ===================
     The partnership has increased its investment
     in operating limited partnerships for releases
     from escrows.                                             $              -
$              -    $              -

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 12

-------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
     Cash flows from operating activities
     Net loss                                                   $
(1,426,828)   $      (1,658,567)  $      (1,794,581)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Distribution from operating limited
     partnerships
6,646                7,785               6,315
     Share of losses from operating limited
     partnerships
998,028            1,122,280           1,350,247
     Impairment loss                                                          -
128,617                 -
     Amortization
13,317               13,317              13,317
     Changes in assets and liabilities
     Accounts payable and accrued expenses
394,564              406,339             438,772
     Other assets                                                             -
(19,999)                -

-------------------  ------------------- -----------------
     Net cash provided by (used in)
     operating activities
(14,273)                (228)             14,070

------------------  ------------------- -------------------
     Cash flows from investing activities
     Capital contributions paid to operating limited
     partnerships                                                             -
-                   -
     Repayment from (advance to) operating limited
     partnerships                                                             -
61,111                (775)
     Purchase of investments (net of proceeds from
     redemption of investments)                                               -
-                   -

-------------------  ------------------- -------------------
     Net cash provided by (used in) investing
     activities                                                               -
61,111                (775)

-------------------  ------------------- -------------------

     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS
(14,273)              60,883              13,295
     Cash and cash equivalents, beginning
82,710               21,827               8,532

-------------------  ------------------- -------------------
     Cash and cash equivalents, end                             $
68,437    $          82,710   $          21,827

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 12

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Supplemental schedule of noncash investing and
       financing activities

       The partnership has decreased its capital
       contribution obligation to the operating
       limited partnerships for low income tax
       credits not generated.                                    $
-     $              -    $              -

===================  =================== ===================

       The partnership has adjusted its investment
       in operating limited partnerships for low
       income tax credits not generated.                         $
37,502    $           1,425   $           3,485

===================  =================== ===================
       The partnership has applied notes receivable
       and advances against installments of
       capital contributions.                                    $
-     $              -    $              -

===================  =================== ===================
       The partnership has increased its investment
       in operating limited partnerships for releases
       from escrows.                                            $              -
$          12,830  $              -

===================  =================== ===================

                                                       (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 14

------------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
       Cash flows from operating activities
       Net loss                                                 $
(2,871,321)   $      (3,324,828)  $      (3,857,527)
       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
       Distribution from operating limited
       partnerships
31,565                4,317              19,270
       Share of losses from operating limited
       partnerships
2,098,487            2,554,934           3,031,945
       Impairment loss
-                    -                   -
       Amortization
29,189               29,189              29,189
       Changes in assets and liabilities
       Accounts payable and accrued expenses
865,268              756,536             756,544
       Other assets
1,414               (1,937)                -

-------------------   ------------------- -------------------
       Net cash provided by (used in)
       operating activities
154,602               18,211             (20,579)

-------------------   ------------------- -------------------
       Cash flows from investing activities
       Capital contributions paid to operating limited
       partnerships
(100,000)              (2,543)            (13,000)
       Repayment from (advance to) operating limited
       partnerships
(130,706)                 -                   -
       Purchase of investments (net of proceeds from
       redemption of investments)
211,642             (167,244)           (336,000)

-------------------   ------------------- -------------------
       Net cash provided by (used in) investing
       activities
(19,064)            (169,787)           (349,000)

-------------------   ------------------- -------------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS
135,538             (151,576)           (369,579)

       Cash and cash equivalents, beginning
165,015              316,591             686,170

-------------------   ------------------- -------------------
       Cash and cash equivalents, end                           $
300,553    $         165,015   $         316,591

===================   =================== ===================

                                                        (continued)

                                       Boston Capital Tax Credit Fund II Limited
Partnership
                                                   Series 7, 9 through 12, and
14

                                                STATEMENTS OF CASH FLOWS -
CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Series 14

-----------------------------------------------------------
                                                                      2000
1999               1998

-------------------  ------------------- -------------------
     Supplemental schedule of noncash investing and
     financing activities

     The partnership has decreased its capital
     contribution obligation to the operating
     limited partnerships for low income tax
     credits not generated.                                     $
2,724   $              -     $             681

===================   =================== ===================
     The partnership has adjusted its investment
     in operating limited partnerships for low
     income tax credits not generated.                          $
1,671    $          10,916  $            2,052

===================   =================== ===================
     The partnership has applied notes receivable
     and advances against installments of
     capital contributions.                                    $              -
$              -    $              -

===================   =================== ===================
     The partnership has increased its investment
     in operating limited partnerships for releases
     from escrows.                                             $              -
$              -    $              -

===================   =================== ===================

                                              See notes to financial statements

            Boston Capital Tax Credit Fund II Limited Partnership
                    Series 7, 9 through 12, and 14

                    NOTES TO FINANCIAL STATEMENTS

                    March 31, 2000, 1999 and 1998

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

The BACs issued and outstanding in each series at March 31, 2000 and 1999 are as follows:

   Series 7                                             1,036,100
   Series 9                                             4,178,029
   Series 10                                            2,428,925
   Series 11                                            2,489,599
   Series 12                                            2,972,795
   Series 14                                            5,574,290
                                                      -----------
   Total                                               18,679,738
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

                        March 31, 2000, 1999 and 1998

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

          Accumulated amortization as of March 31, 2000 and 1999 is as follows:

                                                       2000               1999
                                                 -----------------
---------------
              Series 7                           $             -    $
-
              Series 9                                       4,350
3,480
              Series 10                                     17,207
13,766
              Series 11                                      8,721
6,977
              Series 12                                     66,585
53,268
              Series 14                                    145,946
116,757
                                                 -----------------
---------------
                                                 $         242,809  $
194,248
                                                 =================
===============

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

                   March 31, 2000, 1999 and 1998

         NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

         Investments in Operating Limited Partnerships
         ---------------------------------------------
          The partnership accounts for its investments in operating limited partnerships using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership s results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating limited partnership s losses only to the extent that the fund's share of losses of the operating limited partnerships exceeds the carrying amount of the investment. Unrecognized losses are suspended and offset against future individual operating limited partnership's income. No operating limited partnerships were acquired during 2000 or 1999.

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

                           March 31, 2000, 1999 and 1998


        NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES (Continued)

        Investments in Operating Limited Partnerships (Continued)
        ---------------------------------------------
        The partnership records acquisition cost as an increase in its investment in operating limited partnerships. Certain operating limited partnerships have not recorded the acquisition costs as a capital contribution from the partnership. These differences are shown as reconciling items in note C.

        Cash Equivalents
        ------------------
        Cash equivalents include tax-exempt sweep accounts, certificates of deposit, and money market accounts having original maturities at date of acquisition of three months or less. The carrying amounts approximates fair value because of the short maturity of these instruments.

        Fiscal Year
        -----------
        For financial reporting purposes the partnership uses a March 31 year end, whereas for income tax reporting purposes, the partnership uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

        Net Loss per Beneficial Assignee Certificate
        --------------------------------------------
        Net loss per beneficial assignee certificate is calculated based upon the weighted average number of units outstanding. The weighted average number of units outstanding in each series at March 31, 2000, 1999 and 1998 are as follows:

         Series 7                                         1,036,100
         Series 9                                         4,178,029
         Series 10                                        2,428,925
         Series 11                                        2,489,599
         Series 12                                        2,972,795
         Series 14                                        5,574,290
                                                         ----------
         Total                                           18,679,738
                                                         ==========

           Boston Capital Tax Credit Fund II Limited Partnership
                      Series 7, 9 through 12, and 14

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     March 31, 2000, 1999 and 1998


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

             Recent Accounting Pronouncements
             --------------------------------
             In June 1999, the  Financial  Accounting  Standards   Board
            (FASB) issued  Statement  of Financial Accounting  Standards
            (SFAS) No. 136,  Transfers of  Assets  to  a  Not-For-Profit
             Organization or Charitable Trust That Raises Or Holds Contributions for Others, and in June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133".

             SFAS    No.   136   is  generally   effective  for  periods
             beginning after December 15, 1999 and SFAS 137 is effective upon issuance in June 1999.

             The fund does not have any derivative or hedging activities and is not a not-for-profit organization. Consequently, these pronouncements are not expected to have an effect on the fund's financial statements.

             NOTE  B  -  RELATED  PARTY TRANSACTIONS
             During the years ended March 31, 2000, 1999 and 1998, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership, as follows:

              Boston Capital Tax Credit Fund II Limited Partnership
                          Series 7, 9 through 12, and 14

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

             NOTE B - RELATED PARTY TRANSACTIONS (Continued)

             Boston Capital Asset Management Limited Partnership is entitled to an annual partnership management fee based on .5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual partnership management fees charged to each series operations during the years ended March 31, 2000, 1999 and 1998 are as follows:

                              2000               1999               1998
                        -----------------  -----------------   -----------------
[S]                    [C]                [C]                 [C]
      Series 7          $         108,654  $         103,589   $         111,089
      Series 9                    539,698            552,372             547,218
      Series 10                   323,517            324,577             321,682
      Series 11                   290,784            300,795             298,613
      Series 12                   362,250            347,246             360,155
      Series 14                   655,714            670,568             675,616
                        -----------------  -----------------   -----------------
                        $       2,280,617  $       2,299,147   $       2,314,373
                        =================  =================   =================

             Boston Capital Tax Credit Fund II Limited Partnership
                      Series 7, 9 through 12, and 14

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       March 31, 2000, 1999 and 1998

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

General  and   administrative   expenses   incurred   by Boston
Capital Holdings Limited Partnership and  Boston Capital  Asset
Management Limited Partnership during the years ended March 31,
2000, 1999 and 1998 charged to  each  series  operations are as follows:
                                           2000               1999
1998
                                    -----------------  -----------------
-----------------
       Series 7                      $           2,709  $           2,212   $
2,441
       Series 9                                 14,815             11,439
15,327
       Series 10                                11,616              8,694
18,402
       Series 11                                10,340              7,688
16,420
       Series 12                                10,965             10,020
13,492
       Series 14                                23,269             17,534
37,157
                                     -----------------  -----------------
-----------------
                                     $          73,714  $          57,587   $
103,239
                                     =================  =================
=================

Accounts    payable   -   affiliates at March 31, 2000 and 1999
represents general  and  administrative  expenses,  partnership management fees, and  may include advances which are payable to
Boston  Capital Holdings Limited Partnership and Boston Capital
Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

           Boston Capital Tax Credit Fund II Limited Partnership
                      Series 7, 9 through 12, and 14

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At    March    31,   2000,   and   1999,  the  partnership  has  limited
partnership interests in operating
limited  partnerships which  own  operating  apartment  complexes.    During
1999, the partnership disposed
of  its  operating    limited    partnership interest  in one of the operating
limited partnerships owned in
Series  10.   The  number of operating limited partnerships in which the partnership has limited partnership
interests at March 31, 2000, and 1999 by series are as follows:

                                                    2000               1999
                                              -----------------  ---------------
 Series 7                                                    15               15
 Series 9                                                    55               55
 Series 10                                                   45               45
 Series 11                                                   40               40
 Series 12                                                   53               53
 Series 14                                                  101              101
                                              -----------------  ---------------
                                                            309              309
                                              =================  ===============

Under  the   terms of the partnership's investment in each operating limited partnership, the partnership
is required  to make  capital  contributions  to the operating limited partnerships.  These contributions
are  payable  in  installments  over  several  years  upon  each  operating limited partnership achieving
specified levels of construction or operations.


The  contributions  payable  to  operating limited partnerships at March 31,
2000 and 1999 by series are
as follows:
                                                   2000               1999
                                             -----------------  ---------------
 Series 7                                    $             -    $           -
 Series 9                                                  -              4,590
 Series 10                                                 -                -
 Series 11                                              22,528           22,528
 Series 12                                              11,405           11,405
 Series 14                                             227,170          329,894
                                             -----------------  ---------------
                                             $         261,103  $       368,417
                                             =================  ===============

              Boston Capital Tax Credit Fund II Limited Partnership
                          Series 7, 9 through 12, and 14

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          March 31, 2000, 1999 and 1998

NOTE  C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

  The    partnership's   investments   in   operating   limited
  partnerships at March 31, 2000 are summarized as follows:

                                                                     Total
                                                                ----------------
    Capital  contributions  paid  and to be paid  to
         operating  limited  partnerships, net of tax credit
         adjusters                                              $   133,430,960

           Acquisition   costs   of   operating   limited
           partnerships                                              22,387,381

           Cumulative  distributions  from operating limited
           partnerships                                                (619,401)

           Impairment  loss  in  investment  in  operating
           limited partnerships                                        (468,736)

           Cumulative    losses   from   operating   limited
           partnerships                                            (108,093,331)

----------------
           Investment  in operating limited partnerships per
           balance sheets                                            46,636,873

           The  partnership (has recorded) or has not recorded
           capital  contributions  to  the  operating  limited
           partnerships  during the year ended March 31, 2000,
           which  (have  not)  have  been  included  in  the
           partnerships'   capital  account  included  in  the
           operating     limited    partnerships'    financial
           statements as of December 31, 1999 (see note A).          (1,700,639)

           The  partnership  has recorded acquisition costs at
           March 31, 2000, which have not been recorded in the
           net  assets  of  the operating limited partnerships
           (see note A).                                             (2,566,166)

           Cumulative   losses   from   operating   limited

           partnerships  for  the three months ended March 31,
           2000, which the operating limited partnerships have
           not  included  in  their capital as of December 31,
           1999 due to different year ends (see note A).              5,109,374

           Equity   in   losses   from   operating   limited
           partnerships  not  recognizable  under  the  equity
           method of accounting (see note A).                       (18,726,475)

           The partnership has recorded low-income housing tax
           credit  adjusters not recorded by operating limited
           partnerships (see note A).                                   885,859

           Impairment  loss  in  investment  in  operating
           limited partnerships                                         468,736

           Other                                                      2,850,242
                                                               ----------------
           Equity  per  operating  limited  partnerships'
           combined financial statements                        $    32,957,804
                                                               ================

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The  partnership's  investments  in  operating  limited partnerships at March 31, 2000 are summarized as
           follows:
                                                                   Series 7
Series 9         Series 10
                                                               ----------------
----------------  ----------------
           Capital  contributions  paid  and  to  be  paid  to
           operating  limited  partnerships, net of tax credit
           adjusters                                            $     7,486,177
$    29,793,430   $    17,589,002

           Acquisition    costs   of   operating   limited
           partnerships                                               1,302,313
5,201,737         2,958,341

           Cumulative  distributions  from  operating  limited
           partnerships                                                  (2,258)
(45,297)          (52,318)

           Impairment  loss in investment in operating limited
           partnerships                                                (255,418)
-                 -

           Cumulative   losses   from   operating   limited
           partnerships                                              (7,825,694)
(27,458,136)      (13,609,908)
                                                               ----------------
----------------  ----------------
           Investment  in  operating  limited partnerships per
           balance sheets                                               705,120
7,491,734         6,885,117

                              Boston Capital Tax Credit Fund II Limited
Partnership
                                          Series 7, 9 through 12, and 14

                                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                          March 31, 2000, 1999 and 1998

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                               Series 7
Series 9         Series 10
                                                         ----------------
----------------  -----------------
   The  partnership (has recorded) or has not recorded
   capital  contributions  to  the  operating  limited
   partnerships  during the year ended March 31, 2000,
   w h ich  (have  not)  have  been  included  in  the
   partnerships'   capital  account  included  in  the
   operating     limited    partnerships'    financial
   statements as of December 31, 1999 (see note A).              24,274
(225,480)           (4,228)

   The  partnership  has recorded acquisition costs at
   March 31, 2000, which have not been recorded in the
   net  assets  of  the operating limited partnerships
   (see note A).                                               (461,143)
(185,244)           (9,836)

   Cumulative    losses    from    operating   limited
   partnerships  for  the three months ended March 31,
   2000, which the operating limited partnerships have
   not  included  in  their capital as of December 31,
   1999 due to different year ends (see note A).                125,066
1,134,799           776,692

   Equity    in    losses   from   operating   limited
   partnerships  not  recognizable  under  the  equity
   method of accounting (see note A).                        (3,614,255)
(5,278,123)       (2,282,383)

   The partnership has recorded low-income housing tax
   credit  adjusters not recorded by operating limited
   partnerships (see note A).                                   (11,992)
140,133            85,358

   Impairment  loss in investment in operating limited
   partnerships                                                 255,418
-                 -

   Other                                                      1,470,137
1,184,964           (30,544)
                                                        ---------------
----------------  ----------------
   Equity per operating limited partnerships' combined
   financial statements                                 $    (1,507,375) $
4,262,783  $      5,420,176
                                                        ===============
================  ================


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The  partnership's  investments  in  operating  limited partnerships at March 31, 2000 are summarized as
           follows:
                                                                   Series 11
Series 12         Series 14
                                                               ----------------
----------------  ----------------
           Capital  contributions  paid  and  to  be  paid  to
           operating  limited  partnerships, net of tax credit
           adjusters                                            $    17,684,665
$    21,368,301   $    39,509,385

           Acquisition    costs   of   operating   limited
           partnerships                                               3,069,084
3,398,377         6,457,529

           Cumulative  distributions  from  operating  limited
           partnerships                                                (343,354)
(43,596)         (132,578)

           Impairment  loss in investment in operating limited
           partnerships                                                 (84,701)
(128,617)              -

           Cumulative   losses   from   operating   limited
           partnerships                                             (12,227,811)
(16,298,077)      (30,673,705)
                                                               ----------------
----------------  ----------------
           Investment  in  operating  limited partnerships per
           balance sheets                                             8,097,883
8,296,388        15,160,631


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                                    Series 11
Series 12         Series 14
                                                              ----------------
----------------  -----------------
           The  partnership (has recorded) or has not recorded
           capital  contributions  to  the  operating  limited
           partnerships  during the year ended March 31, 2000,
           w h ich  (have  not)  have  been  included  in  the
           partnerships'   capital  account  included  in  the
           operating     limited    partnerships'    financial
           statements as of December 31, 1999 (see note A).            (262,454)
(572,254)         (660,497)

           The  partnership  has recorded acquisition costs at
           March 31, 2000, which have not been recorded in the
           net  assets  of  the operating limited partnerships
           (see note A).                                               (511,258)
(312,956)       (1,085,729)

           Cumulative    losses    from    operating   limited
           partnerships  for  the three months ended March 31,
           2000, which the operating limited partnerships have
           not  included  in  their capital as of December 31,
           1999 due to different year ends (see note A).                721,702
613,706         1,737,409

           Equity   in   losses    from    operating   limited
           partnerships  not  recognizable  under  the  equity
           method of accounting (see note A).                        (2,650,061)
(1,808,561)       (3,093,092)

           The partnership has recorded low-income housing tax
           credit  adjusters not recorded by operating limited
           partnerships (see note A).                                   107,936
184,522           379,902

           Impairment  loss in investment in operating limited
           partnerships                                                  84,701
128,617               -

           Other                                                        285,264
33,486           (93,065)
                                                              -----------------
----------------  ----------------
           Equity per operating limited partnerships' combined
           financial statements                                $      5,873,713
$      6,562,948  $     12,345,559
                                                              =================
================  ================


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

 NOTE  C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

  The    partnership's   investments   in   operating   limited
  partnerships at March 31, 1999 are summarized as follows:

                                                                     Total
                                                               ----------------
           Capital contributions paid and to b  paid  to
           operating  limited  partnerships, net of tax credit
           adjusters                                            $   133,484,022

           Acquisition   costs   of   operating   limited
           partnerships                                              22,387,381

           Cumulative  distributions  from operating limited
           partnerships                                                (490,953)

           Impairment  loss  in  investment  in  operating
           limited partnerships                                        (468,736)

           Cumulative    losses   from   operating   limited
           partnerships                                            (102,095,098)

           Investment  in operating limited partnerships per
           balance sheets                                            52,816,616

           The  partnership (has recorded) or has not recorded
           capital  contributions  to  the  operating  limited
           partnerships  during the year ended March 31, 1999,
           which  (have  not)  have  been  included  in  the
           partnerships'   capital  account  included  in  the
           operating     limited    partnerships'    financial
           statements as of December 31, 1998 (see note A).          (2,558,771)

           The  partnership  has recorded acquisition costs at
           March 31, 1999, which have not been recorded in the
           net  assets  of  the operating limited partnerships
           (see note A).                                             (2,577,204)

           Cumulative   losses   from   operating   limited
           partnerships  for  the three months ended March 31,

           1999, which the operating limited partnerships have
           not  included  in  their capital as of December 31,
           1998 due to different year ends (see note A).              5,109,374

           Equity   in   losses   from   operating   limited
           partnerships  not  recognizable  under  the  equity
           method of accounting (see note A).                       (13,755,561)

           The partnership has recorded low-income housing tax
           credit  adjusters not recorded by operating limited
           partnerships (see note A).                                 1,447,271

           Impairment  loss  in  investment  in  operating
           limited partnerships                                         468,736

           Other                                                      2,765,973
                                                               ----------------
           Equity  per  operating  limited  partnerships'
           combined financial statements                        $    43,716,434
                                                               ================


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

 NOTE  C  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

  The partnership's   investments   in   operating   limited
  partnerships at March 31, 1999 are summarized as follows:

                                                                     Series 7
Series 9         Series 10
                                                                ----------------
----------------  ----------------
           Capital  contributions  paid  and  to  be  paid  to
           operating  limited  partnerships, net of tax credit
           adjusters                                            $     7,486,177
$    29,796,867   $    17,581,653

           Acquisition    costs   of   operating   limited
           partnerships                                               1,302,313
5,201,737         2,958,341

           Cumulative  distributions  from  operating  limited
           partnerships                                                  (2,258)
(44,250)          (31,278)

           Impairment  loss in investment in operating limited
           partnerships                                                (255,418)
-                 -

           Cumulative   losses   from   operating   limited
           partnerships                                              (7,556,566)
(25,870,624)      (13,202,764)

           Investment  in  operating  limited partnerships per
           balance sheets                                               974,248
9,083,730         7,305,952

                                                           F-51

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                                    Series 7
Series 9         Series 10

---------------- ----------------  ----------------
           The  partnership (has recorded) or has not recorded
           capital  contributions  to  the  operating  limited
           partnerships  during the year ended March 31, 1999,
           w h ich  (have  not)  have  been  included  in  the
           partnerships'   capital  account  included  in  the
           operating     limited    partnerships'    financial
           statements as of December 31, 1998 (see note A).              24,274
(225,480)          (11,530)

           The  partnership  has recorded acquisition costs at
           March 31, 1999, which have not been recorded in the
           net  assets  of  the operating limited partnerships
           (see note A).                                               (461,143)
(185,244)           (9,836)

           Cum ulative   losses   from    operating    limited
           partnerships  for  the three months ended March 31,
           1999, which the operating limited partnerships have
           not  included  in  their capital as of December 31,
           1998 due to different year ends (see note A).                125,066
1,134,799           776,692

           Equity    in    losses   from   operating   limited
           partnerships  not  recognizable  under  the  equity
           method of accounting (see note A).                        (3,172,897)
(3,925,663)       (1,709,998)

          The partnership has recorded low-income housing tax
           credit  adjusters not recorded by operating limited
           partnerships (see note A).                                   (11,992)
140,133            93,713

           Impairment  loss in investment in operating limited
           partnerships
                                                                        255,418
-                 -

           Other                                                      1,470,136
1,187,180           (26,134)

---------------- ----------------  ----------------
           Equity per operating limited partnerships' combined
           financial statements                                  $     (796,890)
$     7,209,455   $     6,418,859

================ ================  ================


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The  partnership's  investments  in  operating  limited partnerships at March 31, 1999 are summarized as
           follows:
                                                                   Series 11
Series 12         Series 14
                                                                ----------------
----------------  ----------------
           Capital  contributions  paid  and  to  be  paid  to
           operating  limited  partnerships, net of tax credit
           adjusters                                            $    17,699,742
$    21,405,803   $    39,513,780

           Acquisition    costs   of   operating   limited
           partnerships                                               3,069,084
3,398,377         6,457,529

           Cumulative  distributions  from  operating  limited
           partnerships                                                (275,204)
(36,950)         (101,013)

           Impairment  loss in investment in operating limited
           partnerships                                                 (84,701)
(128,617)              -

           Cumulative   losses   from   operating   limited
           partnerships                                             (11,589,877)
(15,300,049)      (28,575,218)
                                                                ----------------
----------------  ----------------
           Investment  in  operating  limited partnerships per
           balance sheets                                             8,819,044
9,338,564        17,295,078


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                                    Series 11
Series 12         Series 14

---------------- ----------------  ----------------
           The  partnership (has recorded) or has not recorded
           capital  contributions  to  the  operating  limited
           partnerships  during the year ended March 31, 1999,
           w h ich  (have  not)  have  been  included  in  the
           partnerships'   capital  account  included  in  the
           operating     limited    partnerships'    financial
           statements as of December 31, 1998 (see note A).            (231,888)
(594,327)       (1,519,820)

           The  partnership  has recorded acquisition costs at
           March 31, 1999, which have not been recorded in the
           net  assets  of  the operating limited partnerships
           (see note A).                                               (519,482)
(315,858)       (1,085,641)

           Cumulative    losses    from   operating   limited
           partnerships  for  the three months ended March 31,
           1999, which the operating limited partnerships have
           not  included  in  their capital as of December 31,
           1998 due to different year ends (see note A).                721,702
613,706         1,737,409

           Equity   in   losses   from   operating   limited
           partnerships  not  recognizable  under  the  equity
           method of accounting (see note A).                        (1,785,325)
(1,222,852)       (1,938,826)

           The partnership has recorded low-income housing tax
           credit  adjusters not recorded by operating limited
           partnerships (see note A).                                   108,493
150,023           966,901

           Impairment  loss in investment in operating limited
           partnerships                                                  84,701
128,617               -

           Other
                                                                        225,168
28,485          (118,862)

---------------- ----------------  ----------------
           Equity per operating limited partnerships' combined
           financial statements                                $      7,422,413
$      8,126,358  $     15,336,239

================ ================  ================


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest at December 31, 1999 are as follows:

                                              COMBINED SUMMARIZED BALANCE SHEETS

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
                        ASSETS

           Buildings and improvements, net
                of accumulated depreciation     $   452,285,375   $
18,749,188   $    87,490,702   $   54,414,456
           Land                                      30,957,363
1,791,570         5,958,303        4,039,057
           Other assets                              41,372,429
1,653,700         7,512,050        6,445,292
                                                ----------------
----------------  ----------------  ---------------
                                                $   524,615,167   $
22,194,458   $   100,961,055    $  64,898,805
                                                ================
================  ================  ===============

                             LIABILITIES AND
                             PARTNERS' CAPITAL

           Mortgages and construction
                loans payable                   $   411,241,118   $
18,271,825   $    85,964,075    $  54,443,064
           Accounts payable and accrued
                expenses                             13,317,062
2,149,818         3,250,901          796,912
           Other liabilities                         27,655,035
1,071,141         6,052,766        2,386,415
                                                ----------------
----------------  ----------------  ---------------
                                                    452,213,215
21,492,784        95,267,742       57,626,391
                                                ----------------
----------------  ----------------  ---------------
           PARTNERS' CAPITAL

           Boston Capital Tax Credit
                Fund II Limited Partnership          32,957,804
(1,507,375)        4,262,783        5,420,176
           Other partners                            39,444,148
2,209,049         1,430,530        1,852,238
                                                ----------------
----------------  ----------------  ---------------
                                                     72,401,952
701,674         5,693,313        7,272,414
                                                ----------------
----------------  ----------------  ---------------

                                                $   524,615,167   $
22,194,458   $   100,961,055   $   64,898,805
                                                ================
================  ================  ===============


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through
           12, and hold an interest at December 31, 1999 are as follows:

                                                 COMBINED SUMMARIZED BALANCE
SHEETS - CONTINUED

                                                                   Series 11
Series 12         Series 14
                                                                ----------------
----------------  ----------------
                                ASSETS

           Buildings and improvements, net of
                accumulated depreciation                        $    54,813,826
$    80,567,962   $   156,249,241
           Land                                                       3,234,637
4,814,335        11,119,461
           Other assets                                               6,057,380
6,164,219        13,539,788
                                                                ----------------
----------------  ----------------
                                                                $    64,105,843
$    91,546,516   $   180,908,490

                   LIABILITIES AND PARTNERS' CAPITAL

           Mortgages and construction loans payable             $    51,129,417
$    66,189,703   $   135,243,034

           Accounts payable and accrued expenses                      1,692,807
1,658,205         3,768,419
           Other liabilities                                          2,686,127
5,630,995         9,827,591
                                                                ----------------
----------------  ----------------
                                                                     55,508,351
73,478,903       148,839,044
                                                                ----------------
----------------  ----------------

          PARTNERS' CAPITAL
           Boston Capital Tax Credit Fund II Limited
                Partnership                                           5,873,713
6,562,948        12,345,559
           Other partners                                             2,723,779
11,504,665        19,723,887
                                                                ----------------
----------------  ----------------
                                                                      8,597,492
18,067,613        32,069,446
                                                                ----------------
----------------  ----------------
                                                                $    64,105,843
$    91,546,516   $   180,908,490
                                                                ================
================  ================

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest at December 31, 1998 are as follows:

                                              COMBINED SUMMARIZED BALANCE SHEETS

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
                        ASSETS

           Buildings and improvements, net
                of accumulated depreciation     $   470,746,747   $
19,649,392   $    91,679,633   $   56,388,858

           Land                                      30,949,581
1,791,570         5,955,503        4,034,075
           Other assets                              39,468,908
1,670,285         6,865,208        6,366,201
                                                ----------------
----------------  ----------------  ---------------
                                                $   541,165,236   $
23,111,247    $  104,500,344    $  66,789,134
                                                ================
================  ================  ===============

                             LIABILITIES AND
                             PARTNERS' CAPITAL

           Mortgages and construction
                loans payable                   $   413,099,270   $
18,383,181   $    86,003,433   $   54,921,845
           Accounts payable and accrued
                expenses                             12,636,440
1,874,807         3,039,615          811,724
           Other liabilities                         27,904,011
1,054,659         6,268,182        2,496,822
                                                ----------------
----------------  ----------------  ---------------
                                                    453,639,721
21,312,647        95,311,230       58,230,391
                                                ----------------
----------------  ----------------  ---------------
           PARTNERS' CAPITAL
           Boston Capital Tax Credit
                Fund II Limited Partnership          43,716,434
(796,890)        7,209,455        6,418,859
           Other partners                            43,809,081
2,595,490         1,979,659        2,139,884
                                                ----------------
----------------  ----------------  ---------------
                                                     87,525,515
1,798,600         9,189,114        8,558,743
                                                ----------------
----------------  ----------------  ---------------
                                                $   541,165,236   $
23,111,247   $   104,500,344   $   66,789,134
                                                ================
================  ================  ===============


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest at December 31, 1998 are as follows:

                                                 COMBINED SUMMARIZED BALANCE
SHEETS - CONTINUED

                                                                    Series 11
Series 12         Series 14

----------------  ----------------  ----------------
                                 ASSETS

           Buildings and improvements, net of
                accumulated depreciation                         $    57,044,037
$    84,080,624   $   161,904,203
           Land                                                        3,234,637
4,814,335        11,119,461
           Other assets                                                6,145,603
5,917,871        12,503,740

----------------  ----------------  ----------------
                                                                 $    66,424,277
$    94,812,830   $   185,527,404

================  ================  ================

                  LIABILITIES AND PARTNERS' CAPITAL

           Mortgages and construction loans payable              $    51,523,462
$    66,652,443   $   135,614,906
           Accounts payable and accrued expenses                       1,651,786
1,879,191         3,379,317
           Other liabilities                                           2,635,157
5,668,309         9,780,882

----------------  ----------------  ----------------
                                                                      55,810,405
74,199,943       148,775,105

----------------  ----------------  ----------------
           PARTNERS' CAPITAL

           Boston Capital Tax Credit Fund II Limited
                Partnership                                            7,422,413
8,126,358        15,336,239
           Other partners                                              3,191,459
12,486,529        21,416,060

----------------  ----------------  ----------------
                                                                      10,613,872
20,612,887        36,752,299

----------------  ----------------  ----------------
                                                                 $    66,424,277
$    94,812,830   $   185,527,404

================  ================  ================


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

           The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1999 are as follows:

                                         COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                                 Year ended December 31, 1999

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
           Revenue
           Rental                               $    63,846,645   $
3,198,783   $    12,131,522   $    8,576,039
           Interest and other                         3,256,054
90,314           595,414          588,663
                                                ----------------
----------------  ----------------  ---------------
                                                     67,102,699
3,289,097        12,726,936        9,164,702
                                                ----------------
----------------  ----------------  ---------------
           Expenses
           Interest                                  22,777,050
1,400,516         4,378,013        2,576,127
           Depreciation and amortization             20,570,970
954,146         4,232,077        2,652,757
           Taxes and insurance                        7,937,475
392,109         1,686,843        1,188,822
           Repairs and maintenance                   10,436,830
542,954         2,022,076        1,397,153
           Operating expenses                        18,263,164
938,139         3,496,085        2,336,476
           Other expenses                             2,030,899
94,198           543,570          224,439
                                                ----------------
----------------  ----------------  ---------------
                                                     82,016,388
4,322,062        16,358,664       10,375,774
           NET LOSS                              $  (14,913,689)   $
(1,032,965)   $   (3,631,728)   $  (1,211,072)
                                                ================
================  ================  ===============
           Net loss allocated to Boston
                Capital Tax Credit Fund II
                Limited Partnership*             $  (10,992,706)   $
(710,486)   $   (2,939,972)   $    (993,555)
                                                ================
================  ================  ===============

           Net   loss  allocated  to  other
           partners                              $   (3,920,983)   $
(322,479)   $     (691,756)   $    (217,517)
                                                ================
================  ================  ===============

          *Amounts  include  $441,358, $1,352,460, $586,411, $864,736, $585,709 and $1,163,799 for Series 7, Series
           9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended
  December 31, 1999 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1999 are as follows:

                                    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
- CONTINUED

                                                  Year ended December 31, 1999

                                                                    Series 11
Series 12         Series 14

----------------  ----------------  ----------------
           Revenue
           Rental                                                $     8,024,284
$    10,580,662   $    21,335,355
           Interest and other                                            340,068
539,965         1,101,630

----------------  ----------------  ----------------
                                                                       8,364,352
11,120,627        22,436,985

----------------  ----------------  ----------------
           Expenses
           Interest                                                    2,726,935
3,852,134         7,843,325
           Depreciation and amortization                               2,727,085
3,417,859         6,587,046
           Taxes and insurance                                         1,026,793
1,254,098         2,388,810
           Repairs and maintenance                                     1,204,426
1,741,594         3,528,627
           Operating expenses                                          2,362,501
3,125,927         6,004,036
           Other expenses                                                145,807
324,495           698,390

----------------  ----------------  ----------------
                                                                      10,193,547
13,716,107        27,050,234

----------------  ----------------  ----------------
           NET LOSS                                               $
(1,829,195)   $   (2,595,480)   $   (4,613,249)

================  ================  ================
           Net loss allocated to Boston
                Capital Tax Credit Fund II
                Limited Partnership*                              $
(1,502,670)   $   (1,583,737)   $   (3,262,286)

================  ================  ================

           Net loss allocated to other partners                   $
(326,525)   $   (1,011,743)   $   (1,350,963)

================  ================  ================

         * Amounts  include  $441,358,  $1,352,460,  $586,411,  $864,736,
$585,709 and $1,163,799 for Series 7,
           Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

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

                                         COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                                 Year ended December 31, 1998

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
           Revenue
           Rental                               $    63,067,266   $
3,240,722   $    11,870,861   $    8,421,594
           Interest and other                         3,010,138
88,834           485,529          501,077
                                                ----------------
----------------  ----------------  ---------------
                                                     66,077,404
3,329,556        12,356,390        8,922,671
                                                ----------------
----------------  ----------------  ---------------

           Expenses
           Interest                                  23,361,238
1,390,973         4,500,805        2,634,032
           Depreciation and amortization             21,189,664
953,883         4,276,517        2,658,435
           Taxes and insurance                        8,011,780
376,056         1,624,176        1,196,074
           Repairs and maintenance                    9,864,025
536,549         1,742,286        1,359,913
           Operating expenses                        17,493,847
892,398         3,475,753        2,256,682
           Other expenses                             2,034,680
59,706           272,674          313,704
                                                ----------------
----------------  ----------------  ---------------
                                                     81,955,234
4,209,565        15,892,211       10,418,840
                                                ----------------
----------------  ----------------  ---------------
           NET LOSS                              $  (15,877,830)   $
(880,009)   $   (3,535,821)   $  (1,496,169)
                                                ================
================  ================  ===============
           Net loss allocated to Boston
                Capital Tax Credit Fund II
                Limited Partnership*             $  (11,656,960)   $
(574,528)   $   (2,694,524)   $  (1,470,493)
                                                ================
================  ================  ===============
           Net   loss  allocated  to  other
           partners                              $   (4,220,870)   $
(305,481)   $     (841,297)   $     (25,676)
                                                ================
================  ================  ===============

          *Amounts  include $318,868, $957,796, $572,903, $735,777, $568,414 and
$1,004,849 for Series 7, Series 9,
           Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

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

                                    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
- CONTINUED

                                                  Year ended December 31, 1998

                                                                    Series 11
Series 12         Series 14

----------------  ----------------  ----------------
           Revenue
           Rental                                                $     7,960,379
$    10,629,613   $    20,944,097
           Interest and other                                            352,770
493,222         1,088,706

----------------  ----------------  ----------------
                                                                       8,313,149
11,122,835        22,032,803
           Expenses
----------------  ----------------  ----------------
           Interest                                                    2,796,288
4,000,114         8,039,026
           Depreciation and amortization                               2,819,218
3,619,178         6,862,433
           Taxes and insurance                                         1,042,386
1,322,863         2,450,225
           Repairs and maintenance                                     1,265,737
1,649,934         3,309,606
           Operating expenses                                          2,229,347
2,926,005         5,713,662
           Other expenses                                                129,579
364,196           894,821

----------------  ----------------  ----------------
                                                                      10,282,555
13,882,290        27,269,773

----------------  ----------------  ----------------
           NET LOSS                                               $
(1,969,406)   $   (2,759,455)   $   (5,236,970)

================  ================  ================

           Net loss allocated to Boston
                Capital Tax Credit Fund II
                Limited Partnership*                              $
(1,666,938)   $   (1,690,694)   $   (3,559,783)

================  ================  ================
           Net loss allocated to other partners                   $
(302,468)   $   (1,068,761)   $   (1,677,187)

================  ================  ================

          *Amounts include $318,868, $957,796, $572,903, $735,777, $568,414 and
$1,004,849 for Series 7, Series 9, Series
           10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

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

                                         COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                                 Year ended December 31, 1997

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
           Revenue
           Rental                               $    60,866,377   $
3,005,781   $    11,454,200   $    8,322,402
           Interest and other                         3,044,223
127,508           894,873          450,055
                                                ----------------
----------------  ----------------  ---------------
                                                     63,910,600
3,133,289        12,349,073        8,772,457
           Expenses                             ----------------
----------------  ----------------  ---------------
           Interest                                  23,080,731
1,212,064         4,653,093        2,836,343
           Depreciation and amortization             21,881,301
1,006,534         4,392,318        2,876,203
           Taxes and insurance                        7,907,163
393,005         1,657,582        1,171,139
           Repairs and maintenance                    9,379,705
596,308         1,688,160        1,251,379
           Operating expenses                        17,506,671
981,168         3,281,675        2,311,856
           Other expenses                             1,645,450
58,827           395,456          185,945
                                                ----------------
----------------  ----------------  ---------------
                                                     81,401,021
4,247,906        16,068,284       10,632,865
                                                ----------------
----------------  ----------------  ---------------
           NET LOSS                              $  (17,490,421)   $
(1,114,617)   $   (3,719,211)   $  (1,860,408)
                                                ================
================  ================  ===============

           Net loss allocated to Boston
                Capital Tax Credit Fund II
                Limited Partnership*             $  (12,084,411)   $
(719,926)   $   (2,638,120)   $  (1,511,279)
                                                ================
================  ================  ===============
           Net   loss  allocated  to  other
           partners                              $   (5,406,010)   $
(394,691)   $   (1,081,091)   $    (349,129)
                                                ================
================  ================  ===============

          *Amounts  include  $433,884,  $938,335, $503,174, $560,616, $450,482
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

                                               March 31, 2000, 1999 and 1998

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

                                    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
- CONTINUED

                                                  Year ended December 31, 1997

                                                                    Series 11
Series 12         Series 14

----------------  ----------------  ----------------
           Revenue
           Rental                                                $     7,846,610
$     9,757,092   $    20,480,292
           Interest and other                                            359,822
418,119           793,846

----------------  ----------------  ----------------
                                                                       8,206,432
10,175,211        21,274,138

----------------  ----------------  ----------------
           Expenses
           Interest                                                    2,794,082
3,550,707         8,034,442
           Depreciation and amortization                               2,983,261
3,753,430         6,869,555
           Taxes and insurance                                         1,022,372
1,291,332         2,371,733
           Repairs and maintenance                                     1,204,789
1,499,444         3,139,625
           Operating expenses                                          2,175,920
2,925,854         5,830,198
           Other expenses                                                 87,129
298,739           619,354

----------------  ----------------  ----------------
                                                                      10,267,553
13,319,506        26,864,907

----------------  ----------------  ----------------
           NET LOSS                                               $
(2,061,121)   $   (3,144,295)   $   (5,590,769)

================  ================  ================
           Net loss allocated to Boston
                Capital Tax Credit Fund II
                Limited Partnership*                              $
(1,757,926)   $   (1,800,729)   $   (3,656,431)

================  ================  ================

           Net loss allocated to other partners                   $
(303,195)   $   (1,343,566)   $   (1,934,338)

================  ================  ================

          *Amounts  include  $433,884, $938,335, $503,174, $560,616, $450,482
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


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN

           For  income  tax  purposes, the partnership reports using a December
31 year end.  The partnership's net
           income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                                     Total           Series 7
Series 9         Series 10

                                                ----------------
----------------  ----------------  ---------------
           Net loss for financial reporting
                purposes, March 31, 2000         $   (8,607,586)   $
(396,634)   $   (2,174,379)   $    (776,221)

           Operating limited partnership
                rents received in advance                13,222
380              (957)           1,051

           Partnership management fees not
                recognized for tax purposes           2,509,932
113,148           575,784          355,512


           Other                                        119,001
237,110           139,223         (247,084)

           Operating limited partnership
                loss  not  allowed  for
                financial reporting
                under equity
                method of accounting                 (4,994,473)
(441,358)       (1,352,460)        (586,411)

           Impairment loss in investment in
                operating limited partnership               -                 -
-                -

           Excess of tax depreciation over
                book depreciation on
                operating limited partnership
                assets                               (2,255,516)
(324,971)         (351,493)        (183,982)

           Loss on disposal of investment in
                operating limited partnership               -                 -
-                -

           Difference due to fiscal year for
                book purposes and calendar

                year for tax purposes                    10,158
(443)           (2,664)           1,838
                                                ----------------
----------------  ----------------  ---------------
           Income (loss) for tax return
                purposes, December 31, 1999     $  (13,205,262)   $
(812,768)   $   (3,166,946)   $  (1,435,297)
                                                ================
================  ================  ===============


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN (Continued)

           For  income  tax  purposes, the partnership reports using a December
31 year end.  The partnership's net
           income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                                                   Series 11
Series 12         Series 14
                                                                ----------------
----------------  ----------------
           Net loss for financial reporting purposes,
                March 31, 2000                                   $     (962,203)
$   (1,426,828)   $   (2,871,321)

           Operating limited partnership rents received in
                advance                                                     -
5,206             7,542

           Partnership management fees not recognized
                for tax purposes                                        325,680
383,268           756,540


           Other                                                        162,143
(86,345)          (86,046)

           Operating limited partnership loss not allowed
                for financial reporting under equity method
                of accounting                                          (864,736)
(585,709)       (1,163,799)

           Impairment loss in investment in operating
                limited partnership                                         -
-                 -

           Excess of tax depreciation over book depreciation
                on operating limited partnership assets                (179,775)
(349,598)         (865,697)

           Loss on disposal of investment in operating
                limited partnership                                         -
-                 -

           Difference due to fiscal year for book purposes
                and calendar year for tax purposes                         (739)
2,642             9,524
                                                                ----------------
----------------  ----------------
           Income (loss) for tax return purposes,
                December 31, 1999                               $   (1,519,630)
$   (2,057,364)   $   (4,213,257)
                                                               ================
================  ================

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN (Continued)

           For  income  tax  purposes, the partnership reports using a December
31 year end.  The partnership's net
           income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
           Net loss for financial reporting
                purposes, March 31, 1999         $  (10,565,579)   $
(639,464)   $   (2,329,262)   $  (1,268,154)

           Operating limited partnership
                rents received in advance               (11,787)
693            (5,610)              38

           Partnership management fees not
                recognized for tax purposes           2,509,932
113,148           575,784          355,512


           Other                                       (203,938)
31,050          (205,861)         (44,702)

           Operating limited partnership
               loss not allowed for financial
                reporting under equity
                method of accounting                 (4,158,607)
(318,868)         (957,796)        (572,903)

           Impairment loss in investment in
                operating limited partnership           468,736          255,418
-                -

           Excess of tax depreciation over
                book depreciation on
                operating limited partnership
                assets                               (1,917,992)
(331,770)         (357,918)        (139,023)

           Loss on disposal of investment in
                operating limited partnership           235,446                -
-           235,446

           Difference due to fiscal year for
                book purposes and calendar
                year for tax purposes                   (46,980)           1,196
3,813            (7,234)
                                                ----------------
----------------  ----------------  ---------------
           Income (loss) for tax return
                purposes, December 31, 1998     $  (13,690,769)   $
(888,597)   $   (3,276,850)   $  (1,441,020)
                                                ================
================  ================  ===============


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN (Continued)

           For  income  tax  purposes, the partnership reports using a December
31 year end.  The partnership's net
           income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

                                                                   Series 11
Series 12         Series 14
                                                                ----------------
----------------  ----------------
           Net loss for financial reporting purposes,
                March 31, 1999                                   $   (1,345,304)
$   (1,658,567)   $   (3,324,828)

           Operating limited partnership rents received in
                advance                                                     -
107            (7,015)

           Partnership management fees not recognized
                for tax purposes                                        325,680
383,268           756,540

           Other                                                        190,235
108,251          (282,911)

           Operating limited partnership loss not allowed
                for financial reporting under equity method
                of accounting                                          (735,777)
(568,414)       (1,004,849)

           Impairment loss in investment in operating
                limited partnership                                      84,701
128,617             -

           Excess of tax depreciation over book depreciation
                on operating limited partnership assets                (142,108)
(315,656)          (631,517)

           Loss on disposal of investment in operating
                limited partnership                                       -
-                 -

           Difference due to fiscal year for book purposes
                and calendar year for tax purposes                       (2,942)
(4,753)           (37,060)
                                                                ----------------
----------------  ----------------
           Income (loss) for tax return purposes,
                December 31, 1998                               $
(1,625,515)   $   (1,927,147)   $   (4,531,640)
                                                                ================
================  ================

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN (Continued)

           For  income  tax  purposes, the partnership reports using a December
31 year end.  The partnership's net
           income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 is reconciled as follows:

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
           Net loss for financial reporting
                purposes, March 31, 1998         $  (11,313,561)   $
(421,474)   $   (2,299,343)   $  (1,391,350)

           Operating limited partnership
                rents received in advance                 8,213
(2,682)            9,078           (1,127)

           Partnership management fees not
                recognized for tax purposes           2,509,932
113,148           575,784          355,512


           Other                                       (802,323)
187,685          (250,638)         (25,546)

           Operating limited partnership
                loss  not  allowed
                for financial
                reporting under equity
                method of accounting                 (3,510,977)
(433,884)         (938,335)        (503,174)

           Excess of tax depreciation over
                book depreciation on
                operating limited partnership
                assets                               (1,880,059)
(260,145)         (342,599)        (126,715)

           Difference due to fiscal year for
                book purposes and calendar
                year for tax purposes                    28,560             (84)
5,231            5,525
                                                ----------------
----------------  ----------------  ---------------
           Income (loss) for tax return
                purposes, December 31, 1997     $  (14,960,215)   $
(817,436)   $   (3,240,822)   $  (1,686,875)
                                                ================
================  ================  ===============

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                         TAX RETURN (Continued)

           For  income  tax  purposes, the partnership reports using a December
31 year end.  The partnership's net
           income  (loss)  for  financial  reporting  and  tax return purposes for the year ended March 31, 1998 is
           reconciled as follows:
                                                                   Series 11
Series 12         Series 14
                                                                ----------------
----------------  ----------------
           Net loss for financial reporting purposes,
                March 31, 1998                                   $   (1,549,286)
$   (1,794,581)   $   (3,857,527)

           Operating limited partnership rents received in
                advance                                                    (138)
(1,742)            4,824

           Partnership management fees not recognized
                for tax purposes                                        325,680
383,268           756,540

           Other                                                         50,360
(164,594)         (599,590)

           Operating limited partnership loss not allowed
                for financial reporting under equity method
                of accounting                                          (560,616)
(450,482)         (624,486)

           Excess of tax depreciation over book depreciation
                on operating limited partnership assets                (162,458)
(393,680)         (594,462)

           Difference due to fiscal year for book purposes
                and calendar year for tax purposes                         (768)
1,677            16,979
                                                                ----------------
----------------  ----------------
           Income (loss) for tax return purposes,
                December 31, 1997                               $   (1,897,226)
$   (2,420,134)   $   (4,897,722)
                                                                ================
================  ================

                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN (Continued)

           The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ----------------  ---------------
           Investment in operating limited
                partnerships - tax return
                December 31, 1999               $    27,576,669   $
2,026,937   $     1,807,385   $    4,107,094

           Add back losses not recognized
                under the equity method              18,726,465
3,614,255         5,278,123        2,282,383


           Historic tax credits                       5,105,527
1,819,802           240,250              -

           Impairment loss in investment in
               operating limited partnerships        (5,239,726)
(255,418)       (1,134,799)        (776,692)

           Less share of loss - three months
                ended March 31, 2000                   (338,384)
(125,066)              -                -

          Impairment loss not recognized
                for tax purposes                     (6,953,234)
(2,873,020)       (1,031,360)             -

           Other                                      7,759,556
(3,502,370)        2,332,135        1,272,332
                                                ----------------
----------------  ----------------  ---------------
           Investment in operating limited
                partnerships - as reported,
                March 31, 2000                  $    46,636,873   $
705,120   $     7,491,734   $    6,885,117
                                                ================
================  ================  ===============


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                         TAX RETURN (Continued)

           The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                                                                    Series 11
Series 12         Series 14

----------------  ----------------  ----------------
           Investment in operating limited partnerships - tax
                return December 31, 1999                         $     4,741,480
$     4,980,622   $     9,913,151

           Add back losses not recognized under the equity
                method                                                 2,650,051
1,808,561         3,093,092


           Historic tax credits                                        1,281,688
-           1,763,787

           Impairment loss in investment in operating limited
                partnerships
(721,702)         (613,706)       (1,737,409)

           Less share of loss - three months ended
                March 31, 2000
(84,701)         (128,617)              -


           Impairment loss not recognized for tax purposes                   -
-          (3,048,854)

          Other                                                         231,067
2,249,528         5,176,864

----------------  ----------------  ----------------
           Investment in operating limited partnerships - as
                reported, March 31, 2000                         $     8,097,883
$     8,296,388   $    15,160,631

================  ================  ================


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                              Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN (Continued)

           The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                     Total           Series 7
Series 9         Series 10
                                                ----------------
----------------  ---------------- ---------------
           Investment in operating limited
                partnerships - tax return
                December 31, 1998               $    40,781,686   $
2,824,905   $     4,959,720   $    5,537,169

           Add back losses not recognized
                under the equity method              13,755,561
3,172,897         3,925,663        1,709,998


           Historic tax credits                       5,105,527
1,819,802           240,250              -

           Impairment loss in investment in
                 operating   limited
           partnerships                              (5,239,726)
(255,418)       (1,134,799)        (776,692)

           Less share of loss - three months
                ended March 31, 1999                   (338,384)
(125,066)              -                -

           Impairment loss not recognized
                for tax purposes                     (6,953,234)
(2,873,020)       (1,031,360)             -
           Other                                      5,705,186
(3,589,852)        2,124,256          835,477
                                                ----------------
----------------  ---------------- ---------------
           Investment in operating limited
                partnerships - as reported,
                March 31, 1999                  $    52,816,616   $
974,248   $     9,083,730   $    7,305,952
                                                ================
================  ================ ===============


                                   Boston Capital Tax Credit Fund II Limited
Partnership
                                               Series 7, 9 through 12, and 14

                                         NOTES TO FINANCIAL STATEMENTS -
CONTINUED

                                               March 31, 2000, 1999 and 1998

       NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME
                TAX RETURN (Continued)

           The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31,
           1999, the differences are as follows:

                                                                    Series 11
Series 12         Series 14

----------------  ----------------  ----------------
           Investment in operating limited partnerships - tax
                return December 31, 1998                         $     6,303,415
$     7,004,941   $    14,151,536

           Add back losses not recognized under the equity
                method                                                 1,785,325
1,222,852         1,938,826

           Historic tax credits                                        1,281,688
-           1,763,787

           Impairment loss in investment in operating limited
                partnerships
(721,702)         (613,706)       (1,737,409)

           Less share of loss - three months ended
                March 31, 1999
(84,701)         (128,617)              -

             Impairment loss not recognized for tax purposes                   -
-        (3,048,854)

           Other                                                         255,019
1,853,094         4,227,192

----------------  ----------------  ----------------
           Investment in operating limited partnerships - as
                reported, March 31, 1999                         $     8,819,044
$     9,338,564    $   17,295,078

================  ================  ================

            Boston Capital Tax Credit Fund II Limited Partnership
                       Series 7, 9 through 12, and 14

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

  NOTE E - CASH EQUIVALENTS

  Cash equivalents of $898,218 and $527,993 as of March 31, 2000 and 1999, respectively, include tax-exempt sweep accounts, certificates of deposit, and money market accounts with interest at rates ranging 2.25% to 5.3% per annum.

  NOTE F - NOTES RECEIVABLE

  Notes receivable at March 31, 2000 and 1999 consist of advance installments of capital contributions and/or advances made to operating limited partnerships of $543,584. The notes are noninterest bearing and due on demand. The carrying value of the notes receivable approximates fair value.

  NOTE G - INVESTMENTS HELD TO MATURITY

  Investments held to maturity at March 31, 2000 and 1999 consist of certificates of deposit totaling $611,093 and $1,062,515, respectively. The certificates of deposit relating to each year mature within the next 12 months with interest rates ranging from 4.80% to 5.65% per annum. Proceeds from redemptions of investments during the year ended March 31, 2000 were $501,691.

  NOTE H - CONTINGENCY

  Woodfield Commons, an operating limited partnership, is in receipt of a 60-Day letter issued by the IRS stating that the operating partnership has not met certain IRC Section 42 requirements. The finding was the result of an IRS audit of the operating partnership's tenant files. The IRS has proposed an adjustment that would disallow the operating partnership from utilizing certain past or future credits. The Operating General Partner and its Counsel are in the process of filing an appeal to the  finding of
  the IRS, and do not anticipate  an outcome that  will have a material effect
  on  the financial   statements.     Accordingly,   no
adjustment  has  been
  made in accompanying financial statements.

To the Partners
Deer Hill II Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Deer Hill II Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Hill II Limited Partnership as of December31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000 on our consideration of Deer Hill II Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations contracts and grants




To the Partners
King City Elderly Housing Associates
(a California Limited Partnership)
Salinas. California


I have audited the accompanying balance sheets of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations, changes in partner's equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the partners
Metropole Apartments Associates, Ltd.
Boston, Massachusetts


We have audited the accompanying Balance Sheets of Metropole Apartments Associates, Ltd. (a Florida Limited partnership), as of December 31, 1999 and 1998, and the related Statements of Operations, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Metropole Apartments Associates, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropole Apartments Associates, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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





To the Partners of
Oakview Limited (A Limited Partnership)
Corunna, Indiana

We have audited the accompanying balance sheets of Oakview Limited (A Limited Partnership) as of December31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2000 on our consideration of Oakview Limited's internal control structure and a report dated January 31, 2000 on its compliance with laws and regulations.




To the Partners
Westwood Square Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Westwood Square Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Square Limited Partnership as of December31, 1999 and
1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000 on our consideration of Westwood Square Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.





To the partners of
Beaver Brook Housing Associates Limited partnership



Independent Auditors' Report



We have audited the accompanying balance sheets of Beaver Brook Housing Associates (a Limited partnership) (Case No 34-06-020424443) as of December 31, 1999 and 1998 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaver Brook Housing Associates (a Limited partnership) at December 31, 1999 and 1998 and the results of its operations, its partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 20, 2000 on our consideration of Beaver Brook Housing Associates' internal control over financial reporting and our tests of its compliance with laws and regulations.



To the Partners of
Brooklyn Limited (An Indiana
Limited Partnership)

Corunna, Indiana

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standard, we have also issued a report dated January 31, 2000 on our consideration of Brooklyn Limited's internal control structure and a report dated January 31, 2000 on its compliance with laws and regulations.




To the Partners
Corinth Housing Redevelopment Company

We have audited the accompanying balance sheets of Corinth Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corinth Housing Redevelopment Company as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of the Corinth Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.




To the Partners
Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments


We have audited the accompanying balance sheet of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments (a partnership) Project #26-078-382856293 as of December 31, 1999 and 1998 and related statement of operations, partners equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments Project #26-078-382856293 as of December31, 1999 and 1998, and its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2000, on our consideration of Fawn River Apartment Company Limited Partnership d/b/a Fawn River

Apartments Project ~26-078-382856293 internal control and a report dated January 26, 2000, on its compliance with laws and regulations applicable to the financial statements.


To the Partners
Fountain Green Apartments1 Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., USDA, Rural Development Project No: 09-46-592948719, as of December 31, 1999 and 1998, and the related statements of operations1 partners' deficit and cash flows for
the years then ended.     These financial statements are the
responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
Glennwood Hotel Investors
(A California Limited Partnership)
Sacramento, California

We have audited the accompanying balance sheets of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennwood Hotel Investors (A California Limited Partnership) as of December 3 1, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





To the Partners
Greenwich Housing Redevelopment Company

We have audited the accompanying balance sheets of Greenwich Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwich Housing Redevelopment Company as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Greenwich Housing Redevelopment Company's internal control structure and it's compliance with laws and regulations.



To the Partners
Grifton Housing Associates
Charlotte, North Carolina


We have audited the accompanying balance sheets of Grifton Housing Associates (a North Carolina limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grifton Housing Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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





To the Partners
Haines City Apartments, Ltd.

We have audited the accompanying basic financial statements of Haines City Apartments, Ltd., as of and for the years ended December 31, 1999 and 1998, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Haines City Apartments, Ltd. as of December31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conform iry with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11,2000 on our consideration of Haines City Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 9 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information ~ pages 9 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.





To the Partners
Kristin Park Apartments, Ltd.
and USDA Rural Development

We have audited the accompanying balance sheets of Kristin Park Apartments. Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations. partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Kristin Park Apartments. Ltd. as of December 31,1999 and 1998, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 2000, on our consideration of Kristin Park Apartments. Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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



To the Partners
Maywood Associates, Ltd.
(A California Limited partnership)
Cheyenne, WY


I have audited the accompanying balance sheets of Maywood
Associates  (A California Limited partnership), USDA Rural
Development Case No. 04-052-680184284, as of December 3), 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Maywood Associates    (A California Limited Partnership) as of
December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 23, 2000 on my consideration of Maywood Associates' internal control structure and a report dated March 23, 2000 on its compliance with laws and regulations.

To the Partners of
Pedcor Investments - 1989 - VIII, L.P.
(An Indiana Limited partnership)


We have audited the accompanying balance sheet of Pedcor Investments - 1989 - VIII, L.P. (an Indiana Limited partnership) as of December 31, 1999, and the related statements of profit and loss and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1989 - VIII, L.P. as of December 31, 1999, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000, on our consideration of the Partnership's internal controls and a report dated January
21, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


To the Partners of
Quail Hollow Associates
(A North Carolina Limited partnership)


We have audited the accompanying balance sheets of Quail Hollow Associates (a North Carolina Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the
responsibility of the Partnership's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quail Hollow Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2000, on our consideration of the Partnership's internal controls and a report dated January
28, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation co the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Quail Hollow Associates and for filing with RD and should not be used for any other purpose.


To the Partners
Raitt Street Apartments, A California Limited Partnership
(714) 437-1025 FAX (714) 957-1678


I have audited the accompanying balance sheets of Raitt Street Apartments, A California Limited Partnership, as of December 31,1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
South Paris Heights Associates
(A Limited Partnership)


We have audited the accompanying balance sheets of South Paris Heights Associates (A Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Paris Heights Associates (A Limited Partnership) at
December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 7, 2000 on our consideration of the internal control over financial reporting of South Paris Heights Associates (A Limited Partnership) and our tests of its compliance with certain provisions of laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented solely for the use of the U.S. Department of Agriculture - Rural Development and is not a required part of the basic financial statements. Part I of the Multiple Family Housing Borrower Balance Sheet, Form RD 1930-8, including the related supplement, and Column 2 (Actual), Parts 1,11 and III of the Multiple Family Housing Project Budget, Form RD 1930- 7, have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole. We have not audited Parts IV, V and VI, and Columns 1 and 3 (Current Budget and Proposed Budget) of Parts I, TI and III of Form RD 1930-7, and, accordingly, express no opinion thereon.

To the Partners
Springfield Housing Associates, L.P.
Springfield, Illinois

We have audited the accompanying balance sheet of Springfield Housing Associates, L.P., (a limited partnership), as of December 31, 1999 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Housing Associates, L.P., (a limited partnership) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

To the Partners
Tappahannock Greens Limited Partnership

I have audited the accompanying balance sheets of Tappahannock Greens Limited Partnerships of December31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tappahannock Greens Limited Partnership as of December 3l, 1999 and 1998, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Tappahannock Greens Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.



To the Partners
Village Oaks Apartments II, Ltd.
Panama City, Florida


We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., USDA, Rural Development Project No: 09-061-0592884971, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on a test
basis, evidence supporting the amounts and disclosures in the financial' statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Oaks Apartments II, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Westwood Square Limited Partnership
Greensboro, North Carolina

We have audited the accompanying balance sheets of Westwood Square Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership1s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


To the Partners
Wilmington Housing Redevelopment Company

We have audited the accompanying balance sheets of Wilmington Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilmington Housing Redevelopment Company as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Wilmington Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.


To the Partners
Housing Investors, Athens II, LTD.
Decatur, Alabama

We have audited the accompanying balance sheet of Housing Investors Athens II, Ltd. (a partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Investors Athens II, Ltd., as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2000 on our consideration of the Housing Investors Athens II, Ltd.'s internal control and tests of its compliance with certain provisions of laws, regulations, contracts and grants.

As discussed in Note 11 to the financial statements the partnership changed its method of computing depreciation for financial statement purposes in order to conform to generally accepted accounting principles.




To the Partners
Maidu Properties
(A California Limited Partnership)
Rocklin, California


I have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining1 on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 1999 and 1998, on pages 12 and 13, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners of
Pedcor Investments - 1989 - X, L.P.
(An Indiana Limited Partnership)


We have audited the accompanying balance sheet of Pedcor Investments - 1989 - X, L.P. (an Indiana Limited Partnership) as of December 31, 1999, and the related statements of profit and loss and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1989 - X, L.P. as of December 31, 1999, and the results of its Operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000, on our consideration of the Partnership's internal controls and a report dated January
21, 2000, on its compliance with laws and regulations

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




To the Partners of South Farm Limited Partnership
(A Rhode Island Limited Partnership)


We have audited the accompanying balance sheets of South Farm Limited Partnership (A Rhode Island Limited Partnership), FHA Project Number RI43-H023-065, as of March 31, 2000 and 1999, and the related statements of profit and loss, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's
management.   Our responsibility is to express an opinion on
these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Farm Limited Partnership (A Rhode Island Limited Partnership), FHA Project Number R143-H023-065, as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated May 10, 2000 on our consideration of internal controls over financial reporting of South Farm Limited Partnership (A Rhode Island Limited Partnership) and on our tests of its compliance with certain provisions of laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 18 - 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership, but is supplementary information required by the Rhode Island Housing and Mortgage Finance Corporation (RIHMFC). Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




To the Partners
Academy Hill Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Academy Hill Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Academy Hill Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000 on our consideration of Academy Hill Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.





To the Partners of
Aspen Square. L.P.
Tazewell, Virginia

I have audited the accompanying balance sheets of Aspen Square, L.P., as of December 31, 1999 and 1998, and the related statements of operations partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Square, L.P., as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners
Buckeye Senior, Ltd.
and USDA Rural Development

We have audited the accompanying balance sheets of Buckeye Senior, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Senior, Ltd. as of December 31,1999 and 1998, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 2000, on our consideration of Buckeye Senior, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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





To the Partners of
Copper Creek, L.P.

I have audited the accompanying balance sheets of Copper Creek. L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership1s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and si2nificant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Creek, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Coronado Housing Limited Partnership

We have audited the accompanying balance sheets of Coronado Housing Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Housing Limited Partnership as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners
Hilltop Apartments Limited Partnership
and USDA Rural Development

We have audited the accompanying balance sheet of Hilltop Apartments Limited Partnership as of December 31, 1999, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements Hilltop Apartments Limited Partnership as of December 31, 1998, were audited by another auditor whose report dated March 3, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Apartments, Limited Partnership as of December 31,1999, and the results of its operations and the changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2000, on our consideration of Hilltop Apartments, Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Hilltop Apartments, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.






Partners
Ivan Woods Limited Partnership
Okemos, Michigan


Independent Auditor's Report

We have audited the accompanying balance sheets of Ivan Woods Limited Partnership as of December 31, 1999 and 1998, and the related statements of revenue, expenses and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivan Woods Limited Partnership as of December 31, 1999 and 1998, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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





The Partners
Licking Associates II, L.P.
Licking, Missouri

We have audited the accompanying balance sheets of Licking Associates II, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining. on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates II, L.P. as of December31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


To the Partners
London Arms/Lyn Mar Limited Partnership
Boston, Massachusetts



INDEPENDENT AUDITORS' REPORT



We have audited the accompanying Balance Sheets of London Arms/Lyn Mar, Ltd. (a Florida Limited Partnership), as of December 31, 1999 and 1998, and the related Statements of Operations, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of London Arms/Lyn Mar Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred all material respects, the financial position of Partnership as of December 31, 1999 and 1998, operations, the changes in partners' equity and cash ended in conformity with generally accepted accounting to above present fairly, in London Arms/Lyn Mar Limited and the results of its flows for the years then principles.

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



To the Partners of
Sierra Springs, L.P.

I have audited the accompanying balance sheets of Sierra Springs, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards, Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Springs, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole, The supplemental information on pages 1-17 and 1-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners
South Fork Heights Limited Partnership


We have audited the accompanying balance sheets of South Fork Heights Limited Partnership (a Colorado limited partnership), as of December 31, 1999 and 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 17, 2000 on our consideration of South Fork Heights Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (USDA Form RD 1930-8) and Parts I through III of the Project Budget (USDA Form RD 1930-7) for year ended December 31, 1999, is presented for purposes of complying with the requirements of the United States Department of Agriculture and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners
Wildridge Apartments, Ltd. Panama City, Florida

We have audited the accompanying balance sheets of Wildridge Apartments, Ltd., USDA, Rural Development Project No: 11-51-592863964, as of December 31, 1999 and 1998, and the related statements of operations1 partners' deficit and cash flows for
the years  then  ended.     These financial statements are the
responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildridge Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Brandywood Limited Partnership
Madison, Wisconsin


We have audited the balance sheets of Brandywood Limited
Partnership WHEDA Project No. 011/001136 as of December 31, 1999 and 1998, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywood Limited Partnership as of December 31,1999 and 1998, and the results of its operations changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



To the Partners of
Briarwick Apartments, Ltd.

We have audited the accompanying balance sheets of Briarwick Apartments, Ltd. (a Kentucky limited partnership) as of December 31, 1999, 1998, and 1997, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwick Apartments, Ltd. as of December31, 1999, 1998, and 1997, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 3, 2000, on our consideration of Briarwick Apartments, Ltd.'s internal control over financial reporting and tests of its compliance with certain provisions of laws and regulations.


To the Partners of
Bucksport Park Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Bucksport Park Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations1 changes in partners' equity (deficit, and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bucksport Park Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the
basic financial statements.   Such information has been subjected
to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners of
Cananche Creek, L.P.

I have audited the accompanying balance sheets of Cananche Creek.
L.P., as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. NW responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cananche Creek, L.P., as of December 31,1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole The supplemental information on page 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners of
Clymer House Associates
(A Pennsylvania Limited partnership)



We have audited the accompanying balance sheets of Clymer House Associates (a Pennsylvania Limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clymer House Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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


To the Partners of
Cornish Park Associates
(A Maine Limited Partnership)



We have audited the accompanying balance sheets of Cornish Park Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornish Park Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners
Franklin II Limited Partnership

I have audited the accompanying balance sheet of Franklin II Limited Partnership, RHS Project No.: 55-009-541462949, as of December 31, 1999 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Franklin II Limited Partnership as of December 31, 1998 were audited by other auditors whose report on those financial statements, dated February 20, 1999, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin II Limited Partnership, RHS Project No.: 55-009-
541462949, as of December 31, 1999, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued reports dated January 14, 2000 on my consideration of Franklin II Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements.



To the Partners
Hunters Park Limited Partnership

We have audited the accompanying balance sheets of Hunters Park Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Hunters Park Limited Partnership management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunters Park Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000 on our consideration of Hunters Park Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 12, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


To the Partners
Lakeridge Apartments of Eufaula, Ltd.
Panama City, Florida


We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., USDA, Rural Development Project No:
01-0030592933800, as of December 31, 1999 and 1998, and the
related statements of operations, partners' deficit and cash
flows for the years then ended.     These financial statements
are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. A audit includes examining, on a test basis,' evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Los Caballos II, Ltd.
and USDA Rural Development

We have audited the accompanying balance sheets of Los Caballos II, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects,' the financial position of Los Caballos II, Ltd. as of December 31,1999 and 1998, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 2000, on our consideration of Los Caballos II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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



To the Partners of
Nanty Glo House Associates
(A Pennsylvania Limited Partnership)


We have audited the accompanying balance sheets of Nanty Glo House Associates (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the
responsibility of the Partnership's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanty Glo House Associates as of December 31. 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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


To the Partners
Nye County Associates
(A California Limited Partnership)
Cheyenne, WY


I have audited the accompanying balance sheets of Nye County Associates (A California Limited Partnership), USDA Rural Development Case No. 33-019-680192750, as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nye
County Associates   (A California Limited Partnership) as of
December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 23, 2000 on my consideration of Nye County Associates' internal control structure and a report dated March 23, 2000 on its compliance with laws and regulations.


The Partners
Scott City Associates III, L.P.
Scott City, Missouri

We have audited the accompanying balance sheets of Scott City Associates Ill, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scoff City Associates HI, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners of
Shawnee Ridge, L.P.

I have audited the accompanying balance sheets of Shawnee Ridge, L.P. as of December 3 1, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shawnee Ridge, L.P. as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners
Union Baptist Plaza, Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheets of UNION BAPTIST PLAZA, LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a te5t basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above p resent fairly, in all material respects, the financial position of Union Baptist Plaza, Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


To the Partners
Villas of Lakeridge, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., USDA, Rural Development Project No: 01-0030592930819, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for
the years  then  ended.     These financial statements are the
responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villas of Lakeridge, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project No.: 48-091-621385326, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project
No.: 48-091-621385326, as of December 31, 1999 and 1998, and the
results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2000 on our consideration of Waynesboro Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.


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




To the Partners
Amherst Limited Partnership

I have audited the accompanying balance sheet of Amherst Limited Partnership, RHS Project No.: 54-007-541486870, as of December 3l, 1999 and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Amherst Limited Partnership as of December 31, 1998 were audited by other auditors whose report on those financial statements, dated February 20, 1999, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amherst Limited Partnership, RHS Project No.: 54-007-541486870, as of December 31, 1999, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued reports dated January 14, 2000 on my consideration of Amherst Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements.


To the Partners
Beckwood Manor Six Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Six Limited Partnership, RD Project No. 03-048-0710677265 (the Partnership), as of December 31, 1999 and 1998, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Six Limited Partnership as of December 31, 1999 and 1998, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued our report dated March 2, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


To the Partners of
Bethel Park Associates
(A Maine Limited Partnership)



We have audited the accompanying balance sheets of Bethel Park Associates (a Maine Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the
years then ended.   These financial statements are the
responsibility of the Partnership's management.   Our
responsibility is to express an opinion on these financial statements based on our audits

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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


To the Partners
Brantwood Lane Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of Brantwood Lane
Limited Partnership (a Georgia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantwood Lane Limited Partnership as of December 31, 1999 and
1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


To The Partners
Breckenridge Apartments, Limited Partnership


We have audited the accompanying balance sheets of Breckenridge Apartments, Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breckenridge Apartments, Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of Breckenridge Apartments, Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.


To the Partners
Bridge Coalition Limited Partnership
New York, New York


We have audited the accompanying balance sheet of Bridge Coalition Limited Partnership as of December 31, 1999 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridge Coalition Limited Partnership as of December 31, 1999 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



To the Partners
Carriage Run Limited Partnership

I have audited the accompanying balance sheets of Carriage Run Limited Partnership, as of December 31, 1999 and 1998 and the related statements of income, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carriage Run Limited Partnership, as of December 31, 1999 and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 10, 2000 on my consideration of Carriage Run Limited Partnership's internal control and on its compliance with laws and regulations.

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



To the Partners
Cedarwood Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Cedarwood Apartments Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarwood Apartments Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2000 on our consideration of Cedarwood Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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




To the Partners of
Chaparral Associates:

I have audited the balance sheets of Chaparral Associates, a Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting' the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my reports dated February 14, 2000 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

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



To the Partners
College Greene Rental Associates, L.P.



We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (a Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



To The Partners
Devenwood Apartments, A Limited Partnership


We have audited the accompanying balance sheets of Devenwood Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devenwood Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of Devenwood Apartments, A Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.



To the Partners
Franklin Vista lll, Ltd.
and USDA Rural Developement

We have audited the accompanying balance sheets of Franklin Vista lll, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista Ill, Ltd. as of December 31,1999 and 1998, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2000, on our consideration of Franklin Vista Ill, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Franklin Vista Ill, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


To the Partners,
Friendship Village Limited Partnership
Bethesda, Maryland


We have audited the accompanying balance sheets of Friendship Village Limited Partnership as of December31, 1999 and 1998, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of A2riculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendship Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes, in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 25, 2000 on our consideration of Friendship Village Limited Partnership's internal control and on its compliance with laws and regulations.



To the Partners
HUGHES SPRINGS SENIORS APARTMENTS, LTD.


We have audited the accompanying balance sheets of HUGHES SPRINGS SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-034-721156758 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUGHES SPRINGS SENIORS APARTMENTS, LTD. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2000 on our consideration of HUGHES SPRINGS SENIORS APARTMENTS, LTD.'s internal control and a report dated February 14, 2000 on its compliance with laws and regulations applicable to the financial statements.



To the Partners
La Gema Del Barrio, A California Limited Partnership




I have audited the accompanying balance sheets of La Gema Del Barrio, A California Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of La Gema Del Barrio, A California Limited Partnership as of December 31,1999 and 1998, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Lakeview Meadows Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheet of Lakeview Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 874, as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000, on our consideration of the Partnership's internal controls and on its compliance with laws and regulations.



To the Partners
Montague Place Limited Partnership
Lansing, Michigan


We have audited the accompanying balance sheets of Montague Place Limited Partnership as of December 31,1999 and 1998, and the related statements of net loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montague Place Limited Partnership as of December 31, 1999 and
1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2000 on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.


To the Partners of
Navapai Associates:

I have audited the balance sheets of Navapai Associates, a Limited Partnership (the "partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my reports dated February 14, 2000 on my consideration of the Partnership's internal control and on its compliance with laws and regulations.

The accompanying supplementary information (beginning on page.
10) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners
One Northridge Limited Partnership


We have audited the accompanying balance sheet of One Northridge Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Northridge Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


To the Partners
Pine Ridge Elderly Apartments Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners of
Pittsfield Park Associates
(A Maine Limited Partnership)


We have audited the accompanying balance sheets of Pittsfield Park Associates (a Maine Limited Partnership) as of December 21, 1999 and 1998, and the related statements of operations1 changes in partners equity (deficit), and cash flows for the years then
ended.   These financial statements are the responsibility of the
Partnership's management.   Our responsibility is to express an
opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsfield Park Associates as of December 21, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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


To the Partners
Schroon Lake Housing Redevelopment Company

We have audited the accompanying balance sheets of Schroon Lake Housing Redevelopment Company as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schroon Lake Housing Redevelopment Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 2000, on our consideration of Schroon Lake Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.



To the Partners
Stanardsville Village Limited Partnership
RHS No.5448-541523939
North Main Street
Stanardsville, Virginia 22973


We have audited the accompanying balance sheets of Stanardsville
Village Limited Partnership, RHS No.54-48-541523939 as of
December 31,1999 and 1998, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanardsville Village Limited Partnership, RHS No.5448-
541523939 as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners of
Tyrone House Associates
(A Pennsylvania Limited Partnership)


We have audited the accompanying balance sheets of Tyrone House Associates (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the
responsibility of the Partnership's management.   Our
responsibility is to express an opinion on these financial statements based on our audits

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyrone House Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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


To the Partners of
Village Terrace Limited Partnership
(A North Carolina Limited Partnership)


We have audited the accompanying balance sheets of Village Terrace Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit)
and cash flows for the years then ended.    These financial
statements are the responsibility of the Partnership1s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted
auditing standards.   Those standards require that we plan and
perform the audits to obtain reasonable assurance about whether
the financial statements are free of material misstatement.    An
audit includes examining, on a test basis, evidence supporting
the amounts and disclosures in the financial statements.    An
audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating
the overall financial statement presentation.   We believe that
our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Terrace Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
Victoria Limited Partnership

I have audited the accompanying balance sheets of Victoria Limited Partnership as of December 31, 1999 and 1998 and the related statements of income, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited Partnership, as of December 31, 1999 and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 10, 2000 on my consideration of Victoria Limited Partnership's internal control and on its compliance with laws and regulations.

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



To the Partners
Woodfield Commons Limited Partnership

We have audited the accompanying balance sheets of Woodfield Commons Limited Partnership as of December 3 1, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodfield Commons Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


February 26, 1998
BURKE & REA

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

BENDER, WELTMAN, THOMAS & CO., CPA'S

February 13, 1998



Members:
American Institute of Certified Public Accountants
Missouri Society of Certified Public Accountants
Coopers & LybrandReport of Independent AccountantsTo the PartnersWilmington Housing Redevelopment CompanyWe have audited the accompanying statements of financial position of Wilmington Housing Redevelopment Company (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital (deficit), changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Daniel G. Drane
Certified Public Accountant
March 10, 1998Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

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



Raleigh, North Carolina
February 5, 1998



CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS










                              Boston Capital Tax Credit Fund II
Limited Partnership - Series 7
                                  Schedule III - Real Estate and
Accumulated Depreciation
                                                     March 31,
2000

                                         Subsequent
                          Initial       capitalized     Gross
amount at which
                       cost to company    costs**     carried at
close of period
                          ---------------  -----------
-----------------------------
                                Buildings
Buildings                Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and
im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments       Land
provemnts      Total     ciation   Date    Date    Life
----------------------------------------------------------------------
-----------------------------------------------------
Bowditch
School     1,614,057    65,961  4,818,466     95,763     65,961
4,914,229    4,980,190   1,535,744  12/89  12/89       34

Briarwood
Apts LP      621,268    44,500    747,246     26,691     44,500
773,937      818,437     319,617  12/89  12/89   5-27.5

Buckner
Prop LP      616,717    27,500    771,030     19,189     27,500
790,219      817,719     339,843   3/89  12/89   5-27.5

Creekside  1,086,043    89,016  1,290,616      1,602     89,016
1,292,218    1,381,234     246,117   9/89   6/89   5-27.5

Deer Hill
II LP      1,472,800   103,000  1,424,556    338,656    103,000
1,763,212    1,866,212     704,557   5/89   2/90   5-27.5

Hillandale 3,083,575   601,653  4,198,973  1,823,295    601,653
6,022,268    6,623,921   2,333,475   1/90  12/89   5-27.5

King City
Elderly    1,658,088   175,000  2,549,870     65,392    175,000
2,615,262    2,790,262     926,176  11/89   6/90     27.5

Lebanon
Prop II LP   571,100     3,000    730,187     12,188      3,000
742,375      745,375     306,922   7/89  12/89   5-27.5
                                                           F-76


                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 7
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Metropole
Apts
Assoc      2,132,388    82,800  2,621,625     51,040     82,800   2,672,665
2,755,465     967,229  12/89  12/89     27.5

New
Holland
Apts             -0-    80,000  3,269,700 (3,269,700)c      -0-         -0-
-0-         -0-   8/90   5/90       35

Oak Grove
Estates
LP           482,753    15,200    597,465     18,594     15,200     616,059
631,259     254,685   9/89  12/89     27.5

Oakview
LTD        1,122,902    35,280  1,375,820     89,234     35,280   1,465,054
1,500,334     453,267  10/89  12/89       40

Rosenberg
Hotel      1,796,276   452,000  7,434,335 (5,235,152)b  415,000   2,199,183
2,614,183     191,280   1/92   2/90     27.5

Westwood   1,406,569    96,600  1,355,174    368,659     96,660   1,723,833
1,820,493     690,638   7/90   7/90   5-27.5
Winfield
Prop II
LP           607,289    37,000    735,086     12,422     37,000     747,508
784,508     319,284   5/89  12/89   5-27.5
          ----------  -------- ----------  ---------  ---------  ----------   --
--------   ---------
          18,271,825 1,908,510 33,920,149 (5,582,127) 1,791,570  28,338,022
30,129,592   9,588,834
          ========== ========= ==========  =========  =========  ==========
==========   =========
                                                          F-77

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

a - Decrease due to a reallocation of acquisition costs.
b - Decrease due to building impairment in year ended December 31, 1997.
c - Financial statement not available. Refer to note in Results of Operations in
Form 10-K for      more information.

**There were no carrying costs as of December 31, 1999. The column has been ommitted for presentation purposes.




























                                                           F-78



Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7
Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 41,816,362
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,735,711
    Other.............................................          0
                                                       ----------
                                                                 $  1,735,711

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 43,552,073

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    147,543
    Other.............................................          0
                                                       ----------
                                                                 $    147,543
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 43,699,616
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     58,462
    Other.............................................          0
                                                       ----------
                                                                 $     58,462

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (261,992)
                                                       ----------
                                                                 $   (261,992)
                                                                  -----------
Balance at close of period - 03/31/95............................$ 43,496,086
                                            F-79

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
                                                              ------------
Balance at close of period - 03/31/98........................ $ 31,086,779

                                         F-80
Boston Capital Tax Credit Fund II Limited Partnership  - Series 7

Reconciliation of Land, Building & Improvements current year changes-Continued


Balance at close of period - 03/31/98........................ $ 31,086,779

  Additions during period:
    Acquisitions through foreclosure............  $          0
    Other acquisitions............................           0
    Improvements, etc.............................      56,791
    Other.........................................           0
                                                   -----------
                                                              $     56,791
  Deductions during period:
    Cost of real estate sold......................$          0
    Other......................................... (1,070,393)
                                                   -----------
                                                              $ (1,070,393)
                                                              ----------
Balance at close of period - 03/31/99........................ $ 30,073,177

Additions during period:
    Acquisitions through foreclosure............  $          0
    Other acquisitions............................           0
    Improvements, etc.............................      56,415
    Other.........................................           0
                                                   -----------
                                                              $     56,415
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................           0
                                                   -----------
                                                              $          0
                                                              ----------
Balance at close of period - 03/31/00........................ $ 30,129,592
                                                    ============














                                   F-81





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

Balance at close of period - 3/31/93............................$ 3,672,377
  Current year expense................................$1,436,830
                                                       ---------

Balance at close of period - 3/31/94............................$ 5,109,207
  Current year expense................................$1,391,094
                                                       ---------

Balance at close of period - 3/31/95............................$ 6,500,301
  Current year expense................................$1,384,980
                                                       ---------

Balance at close of period - 3/31/96............................$ 7,885,281
  Current year expense................................$ (333,705)
                                                       ---------

Balance at close of period - 3/31/97............................$ 7,551,576
Current year expense................................$  980,513
                                                       ---------

Balance at close of period - 3/31/98............................$ 8,532,089

  Current year expense................................$  100,126
                                                       ---------

Balance at close of period - 3/31/99............................$ 8,632,215

Current year expense................................  $ 956,619
                                                       ---------

Balance at close of period - 3/31/00..........................$ 9,588,834
                                                                 ==========












                                        F-82


S>

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
438 Warren
St.          721,934    45,972  1,177,081     42,682     45,972   1,219,763
1,265,735     451,992   5/90   3/90       28

Beaver
Brook      1,179,435   135,070  1,395,155     35,454    135,070   1,430,609
1,565,679     566,847   5/90   4/90     27.5

Big Lake
Seniors      556,763    27,804    732,961          0     27,804     732,961
760,765      84,566   6/95   4/94   5-27.5

Blakely      943,641    50,000  1,159,403    103,239     50,000   1,262,642
1,312,642     456,074   5/90   5/90   5-27.5

Blanco Sr    517,041    40,147    679,816          0     40,147     679,816
719,963      98,184   9/94  12/93     7-40

Blooming-
dale       1,474,075   100,338  1,771,660      8,643    100,338   1,780,303
1,880,641     678,590   3/90   5/90   5-27.5

Breeze-
wood       1,423,709   114,000  1,784,173      4,415    114,000   1,788,588
1,902,588     666,226   5/90   5/90   7-27.5

Brooklyn   1,103,876     9,000  1,416,895     86,190      9,000   1,503,085
1,512,085     436,101   5/90   5/90   5-27.5
                                                          F-83

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Calif.
Inv.V      5,437,465   401,411 10,661,108     197,707    401,411  10,858,815
11,260,226   2,995,868   3/90   3/90       35

Cambridge  1,129,519    99,974  1,381,815       2,550     99,974   1,384,365
1,484,339     533,650   1/90   4/90   7-27.5
Cedar
Rapids     4,355,694   294,600  7,692,319     247,607    294,600   7,939,926
8,234,526   2,888,439   6/90   4/90   7-27.5

Corinth    1,484,127    53,351  1,865,231     118,913     53,351   1,984,144
2,037,495     739,147   2/90   4/90   5-27.5

Cotton Mill
Assoc.     1,471,938    75,000  1,730,384      17,491     75,000   1,747,875
1,822,875     361,556   7/93  10/92   5-27.5

Fawn
River      3,685,744    77,000  4,396,993     497,959     77,000   4,894,952
4,971,952   1,551,157  10/90  10/90     27.5

Fountain
Green        706,203    68,134    880,440       5,125     68,134     885,565
953,699     323,616   5/90   6/90     27.5

Glenwood
Hotel        727,016    25,000  1,128,486      10,400     25,000   1,138,886
1,163,886     422,271   6/90   6/90   7-27.5

Greenwich  1,477,179    85,197  1,862,476     134,749     85,197   1,997,225
2,082,422     714,074   2/90   4/90   5-27.5

Grifton    1,248,219    35,393  1,170,847     367,089     35,393   1,537,936
1,573,329     245,015   2/94   9/93   7-27.5


                                                         F-84
                               Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-  struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation  Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Hacienda
Villa      3,827,912   233,165  7,304,446    207,023    233,165   7,511,469
7,744,634   1,898,245   1/90   4/90       40

Haines
City       1,433,030   100,000  1,709,218     20,670    100,000   1,729,888
1,829,888     676,699   2/90   4/90     27.5

Hernando   1,480,423    70,000  1,975,766      9,144     70,000   1,984,910
2,054,910     745,555   7/90   6/90     27.5

Hobe
Sound      2,784,269   261,000  3,482,634     29,920    261,000   3,512,554
3,773,554   1,319,068   4/90   4/90     27.5

Immokalee  2,185,696   160,000  2,732,134     14,220    160,000   2,746,354
2,906,354     749,670   5/90   5/90   7-27.5

Kristin
Park       1,386,060   117,179  1,694,459     42,659    117,179   1,737,118
1,854,297     479,255   6/90   3/90     27.5

Le Grande
Enterprise 1,731,452    13,090  2,232,493          0     67,500   2,232,493
2,299,993     308,616  10/93  11/92     5-50

Long-
meadow     1,475,593    95,000  1,765,749     10,040     95,000   1,775,789
1,870,789     450,857   8/90   8/90    10-40

Maywood    1,495,938    53,000  1,961,139     11,725     53,000   1,972,864
2,025,864     716,688   7/90   3/90   5-27.5

Meadow
run          638,001    44,400    784,163      6,398     44,400     790,561
834,961     300,410   5/90   5/90     27.5
                                                          F-85
                               Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-   Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Meadow-
crest      2,871,827   286,065  4,982,274     66,308    286,065   5,048,582
5,334,647   1,957,367  10/90   9/90   5-27.5

Newfane
Senior       972,902    30,000  1,211,708     16,894     30,000   1,228,602
1,258,602     374,112   9/92  10/92   5-27.5

New
Holland            0    80,000  3,269,700 (3,269,700)b        0           0
0           0   8/90   5/90   5-27.5

Old
Stage      1,260,817    39,840  1,517,419      6,830     39,840   1,524,249
1,564,089     561,107   9/90   5/90     27.5

Pedcor
Invest.    3,680,786   170,435  6,211,383    330,983    170,435   6,542,366
6,712,801   1,672,348   4/90   3/90     27.5

Pleasanton
Sr           619,327    40,000    813,308          0     40,000     813,308
853,308     158,314   7/93  12/93       40

Polkton
Housing      639,790    25,038    754,785      3,200     25,038     757,985
783,023     248,657  12/93   1/94   5-27.5

Princess
Manor      1,486,944    57,066  1,869,314     12,614     57,066   1,881,928
1,938,994     718,229   8/90   6/90   5-27.5

Princess
Villas     1,485,952    63,104  1,786,927     13,564     63,104   1,800,491
1,863,595     677,409   8/90   6/90   5-27.5
F-86
                                Boston Capital Tax Credit Fund II Limited
Partnership - Series 9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Putney
First      1,417,817   128,800  1,804,424     (2,060)   128,800   1,802,364
1,931,164     333,112   5/93  12/92   5-27.5

Quail Hollow
RRH        1,464,476   100,000  1,861,652     17,730    100,000   1,879,382
1,979,382     716,055   1/90   5/90     27.5

Quail Hollow
Warsaw     1,399,856    33,500  1,747,578      8,435     33,500   1,756,013
1,789,513     428,400   9/90   7/90     7-40

Rainbow
Gardens    1,211,266    70,000  1,450,989        287     70,000   1,451,276
1,521,276     378,401   6/93  12/92   7-27.5

Raitt
St. Apts.    811,500   270,281  1,221,755          0    270,281   1,221,755
1,492,036     283,218   8/93   5/93   5-27.5

School
St. II       669,174    37,622  1,585,434      5,905     37,622   1,591,339
1,628,961     412,236   6/93   6/93   7-27.5

South
Paris
Housing    1,478,938    65,000  1,853,831   (176,390)   242,301   1,677,441
1,919,742     463,598  10/92  11/92   5-27.5

South-
western    1,421,734    30,000  1,766,094     34,977     30,000   1,801,071
1,831,071     684,436   5/90   5/90   7-27.5


                                                            F-87
                            Boston Capital Tax Credit Fund II Limited
Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Spring-
field      3,750,847   775,955   4,177,205  4,944,186    775,955   9,121,391
9,897,346   2,812,194   6/91   6/90   5-27.5

Sunshine   1,466,163   127,000   1,729,289     83,394    117,000   1,812,683
1,929,683     638,857  11/90   9/90   5-27.5

Surry
Village II   771,451    60,000     938,244      2,475     50,718     940,719
991,437     367,870   1/90   5/90   5-27.5

Tappa-
hannock
Green      1,499,808   122,500   1,703,483          0    122,500   1,703,483
1,825,983     409,425   5/94   3/94   5-27.5

Twin
Oaks       1,135,862    53,636   1,397,601       (128)    53,636   1,397,473
1,451,109     525,322   5/90   5/90   5-27.5

Village
Oaks         730,105    42,140     884,614      5,722     42,140     890,336
932,476     335,545   2/90   6/90   5-27.5

Warrens-
burg         789,628    32,000     991,475     13,759     32,000   1,005,234
1,037,234     418,768   4/90   4/90   5-27.5

Westside   2,392,731    25,000   4,022,240    (38,872)a   25,000   3,983,368
4,008,368   1,337,360  12/90   6/90   5-27.5


                                                       F-88
                            Boston Capital Tax Credit Fund II Limited
Partnership - Series  9
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation   Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Westwood  1,406,569    96,660    1,690,074     29,389    101,030    1,719,463
1,820,493     690,638   7/90   7/90    27.5

Wilming-
ton       1,045,853    75,637    1,293,362     15,802a    75,637    1,309,164
1,384,801     470,806   8/90   8/90    27.5
         ---------- ---------  -----------  ---------  ---------  -----------  -
----------  ----------
         85,964,075 5,821,504  123,065,606  4,357,316  5,958,303  127,422,922
133,381,225  39,932,220
         ========== =========  ===========  =========  =========  ===========
===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.
a - Decrease due to a reallocation of acquisition costs.
b - Financial statement not available. Refer to note in Results of Operations in Form 10-K for more information.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.







                                                       F-89


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
                                                   -----------
                                                              $
0

-----------
Balance at close of period -
03/31/98.........................$133,958,644

Boston Capital Tax Credit Fund II Limited Partnership - Series 9
Reconciliation of Land, Building & Improvements current year changes-Continued

Balance at close of period -
03/31/98.........................$133,958,644

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     570,512
    Other.........................................           0
                                                   -----------
                                                              $
570,512
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................    (990,393)
                                                   -----------
                                                              $
(990,393)
-----------
Balance at close of period -
03/31/99.........................$133,538,763

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     374,174
    Other.........................................           0
                                                   -----------
                                                              $
374,174
  Deductions during period:
    Cost of real estate sold......................$          0
    Other.........................................    (531,712)
                                                   -----------
                                                              $
(531,712)

-----------
Balance at close of period - 03/31/00.......................
$133,381,225

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

  Current year expense...............................$4,359,076
                                                      ---------

Balance at close of period -
3/31/98...........................$32,495,549

Current year expense...............................$3,444,078
                                                    ---------

Balance at close of period -
3/31/99...........................$35,903,627

Current year expense...............................$4,028,593
                                                    ---------

Balance at close of period -
3/31/00...........................$39,932,220

==========


                                 Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                        Schedule III - Real Estate and
Accumulated Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------

Ackerman     578,925    42,000    619,380    258,991     42,000     878,371
920,371     132,851   6/94   9/93   5-27.5

Athens II  1,332,260    75,000  1,642,281     10,324     75,000   1,652,605
1,727,605     399,908   6/90   8/90   5-27.5

Autumn
Lane         731,571    34,094    891,072        382     34,094     891,454
925,548     319,858  11/90   8/89   5-27.5

Baytree      954,277    44,759  1,099,246    114,097     44,759   1,213,343
1,258,102     470,690   7/90  11/88   5-27.5

Benchmark  1,110,989    60,600  1,137,112    203,354     60,600   1,340,466
1,401,066     469,146   7/90  11/88   5-27.5

Brentwood    951,648    64,999  1,163,002     33,261     64,999   1,196,263
1,261,262     285,098  10/90  11/90   5-27.5

Briarwood  1,477,555   154,900  1,898,553   (413,797)   154,900   1,484,756
1,639,656     549,473   8/90   8/90   7-27.5

Butler
Properties   501,550    37,500    376,730    223,430     37,500     600,160
637,660     133,905   2/91  12/90   5-27.5

Candlewick
Place      1,252,798    70,800  1,500,289     70,175     70,800   1,570,464
1,641,264     336,555  10/92  12/92   5-27.5

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Cedarstone   770,316    66,000    955,695     24,660     66,000     980,355
1,046,355     208,248   5/93   5/93     5-40

Centre-
ville Apts.  630,715    63,073    697,069     53,939     16,000     751,008
767,008     342,308   2/90  11/90   5-27.5

Charlton
Court      1,196,869    56,144  1,449,050      3,300     56,144   1,452,350
1,508,494     411,303   1/93  12/92   7-27.5

Chuck-
atuck      1,441,053   128,725  1,731,557     16,773    128,725   1,748,330
1,877,055     483,049  2/90  11/90    12-40

Clover-
leaf I       852,521    54,740    969,048     20,689     54,740     989,737
1,044,477     375,389   4/90  11/90   5-27.5

Clover-
leaf II      871,677    66,488    981,480     22,147     66,488   1,003,627
1,070,115     379,492   4/90  11/90   5-27.5

Connells-
ville      1,363,743    55,440  1,591,799    129,504     55,440   1,721,303
1,776,743     457,883   3/90  11/90   5-27.5

Dallas     1,561,943   230,059  3,408,933   (195,432)*  230,059   3,213,501
3,443,560   1,209,459  10/90  12/91   5-27.5

Ellaville    784,532    45,000    977,293        857     45,000     978,150
1,023,150     378,786   2/90   7/90   5-27.5

Forsyth    1,452,989    55,000  1,894,917     22,456     55,000   1,917,373
1,972,373     678,895   9/90   7/90   7-27.5

                                                           F-95
                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Freedom
Apts.      1,046,703   144,065  1,219,436     72,921    144,065   1,292,357
1,436,422    332,739   9/90  11/90   5-27.5

Great
Falls        871,011    38,292  1,053,154      8,183     38,292   1,061,337
1,099,629    383,617  10/90  11/90   5-27.5

Hartway
Properties   910,454    49,000  1,116,507          0     49,000   1,116,507
1,165,507    327,341   6/90   7/90   5-27.5

Hilltop    1,483,150   105,000  1,916,734     51,550    105,000   1,968,284
2,073,284    714,219   7/90   8/90   7-27.5

Ironton
Estates      621,442    29,500    794,461      2,089     29,500     796,550
826,050    247,284   1/93   5/93   5-27.5

Lambert
Square       994,278    41,200  1,243,568     14,781     41,200   1,258,349
1,299,549    233,001  12/92  11/92     5-40

Lawton
Apts.      1,483,135    54,400  1,848,603     27,942     54,400   1,876,545
1,930,945    835,066   6/90  11/90   5-27.5

Longview     869,004    25,000  1,071,946     68,517     25,000   1,140,463
1,165,463    441,857   8/90  11/88   5-27.5

Maidu      2,090,461    56,500  4,890,261    309,590     56,500   5,199,851
5,256,351  1,699,908  12/91   3/91   7-27.5

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Meadow-
brook      1,473,215    75,141  1,789,549      5,344     75,141   1,794,893
1,870,034    686,950   3/90   9/90   5-27.5

Mercer
Apts.        905,757    46,249  1,098,860     58,912     46,249   1,157,772
1,204,021    302,059   8/90  11/90   5-27.5

Morgan-
town         766,794    36,000    930,187          7     36,000     930,194
966,194    221,179  12/90   8/90   5-27.5

Newnan     1,869,739    92,706  4,128,942   (241,003)*   92,706   3,887,939
3,980,645  1,469,745  10/90  12/90   5-27.5


Parkwood   2,966,477   316,667  4,358,381      9,432    316,667   4,367,813
4,684,480  1,513,728   5/91   3/91   5-27.5

Pedcor
Invest-
ments      3,219,830   200,000  4,714,711    619,985    200,000   5,334,696
5,534,696  1,239,384  10/90   7/90   5-27.5

Pinetree
Manor        976,994    30,000  1,210,633      9,393     30,000   1,220,026
1,250,026    223,248   1/93  11/92     7-40

Pineview     958,084   125,000  1,178,400      6,176    125,000   1,184,576
1,309,576    425,266  12/90   9/90   7-27.5


                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-
Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation    Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Rosewood
Village      647,143    36,000    806,255      4,946     36,000     811,201
847,201   305,875   7/90   7/90   5-27.5

South
Farm       1,722,597   254,636  3,486,308      7,644    254,636   3,493,952
3,748,588   980,000   7/93   4/93     7-40

Stockton
Estates      513,573    17,500    647,699      1,371     17,500     649,070
666,570   208,706   1/93   2/93   5-27.5

Stratford
Square       749,165    63,000    443,433    455,503     63,000     898,936
961,936   184,593   2/93  10/92     5-40

Summer
Glen       1,478,906   147,225  1,669,056      4,452    147,225   1,673,508
1,820,733   353,786   3/93  11/92     5-40

Washington
Heights      493,954    76,537    974,803     21,820     89,643     996,623
1,086.266   267,314   7/90  11/90   5-27.5

West Des
Moines     2,309,479   437,568  4,154,100    326,530    437,568   4,480,630
4,918,198 1,561,922   7/90   7/90   7-27.5

Wichita
West       1,727,193   110,377  2,920,599     92,991    110,377   3,013,590
3,123,967 1,056,669   7/90   7/90   7-27.5

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 10
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-          and im-        Improve-          and im-
Depre-   struct   uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation    Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Woodside
Housing    1,476,595     60,140  1,926,294     13,436     60,140   1,939,730
1,999,870     476,800   11/90  12/90   5-27.5
          ----------  --------- ---------- ----------  --------- -----------  -
---------  ----------
          54,443,064  4,073,024 76,577,386  2,551,622  4,039,057  79,129,008
83,168,065  24,714,552
          ==========  ========= ========== ==========  ========= ===========
==========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

* Decrease due to reduction in development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1999. The column has been ommitted for presentation purposes.








Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 73,561,151

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,204,866
    Improvements, etc.................................    314,333
    Other.............................................          0
                                                       ----------
                                                                 $  2,519,199

  Deductions during period:
    Cost of real estate sold..........................$(7,395,934)
    Other.............................................          0
                                                       ----------
                                                                 $(7,395,934)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 68,684,416

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  8,492,161
    Improvements, etc.................................  6,297,007
    Other.............................................          0
                                                       ----------
                                                                 $ 14,789,168
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 83,473,584
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    313,600
    Other.............................................          0
                                                       ----------
                                                                 $    313,600

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,787,184
                                           F-100


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
                                                   -----------

(1,589,126)

-----------
Balance at close of period - 03/31/99.........................$
82,678,343

* Deduction is Northern Connecticut; disposed of during fiscal year March 31, 1999

Additions during period:
    Acquisitions through foreclosure..............$          0
    Other acquisitions............................           0
    Improvements, etc.............................     489,722
    Other.........................................           0
                                                   -----------
                                                              $
489,722
  Deductions during period:
    Cost of real estate sold......................$          0
    Other * ......................................           0
                                                   -----------

0

-----------
Balance at close of period - 03/31/00.........................$
83,168,065

===========

 .
















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

  Current year expense................................$2,780,726
                                                       ---------

Balance at close of period -
3/31/98............................$19,857,976

  Current year expense................................$2,397,434
                                                       ---------

Balance at close of period -
3/31/99............................$22,255,410

  Current year expense................................$2,459,142
                                                       ---------

Balance at close of period -
3/31/00............................$24,714,552

==========












                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Academy
Hill       1,372,495   119,500  1,607,604     22,194    119,500   1,629,798
1,749,298   563,603   2/91   2/91   5-27.5
Aspen
Square     1,828,496   150,413  2,118,648    112,822    150,703   2,231,470
2,382,174   515,953  11/90  11/90    5-27.5

Bridge-
view       1,359,536    50,686  1,586,090     70,937     50,686   1,657,027
1,707,713   672,366  12/89  12/90    5-27.5

Buckeye    1,336,801    93,421  1,584,893     71,729     93,421   1,656,622
1,750,043   442,826   8/90  12/90    5-27.5

Church
Hill         952,362    63,232    663,136    553,962     63,232   1,217,098
1,280,330   280,984   1/91  12/90     7-40

Copper
Creek      1,171,148    77,750  1,410,989     57,602     77,750   1,468,591
1,546,341   341,376   9/90  11/90   5-27.5

Coronado     400,879     9,998  1,499,265     26,794      9,998   1,526,059
1,536,057   537,519   4/91   2/91   5-27.5

Crestwood  4,163,869   360,000 10,649,129    119,556    360,000  10,768,685
11,128,685 3,712,029   7/91   1/91   7-27.5

                           Boston Capital Tax Credit Fund II Limited Partnership
- Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
Buildings                         Buildings                 Accum.   Con-
Acq-    Depre-                 Encum-            and im-      Improve-
and im-                   Depre-   struct  uired   ciation  Description
brances    Land   provements    ments       Land    provemnts      Total
ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Dallas
Apts.      1,561,943   230,059  3,408,933   (195,432)*  230,059   3,213,501
3,443,560 1,209,459   2/91  12/90   7-27.5

Denmark I    767,778    54,000    915,172      4,167     54,000     919,339
973,339   345,806  11/90  11/90     27.5

Denmark II   813,360    36,000  1,003,547      1,749     36,000   1,005,296
1,041,296   374,740  12/89  11/90   5-27.5

El Dorado
Springs      579,190    22,500    735,245     10,956     17,176     746,201
763,377   296,398   8/90  11/90   5-27.5

Eldon
Estates II   579,542    30,000    690,453     33,805     30,000     724,258
754,258   283,266  11/90  12/90   5-27.5

Eldon
Manor        557,766     7,500    787,399     28,004      7,500     815,403
822,903   320,143  11/90  12/90   5-27.5

Elderly Hsing
of Macon   1,619,963    50,000  1,992,329     26,728     50,000   2,019,057
2,069,057   346,550   4/93   5/93   5-27.5

Eutaw
Elderly    1,618,286    24,000  1,972,439     10,102     24,000   1,982,541
2,006,541   300,962  12/93   5/93     5-50

Farmer-
ville        964,646    57,015  1,195,142     30,885     57,015   1,226,027
1,283,042   269,536   4/91   1/91      N/A

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000


                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-           and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description     brances    Land  provements  ments       Land     provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Forest
Glade      1,477,997   100,000  1,841,104     23,316    100,000   1,864,420
1,964,420   659,964  12/90  12/90   7-27.5

Franklin
School     1,245,777   112,032  2,528,326  1,996,023    112,032   4,524,349
4,636,381 1,377,940  12/91  10/90     27.5

Harbor
View       1,476,143   143,957  1,802,615      7,406    143,957   1,810,021
1,953,978   668,738   7/90  12/90   7-27.5

Hilltop
Apts.      1,416,065   178,736  1,545,237     37,942    178,736   1,583,179
1,761,915   445,133  11/92   1/93     27.5

Holland
Senior       896,377   27,500  1,096,333      39,866     27,500   1,136,199
1,163,699   424,718   6/90  11/90     27.5

Holly
Senior       914,536    36,882  1,139,044     45,755     36,882   1,184,799
1,221,681   435,242  10/90  11/90     27.5

Ivan
Woods      2,117,706   275,000  4,347,328     29,637    275,000   4,376,965
4,651,965 1,598,182   4/91   2/91   5-27.5

Kaplan
Manor        923,050    66,000  1,106,192     60,418     66,000   1,166,610
1,232,610   273,496  12/90  12/90     7-40
                                                           F-106


                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Lakewood     950,842    53,100  1,162,254     29,305     53,100   1,191,559
1,244,659   266,054   5/91   1/91      N/A

Licking
Associates   404,707    14,000    316,889    176,342     14,000     493,231
507,231   150,946   3/92  11/91      N/A

London
Arms       2,660,289    37,500  3,479,332    (22,804)*   37,500   3,456,528
3,494,028 1,138,517  12/90  12/90   5-27.5

Maidu      2,090,462    56,500  4,890,261    309,590     56,500   5,199,851
5,256,351 1,699,908  12/91   3/91   7-27.5

Manning
Properties   837,057    44,125  1,015,703     10,816     44,125   1,026,519
1,070,644   374,771  11/90  11/90   5-27.5

Metter     1,465,047    44,500  1,770,511      4,472     45,141   1,774,983
1,820,124   481,420   5/93  12/92   5-27.5

Nevada
Manor        645,744    50,000    782,543     12,024     50,000     794,567
844,567   318,646  10/90  11/90   5-27.5

Newnan
Apts.      1,869,739    92,706  4,128,942   (241,003)*   92,706   3,887,939
3,980,645 1,469,745  10/90  12/90   5-27.5

Oatka
Villige      915,974    35,000  1,151,205     10,377     35,000   1,161,582
1,196,582   435,610   6/90  11/90   5-27.5

RPI#18L.P. 1,228,171       100  1,776,840    119,385        100   1,896,225
1,896,325   641,209  12/90  12/90   5-27.5
F-107
                                Boston Capital Tax Credit Fund II Limited
Partnership - Series 11
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
------------------------------------------
Sierra
Springs    1,171,903    52,290  1,448,815     58,930     52,387   1,507,745
1,560,132    341,863  11/90  11/90   5-27.5

South
Fork       1,480,219   100,000  1,782,527     30,110    100,000   1,812,637
1,912,637    449,138   2/91   2/91   5-27.5

Twin
Oaks of
Allendale    779,547    71,305    951,711    (56,380)*   71,305     895,331
966,636    286,622   9/90  12/90   5-27.5

Washington   954,443    55,050  1,150,878     29,964     55,050   1,180,842
1,235,892    267,240   3/91   1/91     7-40

Wildridge  1,559,562   156,576  1,617,243     30,095    156,576   1,647,338
1,803,914    547,948   4/91   1/91   7-27.5
          ---------- --------- ---------- ----------  --------- -----------
----------- ----------
         $51,129,417 3,238,933 76,652,246  3,278,146  3,234,637  80,380,392
83,615,029 25,566,566
          ========== ========= ========== ==========  ========= ===========
=========== ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

*Decrease due to reduction of development fee which reduced the property basis.
**There were no carrying costs as of December 31, 1999. The column has been ommitted for presentation purposes.

                                                         F-108
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$ 75,467,308

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................     44,500
    Improvements, etc.................................    862,272
    Other.............................................          0
                                                       ----------
                                                                 $    906,772

  Deductions during period:
    Cost of real estate sold..........................$(1,343,477)
    Other.............................................   (188,348)
                                                       ----------
                                                                 $ (1,531,825)
                                                                  -----------
Balance at close of period - 03/31/93............................$ 74,842,255

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,762,741
    Improvements, etc.................................  1,962,905
    Other.............................................          0
                                                       ----------
                                                                 $  7,725,646
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------

Balance at close of period - 03/31/94............................$ 82,567,901
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,297,882
    Other.............................................          0
                                                       ----------
                                                                 $  1,297,822

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 83,865,783
                                          F-109
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11
Reconciliation of Land, Building & Improvements current year changes - continued

Balance at close of period - 03/31/95..........................$ 83,865,783
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................      81,256
    Other..........................................           0
                                                    -----------
                                                               $     81,256
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................  (1,209,041)
                                                    -----------
                                                               $ (1,209,041)
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,737,998

  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     125,078
    Other..........................................           0
                                                    -----------
                                                               $    125,078
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/97..........................$ 82,863,076

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     121,624
    Other..........................................           0
                                                    -----------
                                                               $    121,624
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
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
                                                    -----------
                                                               $
0

-----------
Balance at close of period - 03/31/99..........................$
83,163,606

Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     451,423
    Other..........................................           0
                                                    -----------
                                                               $
451,423
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $
0

-----------
Balance at close of period - 03/31/00..........................$
83,615,029

===========
*-Reduction to reduced development fee, which reduced the property basis
























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

Balance at close of period -
3/31/96............................$14,318,602
  Current year expense................................$2,889,737
                                                       ---------

Balance at close of period -
3/31/97............................$17,208,339
 Current year expense.................................$2,903,701
                                                       ---------

Balance at close of period -
3/31/98............................$20,112,040

 Current year expense.................................$2,772,892
                                                       ---------
Balance at close of period -
3/31/99............................$22,884,932

 Current year expense.................................$2,681,634
                                                       ---------
Balance at close of period -
3/31/00............................$25,566,566

==========







                                          F-112






                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total       ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Autumnwood
Village    1,010,137    40,777    371,734    904,720     40,777   1,276,454
1,317,231    387,596   4/92  10/91   5-27.5

BB&L
Enterprises  519,780    24,000    648,985      1,600     24,000     650,585
674,585    181,473   3/91   5/91     5-40

Bowman
Village      663,316    17,000    848,107      2,520     17,000     850,627
867,627    276,428   10/91   6/91   5-27.5

Brandy-
wood       1,729,980    86,029  3,313,958    (41,845)*   86,029   3,272,113
3,358,142  1,195,858   9/91  12/91   5-27.5

Briarwick  1,240,223    95,079  1,587,073        595     95,079   1,587,668
1,682,747    392,578   4/91   4/91     5-40

Bucksport  1,366,637    71,500  1,683,768     80,891     71,500   1,764,659
1,836,159    483,473   8/91   6/91   7-27.5

Burkes-
ville        732,128    40,000    897,118        530     40,000     897,648
937,648    190,299   9/91  6/91    5-27.5


                                                          F-113
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
California
Investors
VII        8,785,684   820,000  9,361,922  16,792,875    803,050  26,154,797
26,957,847  5,079,965  12/93  10/92   5-27.5

Cananche
Creek      1,231,291    66,200  1,515,813      40,893     66,200   1,556,706
1,622,906    320,353   6/91   5/91   5-27.5

Carson
Village      650,226    30,000    193,264     617,641     30,000     810,905
840,905    241,078   6/92  10/91   5-27.5

Clarkson
Prop         745,208    36,000    932,918           0     36,000     932,918
968,918    198,162   7/91   6/91   7-27.5

Clymer
House      1,112,201    20,000  1,387,091      46,791     20,000   1,433,882
1,453,882    398,606  10/91   6/91   5-27.5

Corcoran
Investment 1,519,668    75,000  1,976,455           0     75,000   1,976,455
2,051,455    412,279  11/90   2/91     5-50

Cornish
Park       1,450,626    67,390  1,761,946      96,076     68,500   1,858,022
1,926,522    552,107   6/91   6/91   5-27.5

Crescent
City       1,858,678   211,000  2,297,055     (14,590)*  211,000   2,282,465
2,493,465    510,125   3/91   3/91     5-50

Dallas II  1,561,943   230,059  3,194,199      19,302    230,059   3,213,501
3,443,560  1,209,459  10/90   3/91   7-27.5
                                                          F-114

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Earlimart  1,341,465    90,000  1,711,424        827     90,000   1,712,251
1,802,251   357,574   6/91   6/91     5-50

Evanwood     752,843    36,000    929,102        456     32,400     929,558
961,958   220,375   5/91   6/91   5-27.5

Fort
Smith        895,115    87,500  2,089,062          0     87,500   2,089,062
2,176,562   517,041   8/94   9/93   7-27.5

Frank-
lin II     1,481,629    50,000  1,864,100      6,949     50,000   1,871,049
1,921,049   673,340  11/90   4/91   7-27.5

Franklin
House        296,323     1,000    812,706      2,742      1,000     815,448
816,448   255,876   1/88   5/93   5-27.5

Hamilton
Village      567,622    18,943    368,532    345,774     18,943     714,306
733,249   222,066   3/92  10/91   5-27.5

Hunters
Park       1,405,765    92,750  1,650,083     15,431     92,750   1,665,514
1,758,264   323,693   4/91   5/91   5-27.5

Ivan
Woods      2,117,706   275,000  4,347,328     29,637    275,000   4,376,965
4,651,965 1,598,182   4/91   2/91   5-27.5

Jesup        617,411    19,375    427,265    382,417     19,375     809,682
829,057   254,595   7/92  12/91   5-27.5


                                                          F-115


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Lakeridge    913,735    34,832  1,103,517      7,461     34,832   1,110,978
1,145,810   371,707   4/91   3/91     5-50

Laurel
Village      659,789    15,145    256,421    569,575     15,145     825,996
841,141   252,207   5/92  10/91   5-27.5

Los
Caballos     758,823    53,886  1,006,731      1,700     26,943   1,008,431
1,035,374   230,824   8/91   7/91   5-27.5

Marlboro     833,347    26,176  1,032,404     14,417     26,176   1,046,821
1,072,997   385,375   2/91   3/91   5-27.5

Melvilles    889,841    18,500  1,103,074     46,923     18,500   1,149,997
1,168,497   242,317  10/91   7/91   5-27.5

Nanty Glo  1,470,893    35,000  1,869,757     38,481     35,000   1,908,238
1,943,238   528,756   7/91   6/91     7-40

Newnan II  1,869,739    92,706  3,868,800     19,139     92,706   3,887,939
3,980,645 1,469,745  10/90   3/91   7-27.5

Nye
County     1,360,114    60,000  1,694,731      5,023     60,000   1,699,754
1,759,754   607,459   4/91   5/91   5-27.5

Oakleigh     910,831    57,500    553,121    576,102     57,500   1,129,223
1,186,723   230,092   3/92   8/91     7-40

Oakwood      906,050    52,000    782,736    357,096     52,000   1,139,832
1,191,832   233,554   1/92   8/91     7-40

Parkwood   2,966,477   316,667  4,358,381      9,432    316,667   4,367,813
4,684,480 1,513,728   5/91   3/91   5-27.5
                                                         F-116
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total      ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Portales
Estates    1,435,153    66,500  1,777,470      12,843    66,500   1,790,313
1,856,813   649,426   7/91   7/91   5-27.5

Prairie
West         508,772    65,000    983,964      12,498    73,306     996,462
1,069,768   355,698   9/95   3/91   5-27.5

Ridgeway
Court        890,757    48,500  1,039,377      21,716    48,500   1,061,093
1,109,593   351,953   1/91   4/91   5-27.5

River
Reach      1,361,729   118,750  1,656,515       6,732   118,750   1,663,247
1,781,997   566,511   5/91   5/91   7-27.5

Rockmoor     561,143    30,000    521,541     146,307    30,000     667,848
697,848   111,801   3/91   5/91   5-27.5

RPI #22      562,747         0  1,177,719      16,447         0   1,194,165
1,194,166   379,236   7/91   6/91   7-27.5

Scott City   597,010    13,000    764,225       (285)    13,000     763,940
776,940   172,075  11/91   6/91   5-27.5

Shawnee
Ridge        665,211    53,650    801,129      8,805     53,650     809,934
863,584   169,669   5/91   5/91   5-27.5

Spring-
field      3,750,847   775,955  9,620,653    (499,262)  775,955   9,121,391
9,897,346 2,812,194   6/91   7/91   5-27.5

Stonegate
Manor      1,006,653    76,000  1,265,168      6,414     76,000   1,271,582
1,347,582   446,378  12/90   5/91   7-27.5
                                                         F-117

                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 12
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000

                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------
-----------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description    brances    Land   provements    ments       Land   provemnts
Total     ciation   Date    Date    Life
--------------------------------------------------------------------------------
--------------------------------------------
Turner
Lane         719,179    31,530    882,974      2,172     31,530     885,146
916,676    298,473   7/91   5/91  7-27.5

Union
Baptist      453,185         0  1,151,557     24,034          0   1,175,591
1,175,591    303,626   4/91   5/91  5-27.5

Villas of
Lakeridge    530,337    47,952    605,356        809     47,952     606,165
654,117    202,417   3/91   3/91  5-27.5

Waynesboro 1,366,852    50,000  1,455,507      1,074     50,000   1,456,581
1,506,581    500,788   1/91   4/91  5-27.5

Windsor II   727,162    51,178    887,455     12,163     51,178     899,618
950,796    331,298  11/90   4/91  7-27.5

Woodcrest    708,210    42,000    883,702     21,786     42,000     905,488
947,488    191,463  11/91   6/91    7-40

Woodside   1,151,512    19,383  1,378,829     50,224     19,383   1,429,053
1,448,436    546,567   3/91   4/91    5-40
          ---------- --------- ---------- ---------- ---------- -----------
----------- ---------
          66,189,703 4,852,412 90,653,822 20,822,058  4,814,335 111,475,880
116,290,215 30,907,918
          ========== ========= ========== ==========  ========= ===========
=========== ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this
schedule is as of December 31, 1999
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999  The column has been ommitted for
presentation purposes.

                                                       F-118
Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12
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
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/99..........................$116,582,603
Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     239,325
    Other..........................................           0
                                                    -----------
                                                               $
239,325
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................    (531,712)
                                                    -----------
                                                               $
(531,712)

-----------
Balance at close of period -
03/31/00..........................$116,290,215

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

Balance at close of period -
3/31/96............................$16,876,017
  Current year expense................................$3,687,191
                                                       ---------

Balance at close of period -
3/31/97............................$20,563,208
  Current year expense................................$3,611,359
                                                       ---------

Balance at close of period -
3/31/98............................$24,174,567

  Current year expense................................$3,513,077
                                                       ---------

Balance at close of period -
3/31/99............................$27,687,644

Current year expense................................  $3,220,274
                                                       ---------

Balance at close of period -
3/31/00............................$30,907,918

==========




                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date   Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Ada
Vil       1,037,051    125,997     1,201,080            0   125,997   1,201,080
1,327,077    277,754 11/93  1/93    5-30

Amherst   1,592,981     60,000     1,920,734        1,445    60,000   1,922,179
1,982,179    602,960  1/92  1/92  7-27.5

Beckwood
Manor     1,264,317     35,000     1,569,743       38,578    35,000   1,608,321
1,643,321    493,771 10/92  5/92  5-27.5

Belmont
Vlg         922,255     64,312     1,073,695       18,037    64,312   1,091,732
1,156,044    243,080 12/91  1/92  7-27.5

Bethel
Park      1,484,665    265,800     1,310,374      502,216   117,500   1,812,590
1,930,090    408,553  3/92 12/91    5-40

Blan-
chard
Senior      596,819     42,000       730,704            0    42,000     730,704
772,704    153,116  7/93  1/93    5-30

                                                            F-123

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Blanchard
Vlg         216,436     42,000       727,225     (473,334)   23,726     253,891
277,617     65,801   7/93  1/93     5-30

Brant-
wood      1,139,380     55,500     1,382,381       15,061    55,500   1,397,442
1,452,942    458,625   9/91  7/91   7-27.5

Brecken-
ridge       862,162     21,500     1,181,178        1,909    21,500   1,183,087
1,204,587    278,346   3/92  1/92  7-27.5

Briar-
wood II   1,487,200     90,000     1,785,580     (296,190)   90,000   1,489,390
1,579,390    469,758   4/92  2/92  7-27.5

Bridge Coali-
tion              0          0       695,990      133,598         0     829,588
829,588    211,661  12/91  1/92    27.5

Buchanan    722,944     63,275       833,561       34,364    63,275     867,925
931,200    320,083  10/90  7/91  7-27.5

California
Inv. V    5,437,465    401,411    10,824,261       34,554   401,411  10,858,815
11,260,226  2,995,868  03/90  8/92  7-27.5

California
Inv. VII  8,785,684    820,000     9,361,922   16,792,875   803,050  26,154,797
26,957,847  5,079,965  12/93 10/92  7-27.5

Capital
Hsg       1,493,731    178,000     3,131,389       72,579   178,000   3,203,968
3,381,968  1,020,003   1/91  8/91  7-27.5
                                                              F-124

                            Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Capitol
One         691,865     35,000       883,508          470    35,000     883,978
918,978    189,186   8/95  3/95  7-27.5

Carleton
Court     2,788,961     94,360     3,954,231      227,920    94,360   4,182,151
4,276,511    971,497  12/91 12/91    7-34

Carriage
Run       1,318,048     83,980     1,046,960      550,232    83,980   1,597,192
1,681,172    493,720   4/92 10/91  7-27.5

Cedar-
wood      1,411,940     61,698     1,477,659      234,950    61,698   1,712,609
1,774,307    321,633   1/92 10/91  7-27.5
Central
Valley    1,818,795    141,353     2,170,282            0   141,353   2,170,282
2,311,635    410,099  12/91  1/92    5-50

Chapar-
ral         693,383     38,972       863,939        3,510    38,972     867,449
906,421    168,973   7/91  8/91    7-50

College
Green     3,755,429    225,000     6,774,847       44,234   225,000   6,819,081
7,044,081  1,261,402   8/95  3/95  7-27.5

Colorado
City        540,508     30,000       608,138       17,461    30,000     625,599
655,599    133,168  10/91 10/91    7-40

Cotton
wood        652,341     40,000       775,242        3,710    40,000     778,952
818,952    164,160   7/91 10/91    7-40
                                                              F-125

                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Crystal
Sprgs     1,299,948     60,000     1,574,032       17,595    60,000   1,591,627
1,651,627    390,106  1/92  1/92   7-27.5

Davis
Vlg       1,164,658     55,000     1,456,778            0    55,000   1,456,778
1,511,778    345,972  9/93  1/93     5-30

Derby
Hsg       1,767,830    165,000     3,451,914       43,787   165,000   3,495,701
3,660,701  1,107,747  9/91  6/91   7-27.5

Deven-
wood        869,864     76,000     1,215,772        5,541    76,000   1,221,313
1,297,313    343,324  1/93  7/92     N/A

Duncan
Vlg       1,133,150     83,875     1,391,226          775    83,875   1,392,001
1,475,876    319,032 11/93  1/93     5-30

Edison
Village   1,193,691     46,536     1,425,180       51,581    46,536   1,476,761
1,523,297    464,075  2/92  7/91   7-27.5

Excel-
sior        621,345     70,000       704,252       10,279    70,000     714,531
784,531    273,849  4/91  2/92   7-27.5

Four Oaks
Hsg         890,223     48,000     1,063,004        3,730    73,083   1,066,734
1,139,817    316,377  6/92  3/92   7-27.5

                                                              F-126


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Franklin
Vista       925,585     49,520     1,130,261        9,495    49,520   1,139,756
1,189,276    238,369  4/92  1/92   7-27.5

Friend-
ship      1,434,472    195,314     1,639,123      161,062   213,230   1,800,185
2,013,415    736,112  6/91  1/92   7-27.5

Glenhaven
Park        657,856    195,000       834,120      (65,649)  195,000     768,471
963,471    210,678  6/89  1/94   7-27.5

Harrison
City      1,475,228     35,521     1,792,881       94,985    35,521   1,887,866
1,923,387    567,151  9/92  7/92   7-27.5

Haven Park
Part-
ners II     486,100    225,000     1,045,411            0   225,000   1,045,411
1,270,411    408,485  6/89  1/94   7-27.5

Haven Park
Partners
III         488,600    225,000     1,177,089            0   225,000   1,177,089
1,402,089    287,023 12/89  1/94   7-27.5

Haven Park
Part-
ners IV     392,861    180,000       874,413            0   180,000     874,413
1,054,413    204,859  6/90  1/94   7-27.5

Hessmer     906,870     35,000       380,289      799,688    35,000   1,179,977
1,214,977    235,453  4/92 12/91     7-40
                                                              F-127


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Hillmont
Village     881,678     38,000       911,697      160,272    38,000   1,071,969
1,109,969    337,553  1/92  9/91   7-27.5

Hughes
Springs     785,196     35,000       947,230            0    35,000     947,230
982,230    197,321  8/91 10/91     7-40

Hunters
Run       1,441,146    120,000     1,169,479      537,695   120,000   1,707,174
1,827,174    541,026  2/92 12/91   7-27.5

Indepen-
dence     1,080,468    103,901     1,237,331       66,310   103,901   1,303,641
1,407,542    432,836  6/91  8/91   7-27.5

Jarratt     829,402     55,926     1,028,925      (67,608)   55,926     961,317
1,017,243    306,806 12/91 10/91   7-27.5

Kilmar-
nock        761,968     44,000       969,309            0    44,000     969,309
1,013,309    335,007  4/91  7/91   7-27.5

King
Fisher      166,749     21,000       198,768            0    21,000     198,768
219,768     49,263 12/93  1/93     5-30

La Gama
Del
Bario       669,485    110,000     1,020,084       46,465   110,000   1,066,549
1,176,549    282,102  8/92  6/92   7-27.5

                                                              F-128


                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Lake Isa-
bella     1,987,386    360,000     2,036,815      229,471   360,000   2,266,286
2,626,286     434,298  1/92   9/91     5-50

Lakeview
Meadows   1,554,987     99,580     2,665,491       19,118    99,580   2,684,609
2,784,189     901,233  6/92   1/92    12-40

Lakewood
Terr      3,735,725    124,707     2,257,609    4,599,778   124,707   6,857,387
6,982,094   1,906,714  8/89  11/93   5-27.5

Lexington
Park      4,816,430    500,000     7,754,757      109,722   500,000   7,864,479
8,364,479   1,554,155 12/93  11/91   7-27.5

Lexington
Vlg         209,048     23,814       246,703            0    23,814     246,703
270,517      62,926 11/93   1/93     5-30

Lonaconing1,479,793    113,305       181,203    1,558,889   113,305   1,740,092
1,853,397     354,170  9/92  12/91   5-27.5

Louis
Assocs.     812,189     13,720     1,038,651        6,116    13,720   1,044,767
1,058,487     277,618  1/92   3/92   7-27.5

Maidu     2,090,461     56,500     5,108,838       91,013    56,500   5,199,851
5,256,351   1,699,908 12/91   1/92   7-27.5

Marion
Mnr       1,001,697     50,000     1,237,671       24,937    50,000   1,262,608
1,312,608     241,521  6/92   2/92   7-27.5

                                                               F-129
                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Maysville
Vlg         217,050     25,920       255,681            0     25,920     255,681
281,601     65,415 10/93  1/93     5-30

McComb
Fam       1,001,739     30,000     1,226,748       34,531     30,000   1,261,279
1,291,279    345,210 10/91 10/91    7-27.5

Mon-
tague     1,136,369          0     1,493,360      100,912     22,223   1,594,272
1,616,495    453,441 12/91 12/91      5-30

Navapai     880,007     53,480     1,073,287       25,572     53,480   1,098,859
1,152,339    239,275  4/91  6/91      7-50

Nevada
City      3,535,593    492,000     3,954,179      130,975    492,000   4,085,154
4,577,154    741,024 10/91  1/91    5-27.5

New
River     1,479,584     46,400     1,279,522      519,597     46,400   1,799,119
1,845,519    392,552  2/92  8/91    7-27.5

Newel-
lton        939,609     57,600     1,161,263       23,799     57,600   1,185,062
1,242,662    237,565  4/92  2/92      7-40

Oakland
Vlg         849,410     38,400     1,021,589        1,761     58,014   1,023,350
1,081,364    293,698  8/92  5/92    7-27.5

                                                                  F-130



                             Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Okemah
Vlg         689,165     27,752       872,256            0     27,752     872,256
900,008    209,146  5/93  1/93   7-27.5

One
North-
ridge     2,095,662    190,000     3,051,424      115,033    190,000   3,166,457
3,356,457    813,342  2/92  1/92   7-27.5

Park-
wood      2,966,477    316,667     4,358,381        9,432    316,667   4,367,813
4,684,480  1,513,728  5/91 10/91   7-27.5

Pine-
ridge       984,013     31,500       494,515      715,923     31,500   1,210,438
1,241,938    216,249  3/92 10/91   7-27.5

Pittsfield
Park      1,043,033    204,900       781,557      577,381     58,000   1,358,938
1,416,938    329,613  6/92 12/91     5-30

Planta-
tion IV   1,415,182     77,000     1,697,631       22,624     77,000   1,720,255
1,797,255    558,413  11/91 12/91  7-27.5

Portville
Square      914,145     66,206     1,068,007       30,843     66,206   1,098,850
1,165,056    239,347   3/92  3/92  7-27.5

Prague
Vlg         114,599     10,500       157,060            0     10,500     157,060
167,560     42,351   3/93  1/93  7-27.5
                                                              F-131



                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Rainer
Manor     2,637,737    521,000     5,852,852       47,394    521,000   5,900,246
6,421,246  1,193,964  1/93  3/92   7-27.5

Rosen-
berg      1,796,276    452,000    10,701,246   (8,502,063)   415,000   2,199,183
2,614,183    191,280  1/92 12/91   7-27.5

Rosewood
Manor     1,434,376    175,000     1,605,480       10,249    175,000   1,615,729
1,790,729    519,841 11/91 12/91   7-27.5

San
Jacinto   2,364,590    288,000     2,694,130      105,463    288,000   2,799,593
3,087,593    567,439 10/91  1/92     5-50

Schroon
Lake      1,073,067     78,000     1,318,831       33,971     78,000   1,352,802
1,430,802    384,776  1/92 11/91     5-50
Scott
Part-
ners      1,095,646     60,000     1,171,445      576,851     60,000   1,748,296
1,808,296    419,827 11/91 10/91   7-27.5

Sioux
Falls     1,034,357     82,406     2,233,596       25,817     82,406   2,259,413
2,341,819    726,297 10/91 11/91   7-27.5

                                                                F-132






                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                     Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Smith-
ville     1,240,971     79,790     1,465,210       41,778     79,790   1,506,988
1,586,778    576,195   5/91  2/92  7-27.5

South
Fulton      662,689     34,000       794,896        5,885     34,000     800,781
834,781    219,301   8/91 10/91  7-27.5

Standard-
ville       583,883     29,500       691,006            0     29,500     691,006
720,506    166,956  11/91  4/92    5-40

St.
Barnabas  1,198,577     43,335     1,520,445        2,648     43,335   1,523,093
1,566,428    278,337  12/91 10/91  7-27.5

Summerlane  858,209     48,700     1,010,651        3,038     48,700   1,013,689
1,062,389    327,625  11/91  7/91  7-27.5

Tionesta
Manor     1,424,331    229,850     1,666,675       88,150    229,850   1,754,825
1,984,675    575,435   1/92  2/92  7-27.5

Titus-
ville     1,236,258     85,280     1,235,975      243,578     85,280   1,479,553
1,564,833    469,103   1/92 12/91  7-27.5

Toano III   707,473     56,266       874,381        2,610     56,266     876,991
933,257    304,481   7/91  7/91  7-27.5

Topsham   1,124,516    135,552     1,458,644        8,017    135,552   1,466,661
1,602,213    304,660   8/92 11/91   10-40

                                                               F-133
Boston Capital Tax Credit Fund II Limited Partnership - Series 14
                                    Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
---------------------------------------------
Townview  1,375,363     87,238     1,713,135      124,172     87,238   1,837,307
1,924,545   424,506   10/91  9/91  5-27.5

Tyrone
Hsg       1,479,270    138,700     1,850,252       62,648     49,050   1,912,900
1,961,950   418,833    1/92 12/91    5-40

Vic-
toria     1,387,395     12,500     1,733,581        7,361     12,500   1,740,942
1,753,442   525,441    6/92  1/92  5-27.5

Village
Terrace     705,445     63,000     1,529,691          800     63,000   1,530,491
1,593,491   494,013    9/91  5/92    5-40

Washing-
ton       1,175,802     72,396     1,494,696        2,410     72,396   1,497,106
1,569,502   492,349    8/91  7/91    7-27

Wesley
Vlg       1,309,297     44,750       347,831    1,253,193     44,750   1,601,024
1,645,774   343,836    6/92 10/91  5-27.5

Wild-
wood      1,260,218     94,949     1,498,290        8,858     94,949   1,507,148
1,602,097   360,955   10/91 10/91    5-40

Woodfield
Commons     750,534     66,533     2,478,583      131,212     66,533   2,609,795
2,676,328   596,618    6/91  9/91   12-40

Wood-
side      1,209,330     44,000     1,472,335        9,013     44,000   1,481,348
1,525,348   482,053   10/91 11/91  7-27.5
                                                                F-134
                              Boston Capital Tax Credit Fund II Limited
Partnership - Series 14
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized        Gross amount at
which
                         cost to company       costs**        carried at close
of period
                         ---------------    -----------
-----------------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
Descrip-      Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
tion        brances      Land    provements     ments         Land    provements
Total   ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Wynnewood
Vlg         394,176     41,987       521,591           0      41,987     521,591
563,578    130,668  11/93  1/93    5-27.5

York-
shire       921,054     29,265     1,079,451      30,957      29,265   1,110,408
1,139,673    367,012   9/91  8/91    5-27.5

Zin-
master    1,814,108    100,000     3,307,709      13,873     100,000   3,321,582
3,421,582  1,481,827   1/88  1/95    7-27.5

        ----------- ----------   -----------  ----------  ---------- -----------
----------- ----------                               135,243,034 11,491,699
186,719,997  23,119,493  11,119,461 209,839,489 220,958,950 53,590,248
        =========== ==========   ===========  ==========  ========== ===========
=========== ==========

Since the Operating Partnerships maintain a calendar year end, the information on this schedule is as of December 31, 1999.

* - Reduction due to reduced development fee, which reduced the property basis.

***There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.




                                                              F-135

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
                                                                -----------
Balance at close of period - 03/31/98..........................$219,294,513

                              F-137
Notes to Schedule III-Continued
Boston Capital Tax Credit Fund II Limited Partnership - Series 14

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
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/99..........................$220,063,137


Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................     895,813
    Other..........................................           0
                                                    -----------
                                                               $
895,813
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $
0

-----------
Balance at close of period -
03/31/00..........................$220,958,950

===========













                                        F-138




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

Balance at close of period -
3/31/98..............................$40,414,705


Current year expense..................................
$6,624,768

---------

Balance at close of period -
3/31/99..............................$47,039,473


Current year expense..................................
$6,550,775

---------

Balance at close of period -
3/31/00..............................$53,590,248

==========