Form 10-Q
period 2000-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2000-08-15
CIK 853566

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 2000
                                     --------------------
                                             or

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



                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED June 30, 2000
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



             Boston Capital Tax Credit Fund II Limited
Partnership

                                BALANCE SHEETS


                                              June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                            ------------
------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $ 44,899,520        $
46,636,873


OTHER ASSETS
   Cash and cash equivalents                   1,553,191
1,512,272
   Notes Receivable                              543,584
543,584
   Deferred acquisition costs (Note B)         1,112,344
1,092,637
   Other assets                                  787,201
799,453
                                              ----------
----------
                                            $ 48,895,840        $
50,584,819
                                              ==========
==========

LIABILITIES

Accounts Payable                            $      1,380        $
1,380
Accounts Payable - affiliates (Note C)        20,097,942
19,467,919
Capital Contributions payable (Note D)           261,103
261,103
                                              ----------
----------

                                              20,360,425
19,730,402
                                              ----------
----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs, 18,679,738 issued and
     outstanding                              29,866,774
32,162,586

General Partner                               (1,331,359)
(1,308,169)
                                              ----------
----------
                                              28,535,415
30,854,417
                                              ----------
----------

                                            $ 48,895,840        $
50,584,819
                                              ==========
==========

       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                     SERIES 7

----------------------------
                                              June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $  655,426       $
705,120

OTHER ASSETS
Cash and cash equivalents                        1,461
4,929
Notes receivable                                     -
-
Deferred acquisition costs (Note B)                  -
-
Other assets                                    58,503
57,517
                                             ---------
---------

                                            $  715,390       $
767,566
                                             =========
=========
LIABILITIES

Accounts payable                            $        -       $
-
Accounts payable - affiliates (Note C)       1,184,427
1,155,639
Capital contributions payable (Note D)               -
-
                                             ---------
---------
                                             1,184,427
1,155,639
                                             ---------
---------
PARTNERS' CAPITAL
Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 20,000,000
     authorized BACs 1,036,100 and issued
     outstanding                              (374,420)
(294,266)


General Partner                                (94,617)
(93,807)
                                             ---------
---------

                                              (469,037)
(388,073)
                                             ---------
---------

                                            $  715,390       $
767,566
                                             =========
=========


        The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 9

----------------------------
                                                June 30,
March 31,
                                                2000
2000
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,196,537     $
7,491,734


OTHER ASSETS
Cash and cash equivalents                        358,439
335,866
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               19,355
19,572
Other assets                                     201,886
204,244
                                              ----------
----------

                                             $ 7,776,217     $
8,051,416
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         4,752,674
4,608,729
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               4,752,674
4,608,729
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 4,178,029 and issued
    outstanding                                3,353,647
3,768,600

General Partner                                 (330,104)
(325,913)
                                              ----------
----------

                                               3,023,543
3,442,687
                                              ----------
----------
                                             $ 7,776,217     $
8,051,416
                                              ==========
==========


        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                              BALANCE SHEETS

                                                       SERIES 10

----------------------------
                                                June 30,
March 31,
                                                2000
2000
ASSETS                                       (Unaudited)
(Audited)
                                             -----------
---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 6,681,160     $
6,885,117

OTHER ASSETS
Cash and cash equivalents                        122,191
121,866
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               76,571
77,431
Other assets                                      43,296
42,154
                                              ----------
----------

                                             $ 6,923,218     $
7,126,568
                                              ==========
==========
LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         3,139,374
3,050,496
Capital contributions payable (Note D)                 -
-
                                              ----------
----------
                                               3,139,374
3,050,496
                                              ----------
----------

PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,428,925 and issued
    outstanding                                3,956,818
4,246,124


General Partner                                 (172,974)
(170,052)
                                              ----------
----------

                                               3,783,844
4,076,072
                                              ----------
----------

                                             $ 6,923,218     $
7,126,568
                                              ==========
==========


       The accompanying notes are an integral part of these statements.

       Boston Capital Tax Credit Fund II Limited Partnership

                           BALANCE SHEETS

                                                      SERIES 11

----------------------------
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $ 7,852,623     $
8,097,883

OTHER ASSETS

Cash and cash equivalents                        386,662
389,019
Notes receivable                                       -
-
Deferred acquisition costs (Note B)               70,658
39,247
Other assets                                      38,811
68,870
                                              ----------
----------
                                             $ 8,348,754     $
8,595,019
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,358,934
2,277,513
Capital contributions payable (Note D)            22,528
22,528
                                              ----------
----------
                                               2,381,462
2,300,041
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,489,599 issued and
    outstanding                                6,122,304
6,446,713

General Partner                                 (155,012)
(151,735)
                                              ----------
----------

                                               5,967,292
6,294,978
                                              ----------
----------

                                             $ 8,348,754     $
8,595,019
                                              ==========
==========


          The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund II Limited Partnership

                            BALANCE SHEETS

                                                      SERIES 12

----------------------------
                                                June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
    PARTNERSHIPS (Note D)                    $ 7,950,021     $
8,296,388

OTHER ASSETS
Cash and cash equivalents                         73,216
68,437
Notes receivable                                       -
-
Deferred acquisition costs (Note B)              296,299
299,628
Other assets                                     105,927
105,927
                                               ---------
---------

                                             $ 8,425,463     $
8,770,380
                                              ==========
==========

LIABILITIES

Accounts payable                             $         -     $
-
Accounts payable - affiliates (Note C)         2,965,915
2,868,059
Capital contributions payable (Note D)            11,405
11,405
                                              ----------
----------
                                               2,977,320
2,879,464
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 2,972,795 issued and
    outstanding                                5,650,921
6,089,266

General Partner                                 (202,778)
(198,350)
                                              ----------
----------

                                               5,448,143
5,890,916
                                              ----------
----------

                                             $ 8,425,463     $
8,770,380
                                              ==========
==========


       The accompanying notes are an integral part of these statements.

        Boston Capital Tax Credit Fund II Limited Partnership

                         BALANCE SHEETS


                                                     SERIES 14

----------------------------
                                               June 30,
March 31,
                                               2000
2000
                                            (Unaudited)
(Audited)
                                            ------------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $14,563,753
$15,160,631

OTHER ASSETS

Cash and cash equivalents                        611,222
592,155
Notes receivable                                 543,584
543,584
Deferred acquisition costs (Note B)              649,461
656,759
Other assets                                     338,778
320,741
                                              ----------
----------

                                             $16,706,798
$17,273,870
                                              ==========
==========

LIABILITIES

Accounts payable                             $     1,380     $
1,380
Accounts payable - affiliates (Note C)         5,696,618
5,507,483
Capital contributions payable (Note D)           227,170
227,170
                                              ----------
----------
                                               5,925,168
5,736,033
                                              ----------
----------
PARTNERS' CAPITAL
Limited Partners
    Units of limited partnership interest,
    $10 stated value per BAC; 20,000,000
    authorized BACs, 5,574,290 issued and
    outstanding                               11,157,504
11,906,149

General Partner                                 (375,874)
(368,312)
                                              ----------
----------
                                              10,781,630
11,537,837
                                              ----------
----------
                                             $16,706,798
$17,273,870
                                              ==========
==========


      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                                (Unaudited)



                                             2000         1999
                                             ----         ----

Income
  Interest income                       $    12,825   $    15,657
  Other Income                                3,613         3,739
                                         ----------    ----------
                                             16,438        19,396
Share of loss from Operating
  Partnerships (Note D)                  (1,731,095)
(1,999,509)
                                         ----------    ----------
Expenses
  Partnership management fees (Note C)      528,521       557,103
  Amortization                               12,139        12,139
  General and administrative expenses        63,685        68,185
                                         ----------    ----------

                                            604,345       637,427
                                         ----------    ----------


  NET LOSS                              $(2,319,002)
$(2,617,540)
                                         ==========    ==========

Net loss allocated to limited
   partners                             $(2,295,812)
$(2,591,365)
                                         ==========    ==========

Net loss allocated to general partner   $   (23,190)  $
(26,175)
                                         ==========    ==========

Net loss per BAC                        $      (.71)  $
(.75)
                                         ==========    ==========





       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                              (Unaudited)

                                                      SERIES 7

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $      40     $
49
  Other Income                                         -
-
                                                --------
--------
                                                      40
49
Share of loss from Operating
  Partnerships (Note D)                          (49,694)
(77,331)
                                                --------
--------

Expenses
  Partnership management fees (Note C)            25,287
28,287
  Amortization                                         -
-
  General and administrative expenses              6,023
2,492
                                                --------
--------

                                                  31,310
30,779
                                                --------
--------


  NET LOSS                                     $ (80,964)
$(108,061)
                                                ========
========

Net loss allocated to limited
  partners                                     $ (80,154)
$(106,980)
                                                ========
========

Net loss allocated to general partner          $    (810)    $
(1,081)
                                                ========
========

Net loss per BAC                               $    (.08)    $
(.10)
                                                ========
========






        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 9

----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                            $    2,856    $
3,764
  Other Income                                    2,329
2,490
                                               --------
--------
                                                  5,185
6,254
Share of loss from Operating
  Partnerships (Note D)                        (294,850)
(384,748)
                                               --------
--------

Expenses
  Partnership management fees (Note C)          119,560
127,830
  Amortization                                      217
217
  General and administrative expenses             9,702
11,680
                                               --------
--------

                                                129,479
139,727
                                               --------
--------


  NET LOSS                                   $ (419,144)  $
(518,221)
                                               ========
=========

Net loss allocated to limited partners       $ (414,953)  $
(513,039)
                                               ========
=========

Net loss allocated to general partner        $   (4,191)  $
(5,182)
                                               ========
=========

Net loss per BAC                             $     (.10)  $
(.12)
                                               ========
=========





       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund II Limited Partnership

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                               (Unaudited)


                                                     SERIES 10

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                             $   1,270     $
1,104
  Other income                                        -
150
                                               --------
--------
                                                  1,270
1,254
Share of loss from Operating
  Partnerships (Note D)                        (203,606)
(91,259)
                                               --------
--------

Expenses
  Partnership management fees (Note C)           81,535
85,378
  Amortization                                      860
860
  General and administrative expenses             7,497
7,580
                                               --------
--------

                                                 89,892
93,818
                                               --------
--------


  NET LOSS                                    $(292,228)
$(183,823)
                                               ========
========

Net loss allocated to limited partner         $(289,306)
$(181,985)
                                               ========
========

Net loss allocated to general partner         $  (2,992)    $
(1,838)
                                               ========
========

Net loss per BAC                              $    (.12)    $
(.07)
                                               ========
========





       The accompanying notes are an integral part of these statements.

           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                                (Unaudited)


                                                     SERIES 11

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                             $   2,787     $
3,397
  Other Income                                        -
915
                                               --------
--------
                                                  2,787
4,312
Share of loss from Operating
  Partnerships (Note D)                        (245,261)
(220,740)
                                               --------
--------

Expenses
  Partnership management fees (Note C)           78,120
75,330
  Amortization                                      436
436
  General and administrative expenses             6,656
5,815
                                               --------
--------

                                                 85,212
81,581
                                               --------
--------


  NET LOSS                                    $(327,686)
$(298,009)
                                               ========
========

Net loss allocated to limited partner         $(324,409)
$(295,029)
                                               ========
========

Net loss allocated to general partner         $  (3,277)    $
(2,980)
                                               ========
========

Net loss per BAC                              $    (.13)    $
(.12)
                                               ========
=========







       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                             (Unaudited)

                                                      SERIES 12

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                             $     399     $
461
  Other Income                                        -
150
                                               --------
--------
                                                    399
611
Share of loss from Operating
  Partnerships (Note D)                        (345,645)
(313,831)
                                               --------
--------

Expenses
  Partnership management fee (Note C)            77,092
88,202
  Amortization                                    3,329
3,329
  General and administrative expenses            17,106
7,719
                                               --------
--------

                                                 97,527
99,250
                                               --------
--------


  NET LOSS                                    $(442,773)
$(412,470)
                                               ========
========

Net loss allocated to limited partner         $(438,345)
$(408,345)
                                               ========
========

Net loss allocated to general partner         $  (4,428)    $
(4,125)
                                               ========
========

Net loss per BAC                              $    (.15)    $
(.14)
                                               ========
========






       The accompanying notes are an integral part of these statements.

         Boston Capital Tax Credit Fund II Limited Partnership

                     STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)


                                                      SERIES 14

----------------------
                                                 2000
1999
                                                 ----
----
Income
  Interest income                           $     5,473    $
6,882
  Other Income                                    1,284
34
                                              ---------
---------
                                                  6,757
6,916
Share of loss from Operating
  Partnerships (Note D)                        (592,039)
(911,600)
                                              ---------
---------

Expenses
  Partnership management fees (Note C)          146,927
152,076
  Amortization                                    7,297
7,297
  General and administrative expenses            16,701
32,899
                                              ---------
---------

                                                170,925
192,272
                                              ---------
---------


  NET LOSS                                  $  (756,207)
$(1,096,956)
=========     =========

Net loss allocated to limited partner       $  (748,645)
$(1,085,986)
                                              =========
=========

Net loss allocated to general partner       $    (7,562)  $
(10,970)
                                              =========
=========

Net loss per BAC                            $      (.14)  $
(.20)
                                              =========
=========








       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 2000
                                 (Unaudited)



                                               General
                                Assignees      Partner      Total
                                ---------      -------      -----


Partners' capital (deficit),
    April 1, 2000            $ 32,162,586   $(1,308,169)
$30,854,417


    Net loss                   (2,295,812)      (23,190)
(2,319,002)
                               ----------     ----------
----------


Partners' capital (deficit),
   June 30, 2000             $ 29,866,744   $(1,331,359)
$28,535,415
                               ==========     =========
==========

























       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund II Limited
Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30, 2000
                                 (Unaudited)


                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 7
--------

Partners' capital (deficit),
    April 1, 2000             $  (294,266)    $ (93,807)   $
(388,073)

Net loss                          (80,154)         (810)
(80,964)
                                ---------       --------
---------
Partners' capital (deficit),
     June 30, 2000            $  (374,420)    $ (94,617)   $
(469,037)
                                =========       ========
=========

Series 9
--------

Partners' capital (deficit),
    April 1, 2000             $ 3,768,600     $(325,913)  $
3,442,687

Net loss                         (414,953)       (4,191)
(419,144)
                               ----------       -------
----------

Partners' capital (deficit),
    June 30, 2000             $ 3,353,647     $(330,104)  $
3,023,543
                               ==========      ========
==========

Series 10
--------

Partners' capital (deficit),
    April 1, 2000             $ 4,246,124     $(170,052)  $
4,076,072

Net loss                         (289,306)       (2,922)
(292,228)
                               ----------      --------    ------
----
Partners' capital (deficit),
    June 30, 2000             $ 3,956,818     $(172,974)  $
3,783,844
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

                                     16
            Boston Capital Tax Credit Fund II Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30, 2000
                                 (Unaudited)



                                 Limited       General
                                 Partners      Partner      Total
                                 --------      -------      -----
Series 11
--------

Partners' capital (deficit),
    April 1, 2000             $ 6,446,713     $(151,735)  $
6,294,978

Net loss                         (324,409)       (3,277)
(327,686)
                               ----------      --------    -
----------
Partners' capital (deficit),
    June 30, 2000             $ 6,122,304     $(155,012)  $
5,967,292                                        ==========
========    ==========

Series 12
--------

Partners' capital (deficit),
    April 1, 2000             $ 6,089,266     $(198,350)  $
5,890,916

Net loss                         (438,345)       (4,428)
(442,773)
                               ----------      --------    -
----------

Partners' capital (deficit),
    June 30, 2000             $ 5,650,921     $(202,778)  $
5,448,143                                        ==========
========    ==========

Series 14
--------

Partners' capital (deficit),
    April 1, 2000             $11,906,149     $(368,312)
$11,537,837

Net loss                         (748,645)       (7,562)
(756,207)                                       ----------
--------   -----------

Partners' capital (deficit),
   June 30, 2000              $11,157,504     $(375,874)
$10,781,630
                               ==========      ========
==========


       The accompanying notes are an integral part of these statements.

                                     17



           Boston Capital Tax Credit Fund II Limited Partnership

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                              (Unaudited)

                                             2000
1999
                                             ----
----
Cash flows from operating activities:
    Net loss                             $ (2,319,002)  $
(2,617,540)
    Adjustments
       Distributions from Operating
         Partnerships                           6,260
20,147
       Amortization                            12,139
12,139
       Share of loss from Operating
Partnerships                      1,731,095      1,999,509
    Changes in assets and liabilities
       Increase in accounts payable
         and accrued expenses                 630,022
751,124
       Decrease (Increase) in other
         assets                               (19,595)
(126,858)
       Decrease (Increase) in prepaid
         Expenses                                   -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                40,919
38,521
                                           ----------
----------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
     (refunded to)Operating Partnerships          -     (6,743)
               ----------     ----------
         Net cash (used in) provided by
           investing activities                     -
(6,743)
                                            ----------     ------
----

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                40,919
31,778

Cash and cash equivalents, beginning        1,512,272
1,590,545
                                            ---------
----------
Cash and cash equivalents, ending        $  1,553,191    $
1,622,323
                                          ==========
==========


        The accompanying notes are an integral part of these
statements.
                                     18
             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                  (Unaudited)
                                                    Series 7

-------------------------
                                                2000
1999
                                                ----
----
Cash flows from operating activities:
    Net loss                                $  (80,964)   $
(108,061)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                                  -
-
       Share of loss from Operating
         Partnerships                           49,694
77,331
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses           28,788
39,533
       Decrease (Increase) in other
         assets                                   (986)
(9,923)
       Decrease (Increase) in prepaid                -
-
         expenses                             --------
---------

       Net cash (used in) provided by
         operating activities                   (3,468)
(1,120)
                                              --------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from Operating
       Partnerships                                  -
-
     Credit adjusters received from Operating
       Partnerships                                  -
-
                                              --------
---------
         Net cash (used in) provided by
           investing activities                      -
-
                                              --------     ------
---


         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (3,468)
(1,120)

Cash and cash equivalents, beginning             4,929
8,529
                                              --------
---------
Cash and cash equivalents, ending            $   1,461    $
7,409
                                              ========
=========



     The accompanying notes are an integral part of these
statements.
                                   19
             Boston Capital Tax Credit Fund II Limited
Partnership

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                  (Unaudited)


                                                    Series 9

-------------------------
                                                2000
1999
                                                ----
----
Cash flows from operating activities:
    Net loss                               $  (419,144)   $
(518,221)
    Adjustments
       Distributions from Operating
         Partnerships                              347
1,020
       Amortization                                217
217
       Share of loss from Operating
          Partnerships                         294,850
384,748
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          143,945
143,946
       Decrease (Increase) in other
         assets                                  2,358
41
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                             ---------
---------
         Net cash (used in) provided by
           operating activities                 22,573
11,751
                                             ---------
---------
Cash flows from investing activities:
    Capital contributions paid to
       Operating Partnerships                        -
-
    Advances (made to) repaid from
       Operating Partnerships                        -
-
    Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
---------
         Net cash (used in) provided by
          investing activities                       -
-
                                             ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 22,573
11,751

Cash and cash equivalents, beginning           335,866
396,237
                                             ---------
---------
Cash and cash equivalents, ending          $   358,439     $
407,988
                                             =========
=========



         The accompanying notes are an integral part of these
statements.
                                     20

          Boston Capital Tax Credit Fund II Limited Partnership

                       STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30,
                             (Unaudited)

                                                    Series 10

-------------------------
                                              2000
1999
                                              ----
----
Cash flows from operating activities:
    Net loss                              $  (292,228)   $
(183,823)
    Adjustments
       Distributions from Operating
         Partnerships                             351
684
       Amortization                               860
860
       Share of loss from Operating
          Partnerships                        203,606
91,259
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          88,878
88,882
       Decrease (Increase) in other
         assets                                (1,142)
(939)
       Decrease (Increase) in prepaid
         expenses                                   -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                   325
(3,077)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
     (refunded to)Operating Partnerships           -     (7,350)
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
(7,350)
                                            ---------      ------
---

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                   325
(10,427)

Cash and cash equivalents, beginning          121,866
118,099
                                            ---------
---------
Cash and cash equivalents, ending          $  122,191     $
107,672
                                            =========
=========


        The accompanying notes are an integral part of these
statements.
                                     21
             Boston Capital Tax Credit Fund II Limited
Partnership

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)


                                                    Series 11

-------------------------
                                              2000           1999
                                              ----           ----
Cash flows from operating activities:
    Net loss                              $  (327,686)  $
(298,009)
    Adjustments
       Distributions from Operating
         Partnerships                               -
35
       Amortization                               436
436
       Share of loss from Operating
          Partnerships                        245,261
220,740
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          81,420
81,420
       Decrease (Increase) in other
         assets                                (1,788)
(2,895)
       Decrease (Increase) in
         prepaid expenses                           -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                (2,357)
1,727
                                            ---------
---------
Cash flows from investing activities:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from
       Operating Partnerships                       -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------      ------
---

       INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (2,357)
1,727

Cash and cash equivalents, beginning          389,019
316,711
                                            ---------
---------
Cash and cash equivalents, ending          $  386,662     $
318,438
                                            =========
=========


        The accompanying notes are an integral part of these
statements.
                                     22

               Boston Capital Tax Credit Fund II Limited
Partnership

                          STATEMENTS OF CASH FLOWS
                      Three Months Ended June 30,
                                (Unaudited)
                                                    Series 12

-------------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net loss                              $  (442,773)   $
(412,470)
    Adjustments
       Distributions from Operating
         Partnerships                             722
(5,579)
       Amortization                             3,329
3,329
       Share of loss from Operating
             Partnerships                     345,645
313,831
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          97,856
100,860
       Decrease (Increase) in prepaid
         Expenses                                   -
-
       Decrease (Increase) in other
         assets                                     -
-
                                            ---------
---------
         Net cash (used in) provided by
           operating activities                 4,779
(29)
                                            ---------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances (made to) repaid from Operating
       Partnerships                                 -
-
     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------
---------
         Net cash (used in) provided by
           investing activities                     -
-
                                            ---------
---------
      INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 4,779
(29)

Cash and cash equivalents, beginning           68,437
82,710
                                            ---------
---------
Cash and cash equivalents, ending          $   73,216    $
82,681
                                            =========
=========


        The accompanying notes are an integral part of these statements.

                                     23
             Boston Capital Tax Credit Fund II Limited
Partnership
                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)
                                                    Series 14

-------------------------
                                                2000
1999
                                                ----
----
Cash flows from operating activities:
    Net loss                               $  (756,207)
$(1,096,956)
    Adjustments
       Distributions from Operating
         Partnerships                            4,840
23,987
       Amortization                              7,297
7,297
       Share of loss from Operating
          Partnerships                         592,039
911,600
    Changes in assets and liabilities
       Increase in accounts
         payable and accrued expenses          189,135
296,483
       Decrease (Increase) in other
         Assets                                (18,037)
(113,142)
       Decrease (Increase) in prepaid
         expenses                                    -
-
                                            ----------
---------
         Net cash (used in) provided by
           operating activities                 19,067
29,269
                                            ----------
---------
Cash flows from investing activity:
     Capital contributions paid to
       Operating Partnerships                        -
-
     Advances (made to) repaid from
       Operating Partnerships                        -
-
     Credit adjusters received from
       Operating Partnerships                        -
607
                                            ----------
---------
         Net cash (used in) provided by
           investing activities                      -
607
                                            ----------
---------

        INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 19,067
29,876

Cash and cash equivalents, beginning           592,155
668,259
                                            ----------
---------
Cash and cash equivalents, ending         $    611,222   $
698,135
                                            ==========
=========




       The accompanying notes are an integral part of these statements.

                                     24

            Boston Capital Tax Credit Fund II Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 2000
                                (Unaudited)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30,
2000
and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating
Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.







                                     25

           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 2000
                                (Unaudited)


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

     On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2000, the
Partnership has accumulated unallocated acquisition amortization totaling
$254,948. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2000 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $4,567, $18,067, $9,157,
$69,913, and
$153,244, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership as follows:

     An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating
Partnerships has been
accrued to Boston Capital Asset Management Limited Partnership.
The partnership management fee accrued for the quarters ended
June 30, 2000 and 1999 are as follows:










                                     26
           Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 2000
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - Continued


                                2000           1999
                              --------       --------
               Series  7      $ 28,287       $ 28,287
               Series  9       143,946        143,946
               Series 10        88,878         88,878
               Series 11        81,420         81,420
               Series 12        95,817         95,817
               Series 14       189,135        189,135
                               -------        -------
                              $627,483       $627,483
                               =======        =======


     Accounts payable - affiliates at June 30, 2000 and 1999 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset
Management Limited
Partnership.


      As of June 30, 2000, an affiliate of the general partner advanced a total of $295,245 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. There were no advances made during the quarter ended June 30, 2000. Below is a table that breaks down by series the advances as of June 30, 2000.

                               2000
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




                                     27
    Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2000
                                (Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

     At June 30, 2000 and 1999 the Partnership had limited
partnership
interests in 309 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2000 and 1999 by series is as follows:
                                  2000      1999
                                  ----      ----
                    Series  7       15        15
                    Series  9       55        55
                    Series 10       45        45
                    Series 11       40        40
                    Series 12       53        53
                    Series 14      101       101
                                   ---       ---
                                   309       309
                                   ===       ===

    Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

  The contributions payable at June 30, 2000 and 1999 by series are as
follows:
                              2000            1999
                           ----------      ----------
            Series  7       $       -       $       -
            Series  9               -           4,590
            Series 10               -               -
            Series 11          22,528          22,528
            Series 12          11,405          11,405
            Series 14         227,170         329,894
                            ---------       ---------
                            $ 261,103       $ 368,417
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

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

after the close of each Operating Partnership's quarterly period.
Accordingly, the current financial results available for the Operating
Partnerships are for the three months ended March 31, 2000.

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                 Series 7

---------------------------
                                          2000             1999
                                          ----             ----
Revenues
   Rental                             $   509,945     $
512,907
   Interest and other                      35,181
7,979
                                        ---------
---------
                                          545,125
502,885
                                        ---------
---------
Expenses
  Interest                                187,941
179,124
  Depreciation and amortization           173,857
168,506
  Operating expenses                      339,356
329,976
                                        ---------
---------
                                          701,154
677,605
                                        ---------
---------

          NET LOSS                    $  (156,028)     $
(156,720)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $   (49,694)     $
(77,331)
                                        =========
=========

Net loss allocated to other partners  $    (1,560)     $
(1,567)
                                        =========
=========
Net loss suspended                    $  (104,774)     $
(77,822)
                                        =========
=========
The partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                                    29
            Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 2000
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                              (Unaudited)
                                                Series 9

--------------------------
                                           2000             1999
                                          -----            -----
 Revenues
   Rental                             $ 2,595,081      $
2,509,020
   Interest and other                     108,706
103,642
                                       ----------
----------
                                        2,703,787
2,612,663
                                       ----------
----------
Expenses
  Interest                                775,177
766,172
  Depreciation and amortization           920,157
936,649
  Operating expenses                    1,640,252
1,564,240
                                       ----------
----------
                                        3,335,587
3,267,061
                                       ----------
----------

          NET LOSS                    $  (631,800)     $
(654,399)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (294,850)     $
(384,748)
                                       ==========
==========

Net loss allocated to other partners  $    (6,318)     $
(6,544)
                                       ==========
==========

Net loss suspended                    $  (330,632)     $
(263,106)
                                       ==========
==========

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



                                 30
         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2000
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three Months ended March 31,
                             (Unaudited)

                                                  Series 10

--------------------------
                                          2000             1999
 Revenues                                 ----             ----

   Rental                             $ 1,918,789      $
1,863,758
   Interest and other                     106,595
62,786
                                       ----------
----------
                                        2,025,383
1,926,544
                                       ----------
----------
Expenses
  Interest                                496,779
517,466
  Depreciation and amortization           677,966
579,947
  Operating expenses                    1,209,067
1,055,109
                                       ----------
----------
                                        2,383,812
2,152,521
                                       ----------
----------
          NET LOSS                    $  (358,428)     $
(225,977)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
   Limited Partnership II             $  (203,606)     $
(91,259)
                                       ==========
==========

Net loss allocated to other partners  $    (3,584)     $
(2,260)
                                       ==========
==========

Net loss suspended                    $  (151,238)     $
(132,459)
                                       ==========
==========

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


                                     31
           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 2000
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                   Three months ended March 31,
                          (Unaudited)

                                                Series 11

----------------------------
                                          2000             1999
 Revenues                                 ----             ----
   Rental                             $ 1,624,835      $
1,592,046
   Interest and other                     127,094
99,602
                                       ----------
----------
                                        1,751,929
1,691,648
                                       ----------
----------
Expenses
  Interest                                473,176
512,967
  Depreciation and amortization           626,322
601,178
  Operating expenses                    1,104,935
954,418
                                       ----------
----------

                                        2,204,432
2,068,563
                                       ----------
----------

          NET LOSS                    $  (452,503)     $
(376,915)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (245,261)     $
(220,740)
                                       ==========
==========

Net loss allocated to other partners  $    (4,525)     $
(3,769)
                                       ==========
==========

Net loss suspended                    $  (202,717)     $
(152,406)
                                       ==========
==========


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


                                     32
         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                             (Unaudited)

                                                  Series 12

--------------------------
                                           2000             1999
 Revenues                                  ----             ----
   Rental                             $ 1,827,145      $
1,731,575
   Interest and other                      63,156
77,324
                                        ---------
---------

                                        1,890,301
1,808,899
                                        ---------
---------
Expenses
  Interest                                479,192
505,779
  Depreciation and amortization           710,921
651,745
  Operating expenses                    1,212,824
1,125,728
                                        ---------
---------
                                        2,402,937
2,283,252
                                        ---------
---------

          NET LOSS                    $  (512,637)     $
(474,353)
                                       ==========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund II
   Limited Partnership                $  (345,645)     $
(313,831)
                                        =========
=========
Net loss allocated to other partners  $    (5,126)     $
(4,744)
                                        =========
=========

Net loss suspended                    $  (161,865)     $
(155,778)
=========        =========



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

                                     33

           Boston Capital Tax Credit Fund II Limited Partnership

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                             (Unaudited)

     NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                             (Unaudited)

                                                Series 14
                                       ---
------------------------
                                          2000             1999
 Revenues                                 ----             ----
   Rental                            $  3,803,775      $
3,738,205
   Interest and other                     143,409
163,610
----------       ----------

                                        3,947,184
3,901,815
                                       ----------
----------
Expenses
  Interest                              1,089,153
1,160,087
  Depreciation and amortization         1,253,747
1,591,267
  Operating expenses                    2,502,865
2,327,947
                                       ----------
----------
                                        4,845,765
5,079,301
                                       ----------
----------
          NET LOSS                    $  (898,581)    $
(1,177,486)
                                       ==========
==========
Net loss allocated to Boston
  Capital Tax Credit Fund II
  Limited Partnership                 $  (592,039)     $
(911,600)
                                       ==========
==========

Net loss allocated to other partners  $    (8,986)     $
(11,775)
                                       ==========
==========

Net loss suspended                    $  (297,556)     $
(254,111)
                                       ==========
==========



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

                                     34

         Boston Capital Tax Credit Fund II Limited Partnership

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                              June 30, 2000
                                (Unaudited)

NOTE E - TAXABLE LOSS

The Partnership's taxable loss for the year ended December 31, 2000 is expected to differ from its loss for financial reporting purposes for the fiscal year ended March 31, 2001. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.



































                                     35

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity
---------
The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2000 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

The Partnership has recognized other income as of June 30, 2000 in the amount of $3,613. This total represents distributions received from Operating Partnership for which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $337,469 as payable to affiliates, which represents advances to pay certain third party operating expenses, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series are: $137,809 in series 7, none in series 9 and 10, $401 in series 11, $91,910 in series 12, $107,349 in series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.


Capital Resources
-----------------
The Partnership offered BACs in a Public offering declared
effective by the
Securities and Exchange Commission on October 25, 1989.  The
Partnership
received and accepted subscriptions for $186,337,017 representing
18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.






                                    36
Capital Resources (continued)
-----------------
     As of June 30, 2000 the Partnership had $743,194 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, and number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

                                      Final        Number of
Proceeds Series     Equity        BAC's      Close Date
Properties     Remaining
------   -----------    ---------   ----------    ----------
---------
  7     $ 10,361,000    1,036,100    12/29/89         15
$  1,461
  9       41,574,018    4,178,029    05/04/90         55
358,439
 10       24,288,997    2,428,925    08/24/90         45
122,191
 11       24,735,002    2,489,599    12/27/90         40
22,528
 12       29,710,003    2,972,795    04/30/91         53
11,405
 14       55,728,997    5,574,290    01/27/92        101
227,170
         -----------   ----------                    ---
-------
        $186,398,017   18,679,738                    309
$743,194
         ===========   ==========                    ===
=======




(Series 8)  No BACs with respect to Series 8 were offered.

(Series 13)  No BACs with respect to Series 13 were offered.


Results of Operations
---------------------
As of June 30, 2000 and 1999 the Partnership held limited partnership interests in 309 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston
Capital
Asset Management Limited Partnership in an amount equal to 0.5%
of the
aggregate cost of the apartment complexes owned by the Operating
Partnerships,
less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently
being accrued.  It is anticipated that all outstanding fees will be repaid
from the sale or refinancing proceeds.   The partnership
management fee
incurred for the quarters ended June 30, 2000 and 1999 were $528,521 and
$557,103, respectively.

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

(Series 7)  As of June 30, 2000 and 1999, the average Qualified
Occupancy
for the series was 93.3% and 100%, respectively. The series had a total of 15 properties at June 30, 2000. Out of the total, 14 were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $156,028. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $17,829. This is an interim period estimate; it is not necessarily indicative of the final year end results.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apartments.),suffer from cash flow deficits and the senior mortgage is in default. In an effort to address the delinquency, the Investment General Partner attempted to work with the lender for more favorable terms, but to no avail. Due to the operating deficits and the mortgagor's unwillingness to work with the Investment General Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The first mortgage holder is examining all options available to it, including foreclosure. Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, Series 7 of the Partnership faced recapture of a portion of the credits previously taken. Unless the Investment General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants, future credits will also be lost.


(Series 9)  As of June 30, 2000 and 1999, the average Qualified
Occupancy
for the series was 97.8% and 99.7%, respectively. The series had a total of 55 properties at June 30, 2000. Out of the total, 50 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $631,800. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$288,357. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner of School Street II Limited Partnership (School Street Apts. II) hired a new management company in September 1999 with the goal of improving occupancy and operations. Evictions increased when the new property management company took over, as the previous management company did not pursue delinquent rent and delayed eviction actions. The slow increase in occupancy reflects the new property management's policy of marketing the property very aggressively, while being very selective with prospective tenants. The property's average occupancy was 76% for the first six months of 2000. As part of the debt restructure negotiated in January 1999, the lender required a capital improvement program to be completed by December 1999. Most of the capital improvements have been completed. The lender agreed to extend the deadline for the remaining improvements. The Operating General Partner continues to actively participate in the partnership's operations in order to attain positive cash flow at the property.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apartments) suffer from cash flow deficits and the mortgage is in default. In an effort to address the delinquency, the Investment General Partner attempted to work with the lender for more favorable terms, but to no avail. Due to operating deficits and the mortgagor's unwillingness to work with the Investment General Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank has decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The First mortgage holder is examining all options available to it, including foreclosure, Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, Series 9 of the Partnership faced recapture of a portion of the credits previously taken. Unless the Investment General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants. future credits will also be lost.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) continues to operate at an average occupancy of 63%. The area has an oversupply of affordable rental housing and a poor local economy, which has negatively impacted the property. Without significant structural improvements, that are at this time physically and financial infeasible, the property will not be able to compete effectively in the market. At the end of the first quarter, the property's commercial tenant vacated its space. A new tenant has leased the space as of July 1, at an increased rental rate which should help to offset the residential vacancies. The Operating General Partner continues to financially support the partnership. The Investment General Partner will continue to monitor this situation.

(Series 10)  As of June 30, 2000 and 1999, the average Qualified
Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 45 properties at June 30, 2000, Out of the total,43 were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $358,428. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$319,538. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The audited financial statements for Chuckatuck Square were prepared assuming the partnership will continue as a Going Concern. Despite high occupancy, the property suffers from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property has accumulating payables and is delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development that allows for reduced debt service payments. The reduced debt service requirement, improved rental collection and controlled expenses have allowed the property to reduce the accounts payable from $12,383 as of December 31, 1999 to $7,732 as of July 15, 2000, and fund $9,000 into the replacement reserve account. The tenant receivables have been reduced from $7,305 as of December 31, 1999 to $3,289 as of July 15, 2000. The operating general partner continues to attempt to obtain rental assistance from Rural Development to alleviate the collection/bad debt problem.

(Series 11)  As of June 30, 2000 and 1999 the average Qualified
Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 40 properties at June 30, 2000, Out of the total,39 were at 100%
Qualified Occupancy.


For the three months being reported the series reflects a net loss from the Operating Partnerships of $452,503. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $173,819. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Ivan Woods Limited Partnership(Ivan Woods Senior Apartments) received a Form 8823, Low Income Housing Credit Agencies Report of Non compliance, on September 1, 1999. Presently, the partnership files are in good condition; however, there were five units with non-eligibility issues that occurred during the first eighteen months of occupancy of the building. The non-compliance of five units are being investigated by the present management agent. The management agent is working with the state agency in attempt to rectify the situation.

(Series 12)  As of June 30, 2000 and 1999 the average Qualified
Occupancy for the series was 99.9% and 99.2%, respectively. The series had a total of 53 properties at June 30, 2000, 51 of which were at 100% qualified occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $512,637. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $198,284. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Ivan Woods Limited Partnership(Ivan Woods Senior Apartments) received a Form 8823, Low Income Housing Credit Agencies Report of Non compliance, on September 1, 1999. Presently, the partnership files are in good condition; however, there were five units with non-eligibility issues that occurred during the first eighteen months of occupancy of the building. The non-compliance of five units are being investigated by the present management agent. The management agent is working with the state agency in attempt to rectify the situation.

(Series 14)  As of June 30, 2000 and 1999 the average Qualified
Occupancy for the series was 99.8% and 99.7%, respectively. The series had a
total of 101 properties at June 30, 2000, 97 of which were at
100%
Qualified Occupancy.


For the three months being reported the series reflects a net loss from the
Operating Partnerships of $898,581. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$355,166. This is an interim period estimate; it is not necessarily indicative of the final year end results.


     Lakewood Terrace Limited Partnership (Lakewood Terrace Apartments) operated with a net loss during 1999 primarily as a result of the extensive amount of capital improvements that were made during the year. A portion of the expense was reimbursed from the replacement reserve account but the property funded the balance of the costs through operations. Capital improvements of this magnitude are not anticipated in 2000. Despite the fact that occupancy averaged 97.47% during 1999, the property could not sustain the expenses it incurred and closed the year with high payables on their balance sheet. Occupancy continues to be strong throughout the first six months of 2000 as evidenced by an average of 99.57%. The operating General Partner has been successful in securing a four (4) year contract with HUD and has also been granted a 2.2% rental increase. The increase in rents and continued high occupancy should financially assist the partnership.


     The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven Park Partners III, A California LP (Glenhaven Park III), and Haven Park Partners IV, A California LP (Glenhaven Park) continue to suffer from excessive operating expenses compared to operating income. In an effort to operate the properties in a more cost effective manner, the Investment General Partner has commenced discussions with a local third party management company to assume the role of both Operating General Partners and property manager. If an agreement can be reached it is anticipated that they will take over management of the properties within 30 to 45 days. As a result of repairs to unit interiors, occupancy levels have stabilized. At June 30, 2000 physical occupancy at Haven Park II was 93%. Occupancy at Haven Park III and Haven Park IV as of June 30, 2000 increased to 100%. Occupancy at Glenhaven Park Partners continues to suffer, largely as a result of turnovers associated with evictions. Occupancy as of June 30, 2000 was 83%.



                         41
On April 27, 1998 Woodfield Commons Limited Partnership (Rainbow
Commons Apartments) received a 60-Day letter issued by the IRS stating that the Operating Partnership had not met certain IRC
Section 42 requirements.


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

The Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are of this opinion, it is the opinion of the Investment General Partner that the outcome of the original proceedings coupled with new notices could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote in the annual financial statement(Note H) which is a part of the most recently filed 10-K dated March 31, 2000.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND II LIMITED PARTNERSHIP



                             By:  Boston Capital Associates II
Limited
                                  Partnership



                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   August 15, 2000    By:  /S/ John P. Manning
                                  --------------------
                                  John P. Manning,
                                  Partner & Principal Financial
                                  Officer