Form 10-Q
period 2000-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2000-11-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2000

                                              or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-19443

BOSTON CAPITAL TAX CREDIT FUND II LIMITIED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	04-3066791
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	_

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2000 *

BALANCE SHEETS *

Series 7 *

Series 9 *

Series 10 *

Series 11 *

Series 12 *

Series 14 *

STATEMENTS OF OPERATIONS *

Three Months Ended SEPTEMBER 30, *

Series 7 *

Series 9 *

Series 10 *

Series 11 *

Series 12 *

Series 14 *

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 16

Series 7 17

Series 9 17

Series 10 18

Series 11 18

Series 12 19

Series 14 19

STATEMENTS OF CASH FLOWS 20

THREE Months Ended SEPTEMBER 30, 20

Series 7 *

Series 9 24

Series 10 26

Series 11 28

Series 12 *

Series 14 *

NOTES TO FINANCIAL STATEMENTS *

NOTE A - ORGANIZATION *

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES *

Investment Securities *

Cost

NOTE C - RELATED PARTY TRANSACTIONS 34

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS 35

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS 37

Series 7 37

Series 9 38

Series 10 39

Series 11 40

Series 12 *

Series 14 *

Liquidity 54

Capital Resources 54

Results of Operations 55

PART II - OTHER INFORMATION 60

SIGNATURES 61

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 43,803,469	$ 46,636,873

OTHER ASSETS
Cash and cash equivalents	1,408,746	1,512,272

Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	1,068,356	1,092,637
Other assets	854,990	799,453
	$47,679,145	$50,584,819

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	20,743,636	19,467,919
Capital contributions payable (Note D)	261,103	261,103
	21,006,119	19,730,402

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	28,023,009	32,162,586
General Partner	(1,349,983)	(1,308,169)
	26,673,026	30,854,417
	$47,679,145	$50,584,819

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$604,512	$705,120

OTHER ASSETS
Cash and cash equivalents	6,270	4,929

Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	60,604	57,517
	$671,386	$767,566

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,228,539	1,155,639
Capital contributions payable (Note D)	-	-
	1,228,539	1,155,639

PARTNERS' CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(461,655)	(294,266)
General Partner	(95,498)	(93,807)
	(557,153)	(388,073)
	$671,386	$767,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,948,146	$7,491,734

OTHER ASSETS
Cash and cash equivalents	341,756	335,866

Notes receivable	-	-
Deferred acquisition costs (Note B)	19,138	19,572
Other assets	204,874	204,244
	$7,513,914	$8,051,416

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,896,625	4,608,729
Capital contributions payable (Note D)	-	-
	4,896,625	4,608,729

PARTNERS' CAPITAL
Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	2,951,456	3,768,600
General Partner	(334,167)	(325,913)

	2,617,289	3,442,687
	$7,513,914	$8,051,416

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,591,693	$6,885,117

OTHER ASSETS
Cash and cash equivalents	113,261	121,866

Notes receivable	-	-
Deferred acquisition costs (Note B)	75,710	77,431
Other assets	40,091	42,154
	$6,820,755	$7,126,568

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,228,252	3,050,496
Capital contributions payable (Note D)	-	-
	3,228,252	3,050,496

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	3,767,391	4,246,124
General Partner	(174,888)	(170,052)
	3,592,503	4,076,072
	$6,820,755	$7,126,568

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,653,981	$ 8,097,883

OTHER ASSETS
Cash and cash equivalents	374,403	389,019

Notes receivable	-	-
Deferred acquisition costs (Note B)	38,374	39,247
Other assets	65,533	68,870
	$8,132,291	$8,595,019

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,440,354	2,277,513
Capital contributions payable (Note D)	22,528	22,528
	2,462,882	2,300,041

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	5,827,400	6,446,713
General Partner	(157,991)	(151,735)
	5,669,409	6,294,978
	$8,132,291	$8,595,019

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,738,006	$ 8,296,388

OTHER ASSETS
Cash and cash equivalents	46,459	68,437

Notes receivable	-	-
Deferred acquisition costs (Note B)	292,970	299,628
Other assets	105,927	105,927
	$8,183,362	$8,770,380

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,064,113	2,868,059
Capital contributions payable (Note D)	11,405	11,405
	3,075,518	2,879,464

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	5,314,025	6,089,266
General Partner	(206,181)	(198,350)
	5,107,844	5,890,916
	$8,183,362	$8,770,380

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$14,267,131	$ 15,160,631

OTHER ASSETS
Cash and cash equivalents	526,597	592,155

Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	642,164	656,759
Other assets	377,961	320,741
	$16,357,437	$17,273,870

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	5,885,753	5,507,483
Capital contributions payable (Note D)	227,170	227,170
	6,114,303	5,736,033

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	10,624,393	11,906,149
General Partner	(381,259)	(368,312)
	10,243,134	11,537,837
	$16,357,437	$17,273,870

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2000	1999

Income
Interest income	$ 13,112	$ 14,169
Other income	-	16,650
	13,112	30,819

Share of loss from Operating Partnerships(Note D)	(1,093,345)	(1,423,204)

Expenses

Fund management fee (Note C)	615,801	586,884
Amortization	12,139	12,139
General and administrative expenses	154,076	201,233
	782,016	800,256

NET LOSS	$(1,862,249)	$(2,192,641)

Net loss allocated to limited partners	$(1,843,627)	$(2,170,715)

Net loss allocated general partner	$ (18,622)	$ (21,926

Net loss per BAC	$ (.59)	$ (.69)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 7

	2000	1999

Income
Interest income	$ 20	$ 47
Other income	-	-
	20	47

Share of loss from Operating Partnerships(Note D)	(50,914)	(53,170)

Expenses

Fund management fee (Note C)	28,287	25,287
Amortization	-	-
General and administrative expenses	8,880	12,755
	37,167	38,042

NET LOSS	$ (88,061)	$ (91,165)

Net loss allocated to limited partners	$ (87,180)	$ (90,253)

Net loss allocated general partner	$ (881)	$ (912)

Net loss per BAC	$ .08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2000	1999

Income
Interest income	$ 2,810	$ 2,363
Other income	-	8,700
	2,810	11,063

Share of loss from Operating Partnerships(Note D)	(245,687)	(327,261)

Expenses

Fund management fee (Note C)	140,446	139,170
Amortization	217	217
General and administrative expenses	22,686	34,424
	163,349	173,811

NET LOSS	$ (406,226)	$ (490,009)

Net loss allocated to limited partners	$ (402,164)	$ (485,109)

Net loss allocated general partner	$ (4,062)	$ (4,900)

Net loss per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2000	1999

Income
Interest income	$ 1,370	$ 1,397
Other income	-	7,800
	1,370	9,197

Share of loss from Operating Partnerships(Note D)	(89,466)	(123,703)

Expenses

Fund management fee (Note C)	81,694	83,242
Amortization	860	860
General and administrative expenses	20,663	30,621
	103,217	114,723

NET LOSS	$ (191,313)	$ (229,229)

Net loss allocated to limited partners	$ (189,400)	$ (226,937)

Net loss allocated general partner	$ (1,913)	$ (7,630)

Net loss per BAC	$ (.08)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2000	1999

Income
Interest Income	$ 2,929	$ 3,396
	-	-
	2,929	3,396

Share of loss from Operating Partnerships(Note D)	(198,643)	(285,381)

Expenses

Fund management fee (Note C)	81,420	80,670
Amortization	436	436
General and administrative expenses	20,313	29,354
	102,169	110,460

NET LOSS	$ (297,883)	$ (392,445)

Net loss allocated to limited partners	$ (294,904)	$ (388,521)

Net loss allocated general partner	$ (2,979)	$ (3,924)

Net loss per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2000	1999

Income
Interest income	$ 376	$ 312
Other income	-	150
	376	462

Share of loss from Operating Partnerships(Note D)	(212,014)	(214,428)

Expenses

Fund management fee (Note C)	95,817	93,817
Amortization	3,329	3,329
General and administrative expenses	29,514	40,246
	128,660	137,392

NET LOSS	$ (340,298)	$ (351,358)

Net loss allocated to limited partners	$ (336,895)	$ (347,844)

Net loss allocated general partner	$ (3,403)	$ (3,514)

Net loss per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2000	1999

Income
Interest income	$ 5,607	$ 6,654
Other income	-	-
	5,607	6,654

Share of loss from Operating Partnerships(Note D)	(296,621)	(419,261)

Expenses

Fund management fee (Note C)	188,137	164,698
Amortization	7,297	7,297
General and administrative expenses	52,020	53,833
	247,454	225,828

NET LOSS	$ (538,468)	$ (638,435)

Net loss allocated to limited partners	$ (533,083)	$ (632,051)

Net loss allocated general partner	$ (5,385)	$ (6,384)

Net loss per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2000	1999

Income
Interest income	$ 25,936	$ 29,826
Other income	3,613	20,390
	29,549	50,216

Share of loss from Operating Partnerships(Note D)	(2,824,440)	3,422,713

Expenses

Fund management fee (Note C)	1,144,322	1,143,986
Amortization	24,281	24,281
General and administrative expenses	217,897	269,419
	1,386,500	1,437,686

NET LOSS	$ 4,181,391	$ (4,810,183)

Net loss allocated to limited partners	$ 4,139,577	$ (4,762,081)

Net loss allocated general partner	$ 41,814	$ (48,102)

Net loss per BAC	$ (1.31)	$ (1.45)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 7

	2000	1999

Income
Interest income	$ 60	$ 96
Other income	-	-
	60	96

Share of loss from Operating Partnerships(Note D)	(100,608)	130,501

Expenses

Fund management fee (Note C)	53,574	53,574
Amortization	-	-
General and administrative expenses	14,958	15,247
	68,532	68,821

NET LOSS	$ (169,080)	$ (199,226)

Net loss allocated to limited partners	$ (167,389)	$ (197,234)

Net loss allocated general partner	$ (1,691)	$ (1,992)

Net loss per BAC	$ (.16)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2000	1999

Income
Interest income	$ 5,666	$ 6,127
Other income	2,329	11,190
	7,995	17,317

Share of loss from Operating Partnerships(Note D)	(540,537)	(712,009)

Expenses

Fund management fee (Note C)	260,006	267,000
Amortization	435	435
General and administrative expenses	32,415	46,104
	292,856	313,359

NET LOSS	$ (825,398)	$ (1,008,231)

Net loss allocated to limited partners	$ (817,144)	$ (998,149)

Net loss allocated general partner	$ (8,254)	$ (10,082)

Net loss per BAC	$ (.20)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2000	1999

Income
Interest income	$ 2,640	$ 2,501
Other income	-	7,950
	2,640	10,451

Share of loss from Operating Partnerships(Note D)	(293,072)	(214,962)

Expenses

Fund management fee (Note C)	163,229	168,620
Amortization	1,721	1,721
General and administrative expenses	28,187	38,201
	193,137	208,542

NET LOSS	$(483,569)	$ (413,053)

Net loss allocated to limited partners	$(478,733)	$ (408,922)

Net loss allocated general partner	$ (4,836)	$ (4,131)

Net loss per BAC	$ (.20)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2000	1999

Income
Interest income	$ 5,716	$ 6,793
Other income	-	916
	5,716	7,709

Share of loss from Operating Partnerships(Note D)	(443,904)	(506,121)

Expenses

Fund management fee (Note C)	159,540	156,000
Amortization	872	872
General and administrative expenses	26,969	35,170
	187,381	192,042

NET LOSS	$ (625,569)	$ (690,454,)

Net loss allocated to limited partners	$ (619,313)	$ (683,549)

Net loss allocated general partner	$ (6,256)	$ (6,905)

Net loss per BAC	$ (.25)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2000	1999

Income
Interest income	$ 775	$ 773
Other income	-	300
	775	1,073

Share of loss from Operating Partnerships(Note D)	(557,659)	(528,259)

Expenses

Fund management fee (Note C)	172,909	182,019
Amortization	6,658	6,658
General and administrative expenses	46,621	47,965
	226,188	236,642

NET LOSS	$ (783,072)	$ (763,828)

Net loss allocated to limited partners	$ (775,241)	$ (756,190)

Net loss allocated general partner	$ (7,831)	$ (7,638)

Net loss per BAC	$ (.26)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2000	1999

Income
Interest income	$ 11,079	$ 13,536
Other income	1,284	34
	12,363	13,570

Share of loss from Operating Partnerships(Note D)	(888,660)	(1,330,861)

Expenses

Fund management fee (Note C)	335,064	316,773
Amortization	14,595	14,595
General and administrative expenses	68,747	86,732
	418,406	418,100

NET LOSS	$(1,294,703)	$(1,735,391)

Net loss allocated to limited partners	$(1,281,756)	$(1,718,037)

Net loss allocated general partner	$ (12,947)	$ (17,354)

Net loss per BAC	$ (.23)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2000	$ 32,162,586	$ (1,308,169)	$ 30,854,417

Net income (loss)	(4,139,577)	(41,814)	(4,181,391)

Partners' capital (deficit), September 30, 2000	$ 28,023,009	$ (1,349,983)	$ 26,673,026

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2000	$ (294,266)	$ (93,807)	$ (388,073)

Net income (loss)	(167,389)	(1,691)	(169,080)

Partners' capital (deficit) September 30, 2000	$ (461,655)	$ (95,498)	$ (557,153)

Series 9
Partners' capital (deficit) April 1, 2000	$ 3,768,600	$ (325,913)	$ 3,442,687

Net income (loss)	(817,144)	(8,254)	(825,398)

Partners' capital (deficit) September 30, 2000	$ 2,951,456	$ (334,167)	$ 2,617,289

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2000	$ 4,246,124	$ (170,052)	$ 4,076,072

Net income (loss)	(478,733)	(4,836)	(483,569)

Partners' capital (deficit) September 30, 2000	$ 3,767,391	$ (174,888)	$ 3,592,503

Series 11
Partners' capital (deficit) April 1, 2000	$ 6,446,713	$ (151,735)	$ 6,294,978

Net income (loss)	(619,313)	(6,256)	(625,569)

Partners' capital (deficit) September 30, 2000	$ 5,827,400	$ (157,991)	$ 5,669,409

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2000	$ 6,089,266	$ (198,350)	$ 5,890,916

Net income (loss)	(775,241)	(7,831)	(783,072)

Partners' capital (deficit) September 30, 2000	$ 5,314,025	$ (206,181)	$ 5,107,844
Series 14
Partners' capital (deficit) April 1, 2000	$ 11,906,149	$ (368,312)	$ 11,537,837

Net income (loss)	(1,281,756)	(12,947)	(1,294,703)

Partners' capital (deficit) September 30, 2000	$ 10,624,393	$ (381,259)	$ 10,243,134

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$(4,181,391)	$(4,810,183)
Adjustments
Distributions from Operating Partnerships	8,965	20,175
Amortization	24,281	24,281
Share of Loss from Operating Partnerships	2,824,440	3,422,713
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,275,716	1,390,243
Decrease (Increase) in other assets	(55,537)	(42,163)
Decrease (Increase) in prepaid expenses	-	(117,602)

Net cash (used in) provided by Operating activities	(103,526)	(112,536)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(104,590)
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(104,590)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	(6,743)

Net cash (used in)provided by financing activity	-	(6,743)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,526)	(223,869)

Cash and cash equivalents, beginning	1,512,272	1,590,545

Cash and cash equivalents, ending	$ 1,408,746	$ 1,366,676

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2000	1999
Cash Flows from operating activities:

Net Loss	$(169,080)	$ (199,226)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	100,608	130,501
Changes in assets and liabilities
(Decrease) Increase in accounts payable	72,900	77,172
Decrease (Increase) in other assets	(3,087)	(10,858)
Decrease (Increase) in prepaid expenses	-	-

Net cash (used in) provided by operating activities	1,341	(2,411)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,341	(2,411)

Cash and cash equivalents, beginning	4,929	8,529

Cash and cash equivalents, ending	$ 6,270	$ 6,118

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2000	1999
Cash Flows from operating activities:

Net Loss	$(825,398)	$(1,008,231)
Adjustments
Distributions from Operating Partnerships	3,050	1,046
Amortization	435	435
Share of Loss from Operating Partnerships	540,537	712,009
Changes in assets and liabilities
(Decrease) Increase in accounts payable	287,896	287,892
Decrease (Increase) in other assets	(630)	(33,738)
Decrease (Increase) in prepaid expenses	-	-

Net cash (used in) provided by operating activities	5,890	(40,587)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(4,590)
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(4,590)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,890	(45,177)

Cash and cash equivalents, beginning	335,866	396,237

Cash and cash equivalents, ending	$ 341,756	$ 351,060

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (483,569)	$ (413,053)
Adjustments
Distributions from Operating Partnerships	352	683
Amortization	1,721	1,721
Share of Loss from Operating Partnerships	293,072	214,962
Changes in assets and liabilities
(Decrease) Increase in accounts payable	177,756	177,756
(Decrease) Increase in other assets	2,063	2,427
Decrease (Increase) in prepaid expenses	-	-

Net cash (used in) provided by operating activities	(8,605)	15,504

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by Investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	(7,350)

Net cash (used in)provided by financing activity	-	(7,350)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,605)	(22,854)

Cash and cash equivalents, beginning	121,866	118,099

Cash and cash equivalents, ending	$ 113,261	$ 95,245

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2000	1999
Cash Flows from operating activities:

Net Loss	$(625,569)	$(690,454)
Adjustments
Distributions from Operating Partnerships	-	35
Amortization	872	872
Share of Loss from Operating Partnerships	443,904	506,121
Changes in assets and liabilities
(Decrease) Increase in accounts payable	162,840	162,840
Decrease (Increase) in other assets	3,337	6
Decrease (Increase) in prepaid expenses	-	-

Net cash (used in) provided by operating activities	(14,616)	(20,580)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,616)	(20,580)

Cash and cash equivalents, beginning	389,019	316,711

Cash and cash equivalents, ending	$ 374,403	$ 296,131

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (783,072)	$ (763,828)
Adjustments
Distributions from Operating Partnerships	723	(5,579)
Amortization	6,658	6,658
Share of Loss from Operating Partnerships	557,659	528,259
Changes in assets and liabilities
(Decrease) Increase in accounts payable	196,054	198,966
(Decrease) Increase in other assets	-	-
Decrease (Increase) in prepaid expenses	-	-

Net cash (used in) provided by operating activities	(21,978)	(35,524)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12
	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,978)	(35,524)

Cash and cash equivalents, beginning	68,437	82,710

Cash and cash equivalents, ending	$ 46,459	$ 47,186

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2000	1999
Cash Flows from operating activities:

Net Loss	(1,294,703)	$(1,735,391)
Adjustments
Distributions from Operating Partnerships	4,840	23,990
Amortization	14,595	14,595
Share of Loss from Operating Partnerships	888,660	1,330,861
Changes in assets and liabilities
(Decrease) Increase in accounts payable	378,270	485,617
(Decrease) Increase in other assets	(57,220)	(117,602)
Decrease (Increase) in prepaid expenses	-	-

Net cash (used in) provided by operating activities	(65,558)	2,070

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(100,000)
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(100,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14
	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	607

Net cash (used in)provided by financing activity	-	607

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,558)	(97,323)

Cash and cash equivalents, beginning	592,155	668,259

Cash and cash equivalents, ending	$ 526,597	$ 570,936

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2000 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2000
(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2000, the
Partnership has accumulated unallocated acquisition amortization totaling
$267,089. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2000 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $4,784, $18,928, $9,594, $73,242, and
$160,541, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended September 30, 2000 and 1999 are as follows:

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2000
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED):

	2000	1999
Series 7	$28,287	$28,287
Series 9	143,946	143,946
Series 10	88,878	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	189,135	189,135

	$627,483	$627,483

Accounts payable - affiliates at September 30, 2000 and 1999 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

As of September 30, 2000, an affiliate of the general partner advanced a total of $310,346 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. There was $15,101 of advances made to series 7 during the quarter ended September 30, 2000. Below is a table that breaks down by series the advances as of September 30, 2000.

2000
Series 7	$140,447
Series 12	62,550
Seires 14	107,349

$310,346

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2000 and 1999 the Partnership had limited partnership interests in 309 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2000 and 1999 by series is as follows:

	2000	1999
Series 7	15	15
Series 9	55	55
Series 10	45	45
Series 11	40	40
Series 12	53	53
Series 14	101	101

	309	309

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2000 and 1999 by series are as follows:
	2000	1999
Series 7	$ -	$ -
Series 9	-	4,590
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	227,170	329,894

	$261,103	$368,417

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, he current financial results available for the Operating Partnerships are for the six months ended June 30, 2000.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,

(Unaudited)

Series 7

	2000	1999

Revenues
Rental	$ 1,025,706	$ 1,017,594
Interest and other	65,784	31,308

	1,091,490	1,048,902

Expenses
Interest	374,480	337,308
Depreciation and amortization	349,544	344,360
Operating expenses	714,142	659,359
	1,438,166	1,341,027

NET LOSS	$ (346,676)	$ (292,125)

Net loss allocation to Boston Capital Tax Credit Fund II Limited Partnership	$ (100,608)	$ (130,501)

Net loss allocated to other Partners	$ (3,467)	$ (2,921)

Net loss suspended	$ (242,601)	$ (158,703)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund II L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 9

	2000	1999

Revenues
Rental	$ 5,218,243	$ 5,011,136
Interest and other	210,470	196,973

	5,428,713	5,208,109

Expenses
Interest	1,507,123	1,525,381
Depreciation and amortization	1,851,340	1,883,291
Operating expenses	3,220,719	3,131,599
	6,579,182	6,540,271

NET LOSS	$ (1,150,469)	$ (1,332,162)

Net loss allocation to Boston Capital Tax Credit Fund II Limited Partnership	$ (540,537)	$ (712,009)

Net loss allocated to other Partners	$ (11,505)	$ (13,322)

Net loss suspended	$ (598,427)	$ (606,831)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund II L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 10
	2000	1999

Revenues
Rental	$ 3,825,300	$ 3,762,660
Interest and other	208,295	134,801

	4,033,595	3,897,461

Expenses
Interest	990,529	1,039,425
Depreciation and amortization	1,289,232	1,187,052
Operating expenses	2,341,614	2,140,947
	4,621,375	4,367,424

NET LOSS	$ (587,780)	$ (469,963)

Net loss allocation to Boston Capital Tax Credit Fund II Limited Partnership	$ (293,072)	$ (214,962)

Net loss allocated to other Partners	$ (5,878)	$ (4,700)

Net loss suspended	$ (288,830)	$ (250,301)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 11

	2000	1999

Revenues
Rental	$ 3,221,191	$ 3,205,233
Interest and other	188,353	179,827

	3,409,544	3,385,060

Expenses
Interest	924,346	1,014,757
Depreciation and amortization	1,228,933	1,187,009
Operating expenses	2,150,526	2,027,086
	4,303,805	4,228,852

NET LOSS	$ (894,261)	$ (843,792)

Net loss allocation to Boston Capital Tax Credit Fund II Limited Partnership	$ (443,904)	$ (506,121)

Net loss allocated to other Partners	$ (8,943)	$ (8,438)

Net loss suspended	$ (441,414)	$ (329,233)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 12
	2000	1999

Revenues
Rental	$ 3,636,068	$ 3,482,366
Interest and other	135,011	151,988

	3,771,079	3,634,354

Expenses
Interest	964,970	998,698
Depreciation and amortization	1,357,612	1,291,035
Operating expenses	2,331,612	2,180,634
	4,654,194	4,470,367

NET LOSS	$ (883,115)	$ (836,013)

Net loss allocation to Boston Capital Tax Credit Fund II Limited Partnership	$ (557,569)	$ (528,259)

Net loss allocated to other Partners	$ (8,831)	$ (8,360)

Net loss suspended	$ (316,624)	$ (299,394)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 14
	2000	1999

Revenues
Rental	$ 7,625,069	$ 7,468,987
Interest and other	383,600	312,578

	8,008,669	7,781,565

Expenses
Interest	2,188,316	2,236,187
Depreciation and amortization	2,502,544	2,863,178
Operating expenses	4,807,888	4,564,052
	9,498,748	9,663,417

NET LOSS	$ (1,490,079)	$(1,881,852)

Net loss allocation to Boston Capital Tax Credit Fund II Limited Partnership	$ (888,660)	$(1,330,861)

Net loss allocated to other Partners	$ (14,901)	$ (18,819)

Net loss suspended	$ (586,508)	$ (532,172)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2000
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the year ended March 31, 2001 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 2000 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.
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

The Partnership has recognized other income as of September 30, 2000 in the amount of $3,613. This total represents distributions received from Operating
Partnerships which the Partnership normally records as a decrease in the
Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $355,675 as payable to affiliates, which represents advances to pay certain third party operating expenses, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $153,634 in series 7, none in series 9 and 10, $401 in series 11, $94,291 in series 12, and $107,349 in series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the
Securities and Exchange Commission on October 25, 1989. The Partnership
received and accepted subscriptions for $186,337,017 representing 18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Capital Resources (continued)

As of September 30, 2000 the Partnership had $722,390 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, of number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.
Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	15	$ 6,270
9	41,574,018	4,178,029	05/04/90	55	341,756
10	24,288,997	2,428,925	08/24/90	45	113,261
11	24,735,002	2,489,599	12/27/90	40	22,528
12	29,710,003	2,972,795	04/30/91	53	11,405
14	55,728,997	5,574,290	01/27/92	101	227,170

	$186,398,017	18,679,738		309	$722,390

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Results of Operations

As of September 30, 2000 and 1999 the Partnership held limited partnership interests in 309 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred for the quarters ended September 30, 2000 and 1999 were $615,801 and
$586,884, respectively.

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

(Series 7) As of September 30, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties all of which were 100% at September 30, 2000.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $346,676. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$2,868. This is an interim period estimate; it is not necessarily indicative of the final year end results.

As a result of poor occupancy at the property, the Operating Partnership, New
Holland Apartments Limited Partnership (New Holland Apartments.),suffers from cash flow deficits and the senior mortgage is in default. In an effort to address the delinquency, the Investment General Partner attempted to work with the lender for more favorable terms, but to no avail. Due to the operating deficits and the mortgagor's unwillingness to work with the Investment General
Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The first mortgage holder is examining all options available to it, including foreclosure. Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, The Investment Limited Partnership faced recapture of a portion of the credits previously taken. As the property has remained vacant to date in 2000 the partnership will be unable to take credits for this year
Unless the Investment General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants, future credits will also be lost.

(Series 9) As of September 30, 2000 and 1999, the average Qualified Occupancy for the series was 99.6% and 99.7%,respectively. The series had a total of 55 properties at September 30, 2000. Out of the total, 51 were at 100% Qualified
Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,150,469. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$700,871. This is an interim period estimate; it is not necessarily indicative of the final year end results.

As a result of the new Operating General Partner and property management team assuming responsibility of School Street II Limited Partnership (School Street
Apts. II) and their completion of capital improvements, physical occupancy at the property has improved. As of September 30, 2000 occupancy reached 80%.
Marshall School Street II, LLC, was inserted as the new Operating General
Partner in May of 2000. The property management team has evicted tenants with delinquent rents, which resulted in higher maintenance and administrative costs than budgeted for 2000. The improved occupancy and continued aggressive marketing of the property should result in improved operations during the fourth quarter of 2000 and into 2001. The Operating General Partner continues to fund any operating cash deficits.

As a result of poor occupancy at the property, the Operating Partnership, New
Holland Apartments Limited Partnership (New Holland Apartments) suffers from cash flow deficits and the mortgage is in default. In an effort to address the delinquency, the Investment General Partner attempted to work with the lender for more favorable terms, but to no avail. Due to operating deficits and the mortgagor's unwillingness to work with the Investment General Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank has decided against continuing its foreclosure proceeding at the present time.
During this reprieve, the Investment General Partner is working to locate a not-for-profit entity with the hope of convincing the first mortgage holder to forgive the debt. The First mortgage holder is examining all options available to it, including foreclosure. Due to the fact that the property was vacant for most of 1999, and there are uncured health and safety violations, The
Investment Limited Partnership faced recapture of a portion of the credits previously taken. As the property has remained vacant to date in 2000 the partnership will be unable to take credits for this year Unless the Investment
General Partner is able to remain in the Partnership and re-occupy the units with tax credit qualified tenants, future credits will also be lost.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel)
continues to operate at an average occupancy of 63%. The area has and oversupply of affordable rental housing and a poor local economy, which has negatively impacted the property. Without significant structural improvements, that are at this time physically and financial infeasible, the property will not be able to compete effectively in the market. At the end of the first quarter, the property's commercial tenant vacated its space. A new tenant has leased the space as of July 1, at an increased rental rate which should help to offset the residential vacancies. The Operating General Partner continues to financially support the partnership. The Investment General Partner will continue to monitor this situation.

(Series 10) As of September 30, 2000 and 1999, the average Qualified
Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 45 properties at September 30, 2000, Out of the total,43 were at 100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $587,780. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$701,452. This is an interim period estimate; it is not necessarily
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

(Series 11) As of September 30, 2000 and 1999 the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties at September 30, 2000, Out of the total,39 were at 100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $894,261. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$334,672. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Ivan Woods Limited Partnership(Ivan Woods Senior Apartments) received a Form
8823, Low Income Housing Credit Agencies Report of Non compliance, on
September 1, 1999. Presently, the partnership files are in good condition;
however, there were five units with non-eligibility issues that occurred during the first eighteen months of the compliance of the building The non-
compliance of five units are being investigated by the present management agent. The management agent is working with the state agency in attempt to rectify the situation. At this point in time we are unable to determine if the partnership will face recapture of tax credits on the five in questions

(Series 12) As of September 30, 2000 and 1999 the average Qualified
Occupancy for the series was 99.8% and 99.9%, respectively. The series had a total of 53 properties at September 30, 2000, 51 of which were at 100%
qualified occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $883,115. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$474,497. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Ivan Woods Limited Partnership(Ivan Woods Senior Apartments) received a Form
8823, Low Income Housing Credit Agencies Report of Non compliance, on
September 1, 1999. Presently, the partnership files are in good condition;
however, there were five units with non-eligibility issues that occurred during the first eighteen months of the compliance of the building The non-
compliance of five units are being investigated by the present management agent. The management agent is working with the state agency in attempt to rectify the situation. At this point in time we are unable to determine if the partnership will face recapture of tax credits on the five in questions

(Series 14) As of September 30, 2000 and 1999 the average Qualified
Occupancy for the series was 99.8% and 99.7%, respectively. The series had a total of 101 properties at September 30, 2000, 96 of which were at 100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,490,079. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,012,465. This is an interim period estimate; it is not necessarily
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
Occupancy for the third quarter of 2000 continues to be strong at 100%. The operating General Partner has been successful in securing a four (4) year contract with HUD and has also been granted a 2.2% rental increase. It is anticipated that the lease renewals for the last quarter of 2000 will be affected by the rental increase. The increase in rents and continued high occupancy should financially assist the partnership.

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
If an agreement can be reached it is anticipated that they will take over management of the properties within 30 to 45 days. As a result of repairs to unit interiors, occupancy levels have stabilized. At September 30, 2000 physical occupancy at Haven Park II was 93%. Occupancy at Haven Park III and Haven Park IV as of September 30, 2000 increased to 100%. Occupancy at
Glenhaven Park Partners continues to suffer, largely as a result of turnovers associated with evictions. Occupancy as of September 30, 2000 was 83%.

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

The Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are of this opinion, it is the opinion of the Investment General Partner that the outcome could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote in the annual financial statement(Note H) which is a part of the most recently filed 10-K dated March 31, 2000.

PART II - OTHER INFORMATION

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

BOSTON CAPITAL TAX CREDIT
FUND II LIMITED PARTNERSHIP

By: Boston Capital Associates II Limited
Partnership

By: C&M Associates d/b/a
Boston Capital Associates

Date: November 20, 2000 By: /S/ John P. Manning

________________________

John P. Manning,
Partner & Principal Financial
Officer