Form 10-Q
period 2000-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2001-02-20
CIK 853566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2000

or

/ /TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-19443

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	04-3066791
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100,

Boston, Massachusetts  02108
(Address of principal executive offices)

617-624-8900

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	/X/	No	/ /

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2000

BALANCE SHEETS

Balance_Sheet_Series_07 Page 5

Balance_Sheet_Series_09 Page 6

Balance_Sheet_Series_10 Page 7

Balance_Sheet_Series_11 Page 8

Balance_Sheet_Series_12 Page 9

Balance_Sheet_Series_14 Page 10

Statement_of_Operations_Three_Months

Three Months Ended DECEMBER 31,

Statement_of_Operations_Series_07 Page 12

Statement_of_Operations_Series_09 Page 13

Statement_of_Operations_Series_10 Page 14

Statement_of_Operations_Series_11 Page 15

Statement_of_Operations_Series_12 Page 16

Statement_of_Operations_Series_14 Page 17

nine Months Ended DECEMBER 31,

Statement_of_Operations_Nine_Months

Nine_Months_Operations_Series_07 Page 19

Nine_Months_Operations_Series_09 Page 20

Nine_Months_Operations_Series_10 Page 21

Nine_Months_Operations_Series_11 page 22

Nine_Months_Operations_Series_12 page 23

Nine_Months_Operations_Series_14 page 24

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended DECEMBER 31,

Partners_Capital_Series_7 page 26

Partners_Capital_Series_9 page 26

Partners_Capital_Series_10 page 27

Partners_Capital_Series_11 Page 27

Partners_Capital_Series_12 Page 28

Partners_Capital_Series_14 Page 28

Statement_of_Cash_Flows

NINE Months Ended DECEMBER 31,

Cash_Flows_Series_7 page 30

Cash_Flows_Series_9 Page 31

Cash_Flows_Series_10 Page 32

Cash_Flows_Series_11 page 33

Cash_Flows_Series_12 page 34

Cash_Flows_Series_14 Page 35

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2000

Notes_to_Financial_Statements

Note_A_Organization Page 36

Note_B_Accounting_Financial_Reporting Page 37

Note_C_Related_Party_Transaction page 37

Note_D_Investments page 39

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 40

Combined_Statements_Series_9 Page 41

Combined_Statements_Series_10 page 42

Combined_Statements_Series_11 Page 43

Combined_Statements_Series_12 page 44

Combined_Statements_Series_14 Page 45

NOTE_E_TAXABLE_LOSS Page 46

Liquidity page 47

Capital_Resources page 47

Results_of_Operations Page 48

Part_II_Other_Information

Signatures page 54

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 42,532,073	$ 46,636,873
OTHER ASSETS
Cash and cash equivalents	1,390,848	1,512,272
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	1,056,215	1,092,637
Other assets	914,308	799,453
	$46,437,028	$50,584,819

LIABILITIES
Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	21,395,160	19,467,919

Capital contributions payable (Note D)	261,103	261,103
	21,657,643	19,730,402
PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	26,148,304	32,162,586
General Partner	(1,368,919)	(1,308,169)
	24,779,385	30,854,417
	$ 46,437,028	$ 50,584,819

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 577,141	$ 705,120
OTHER ASSETS
Cash and cash equivalents	5,612	4,929
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	61,142	57,517
	$ 643,895	$ 767,566

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,257,809	1,155,639
Capital contributions payable (Note D)	-	-
	1,257,809	1,155,639

PARTNERS' CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(517,849)	(294,266)
General Partner	(96,065)	(93,807)
	(613,914)	(388,073)
	$ 643,895	$ 767,566

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,665,176	$7,491,734

OTHER ASSETS
Cash and cash equivalents	342,168	335,866
Notes receivable	-	-
Deferred acquisition costs (Note B)	18,920	19,572
Other assets	206,598	204,244
	$7,232,862	$8,051,416

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,040,566	4,608,729
Capital contributions payable (Note D)	-	-
	5,040,566	4,608,729

PARTNERS' CAPITAL
Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	2,530,713	3,768,600
General Partner	(338,417)	(325,913)

	2,192,296	3,442,687
	$7,232,862	$8,051,416

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,512,016	$6,885,117
OTHER ASSETS
Cash and cash equivalents	110,514	121,866
Notes receivable	-	-
Deferred acquisition costs (Note B)	74,850	77,431
Other assets	41,472	42,154
	$6,738,852	$7,126,568

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,317,130	3,050,496
Capital contributions payable (Note D)	-	-
	3,317,130	3,050,496

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	3,598,318	4,246,124
General Partner	(176,596)	(170,052)
	3,421,722	4,076,072
	$6,738,852	$7,126,568

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,472,820	$ 8,097,883
OTHER ASSETS
Cash and cash equivalents	377,012	389,019
Notes receivable	-	-
Deferred acquisition costs (Note B)	37,938	39,247
Other assets	67,731	68,870
	$ 7,955,501	$8,595,019

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,521,774	2,277,513
Capital contributions payable (Note D)	22,528	22,528
	2,544,302	2,300,041

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	5,571,772	6,446,713
General Partner	(160,573)	(151,735)
	5,411,199	6,294,978
	$ 7,955,501	$ 8,595,019

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,539,671	$ 8,296,388
OTHER ASSETS
Cash and cash equivalents	50,443	68,437
Notes receivable	-	-
Deferred acquisition costs (Note B)	289,641	299,628
Other assets	105,927	105,927
	$ 7,985,682	$ 8,770,380

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,161,502	2,868,059
Capital contributions payable (Note D)	11,405	11,405
	3,172,907	2,879,464

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	5,021,906	6,089,266
General Partner	(209,131)	(198,350)
	4,812,775	5,890,916
	$ 7,985,682	$8,770,380

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$13,765,250	$ 15,160,631
OTHER ASSETS
Cash and cash equivalents	505,099	592,155
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	634,866	656,759
Other assets	431,437	320,741
	$15,880,236	$17,273,870

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	6,096,379	5,507,483
Capital contributions payable (Note D)	227,170	227,170
	6,324,929	5,736,033

PARTNERS' CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	9,943,444	11,906,149
General Partner	(388,137)	(368,312)
	9,555,307	11,537,837
	$15,880,236	$17,273,870

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2000	1999

Income
Interest income	$ 13,106	$ 12,142
Other income	5,189	17,944
	18,295	30,086

Share of loss from Operating Partnerships(Note D)	(1,271,394)	(1,728,039)

Expenses

Partnership management fee (Note C)	606,196	608,627
Amortization	12,139	12,139
General and administrative expenses	22,208	35,738
	640,543	656,504

NET LOSS	$(1,893,642)	$(2,354,457)

Net loss allocated to limited partners	$(1,874,705)	$(2,330,912)

Net loss allocated general partner	$ (18,937)	$ (23,545)

Net loss per BAC	$ (.10)	$ (.13)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 7

	2000	1999

Income
Interest income	$ 16	$ 40
Other income	-	-
	16	40

Share of loss from Operating Partnerships(Note D)	(27,370)	(37,419)

Expenses

Partnership management fee (Note C)	28,287	28,287
Amortization	-	-
General and administrative expenses	1,120	1,783
	29,407	30,070

NET LOSS	$ (56,761)	$ (67,449)

Net loss allocated to limited partners	$ (56,193)	$ (66,775)

Net loss allocated general partner	$ (568)	$ (674)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2000	1999

Income
Interest income	$ 2,544	$ 2,556
Other income	89	338
	2,633	2,894

Share of loss from Operating Partnerships(Note D)	(282,969)	(678,633)

Expenses

Partnership management fee (Note C)	140,140	141,196
Amortization	217	217
General and administrative expenses	4,302	7,354
	144,659	148,767

NET LOSS	$ (424,995)	$ (824,506)

Net loss allocated to limited partners	$ (420,745)	$ (816,261)

Net loss allocated general partner	$ (4,250)	$ (8,245)

Net loss per BAC	$ (.10)	$ (.20)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2000	1999

Income
Interest income	$ 1,489	$ 1,192
Other income	-	600
	1,489	1,792

Share of loss from Operating Partnerships(Note D)	(79,680)	(119,725)

Expenses

Partnership management fee (Note C)	88,878	83,112
Amortization	860	860
General and administrative expenses	2,853	5,462
	92,591	89,434

NET LOSS	$ (170,782)	$ (207,367)

Net loss allocated to limited partners	$ (169,074)	$ (205,293)

Net loss allocated general partner	$ (1,708)	$ (2,074)

Net loss per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2000	1999

Income
Interest Income	$ 3,280	$ 2,324
Other income	-	4,656
	3,280	6,980

Share of loss from Operating Partnerships(Note D)	(181,160)	(193,374)

Expenses

Partnership management fee (Note C)	77,317	79,920
Amortization	436	436
General and administrative expenses	2,577	4,780
	80,330	85,136

NET LOSS	$ (258,210)	$ (271,530)

Net loss allocated to limited partners	$ (255,628)	$ (268,815)

Net loss allocated general partner	$ (2,582)	$ (2,715)

Net loss per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2000	1999

Income
Interest income	$ 260	$ 308
Other income	2,700	2,550
	2,960	2,858

Share of loss from Operating Partnerships(Note D)	(198,334)	(223,556)

Expenses

Partnership management fee (Note C)	93,483	91,217
Amortization	3,329	3,329
General and administrative expenses	2,881	4,634
	99,693	99,180

NET LOSS	$ (295,067)	$ (319,878)

Net loss allocated to limited partners	$ (292,116)	$ (316,679)

Net loss allocated general partner	$ (2,951)	$ (3,199)

Net loss per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2000	1999

Income
Interest income	$ 5,517	$ 5,722
Other income	2,400	9,800
	7,917	15,522

Share of loss from Operating Partnerships(Note D)	(501,881)	(475,332)

Expenses

Partnership management fee (Note C)	178,091	184,895
Amortization	7,297	7,297
General and administrative expenses	8,475	11,725
	193,863	203,917

NET LOSS	$ (687,827)	$ (663,727)

Net loss allocated to limited partners	$ (680,949)	$ (657,090)

Net loss allocated general partner	$ (6,878)	$ (6,637)

Net loss per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2000	1999

Income
Interest income	$ 39,042	$ 41,966
Other income	8,802	38,333
	47,844	80,299

Share of loss from Operating Partnerships(Note D)	(4,095,834)	(5,150,752)

Expenses

Partnership management fee (Note C)	1,750,518	1,752,613
Amortization	36,421	36,421
General and administrative expenses	240,103	307,842
	2,027,042	2,096,876

NET LOSS	$(6,075,032)	$ (7,167,329)

Net loss allocated to limited partners	$(6,014,282)	$ (7,095,656)

Net loss allocated general partner	$ (60,750)	$ (71,673)

Net loss per BAC	$ (.33)	$ (.38)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2000	1999

Income
Interest income	$ 76	$ 136
Other income	-	-
	76	136

Share of loss from Operating Partnerships(Note D)	(127,978)	(167,920)

Expenses

Partnership management fee (Note C)	81,861	81,861
Amortization	-	-
General and administrative expenses	16,078	17,030
	97,939	98,891

NET LOSS	$ (225,841)	$ (266,675)

Net loss allocated to limited partners	$ (223,583)	$ (264,008)

Net loss allocated general partner	$ (2,258)	$ (2,667)

Net loss per BAC	$ (.21)	$ (.26)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2000	1999

Income
Interest income	$ 8,211	$ 8,683
Other income	2,418	11,528
	10,629	20,211

Share of loss from Operating Partnerships(Note D)	(823,506)	(1,390,642)

Expenses

Partnership management fee (Note C)	400,146	408,196
Amortization	652	652
General and administrative expenses	36,716	54,135
	437,514	462,983

NET LOSS	$(1,250,391)	$ (1,833,414)

Net loss allocated to limited partners	$(1,237,887)	$ (1,815,080)

Net loss allocated general partner	$ (12,504)	$ (18,334)

Net loss per BAC	$ (.30)	$ (.44)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2000	1999

Income
Interest income	$ 4,129	$ 3,692
Other income	-	8,550
	4,129	12,242

Share of loss from Operating Partnerships(Note D)	(372,752)	(334,687)

Expenses

Partnership management fee (Note C)	252,107	251,732
Amortization	2,581	2,581
General and administrative expenses	31,039	44,155
	285,727	298,468

NET LOSS	$(654,350)	$ (620,913)

Net loss allocated to limited partners	$(647,806)	$ (614,704)

Net loss allocated general partner	$ (6,544)	$ (6,209)

Net loss per BAC	$ (.27)	$ (.26)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2000	1999

Income
Interest income	$ 8,995	$ 9,117
Other income	-	5,571
	8,995	14,688

Share of loss from Operating Partnerships(Note D)	(625,064)	(699,495)

Expenses

Partnership management fee (Note C)	236,857	235,920
Amortization	1,308	1,308
General and administrative expenses	29,545	40,374
	267,710	277,602

NET LOSS	$ (883,779)	$ (962,409)

Net loss allocated to limited partners	$ (874,941)	$ (952,785)

Net loss allocated general partner	$ (8,838)	$ (9,624)

Net loss per BAC	$ (.35)	$ (.39)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2000	1999

Income
Interest income	$ 1,035	$ 1,081
Other income	2,700	2,850
	3,735	3,931

Share of loss from Operating Partnerships(Note D)	(755,993)	(751,815)

Expenses

Partnership management fee (Note C)	266,392	273,236
Amortization	9,988	9,988
General and administrative expenses	49,503	52,598
	325,883	335,822

NET LOSS	$(1,078,141)	$(1,083,706)

Net loss allocated to limited partners	$(1,067,360)	$(1,072,869)

Net loss allocated general partner	$ (10,781)	$ (10,837)

Net loss per BAC	$ (.36)	$ (.36)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2000	1999

Income
Interest income	$ 16,596	$ 19,257
Other income	3,684	9,834
	20,280	29,091

Share of loss from Operating Partnerships(Note D)	(1,390,541)	(1,806,193)

Expenses

Partnership management fee (Note C)	513,155	501,668
Amortization	21,892	21,892
General and administrative expenses	77,222	99,550
	612,269	623,110

NET LOSS	$(1,982,530)	$(2,400,212)

Net loss allocated to limited partners	$(1,962,705)	$(2,376,210)

Net loss allocated general partner	$ (19,825)	$ (24,002)

Net loss per BAC	$ (.36)	$ (.43)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2000	$ 32,162,586	$ (1,308,169)	$ 30,854,417

Net income (loss)	(6,014,282)	(60,750)	(6,075,032)

Partners' capital (deficit), December 31, 2000	$ 26,148,304	$ (1,368,919)	$ 24,779,385

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2000	$ (294,266)	$ (93,807)	$ (388,073)

Net income (loss)	(223,583)	(2,258)	(225,841)

Partners' capital (deficit) December 31, 2000	$ (517,849)	$ (96,065)	$ (613,914)

Series 9
Partners' capital (deficit) April 1, 2000	$ 3,768,600	$ (325,913)	$ 3,442,687

Net income (loss)	(1,237,887)	(12,504)	(1,250,391)

Partners' capital (deficit) December 31, 2000	$ 2,530,713	$ (338,417)	$ 2,192,296

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2000	$ 4,246,124	$ (170,052)	$ 4,076,072

Net income (loss)	(647,806)	(6,544)	(654,350)

Partners' capital (deficit) December 31, 2000	$ 3,598,318	$ (176,596)	$ 3,421,722

Series 11
Partners' capital (deficit) April 1, 2000	$ 6,446,713	$ (151,735)	$ 6,294,978

Net income (loss)	(874,941)	(8,838)	(883,779)

Partners' capital (deficit) December 31, 2000	$ 5,571,772	$ (160,573)	$ 5,411,199

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2000	$ 6,089,266	$ (198,350)	$ 5,890,916

Net income (loss)	(1,067,360)	(10,781)	(1,078,141)

Partners' capital (deficit) December 31, 2000	$ 5,021,906	$ (209,131)	$ 4,812,775

Series 14
Partners' capital (deficit) April 1, 2000	$ 11,906,149	$ (368,312)	$ 11,537,837

Net income (loss)	(1,962,705)	(19,825)	(1,982,530)

Partners' capital (deficit) December 31, 2000	$ 9,943,444	$ (388,137)	$ 9,555,307

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$(6,075,032)	$(7,167,329)
Adjustments
Distributions from Operating Partnerships	8,966	24,753
Amortization	36,421	36,421
Share of Loss from Operating Partnerships	4,095,834	5,150,752
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,924,241	2,020,825
Decrease (Increase) in other assets	(114,854)	(172,947)

Net cash (used in) provided by Operating activities	(121,424)	(107,525)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(104,590)
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(104,590)

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	(6,743)

Net cash (used in)provided by financing activity	-	(6,743)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,424)	(218,858)

Cash and cash equivalents, beginning	1,512,272	1,590,545

Cash and cash equivalents, ending	$ 1,390,848	$ 1,371,687

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2000	1999
Cash Flows from operating activities:

Net Loss	$(225,841)	$ (266,675)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	127,978	167,920
Changes in assets and liabilities
(Decrease) Increase in accounts payable	102,170	105,771
Decrease (Increase) in other assets	(3,624)	(10,858)

Net cash (used in) provided by operating activities	683	(3,842)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	683	(3,842)

Cash and cash equivalents, beginning	4,929	8,529

Cash and cash equivalents, ending	$ 5,612	$ 4,687

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2000	1999
Cash Flows from operating activities:

Net Loss	$(1,250,391)	$(1,833,414)
Adjustments
Distributions from Operating Partnerships	3,054	1,048
Amortization	652	652
Share of Loss from Operating Partnerships	823,506	1,390,642
Changes in assets and liabilities
(Decrease) Increase in accounts payable	431,837	431,838
Decrease (Increase) in other assets	(2,355)	(39,781)

Net cash (used in) provided by operating activities	6,302	(49,015)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(4,590)
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(4,590)

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,302	(53,605)

Cash and cash equivalents, beginning	335,866	396,237

Cash and cash equivalents, ending	$ 342,168	$ 342,632

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (654,350)	$ (620,913)
Adjustments
Distributions from Operating Partnerships	349	1,030
Amortization	2,581	2,581
Share of Loss from Operating Partnerships	372,752	334,687
Changes in assets and liabilities
(Decrease) Increase in accounts payable	266,634	266,639
(Decrease) Increase in other assets	682	1,299

Net cash (used in) provided by operating activities	(11,352)	(14,677)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by Investing activities	-	-
Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	(7,350)

Net cash (used in)provided by financing activity	-	(7,350)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,351)	(22,027)

Cash and cash equivalents, beginning	121,866	118,099

Cash and cash equivalents, ending	$ 110,514	$ 96,072

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2000	1999
Cash Flows from operating activities:

Net Loss	$(883,779)	$(962,409)
Adjustments
Distributions from Operating Partnerships	-	35
Amortization	1,308	1,308
Share of Loss from Operating Partnerships	625,064	699,495
Changes in assets and liabilities
(Decrease) Increase in accounts payable	244,261	244,260
Decrease (Increase) in other assets	1,139	2,769

Net cash (used in) provided by operating activities	(12,007)	(14,542)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,007)	(14,542)

Cash and cash equivalents, beginning	389,019	316,711

Cash and cash equivalents, ending	$ 377,012	$ 302,169

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (1,078,141)	$ (1,083,706)
Adjustments
Distributions from Operating Partnerships	723	(1,350)
Amortization	9,988	9,988
Share of Loss from Operating Partnerships	755,993	751,815
Changes in assets and liabilities
(Decrease) Increase in accounts payable	293,443	296,184
(Decrease) Increase in other assets	-	-

Net cash (used in) provided by operating activities	(17,994)	(27,069)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,994)	(27,069)

Cash and cash equivalents, beginning	68,437	82,710

Cash and cash equivalents, ending	$ 50,443	$ 55,641

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2000	1999
Cash Flows from operating activities:

Net Loss	(1,982,530)	$(2,400,212)
Adjustments
Distributions from Operating Partnerships	4,841	23,990
Amortization	21,892	21,892
Share of Loss from Operating Partnerships	1,390,541	1,806,193
Changes in assets and liabilities
(Decrease) Increase in accounts payable	588,896	676,133
(Decrease) Increase in other assets	(110,696)	(126,376)

Net cash (used in) provided by operating activities	(87,056)	1,620

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(100,000)
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(100,000)

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	607

Net cash (used in)provided by financing activity	-	607

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,056)	(97,773)

Cash and cash equivalents, beginning	592,155	668,259

Cash and cash equivalents, ending	$ 505,099	$ 570,486

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2000

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2000 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2000, the
Partnership has accumulated unallocated acquisition amortization totaling
$279,229. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2000 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,002, $19,788, $10,030, $76,572, and
$167,838, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended December 31, 2000 and 1999 are as follows:

	2000	1999
Series 7	$ 28,287	$ 28,287
Series 9	143,946	143,946
Series 10	88,878	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	189,135	189,135

	$ 627,483	$ 627,483

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000

(Unaudited)

Accounts payable - affiliates at December 31, 2000 and 1999 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

As of December 31, 2000, an affiliate of the general partner advanced a total of $332,374 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. During the quarter ended December 31, 2000 $22,028 was advanced to series 7. Below is a table that breaks down the advances, by series as of December 31, 2000.

2000
Series 7	$140,447
Series 12	62,550
Series 14	128,840

$332,374

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2000 and 1999 the Partnership had limited partnership interests in 309 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2000 and 1999 by series is as follows:

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

The contributions payable at December 31, 2000 and 1999 by series are as follows:
	2000	1999
Series 7	$ -	$ -
Series 9	-	4,590
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	227,170	229,894

	$261,103	$263,827

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, he current financial results available for the Operating Partnerships are for the nine months ended September 30, 2000.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2000

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,

(Unaudited)

Series 7

	2000	1999

Revenues
Rental	$ 1,542,830	$ 1,502,297
Interest and other	103,284	53,735

	1,646,114	1,556,032

Expenses
Interest	562,119	478,592
Depreciation and amortization	524,757	511,613
Operating expenses	1,078,868	984,013
	2,165,744	1,974,218

NET LOSS	$ (519,630)	$ (418,186)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (127,978)	$ (167,920)

Net loss allocated to other Partners	$ (5,196)	$ (4,182)

Net loss suspended	$ (386,456)	$ (246,084)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 9

	2000	1999

Revenues
Rental	$ 7,806,972	$ 7,486,239
Interest and other	318,282	297,824

	8,125,254	7,784,063

Expenses
Interest	2,263,243	2,258,769
Depreciation and amortization	2,779,441	2,819,807
Operating expenses	4,835,407	5,043,244
	9,878,091	10,121,820

NET LOSS	$ (1,752,837)	$ (2,337,757)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (823,506)	$ (1,390,642)

Net loss allocated to other Partners	$ (17,528)	$ (23,378)

Net loss suspended	$ (911,803)	$ (923,737)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 10
	2000	1999

Revenues
Rental	$ 5,722,919	$ 5,660,804
Interest and other	318,769	199,822

	6,041,688	5,860,626

Expenses
Interest	1,476,559	1,561,954
Depreciation and amortization	1,848,608	1,770,494
Operating expenses	3,509,470	3,245,993
	6,834,637	6,578,441

NET LOSS	$ (792,949)	$ (717,815)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (372,752)	$ (334,687)

Net loss allocated to other Partners	$ (7,929)	$ (7,178)

Net loss suspended	$ (412,268)	$ (375,950)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 11

	2000	1999

Revenues
Rental	$ 4,842,319	$ 4,809,394
Interest and other	265,097	262,730

	5,107,416	5,072,124

Expenses
Interest	1,372,416	1,509,675
Depreciation and amortization	1,835,319	1,774,098
Operating expenses	3,204,521	2,976,940
	6,412,256	6,260,713

NET LOSS	$(1,304,840)	$(1,188,589)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (625,064)	$ (699,495)

Net loss allocated to other Partners	$ (13,048)	$ (11,886)

Net loss suspended	$ (666,728)	$ (477,208)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 12
	2000	1999

Revenues
Rental	$ 5,440,433	$ 5,223,222
Interest and other	232,397	247,813

	5,672,830	5,471,035

Expenses
Interest	1,448,802	1,490,947
Depreciation and amortization	1,976,576	1,917,672
Operating expenses	3,469,747	3,258,975
	6,895,125	6,667,594

NET LOSS	$(1,222,295)	$(1,196,559)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (755,993)	$ (751,815)

Net loss allocated to other Partners	$ (12,223)	$ (11,966)

Net loss suspended	$ (454,079)	$ (432,778)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 14
	2000	1999

Revenues
Rental	$ 11,443,442	$ 11,225,395
Interest and other	547,879	491,025

	11,991,321	11,716,420

Expenses
Interest	3,277,798	3,323,912
Depreciation and amortization	3,757,807	4,131,616
Operating expenses	7,249,200	6,881,123
	14,284,805	14,336,651

NET LOSS	$ (2,293,484)	$(2,620,231)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (1,390,541)	$(1,806,193)

Net loss allocated to other Partners	$ (22,935)	$ (26,202)

Net loss suspended	$ (880,008)	$ (787,836)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
December 31, 2000
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the fiscal year ended March 31, 2001 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 2000 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.
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

The Partnership has recognized other income as of December 31, 2000 in the amount of $8,802. This total represents distributions received from Operating
Partnerships which the Partnership normally records as a decrease in the
Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The remaining $5,100 represents transfer fee income.

The Partnership has recorded $379,721 as payable to affiliates, which represents advances to pay certain third party operating expenses, make advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $154,617 in Series 7, none in
Series 9 and 10, $401 in Series 11, $95,863 in Series 12, and $128,840 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the
Securities and Exchange Commission on October 25, 1989. The Partnership
received and accepted subscriptions for $186,337,017 representing 18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of December 31, 2000 the Partnership had $719,397 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	15	$ 5,612
9	41,574,018	4,178,029	05/04/90	55	342,168
10	24,288,997	2,428,925	08/24/90	45	110,514
11	24,735,002	2,489,599	12/27/90	40	22,528
12	29,710,003	2,972,795	04/30/91	53	11,405
14	55,728,997	5,574,290	01/27/92	101	227,170

	$186,398,017	18,679,738		309	$719,397

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of December 31, 2000 and 1999 the Partnership held limited partnership interests in 309 Operating Partnerships. In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred for the quarters ended December 31, 2000 and 1999 were $628,284 and
$608,627, respectively.

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

(Series 7) As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 15 properties all of which were 100% at December 31, 2000.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $519,630. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$5,127. This is an interim period estimate; it is not necessarily indicative of the final year end results.

A June site inspection of Metropole Apartments Associates LP (the Metropole Apartments) by the lender revealed deferred maintenance issues. In response to the lender's inspection, representatives of the Operating General Partner and the Investment General Partner inspected the property in August. Minor repairs were made at the property, and it passed a follow up inspection by the lender in October. During the fourth quarter, the City of Miami issued code violations as a result of other deferred maintenance items. To address these issues, the Operating General Partner has requested that a capital needs assessment be performed on the property. Once the assessment has been completed and analyzed by the Operating General Partner and the Investment General Partner, they will work together to resolve any potential issues. The Investment General Parter will continue to monitor this partnership.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apartments.),suffers from cash flow deficits and the senior mortgage is in default. In an effort to address the delinquency, the Investment General Partner attempted to work with the lender for more favorable terms, but to no avail. Due to the operating deficits and the mortgagors unwillingness to work with the Investment General Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a replacement General Partner. The first mortgage holder is examining all options available to it, including foreclosure. Due to the fact that the property was vacant for most of 1999 and there are uncured health and safety violations. The Investment Limited Partnership faced recapture of a portion of the credits previously taken. As the property remained vacant in 2000 the Partnership will be unable to take credits for this year. Additionally the Investment General Partner is unlikely to remain in the Partnership, therefore future credits are not anticipated from New Holland Apts, L.P.

(Series 9) As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 99.7% for both years. The series had a total of 55 properties at December 31, 2000. Out of the total, 50 were at 100% Qualified
Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,752,837. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,026,604. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In April of 2000, School Street II Limited Partnership (School Street Apts.
II) inserted Marshall School Street II, LLC., as the Operating General Partner
and property management company. Since taking control, the management completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property has improved and should continue to improve in 2001. As of December 31, 2000 occupancy was
96% and averaged 80% for 2000. The fourth quarter of 2000 average occupancy was 91%, which continued to steady the improvement in the physical occupancy during the past six months. The property management team, at the direction of the Operating General Partner, evicted tenants with delinquent rents, which resulted in higher maintenance and administrative costs than budgeted for
2000. However, based on the improved occupancy and improved tenant selection criteria, the property's operation should improve in 2001. The Operating
General Partner continues to fund any operating cash deficits.

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

Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank decided against continuing its foreclosure proceeding at the present time. During this reprieve, the Investment General Partner is working to locate a replacement General Partner. The first mortgage holder is examining all options available to it, including foreclosure. Due to the fact that the property was vacant for most of 1999 and there are uncured health and safety violations. The Investment Limited Partnership faced recapture of a portion of the credits previously taken. As the property remained vacant in 2000 the Partnership will be unable to take credits for this year. Additionally the Investment General Partner is unlikely to remain in the Partnership, therefore future credits are not anticipated from New Holland Apts, L.P.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel)operated with an average occupancy of 62% for the year 2000. The area has an oversupply of affordable rental housing including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially infeasible, the property will not be able to compete effectively in the market. The management agent is presently waiving security deposits and working with the housing authority to increase the amount of rental assistance available at the property. The Operating General Partner continues to financially support the partnership. The Investment General Partner continues to monitor this situation.

Series 10) As of December 31, 2000 and 1999, the average Qualified
Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 45 properties at December 31, 2000, Out of the total,44 were at 100%
Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $792,949. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,055,659. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The 1999 audited financial statements for Chuckatuck Square were prepared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property suffers from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property has accumulated payables and is delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development that allows for reduced debt service payments. The reduced debt service requirement, improved rental collection and controlled expenses have allowed the property to reduce the accounts payable from $12,383 as of December 31, 1999 to $5,255 as of December 31, 2000. The
tenant receivables have been reduced from $7,305 as of December 31, 1999 to
$1,406 as of December 31, 2000 as a result of improved collections. The
Operating General Partner continues to work with Rural Development to restructure the loan terms and obtain additional rental assistance. In addition the Operating General Partner is actively seeking grant funds to be utilized for capital improvements to the property.

(Series 11) As of December 31, 2000 and 1999 the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties all of which were 100% at December 31, 2000.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,304,840. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$530,479. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Ivan Woods Limited Partnership(Ivan Woods Senior Apartments) received a Form
8823, Low Income Housing Credit Agencies Report of Non-compliance, on

September 1, 1999. The non-compliance involved five units and occurred during the first eighteen months of the compliance period. All units are now in compliance and all cases of non-compliance were cured prior to year-end 1999.
A reduction to the tax credits claimed for the year 2000 will be made to reflect the period of non-compliance.

A June site inspection of London Arms/Lyn Mar Limited (London Arms Apartments) by the lender revealed deferred maintenance issues. In response to the lender's inspection, representatives of the Operating General Partner and the Investment General Partner inspected the property in August. Minor repairs were made at the property, and it passed a follow up inspection by the lender in October. In addition, the Operating General Partner requested that a capital needs assessment be performed on the property. Once the assessment has been completed and analyzed by the Operating General Partner and the Investment General Partner, they will work together to resolve any potential issues. The Investment General Partner will continue to monitor this partnership.

(Series 12) As of December 31, 2000 and 1999 the average Qualified
Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at December 31, 2000, 51 of which were at 100%
qualified occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $1,222,295. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$754,281. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Ivan Woods Limited Partnership(Ivan Woods Senior Apartments) received a Form
8823, Low Income Housing Credit Agencies Report of Non-compliance, on
September 1, 1999. The non-compliance involved five units and occurred during the first eighteen months of the compliance period. All units are now in compliance and all cases of non-compliance were cured prior to year-end 1999.
A reduction to credits claimed for the year 1999 was made to reflect the period of non-compliance.

(Series 14) As of December 31, 2000 and 1999 the average Qualified
Occupancy for the series was 99.8% and 98.8%, respectively. The series had a total of 101 properties at December 31, 2000, 97 of which were at 100%
Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the
Operating Partnerships of $2,293,484. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,464,323. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Lakewood Terrace Limited Partnership (Lakewood Terrace Apartments) operated at breakeven during 2000. Occupancy for the fourth quarter of 2000 continues to be strong at 100%. The Operating General Partner has been successful in securing a four (4) year rental assistance contract with HUD and has also been granted a 2.2% rental increase. The lease renewals for the last quarter of 2000 will be affected by the rental increase. The increase in rents and continued high occupancy has financially assisted the partnership.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven
Estates), Haven Park Partners II, A California LP (Glenhaven Park II), Haven
Park Partners III, A California LP (Glenhaven Park III), and Haven Park
Partners IV, A California LP (Glenhaven Park) continue to suffer from excessive operating expenses compared to operating income. Effective October
2000, San Mar Properties of Fresno, CA assumed the role of management agent.
The Investment Limited Partner is finalizing negotiations with San Mar to assume the Operating General Partner interest. It is anticipated that the localized management presence will allow the properties to operate in a more effective manner. As of December 31, 2000 physical occupancy at Haven Park II was 80%. Occupancy at Haven Park III and Haven Park IV has stabilized at 100%. Occupancy at Glenhaven Park Partners was 92%.

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

In late October 2000, counsel representing the Operating General Partner had a conference with the appellate conferee. At this point, conversations with the appellate conferee continue but no deadline has been set for settling the case.

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

In August of 2000, Toano III Limited Partnership(Burnt Ordinary Village)
received several forms 8823's Low Income Housing Credit Agencies Report of
Non-Compliance. Non-compliance issues occurred while qualifying two residents. All non-compliance issues have been corrected and the Investment General Partner does not anticipate an impact to the fund.

Table_of_Contents

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None
(b) Reports on Form 8-K

None

Table_of_Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BOSTON CAPITAL TAX CREDIT
FUND II LIMITED PARTNERSHIP

By: Boston Capital Associates II Limited
Partnership

By: C&M Associates d/b/a
Boston Capital Associates

Date: February 20, 2001 By: /S/ John P. Manning

________________________

John P. Manning,
Partner & Principal Financial
Officer