Form 10-K405
period 2001-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2001-07-13
CIK 853566

      <SUBMISSION-INFORMATION-FILE>

         <TYPE>                                 10-K405                                                     </TYPE>

         <CONFIRMING-COPY>                      NO                                                          </CONFIRMING-COPY>

         <SROS>                                 NONE                                                        </SROS>

         <FILER>

            <FILER-CIK>                       0000853566                                                  </FILER-CIK>

            <FILER-CCC>                       one9xy$q                                                    </FILER-CCC>

         </FILER>

         <SUBMISSION-CONTACT>

            <CONTACT-NAME>                    EDGAR Advantage Service Team                                </CONTACT-NAME>

            <CONTACT-PHONE>                   800-688-1933                                                </CONTACT-PHONE>

         </SUBMISSION-CONTACT>

         <NOTIFY-INTERNET>                                                                                  </NOTIFY-INTERNET>

         <RETURN-COPY>                          YES                                                         </RETURN-COPY>

         <PERIOD>                               03/31/2001                                                  </PERIOD>

      </SUBMISSION-INFORMATION-FILE>

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the fiscal year ended March 31, 2001 or

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

YES	X	NO
	-----	-----

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. |XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:
Form 10-K
Parts	Document

Parts I, III	October 25, 1989 Prospectus, as supplemented
Parts II, IV

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2001

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

Item 13. Certain Relationships and Related

Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules, and

Reports on Form 8-K

Signatures

PART I

Item 1. Business

Organization

Boston Capital Tax Credit Fund II Limited Partnership (the "Fund")
is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 28, 1989. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Partnership and will not engage in any other business.
Units of beneficial interest in the Limited Partnership Interest of the
Assignor Limited Partner have been assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors are entitled to all the rights and economic benefits of a Limited
Partner of the Partnership including rights to a percentage of the income, gains, losses,deductions, credits and distributions of the Partnership.

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

As of March 31, 2001, the Partnership had invested in a total of 307
Operating Partnerships; 14 Operating Partnerships on behalf of Series 7, 54
Operating Partnerships on behalf of Series 9, 45 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53
Operating Partnerships on behalf of Series 12, and 101 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Partnership's investment in certain Non-Profit Operating

Partnerships) through increases in value of the Partnership's investments and, to the extentapplicable, equity buildup through periodic payments on the mortgage

indebtedness with respect to the Apartment Complexes;

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

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF March 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
The Bowditch School Lodging House	Jamaica Plain, MA	50	$1,604,674	12/89	12/89	100%	$606,390

Briarwood Apartments	Cameron, MO	24	619,469	12/89	12/89	100%	157,254

Buckner Properties	Buckner, MO	24	615,175	12/89	3/89	100%	146,287

Creekside Apartments	Vandergrift, PA	30	1,083,004	6/89	9/89	100%	247,790

Deer Hill II Apartments	Huntersville,NC	40	1,469,206	2/90	5/89	100%	333,370

Hillandale Commons	Lithonia,	132	3,043,339	12/89	1/90	100%	1,138,907

Leo A. Meyer Senior Citizen Housing	King City, CA	44	1,658,088	6/90	11/89	100%	893,708

Lebanon Properties II	Lebanon, MO	24	569,718	12/89	7/89	100%	136,440

New Holland Apartments*	Danville, IL	53	-	5/90	8/90	N/A	800,434

Oak Grove Estates	Oak Grove, MO	20	481,323	12/89	9/89	100%	113,188

Oakview Apartments	Delta, OH	38	1,119,555	12/89	10/89	100%	258,264

Metropole Apartments	Miami Beach, FL	42	2,098,686	12/89	12/89	100%	694,581

* Refer to note in Results of Operations for information on New Holland Apartments.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Rosenberg Apartments	Santa Rosa,CA	77	$1,780,013	2/90	1/92	100%	$1,943,360

Westwood Square Apartments	Moore Head City, NC	36	1,402,664	7/90	7/90	100%	117,286

Winfield
Properties	Winfield,
II	MO	24	605,795	12/89	5/89	100%	142,525

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF March 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Azalea Village Apartments	Crawford, GA	24	$636,345	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,176,146	4/90	5/90	91%	290,403

Bent Creek Apartments II	Crest View, FL	24	704,414	6/90	5/90	100%	164,534

Big Lake Seniors	Big Lake, TX	20	554,703	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	515,462	12/93	9/94	100%	98,561

Breezewood Village Phase I	Kissimmee,FL	86	2,774,504	4/90	4/90	100%	831,650

Breezewood Village II	Kissimmee,FL	42	1,420,310	5/90	5/90	100%	416,268

Cambridge Manor	Madison, FL	36	1,126,297	4/90	1/90	100%	268,523

Corinth Senior Housing	Corinth, NY	40	1,479,956	4/90	2/90	100%	384,000

Cotton Mill Apartments	Stuart, VA	40	1,466,154	10/92	7/93	100%	271,351

Country Hill Apts.	Cedar Rapids,IA	166	4,328,960	4/90	6/90	100%	3,471,607

Country Lane Apts.	Blakely, GA	32	1,021,843	5/90	5/90	100%	211,916

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Fawn River Apartments	Sturgis, MI	100	$3,676,597	10/90	10/90	98%	$971,446

Garden Lake Apartments	Immokalee, FL	65	2,180,111	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	715,360	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,483,395	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,482,405	6/90	8/90	100%	276,203

Greenwich Senior Housing	Greenwich, NY	36	1,473,168	4/90	2/90	97%	340,000

Grifton Manor Apts.	Grifton, NC	40	1,242,154	9/93	2/94	100%	261,645

Hacienda Villa Apartments	Firebaugh, CA	120	3,780,297	4/90	1/90	100	1,343,294

Haines City Apartments	Haines City, FL	46	1,428,973	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	961,692	10/92	9/92	95%	193,830

Hill St. Commons	South Paris, ME	25	1,478,938	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,382,214	3/90	6/90	100%	313,200

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01

Le Grand Apts.	Le Grand, CA	34	$1,725,679	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,467,786	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,469,903	5/90	3/90	100%	321,908

Maywood Apartments	Corning, CA	40	1,492,121	3/90	7/90	100%	365,280

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,855,916	9/90	10/90	100%	1,116,284

Mill Pond Apartments	Brooklyn, MI	36	1,101,242	5/90	5/90	100%	250,175

New Holland Apartments*	Danville,IL	53	-	5/90	8/90	N/A	565,622

Pinewoods Apartments	Springfield, IL	168	3,704,918	6/90	6/91	100%	1,258,700

Pine Ridge Place	Polkton, NC	16	651,310	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	616,874	12/93	7/93	100%	144,839

Port Crossing	Portage, IN	160	3,630,919	3/90	4/90	100%	2,733,580

Putney Meadows Apts	Putney, VT	28	1,415,070	12/92	5/93	100%	374,495

Quail Hollow Apartments	Homerville, GA	54	1,460,299	5/90	1/90	100%	363,353

* Refer to note in Results of Operations for information on New Holland Apartments.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Quail Hollow II	Raleigh, NC	36	$1,396,143	7/90	9/90	100%	$313,521

Rainbow Gardens Apartments	Dunnellon, FL	36	1,207,176	12/92	6/93	100%	236,763

Raitt Street Apts.	Santa Ana, CA	6	817,848	5/93	8/93	100%	416,200

School St. Apts. II	Marshall, WI	24	662,204	6/93	6/93	100%	652,967

Scottsville Hollow	Scottsville, NY	36	1,418,340	5/90	5/90	100%	304,060

Somerset Apartments	Antioch, CA	156	5,378,314	3/90	3/90	100%	3,920,000

St. Paul's Apartments	St. Paul, NC	32	1,257,674	5/90	9/90	100%	263,165

Surry Village II	Surry, VA	24	786,668	5/90	1/90	100%	157,002

Tappahannock Greens Apts.	Tappahannock, VA	40	1,495,402	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,462,797	9/90	11/90	100%	300,033

The Warren St. Lodging House	Boston, MA	19	721,934	3/90	5/90	100%	460,900

Twin Oaks Apartments	Raeford, NC	28	1,133,150	5/90	5/90	100%	275,894

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Ventura Village	Hernando, FL	53	$1,476,731	6/90	7/90	100%	$473,300

Village Oaks Apartments II	Live Oak, FL	24	728,054	6/90	2/90	100%	164,291

Warrensburg Estates	Warrensburg, MO	32	787,409	4/90	4/90	100%	181,849

Westside Apartments	Providence, RI	40	2,368,290	6/90	12/90	100%	1,777,738

Westwood Square Apartments	Moorehead City, NC	36	1,402,664	7/90	7/90	100%	195,391

Wilmington Housing	Wilmington, NY	24	1,042,125	8/90	8/90	100%	237,279

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF March 31, 2001

Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Athens Park Apartments	Athens,AL	48	$1,329,105	8/90	6/90	100%	$ 354,144

Autumn Lane Apartments	Washington, GA	24	729,775	8/89	11/90	100%	168,234

Baytree Apartments	Richlands, NC	24	952,017	11/88	7/90	100%	210,999

Benchmark Apartments	China Grove, NC	24	1,107,728	11/88	7/90	100%	223,328

Berkshire Apartments II	Wichita, KS	66	1,714,808	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	949,294	11/90	10/90	100%	205,470

Briarwood Apartments	Middleburg, FL	52	1,473,461	8/90	8/90	100%	509,251

Butler Manor Apartments	Morgantown, KY	16	500,104	12/90	2/91	100%	119,952

Campbell Creek Apartments	Dallas, GA	80	1,493,961	12/91	10/90	100%	735,000

Candlewick Place	Monroeville, AL	40	1,248,837	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	768,179	5/93	5/93	100%	180,800

Charlton Court Apartments	Folkston, GA	40	1,193,293	12/92	1/93	100%	263,520

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Chuckatuck Square	Suffolk VA	42	$1,469,766	11/90	2/90	100%	$320,900

Cloverleaf Apartments	Bishopville, SC	24	850,125	11/90	4/90	100%	153,900

Cloverleaf Apts., Phase II	Bishopville, SC	24	869,226	11/90	4/90	100%	160,761

Connellsville Heritage Apts.	Connellsville, PA	36	1,359,591	11/90	3/90	100%	325,460

Freedom Apartments	Ford City, PA	28	1,044,074	11/90	9/90	100%	262,791

Hartway Apts.	Munfordville, KY	32	908,078	7/90	6/90	100%	239,041

Hilltop Terrace	Kingsland, GA	54	1,479,394	8/90	7/90	100%	455,851

Indian Run Village	S. Kingston RI	114	1,443,572	4/93	7/93	100%	604,867

Ironton Estates	Ironton, MO	24	619,088	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	990,004	11/92	12/92	100%	192,347

Longview Apartments	Maysville, NC	24	866,947	11/88	8/90	100%	195,837

Maidu Village	Roseville, CA	81	1,984,446	3/91	12/91	100%	470,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Mann Estates	Indianapolis, IN	132	$3,195,197	7/90	10/90	100%	$1,980,000

Meadowbrook Lane Apartments	Americus, GA	50	1,469,029	9/90	3/90	100%	336,264

Melrose Lane Apartments	Great Falls, SC	24	868,686	11/90	10/90	100%	203,645

Mercer Manor	Mercer, PA	26	903,446	11/90	8/90	96%	220,450

Pecan Village Apartments	Ellaville, GA	30	782,117	7/90	2/90	100%	221,856

Piedmont Hills	Forsyth, GA	50	1,449,393	7/90	9/90	100%	439,958

Pine View Apartments	Perry, FL	29	955,530	9/90	12/90	100%	277,405

Pines by the Creek Apts.	Newnan, GA	96	1,781,883	12/90	10/90	100%	890,000

Pine Grove Apts.	Ackerman, MS	24	570,150	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	974,350	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	645,389	7/90	7/90	100%	147,480

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01

Springwood Park Apartments	Durham, NC	100	$2,920,053	3/91	5/91	100%	$1,000,000

Stockton Estates	Stockton, MO	20	512,028	2/93	1/93	100%	120,352

Stratford Square Apartments	Brundidge, AL	24	747,264	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,474,538	11/92	3/93	100%	246,230

Summerwood Apartments	West Des Moines, IA	86	2,275,780	7/90	7/90	100%	2,015,183

Sunmark Apartments	Morgantown, KY	24	764,796	8/90	12/90	100%	176,669

Village Commons	Lawton, MI	58	1,479,244	11/90	6/90	100%	323,665

Washington Heights Apartments, IV	Bismarck, ND	24	487,040	11/90	7/90	100%	381,010

Woods Hollow Apartments	Centreville, MI	24	628,710	11/90	2/90	100%	132,700

Woodside Apartments	Lisbon, ME	28	1,472,969	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF March 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Academy Hill Apartments	Ahoskie, NC	40	$1,368,969	2/91	2/91	100%	$319,224

Aspen Square Apartments	Tazewell, VA	60	1,824,075	11/90	11/90	100%	356,495

Bridgeview Apartments	Emlenton, PA	36	1,355,628	12/90	12/89	100%	327,257

Buckeye Senior Apartments	Buckeye, AZ	41	1,332,866	12/90	8/90	100%	311,480

Campbell Creek Apartments	Dallas, GA	80	1,493,961	12/90	10/90	100%	142,000

Cambridge Manor Apartments	Macon, MS	47	1,613,888	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	949,916	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,167,972	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	348,149	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	4,074,549	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	577,610	11/90	9/90	100%	133,790

Eldon Est. II	Eldon, MO	24	578,008	12/90	11/90	100%	131,340

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Eldon Manor	Eldon, MO	24	$556,302	12/90	11/90	100%	$241,980

Elmwood Manor Apartments	Eutaw, AL	47	1,613,794	5/93	12/93	100%	333,440

Fairridge Lane Apartments	Denmark, SC	24	813,360	11/90	6/90	100%	209,326

Fairridge Village Apartments	Denmark, SC	24	765,804	11/90	6/90	100%	186,381

Farmerville Square Apts.	Farmerville, LA	32	962,452	1/91	4/91	100%	212,280

Forest Glade Apartments	Wauchula, FL	50	1,474,394	12/90	12/90	100%	420,565

Franklin School	Great Falls, MT	40	1,234,638	10/90	12/91	100%	1,453,270

Hilltop Apts.	Los Lunas, NM	40	1,411,750	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	894,272	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	912,256	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,071,512	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	920,801	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Lakewood Village Apartments	Lake Providence, LA	32	$948,629	1/91	5/91	100%	$223,827

Licking Apartments	Licking, MO	16	403,764	11/91	3/92	100%	90,436

London Arms	Miami Beach, FL	58	2,663,549	12/90	12/90	100%	937,961

Maidu Village	Roseville, CA	81	1,984,446	3/91	12/91	100%	530,000

Nevada Manor	Nevada, MO	24	644,008	11/90	10/90	100%	143,270

Oatka Meadows	Warsaw, NY	24	913,637	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,225,083	12/90	12/90	100%	522,999

Pines by the Creek Apartments	Newnan, GA	96	1,781,883	12/90	10/90	100%	245,000

Sandy Pines Manor	Punta Gorda, FL	44	1,472,675	12/90	7/90	100%	399,977

Sierra Springs Apartments	Tazewell, VA	36	1,169,025	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,473,739	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	777,619	12/90	9/90	100%	206,888

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Walnut Village Apartments	Manning, SC	24	$834,709	11/90	11/90	100%	$183,244

Washington Manor Apartments	Washington, LA	32	952,027	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,388,249	1/91	4/91	100%	329,130

Windsor Apts.	Metter, GA	53	1,459,989	12/92	5/93	100%	248,207

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Bowman Village Apartments	Bowman, GA	24	$661,632	6/91	10/91	100%	$139,879

Brandywood Apartments	Oak Creek, WI	54	1,713,449	12/91	9/91	100%	1,532,506

Brentwood Manor Apartments	Clarkson, KY	24	742,461	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,232,019	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	557,182	6/91	7/91	100%	458,800

Bucksport Park Apartments	Bucksport, ME	24	1,363,255	6/91	8/91	100%	334,600

Campbell Creek Apartments	Dallas, GA	80	1,493,961	3/91	10/90	100%	593,000

Cananche Creek Apartments	Norton, VA	36	1,228,198	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	648,481	10/91	6/92	100%	161,452

Clymer House Apartments	Clymer, PA	26	1,109,478	6/91	10/91	100%	254,097

Corcoran Garden Apartments	Corcoran, CA	38	1,515,907	2/91	11/90	100%	432,438

Cornish Park	Cornish, ME	25	1,446,983	6/91	6/91	100%	333,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Crescent City Senior Apartments	Crescent City, CA	38	$1,853,904	3/91	3/91	100%	$474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,338,070	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	750,546	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	609,471	12/91	7/92	100%	150,033

Franklin House Apts.	Liberty, MO	21	291,227	5/93	1/88	100%	137,836

Hamilton Village Apartments	Preston, GA	20	566,067	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,402,208	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,071,512	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	730,343	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	911,422	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	657,863	10/91	5/92	100%	149,058

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Los Caballos II Apts.	Hatch, NM	24	$750,972	7/91	8/91	100%	$164,740

Marlboro Place Apartments	Bennettsville, SC	24	831,174	3/91	2/91	100%	192,779

Melville Plaza Apartments	Melville, LA	32	887,349	7/91	10/91	100%	178,564

Nanty Glo House Apartments	Nanty Glo, PA	36	1,467,253	6/91	7/91	100%	353,000

Newport Village	Franklin, VA	48	1,477,701	4/91	11/90	100%	355,000

Oakleigh Apartments	Abbeville, LA	32	908,334	8/91	3/92	100%	178,716

Oak Street Apartments	Scott City, MO	24	595,578	6/91	11/91	100%	138,149

Oakwood Apartments	Mamou, LA	32	902,867	8/91	1/92	100%	180,819

Pines by the Creek Apartments	Newnan, GA	96	1,781,883	3/91	10/90	100%	645,000

Pinewoods Apartments	Springfield, IL	168	3,704,918	7/91	6/91	100%	2,880,000

Portales Estates	Portales, NM	44	1,431,548	7/91	7/91	100%	365,100

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Prairie West Apts. III	West Fargo, ND	24	$501,652	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	888,664	4/91	1/91	100%	180,186

River Reach Apts.	Crystal River, FL	41	1,358,282	5/91	5/91	100%	351,421

Rockmoor Apartments	Banner Elk, NC	12	559,627	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	663,540	5/91	5/91	100%	145,606

Springwood Park Apartments	Durham, NC	100	2,920,053	3/91	5/91	100%	374,349

Spring Mountain Apartments	Pahrump, NV	33	1,356,568	5/91	4/91	97%	290,406

Stonegate Manor	Perry, FL	36	1,004,200	5/91	12/90	100%	274,321

Summit Ridge Apartments	Palmdale, CA	304	8,708,264	10/92	12/93	100%	3,674,306

Turner Lane Apartments	Ashburn, GA	24	717,311	5/91	7/91	100%	147,090

Union Baptist Plaza Apartments	Springfield, IL	24	423,199	5/91	4/91	100%	432,648

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Uptown Apartments	Salyersville, KY	16	$518,414	5/91	3/91	100%	$121,700

Villas of Lakeridge	Eufala, AL	18	528,995	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,363,520	4/91	1/91	100%	310,510

Windsor Court II	Windsor, VA	24	739,857	4/91	11/90	100%	169,347

Woodcrest Manor Apartments	Woodville, MS	24	706,213	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	1,007,406	10/91	4/92	100%	229,601

Woodside Apartments	Grove City, PA	32	1,148,464	4/91	3/91	96%	229,291

Yorkshire Townhome Apts.	Fort Smith, AR	50	818,700	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Ada Village Apts.	Ada, OK	44	$1,030,428	1/93	11/93	100%	$ 158,976

Amherst Village	Amherst, VA	48	1,587,359	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	920,245	1/92	12/91	100%	201,300

Bethel Park Apartments	Bethel, ME	24	1,480,595	12/91	3/92	100%	324,100

Blanchard Senior Apts. II	Blanchard, LA	24	595,139	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	215,418	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,136,581	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	862,884	1/92	3/92	100%	186,065

Briarwood Apartments Ph II	Middleburg, FL	50	1,482,769	2/92	4/92	100%	293,694

The Bridge Building	New York, NY	15	0	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	721,246	7/91	11/90	100%	160,600

Burnt Ordinary Village	Toano, VA	22	705,584	7/91	7/91	100%	159,400

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Carleton Court Apartments	Providence RI	46	$2,823,398	12/91	12/91	100%	$1,496,922

Carriage Run Apartments	Emporia, VA	40	1,311,634	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,260,464	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,407,928	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	691,654	8/91	7/91	100%	198,275

College Green	Chili, NY	110	3,742,217	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	539,200	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	650,763	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	1,004,202	11/91	10/91	100%	922,350

Countryside Fulton, Manor	MS	24	661,294	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,158,218	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	866,908	7/92	1/93	100%	186,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Duncan Village Apts.	Duncan, OK	48	$1,124,458	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,189,851	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,420,342	2/92	1/92	91.67%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	619,737	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	690,068	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	887,644	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	923,048	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,431,075	1/92	6/91	100%	226,000

Glenhaven Park	Merced, CA	12	640,879	1/94	6/90	100%	125,000

Glenhaven Park II	Merced, CA	15	483,149	1/94	6/89	100%	365,925

Glenhaven Park III	Merced, CA	15	485,634	1/94	12/89	100%	225,500

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Glenhaven Estates	Merced, CA	13	$390,477	1/94	6/89	100%	$134,000

Green Village Apts. II	Standardsville, VA	16	582,265	4/92	11/91	100%	99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,121,561	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	783,268	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,471,324	7/92	9/92	97%	311,775

Hessmer Village Apartments	Hessmer, LA	32	904,273	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	879,013	9/91	1/92	100%	184,900

Hunters Run Apartments	Douglas, GA	50	1,437,172	12/91	2/92	100%	322,368

Independence Apartments	Mt. Pleasant, PA	28	1,077,068	8/91	6/91	100%	223,100

Indian Creek Apartments	Kilmarnock, VA	20	770,896	7/91	4/91	100%	174,400

Jarratt Village Apartments	Jarratt, VA	24	826,843	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	164,797	1/93	12/93	100%	24,365

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
La Gema del Barrio Apts.	Santa Ana, CA	6	$ 668,175	6/92	8/92	100%	$ 458,000

Lafayettee Gardens Apartments	Scott, LA	56	1,084,524	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,982,648	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,544,026	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	3,661,152	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,475,907	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	207,818	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,984,446	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	998,528	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	215,757	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,133,298	12/91	12/91	100%	432,320

Navapai Apartments	Prescott Valley, AZ	26	877,747	6/91	4/91	100%	207,330

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Nevada City Senior Apartments	Grass Valley, CA	60	$3,526,909	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	935,223	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,475,554	8/91	2/92	100%	285,371

Northridge Apartments	Arlington, TX	126	2,068,364	1/92	2/92	98%	741,300

Oak Ridge Apartments	Crystal Springs, MS	40	1,296,820	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	846,983	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	685,225	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	999,461	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	979,410	10/91	3/92	100%	199,311

Pittsfield Park Apartments	Pittsfield, ME	18	1,040,255	12/91	6/92	100%	237,300

Plantation Apartments	Richmond Hill, GA	49	1,411,219	12/91	11/91	100%	320,858

Portville Square Apartments	Portville, NY	24	908,708	3/92	3/92	100%	198,100

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Prague Village Apts.	Prague, OK	8	$111,703	1/93	3/93	100%	$21,373

Rainbow Commons Apartments	Marshfield WI	48	733,232	9/91	6/91	100%	1,126,901

Rainier Manor Apartments	Mt. Rainier, MD	104	2,607,471	3/92	1/93	100%	1,190,350

Rosenberg Hotel	Santa Rosa, CA	77	1,780,013	12/91	1/92	100%	1,850,000

Rosewood Manor Apartments	Ellenton, FL	43	1,430,905	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,358,782	1/92	10/91	100%	588,965

Lakeside Manor Apartments	Schroon Lake, NY	24	1,064,059	11/91	1/92	96%	249,349

Smithville Properties	Smithville, MO	48	1,234,352	2/92	5/91	100%	285,384

Snow Hill Ridge Apartments	Raleigh, NC	32	1,191,229	10/91	12/91	100%	307,524

Somerset Apartments	Antioch, CA	156	5,378,314	8/92	3/90	100%	1,026,542

Spring Creek Village	Derby, KS	72	1,720,894	6/91	9/91	100%	1,634,760

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Spring Valley Apartments	Lexington Park, MD	128	$4,798,561	11/91	12/92	100%	$ 2,877,811

Springwood Park Apartments	Durham, NC	100	2,920,053	10/91	5/91	100%	374,349

Summer Lane Apartments	Santee, SC	24	862,931	7/91	11/91	100%	176,291

Summit Ridge Apartments	Palmdale, CA	304	8,708,264	10/92	12/93	100%	1,236,600

Titusville Apartments	Titusville PA	30	1,232,802	12/91	1/92	100%	280,829

Townview Apartments	St.Mary's, PA	36	1,371,985	9/91	10/91	100%	315,700

Tyrone House Apartments	Tyrone, PA	36	1,475,158	12/91	1/92	100%	349,800

Valley Ridge Senior Apartments	Central Valley, CA	38	1,813,665	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,378,849	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,468,042	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	697,381	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,168,342	7/91	8/91	100%	295,250

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Wesley Village Apartments	Martinsburg, WV	36	$1,305,404	10/91	6/92	100%	$266,253

Westside Apartments	Louisville, MS	33	803,835	3/92	1/92	100%	191,014

Wildwood Terrace Apartments	Wildwood, FL	40	1,257,146	10/91	10/91	100%	281,647

Woodside Apartments	Belleview, FL	41	1,206,382	11/91	10/91	100%	268,500

Wynnewood Village Apts.	Wynnewood, OK	16	391,970	1/93	11/93	100%	67,443

Yorkshire Corners	Delevan, NY	24	919,024	8/91	9/91	100%	191,500

Zinmaster Apartments	Minneapolis, MN	36	1,792,343	1/95	1/88	100%	150,000

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

(b) Approximate number of security holders

As of March 31, 2001, the Partnership has 11,391 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series. Series 7 consists of 817 investors holding 1,036,100 BACs, Series 9 consists of 2,210 investors holding 4,178,029 BACs, Series 10 consists of 1,604 investors holding 2,428,925 BACs, Series 11 consists of 1,363 investors holding 2,489,599 BACs, Series 12 consists of 1,893 investors holding 2,972,795 BACs, and Series 14 consists of 3,504 investors holding 5,574,290 BACs at March 31, 2001.

(c) Dividend history and restriction

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 2001.

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

Item 6. Selected Financial Data

The information set forth below presents selected financial data of the
Partnership for each of the five years in the period ended March 31, 2001.
Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.
	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997
Operations

Interest & other Inc
	$61,179	$92,529	$110,392	$42,913	$155,501
Share of Loss Of Operating Partnerships
	(5,981,076)	(5,998,233)	(7,498,353)	(8,573433)	(10,464,997)
Operating Exp	(2,624,127)	(2,701,882)	(3,177,618)	(2,783,041)	(2,781,444)

Net Loss	$ (8,544,024)	$(8,607,586)	$(10,565,579)	$(11,313,561)	$(13,090,940)

Net Loss
per BAC	$ (.45)	$ (.46)	$ (.56)	$ (.60)	$ (.69)

Balance Sheet

Total Assets	$44,654,549	$ 50,584,819	$ 56,648,106	$ 64,633,488	$ 73,382,875

Total Liab	$22,344,156	$ 19,730,402	$ 17,186,103	$ 14,605,906	$ 12,041,732

Capital	$22,310,393	$ 30,854,417	$ 39,462,003	$ 50,027,582	$ 61,341,143

Other Data

Credit per BAC for the
Investors Tax Year,
for the twelve months ended
December 31,
2000, 1999, 1998,
1997 and 1996*

	$ 1.19	$ 1.23	$ 1.39	$ 1.40	$ 1.40
  Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the
  Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7. Results of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its
Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2001 and on working capital reserves and (ii) cash distributions from operations of the Operating
Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the
Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations.
During the fiscal year ended March 31, 2001 the Partnership accrued
$2,509,932 in annual partnership management fees. As of March 31, 2001 the accrued partnership management fees totaled $21,642,924. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

An affiliate of the general partner has advanced $387,216 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $91,971 was advanced during the fiscal year ended March 31, 2001. The amounts advanced, in total, to three of the six series are as follows: $21,700 to Series 7,$4,960 to Series 9;and $65,311 to Series 14. These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of March 31, 2001 the net proceeds from the offer and sale of BACs in
Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651. The Partnership has completed payment of all installments of its capital contributions to all Operating Partnerships.
Series 7 net offering proceeds in the amount of $6,561 remain in working capital.

(Series 9). The Partnership commenced offering BACs in Series 9 on
February 1, 1990. The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC
Holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

During the fiscal year ended March 31, 2001, the Partnership did not use any of Series 9's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships, however it did record a capital contribution of $4,590. This amount was advanced to an operating partnership in a prior fiscal year and converted to a capital contribution during the fiscal year end March 31, 2000. As of March 31, 2001 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286,and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. Series 9 net offering proceeds in the amount of $338,742 remain in working capital.

(Series 10). The Partnership commenced offering BACs in Series 10 on
May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2001 the net proceeds from the offer and sale of BACs in
Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455. The Partnership has completed payment of all installments of its capital contributions to all of the Operating
Partnerships. Series 10 net offering proceeds in the amount of $143,341 remain in working capital.

(Series 11). The Partnership commenced offering BACs in Series 11 on
September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

During the fiscal year ended March 31, 2001, the Partnership did not use any of Series 11's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2001 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of
$18,894,372, and the Partnership had completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships. Series 11
net offering proceeds in the amount of $447,611 remain to be used by the
Partnership to pay outstanding installments of capital contributions to one
Operating Partnership and to fund working capital expenses.

(Series 12). The Partnership commenced offering BACs in Series 12 on
February 1, 1991. The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2001, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2001
the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of
$22,356,179, and the Partnership had completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships. Series 12
net offering proceeds in the amount of $61,416 remain to be used by the
Partnership to pay outstanding installments of capital contributions to two
Operating Partnerships and to fund working capital expenses.

(Series 14). The Partnership commenced offering BACs in Series 14 on
May 20, 1991. The Partnership had received and accepted subscriptions for
$55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of
BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2001, the Partnership did not use any of Series 14's net offering proceeds to pay installments of its capital contributions to the Operating Partnership. As of March 31,
2001 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328, and the Partnership had completed payment of all installments of its capital contributions to 88 of the 101 Operating Partnerships. Series 14 net offering proceeds in the amount of $547,657 remain to be used by the Partnership to pay outstanding installments of capital contributions to Operating Partnerships and to fund working capital expenses.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee charged to operations for the fiscal years ended March 31, 2001 and 2000 was $2,283,282 and $2,280,617, respectively. The amount is anticipated to decrease in subsequent fiscal years as the Operating Partnerships begin to pay annual partnership management fees and reporting fees to the Partnership.
The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 100% for both years.

For the tax years ended December 31, 2000 and 1999, the series, in total,generated $739,261 and $804,642, respectively, in passive income tax losses that were passed through to the investors, and also provided $.51 and $.71, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, the Investments in Operating Partnerships
for Series 7 was $478,143 and $705,120, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 Series 7 reflects a net loss from Operating Partnerships of $(43,679) and $(78,819), respectively, adjusted for depreciation which is a non-cash item.

During the fourth quarter of 2000, the City of Miami issued code violations to Metropole Apartments Associates LP (the Metropole Apartments) as a result of other deferred maintenance items. To address these issues, the Operating General Partner has requested that a capital needs assessment be performed on the property. The assessment has been completed and analyzed by the Operating General Partner and the Investment General Partner. Since the assessment was performed, the Operating General Partner has overseen the work at the project with respect to the code violations. Currently, painting contractors and stucco contractors have been retained and work is in process. In addition to this, 50% of the work, both interior and exterior has already been completed. The Investment General Partner will continue to monitor this partnership.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apartments.), suffered from cash flow deficits and the senior mortgage was in default. In an effort to address the delinquency, the Investment General Partner attempted to work with the lender for more favorable terms, but to no avail. Due to the operating deficits and the mortgagor's unwillingness to work with the Investment General Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank decided against continuing its foreclosure proceeding. During this reprieve, the Investment General Partner worked to locate a replacement General Partner and was unsuccessful in doing so. Due to the fact that the property was vacant for most of 1999 and there are uncured health and safety violations, the Investment General Partner decided that the risk associated with the partnership outweighed potential benefits. As a result ownership of the partnership was transferred to a new entity effective December 31, 2000. The Investment Limited Partnership previously faced recapture of a portion of the credits previously taken. Due to the transfer of ownership in 2000, the Investment Limited Partner will be unable to take any future credits.

(Series 9). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.6% for both years. The series had a total of 55 properties as of March 31, 2001, of which 50 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $3,100,353 and $3,135,277, respectively, in passive income tax losses that were passed through to the investors, and also provided $.81 and $.85, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, the Investments in Operating Partnerships
for Series 9 was $6,188,711 and $7,491,734, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 Series 9 reflects a net income from Operating Partnerships of $915,412 and $600,349,respectively, adjusted for depreciation which is a non cash item.

In April of 2000, School Street II Limited Partnership (School Street Apts. II) inserted Marshall School Street II, LLC. as the Operating General Partner and property management company. Since taking control, the new properties management has completed the capital improvements program and improved the tenant selection criteria. Occupancy averaged 97% for the first quarter ended March 31, 2001, continuing the strong improvement, which occurred during the second half of 2000. Based on the improved occupancy and increased tenant selection criteria, the property's operation and cash flow should improve in 2001. The Operating General Partner continues to fund any operating cash deficits.

As a result of poor occupancy at the property, the Operating Partnership, New Holland Apartments Limited Partnership (New Holland Apartments.), suffered from cash flow deficits and the senior mortgage was in default. In an effort to address the delinquency, the Investment General Partner attempted to work with the lender for more favorable terms, but to no avail. Due to the operating deficits and the mortgagor's unwillingness to work with the Investment General Partner or to accept a deed in lieu of foreclosure, the bank moved to foreclose on the property. Due to a lack of perceived value in the vacant property, the bank decided against continuing its foreclosure proceeding. During this reprieve, the Investment General Partner worked to locate a replacement General Partner and was unsuccessful in doing so. Due to the fact that the property was vacant for most of 1999 and there are uncured health and safety violations, the Investment General Partner decided that the risk associated with the partnership outweighed potential benefits. As a result ownership of the partnership was transferred to a new entity effective December 31, 2000. The Investment Limited Partnership previously faced recapture of a portion of the credits previously taken. Due to the transfer of ownership in 2000, the Investment Limited Partner will be unable to take any future credits.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 65% for the year 2000. Occupancy for the first quarter of 2001 was 60.2%. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent is presently waiving security deposits and working with the housing authority to increase the amount of rental assistance available at the property. Additionally, the rents have been reduced by $20 to offset the utility charges being offered at competitive developments. The Operating General Partner continues to financially support the partnership. The Investment General Partner continues to monitor this situation.

(Series 10). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 45 properties at March 31, 2001, of which 44 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999 the series, in total, generated $1,084,847 and $1,420,946, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.30 and $1.30, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, the Investments in Operating Partnerships
for Series 10 was $6,416,705 and $6,885,117, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 Series 10 reflects net income from Operating Partnerships of $1,270,053 and $1,441,685, respectively, adjusted for depreciation which is a non cash item.

The 1999 and 2000 audited financial statements for Chuckatuck Square were prepared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property suffers from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property has accumulated payables and is delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development that allows for reduced debt service payments. The reduced debt service requirement, improved rental collection and controlled expenses have allowed the property to reduce the accounts payable from $12,383 as of December 31, 1999 to $3,800 as of May 31, 2001. The tenant receivables have been reduced from $7,305 as of December 31, 1999 to $3,800 as of May 31, 2001. The Operating General Partner continues to work with Rural Development to permanently restructure the loan terms and obtain additional rental assistance. In addition the Operating General Partner is actively seeking grant funds to be utilized for capital improvements to the property. During 2000, the operating General Partner advanced $15,707 to the partnership to help support the property.

(Series 11). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 100% for both years.

For the tax years ended December 31, 2000 and 1999, the series, in total,generated $1,941,868 and $1,504,433, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.24 and $1.31,respectively, in tax credits per BAC to the investors

As of March 31, 2001 and 2000, the Investments in Operating Partnerships
for Series 11 was $7,369,859 and $8,097,883, respectively. Investments in
Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 Series 11 reflects net income from Operating Partnerships of $866,415 and $897,891, respectively, adjusted for depreciation which is a non-cash item.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership, Copper Creek Limited Partnership and Sierra Limited

Partnership. These unauthorized distributions have been classified as receivables from the Operating General Partner on the partnerships audited financial statements. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions.

Ivan Woods Limited Partnership(Ivan Woods Senior Apartments) received a Form 8823, Low Income Housing Credit Agencies Report of Non-compliance, on September 1, 1999. The non-compliance involved five units and occurred during the first eighteen months of the compliance period. All units are now in compliance and all cases of non-compliance were cured prior to year-end 1999. There was no reduction to the tax credits taken in the year 2000 for the period of non-compliance.

The Operating General Partner of London Arms/Lyn Mar Limited (London Arms Apartments) requested that a capital needs assessment be performed on the property. The assessment has been completed and submitted during the first quarter of 2001. The capital need assessment is presently being evaluated and both the Operating General Partner and the Investment General Partner are examining sources of funding. The Investment General Partner will continue to monitor this partnership.

(Series 12). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at March 31, 2001, of which 50 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,860,719 and $2,036,792, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.45 and
$1.46, respectively, in tax credit per BAC to the investors.

As of March 31, 2001 and 2000, the Investments in Operating Partnerships
for Series 12 was $7,243,683 and $8,296,388, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 Series 12 reflects net income from Operating Partnerships of $706,390 and $822,379, respectively, adjusted for depreciation which is a non cash item.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership and Shawnee Ridge Limited Partnership. These unauthorized distributions have been classified as receivables from the Operating General Partner on the partnerships audited financial statements. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating general Partner. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions.

Union Baptist Plaza, Limited Partnership, located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The 2000 audited financial statement was prepared assuming the partnership would continue as a Going Concern. The Partnership has suffered recurring operating losses and its total liabilities exceed its total assets. The property has a history of high occupancy, however high operating expenses particularly taxes and utilities prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 1999 and 2000 property taxes are delinquent and have accrued in the amount of $42,810 plus interest. The Operating General Partner is actively seeking to transfer its General Partner interest of this property currently negotiating with the Springfield Housing Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization, that is capable of operating the property more efficiently. As part of any negotiated transfer, outstanding real estate taxes will be brought current.

Ivan Woods Limited Partnership (Ivan Woods Senior Apartments) received a Form 8823, Low Income Housing Credit Agencies Report of Non-compliance, on September 1, 1999. The non-compliance involved five units and occurred during the first eighteen months of the compliance period. All units are now in compliance and all cases of non-compliance were cured prior to year-end 1999. There was no reduction to the tax credits taken in the year 2000 for the period of non-compliance.

(Series 14). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.8% for both years. The series had a total of 101 properties at March 31, 2001, of which 97 were at 100%
qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total,generated $4,244,173 and $4,171,124, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.39 and $1.41, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, the Investments in Operating Partnerships
for Series 14 was $12,834,493 and $15,160,631, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 Series 14 reflects a net income from Operating Partnerships of $1,495,828 and $1,973,797, respectively, adjusted for depreciation which is a non-cash item.

Lakewood Terrace Limited Partnership (Lakewood Terrace Apartments) operated at breakeven for the first quarter of 2001 and Occupancy continues to be strong at 100%. The Operating General Partner has been successful in securing a four (4) year rental assistance contract with HUD and has also been granted a 2.2% rental increase. The increase in rents and continued high occupancy has financially assisted the partnership.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. Occupancy for the first quarter of 2001 averaged 100%. Despite improved occupancy, and new management, the property is no longer able to meet the mortgage obligation. The last mortgage payment was made in February 2001. The Operating General Partner with the assistance of the Investment General Partner is working with the mortgage holders to restructure the debt, however at this time the mortgage holders appear unwilling to do so.

The properties owned by Haven Park Partners II, A California LP (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. It is anticipated that a localized management presence will allow the property to operate in a more cost-effective manner. As a result of the efforts of the new Management Company, occupancy levels are improving. As of March 31, 2001 physical occupancy at Haven Park II was 100%.
The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2001 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. It is anticipated that a localized management and ownership presence will allow the properties to operate in a more cost-effective manner. Occupancy at Both Haven Park III and Haven Park IV has stabilized as a result of the efforts of the new Management Company. As of March 31, 2001 physical occupancy at Haven Park III was 100%. Occupancy at Haven Park IV decreased to 83% due to unexpected turnover of units. Management is confident that occupancy will improve in the next quarter.

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

On April 10,2001 Woodfield Commons LP received a Notice of Beginning of Administration Proceedings for the tax year ending 1998. The current notice is not expected, and it is likely that issues similar to those of the proceeding audits will be raised and that, if necessary, the operating partnership will again seek a resolution with the appeals court

The Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are of this opinion, it is the opinion of the Investment General Partner that the outcome could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote in the annual financial statement(Note H) which is a part of the most recently filed 10-K dated March 31, 2000.

In August of 2000, Toano III Limited Partnership(Burnt Ordinary Village) received several forms 8823's Low Income Housing Credit Agencies Report of Non-Compliance. Non-compliance issues occurred while qualifying two residents. All non-compliance issues have been corrected and the Investment General Partner does not anticipate an impact to the fund.

Recent Accounting Statements Not Yet Adopted

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FSAB Statement No. 133," and SFAS No. 139, "Recission of FASB No. 53 and amendments to FASB Statements No. 63, 89, and 121." In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125."

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2000. SFAS No. 140 is generally effective for fiscal years beginning after December 15, 2000.

The Fund does not have any derivative or hedging activities and is not a not for profit organization. Consequently, these pronouncements are not expected to have any effect on the Fund's financial statements.

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

John P. Manning, age 53, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. and is a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.. Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 56, is Executive Vice President of Boston Capital Corporation, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock

Exchange since 1967. He is on the Board of Directors Cognistar Corporation. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Anthony A. Nickas, age 40, is Chief Operating Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr. Nickas is responsible for all the financial, accounting and operational functions of Boston Capital and has spent the past thirteen years in the real estate syndication and investment business. His prior responsibilities at Boston Capital included management of finance and accounting for the project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

Jeffrey H. Goldstein, age 40, is Senior Vice President and Director of Real Estate for Boston Capital Partners, Inc. Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and formerly served as Chairman of the Finance Committee. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a real estate development firm, served as Manager for Homeowner Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 54, is Senior Vice President in charge of corporate investments for Boston Capital Partners, Inc., and is a member of the firm's Operating Committee. He is responsible for all corporate investment activity and has spent twenty years in the real estate syndication and investment business. Mr. Costello's prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held management and executive positions in companies associated with real estate syndication as well as in the medical electronics industry. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers' Graduate School of Business Administration.

    Involvement in certain legal proceedings.

None.

(g) Promoters and control persons.

None.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited
Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2001 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating
Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited
Partnership. The annual partnership management fee accrued during the year ended March 31, 2001 was $2,509,932. Accrued fees are payable without interest as sufficient funds become available.

The Partnership has reimbursed, or accrued to, an affiliate of the
General Partner a total of $56,747 for amounts charged to operations during the year ended March 31, 2001. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.
Item 12.	Security Ownership of Certain Beneficial Owners and
Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2001, 18,679,738 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

(b) Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Partnership. The Partnership's response to Item
12(a) is incorporated herein by reference.

Effective June 1, 2001, there was a restructuring of the General Partner of the Fund and all of its affiliates. Two individuals previously reported under Part III, Item 10 of this 10-K; namely, Herbert F. Collins and Chris Collins, have effectively redeemed their ownership interests in the General Partner and all affiliates of the Fund. The primary ownership of those affiliates is now made up of majority and managing owner John P. Manning and minority owner DMI Trust Group. For disclosure purposes we have included biographical information on two additional individuals who along with Messrs. Manning, DeAgazio, and Nickas make up the Executive Committee of Boston Capital Partners, Inc. ("Boston Capital") with primary responsibility for the Funds affairs.

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

Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption "Compensation and
Fees", which is incorporated herein by reference. See Note B of Notes to
Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2001.
(b)	Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Indebtedness of management.

None.

(d)	Transactions with promoters.

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on

Form 8-K

(a) 1 and 2. Financial Statements and Financial Statement

Schedules

Independent Auditors' Report

Balance Sheets, March 31, 2001 and 2000

Statement of Operations, Years ended March 31, 2001, 2000, and

1999.

Statements of Changes in Partners' Capital, Years ended March

31, 2001, 2000 and 1999.

Statements of Cash Flows, Years ended March 31, 2001, 2000 and

1999.

Notes to Financial Statements, March 31, 2001, 2000 and

1999.

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

Exchange Commission on October 25, 1989.)

Exhibit No. 13 -

a. Financial Statements

Exhibit No. 99 - Additional exhibits

    Schedule III - Real Estate and Accumulated Depreciation

and Notes to Schedule III

b. Independent Auditors Reports for Operating Limited

Partnerships.

(b) Reports on Form 8-K

(c) Exhibits

The list of exhibits required by Item 601 of Regulation S-K is included in Item (a)(3).

(d) Financial Statement Schedules

See Item (a) 1 and 2 above.

(e) Independent Auditors' Reports for Operating Limited

Partnerships.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities

Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: July 13, 2001	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934,

this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

July 13, 2001	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

John P. Manning

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT

BOSTON CAPITAL TAX CREDIT FUND II
LIMITED PARTNERSHIP -
SERIES 7, 9 THROUGH 12, AND 14

MARCH 31, 2001 AND 2000

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

Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
(301) 652-9100 * Fax (301) 652-1848

INDEPENDENT AUDITORS’ REPORT

To the Partners
Boston Capital Tax Credit Fund II
  Limited Partnership

             We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership — Series 7, Series 9 through 12, and Series 14, in total and for each series, as of March 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2001.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund II Limited Partnership owns a limited partnership interest.  Investments in such partnerships comprise the following percentages of the assets as of March 31, 2001 and 2000 for Series 7, Series 9 through 12, and Series 14, and the limited partnership loss for each of the three years ended March 31, 2000 for Series 7, Series 9 through 12, and Series 14: Total, 23% and 30% of the assets and 20%, 29% and 24% of the partnership loss; Series 7, 20% and 25% of the assets and 24%, 27% and 13% of the partnership loss; Series 9, 34% and 32% of the assets and 15%, 31% and 29% of the partnership loss; Series 10, 18% and 45% of the assets and 14%, 30% and 20% of the partnership loss; Series 11, 10% and 16% of the assets and 14%, 20% and 32% of the partnership loss; Series 12, 17% and 24% of the assets and 21%, 28% and 24% of the partnership loss; and Series 14, 29% and 32% of the assets and 24%, 22% and 19% of the partnership loss.  The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

          In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund II Limited Partnership, including Boston Capital Tax Credit Fund II Limited Partnership - Series 7, Series 9 through 12, and Series 14, in total and for each series, as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

             We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K item 14(a) of Boston Capital Tax Credit Fund II Limited Partnership — Series 7, Series 9 through 12, and Series 14 as of March 31, 2001.  In our opinion, the schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
June 27, 2001

Boston Capital Tax Credit Fund II Limited Partnership
Series 7, 9 through 12, and 14

BALANCE SHEETS

March 31, 2001 and 2000

	Total
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$40,320,863	$46,636,873

OTHER ASSETS
Cash and cash equivalents (notes A and E)	903,223	901,179
Investments held to maturity (notes A and G)	642,595	611,093
Notes receivable (note F)	543,584	543,584
Deferred acquisition costs, net of accumulated amortization (notes A and C)	1,044,076	1,092,637
Other	989,477	799,453
	$44,443,818	$50,584,819

LIABILITIES AND PARTNERS’ CAPITAL.

LIABILITIES
Accounts payable – trade	$1,380	$1,380
Accounts payable – affiliates (note B)	22,081,673	19,467,919
Capital contributions payable (note C)	261,103	261,103

	22,344,156	19,730,402
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 18,679,738 issued and outstanding to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 18,679,738 issued and outstanding at March 31, 2001 and 2000	23,495,380	32,162,586
General partner	(1,395,718)	(1,308,169)

	22,099,662	30,854,417

	$44,443,818	$50,584,819

	Series 7
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$478,143	$705,120

OTHER ASSETS
Cash and cash equivalents (notes A and E)	6,561	4,929
Investments held to maturity (notes A and G)	-	-
Notes receivable (note F)	-	-
Deferred acquisition costs, net of accumulated amortization (notes A and C)	-	-
Other	67,204	57,517

	$551,908	$767,566

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES
Accounts payable – trade	$-	$-
Accounts payable – affiliates (note B)	1,293,251	1,155,639
Capital contributions payable (note C)	-	-

	1,293,251	1,155,639
PARTNERS’ DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 1,036,100 issued and outstanding to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,036,100 issued and outstanding at March 31, 2001 and 2000	(644,003)	(294,266)
General partner	(97,340)	(93,807)

	(741,343)	(388,073)

	$551,908	$767,566

	Series 9
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and C)	$6,138,711	$7,491,734

OTHER ASSETS
Cash and cash equivalents (notes A and E)	245,954	247,361
Investments held to maturity (notes A and G)	92,788	88,505
Notes receivable (note F)	-	-
Deferred acquisition costs, net of accumulated amortization (notes A and C)	18,702	19,572
Other	215,851	204,244

	$6,712,006	$8,051,416

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable – trade	$-	$-
Accounts payable – affiliates (note B)	5,189,472	4,608,729
Capital contributions payable (note C)	-	-

	5,189,472	4,608,729
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 4,178,029 issued and outstanding to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,178,029 issued and outstanding at March 31, 2001 and 2000	1,867,649	3,768,600
General partner	(345,115)	(325,913)

	1,522,534	3,442,687

	$6,712,006	$8,051,416

	Series 10
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$6,416,705	$6,885,117

OTHER ASSETS
Cash and cash equivalents (notes A and E)	49,745	32,209
Investments held to maturity (notes A and G)	94,086	89,657
Notes receivable (note F)	-	-
Deferred acquisition costs, net of accumulated amortization (notes A and C)	73,990	77,431
Other	42,843	42,154

	$6,677,369	$7,126,568

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable – trade	$-	$-
Accounts payable – affiliates (note B)	3,406,008	3,050,496
Capital contributions payable (note C)	-	-

	3,406,008	3,050,496
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 2,428,925 issued and outstanding to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,428,925 issued and outstanding at March 31, 2001 and 2000	3,449,460	4,246,124
General partner	(178,099)	(170,052)

	3,271,361	4,076,072

	$6,677,369	$7,126,568

	Series 11
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$7,209,128	$8,097,883

OTHER ASSETS
Cash and cash equivalents (notes A and E)	299,326	247,690
Investments held to maturity (notes A and G)	148,285	141,329
Notes receivable (note F)	-	-
Deferred acquisition costs, net of accumulated amortization (notes A and C)	37,503	39,247
Other	81,359	68,870

	$7,775,601	$8,595,019

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable – trade	$-	$-
Accounts payable – affiliates (note B)	2,603,194	2,277,513
Capital contributions payable (note C)	22,528	22,528

	2,625,722	2,300,041
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 2,489,599 issued and outstanding to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,489,599 issued and outstanding at March 31, 2001 and 2000	5,313,065	6,446,713
General partner	(163,186)	(151,735)

	5,149,879	6,294,978

	$7,775,601	$8,595,019

	Series 12
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$7,243,683	$8,296,388

OTHER ASSETS
Cash and cash equivalents (notes A and E)	61,416	68,437
Investments held to maturity (notes A and G)	-	-
Notes receivable (note F)	-	-
Deferred acquisition costs, net of accumulated amortization (notes A and C)	286,311	299,628
Other	116,367	105,927

	$7,707,777	$8,770,380

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable – trade	$-	$-
Accounts payable – affiliates (note B)	3,260,414	2,868,059
Capital contributions payable (note C)	11,405	11,405

	3,271,819	2,879,464
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 2,972,795 issued and outstanding to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,972,795 issued and outstanding at March 31, 2001 and 2000	4,648,858	6,089,266
General partner	(212,900)	(198,350)

	4,435,958	5,890,916

	$7,707,777	$8,770,380

	Series 14
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$12,834,493	$15,160,631

OTHER ASSETS
Cash and cash equivalents (notes A and E)	240,221	300,553
Investments held to maturity (notes A and G)	307,436	291,602
Notes receivable (note F)	543,584	543,584
Deferred acquisition costs, net of accumulated amortization (notes A and C)	627,570	656,759
Other	465,853	320,741

	$15,019,157	$17,273,870

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable – trade	$1,380	$1,380
Accounts payable – affiliates (note B)	6,329,334	5,507,483
Capital contributions payable (note C)	227,170	227,170

	6,557,884	5,736,033
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 20,000,000 authorized beneficial assignee certificates (BAC), $10 stated value, 5,574,290 issued and outstanding to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 5,574,290 issued and outstanding at March 31, 2001 and 2000	8,860,351	11,906,149
General partner	(399,078)	(368,312)

	8,461,273	11,537,837

	$15,019,157	$17,273,870

See notes to financial statements

Boston Capital Tax Credit Fund II Limited Partnership
Series 7, 9 through 12, and 14

STATEMENTS OF OPERATIONS

Years ended March 31, 2001, 2000 and 1999

	Total
	2001	2000	1999
Income
Interest income	$51,891	$53,779	$73,186
Miscellaneous income	9,288	38,750	37,206

	61,179	92,529	110,392

Share of losses from operating limited partnerships (note A)	(5,981,076)	(5,998,233)*	(7,498,353)

Expenses
Professional fees	175,053	231,351	229,416
Partnership management fee (note B)	2,283,282	2,280,617	2,299,147
Amortization (note A)	48,561	48,561	48,561
Impairment loss (note A)	210,731	-	468,736
General and administrative expenses (note B)	117,231	141,353	131,758

	2,834,858	2,701,882	3,177,618

NET LOSS (note A)	$(8,754,755)	$(8,607,586)	$(10,565,579)

Net loss allocated to general partner	$(87,549)	$(86,075)	$(105,657)

Net loss allocated to assignees	$(8,667,206)	$(8,521,511)	$(10,459,922)

Net loss per BAC	$(0.46)	$(0.46)	$(0.56)

*  Includes loss on disposal of operating limited partnership (Series 10) of $235,446.

	Series 7
	2001	2000	1999
Income
Interest income	$98	$185	$162
Miscellaneous income	-	-	150

Total income	98	185	312

Share of losses from operating limited partnerships (note A)	(226,977)	(269,128)	(255,660)

Expenses
Professional fees	12,413	11,844	18,264
Partnership management fee (note B)	107,283	108,654	103,589
Amortization (note A)	-	-	-
Impairment loss (note A)	-	-	255,418
General and administrative expenses (note B)	6,695	7,193	6,845

	126,391	127,691	384,116

NET LOSS (note A)	$(353,270)	$(396,634)	$(639,464)

Net loss allocated to general partner	$(3,533)	$(3,966)	$(6,395)

Net loss allocated to assignees	$(349,737)	$(392,668)	$(633,069)

Net loss per BAC	$(0.34)	$(0.38)	$(0.61)

	Series 9
	2001	2000	1999
Income
Interest income	$10,812	$11,565	$22,140
Miscellaneous income	2,418	10,027	3,472

Total income	13,230	21,592	25,612

Share of losses from operating limited partnerships (note A)	(1,296,953)	(1,587,512)	(1,736,728)

Expenses
Professional fees	26,438	39,228	39,133
Partnership management fee (note B)	536,992	539,698	552,372
Amortization (note A)	870	870	870
Impairment loss (note A)	50,000	-	-
General and administrative expenses (note B)	22,130	28,663	25,771

	636,430	608,459	618,146

NET LOSS (note A)	$(1,920,153)	$(2,174,379)	$(2,329,262)

Net loss allocated to general partner	$(19,202)	$(21,744)	$(23,293)

Net loss allocated to assignees	$(1,900,951)	$(2,152,635)	$(2,305,969)

Net loss per BAC	$(0.45)	$(0.52)	$(0.55)

	Series 10
	2001	2000	1999
Income
Interest income	$5,606	$4,891	$5,647
Miscellaneous income	-	8,550	-

Total income	5,606	13,441	5,647

Share of losses from operating limited partnerships (note A)	(446,106)	(407,144)*	(897,590)

Expenses
Professional fees	21,624	33,952	31,182
Partnership management fee (note B)	322,229	323,517	324,577
Amortization (note A)	3,441	3,441	3,441
Impairment loss (note A)	-	-	-
General and administrative expenses (note B)	16,917	21,608	17,011

	364,211	382,518	376,211

NET LOSS (note A)	$(804,711)	$(776,221)	$(1,268,154)

Net loss allocated to general partner	$(8,047)	$(7,762)	$(12,682)

Net loss allocated to assignees	$(796,664)	$(768,459)	$(1,255,472)

Net loss per BAC	$(0.33)	$(0.32)	$(0.52)

*  Includes loss on disposal of operating limited partnership (Series 10) of $235,446.

	Series 11
	2001	2000	1999
Income
Interest income	$12,343	$11,638	$14,804
Miscellaneous income	-	7,453	5,091

Total income	12,343	19,091	19,895

Share of losses from operating limited partnerships (note A)	(662,007)	(637,934)	(931,161)

Expenses
Professional fees	21,158	32,595	29,826
Partnership management fee (note B)	296,881	290,784	300,795
Amortization (note A)	1,744	1,744	1,744
Impairment loss (note A)	160,731	-	84,701
General and administrative expenses (note B)	14,921	18,237	16,972

	495,435	343,360	434,038

NET LOSS (note A)	$(1,145,099)	$(962,203)	$(1,345,304)

Net loss allocated to general partner	$(11,451)	$(9,622)	$(13,453)

Net loss allocated to assignees	$(1,133,648)	$(952,581)	$(1,331,851)

Net loss per BAC	$(0.46)	$(0.38)	$(0.53)

	Series 12
	2001	2000	1999
Income
Interest income	$1,300	$1,465	$805
Miscellaneous income	2,736	2,886	10,846

Total income	4,036	4,351	11,651

Share of losses from operating limited partnerships (note A)	(1,036,150)	(998,028)	(1,122,280)

Expenses
Professional fees	37,775	35,899	36,772
Partnership management fee (note B)	352,368	362,250	347,246
Amortization (note A)	13,317	13,317	13,317
Impairment loss (note A)	-	-	128,617
General and administrative expenses (note B)	19,384	21,685	21,986

	422,844	433,151	547,938

NET LOSS (note A)	$(1,454,958)	$(1,426,828)	$(1,658,567)

Net loss allocated to general partner	$(14,550)	$(14,268)	$(16,586)

Net loss allocated to assignees	$(1,440,408)	$(1,412,560)	$(1,641,981)

Net loss per BAC	$(0.48)	$(0.48)	$(0.55)

	Series 14
	2001	2000	1999
Income
Interest income	$21,732	$24,035	$29,628
Miscellaneous income	4,134	9,834	17,647

Total income	25,866	33,869	47,275

Share of losses from operating limited partnerships (note A)	(2,312,883)	(2,098,487)	(2,554,934)

Expenses
Professional fees	55,645	77,833	74,239
Partnership management fee (note B)	667,529	655,714	670,568
Amortization (note A)	29,189	29,189	29,189
Impairment loss (note A)	-	-	-
General and administrative expenses (note B)	37,184	43,967	43,173

	789,547	806,703	817,169

NET LOSS (note A)	$(3,076,564)	$(2,871,321)	$(3,324,828)

Net loss allocated to general partner	$(30,766)	$(28,713)	$(33,248)

Net loss allocated to assignees	$(3,045,798)	$(2,842,608)	$(3,291,580)

Net loss per BAC	$(0.55)	$(0.51)	$(0.59)

See notes to financial statements

Boston Capital Tax Credit Fund II Limited Partnership
Series 7, 9 through 12, and 14

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years ended March 31, 2001, 2000 and 1999

Total	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$51,144,019	$(1,116,437)	$50,027,582

Net loss	(10,459,922)	(105,657)	(10,565,579)

Partners’ capital (deficit), March 31, 1999	40,684,097	(1,222,094)	39,462,003

Net loss	(8,521,511)	(86,075)	(8,607,586)

Partners’ capital (deficit), March 31, 2000	32,162,586	(1,308,169)	30,854,417

Net loss	(8,667,206)	(87,549)	(8,754,755)

Partners’ capital (deficit), March 31, 2001	$23,495,380	$(1,395,718)	$22,099,662

Series 7	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$731,471	$(83,446)	$648,025

Net loss	(633,069)	(6,395)	(639,464)

Partners’ capital (deficit), March 31, 1999	98,402	(89,841)	8,561

Net loss	(392,668)	(3,966)	(396,634)

Partners’ capital (deficit), March 31, 2000	(294,266)	(93,807)	(388,073)

Net loss	(349,737)	(3,533)	(353,270)

Partners’ capital (deficit), March 31, 2001	$(644,003)	$(97,340)	$(741,343)

Series 9	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$8,227,204	$(280,876)	$7,946,328

Net loss	(2,305,969)	(23,293)	(2,329,262)

Partners’ capital (deficit), March 31, 1999	5,921,235	(304,169)	5,617,066

Net loss	(2,152,635)	(21,744)	(2,174,379)

Partners’ capital (deficit), March 31, 2000	3,768,600	(325,913)	3,442,687

Net loss	(1,900,951)	(19,202)	(1,920,153)

Partners’ capital (deficit), March 31, 2001	$1,867,649	$(345,115)	$1,522,534

Series 10	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$6,270,055	$(149,608)	$6,120,447

Net loss	(1,255,472)	(12,682)	(1,268,154)

Partners’ capital (deficit), March 31, 1999	5,014,583	(162,290)	4,852,293

Net loss	(768,459)	(7,762)	(776,221)

Partners’ capital (deficit), March 31, 2000	4,246,124	(170,052)	4,076,072

Net loss	(796,664)	(8,047)	(804,711)

Partners’ capital (deficit), March 31, 2001	$3,449,460	$(178,099)	$3,271,361

Series 11	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$8,731,145	$(128,660)	$8,602,485

Net loss	(1,331,851)	(13,453)	(1,345,304)

Partners’ capital (deficit), March 31, 1999	7,399,294	(142,113)	7,257,181

Net loss	(952,581)	(9,622)	(962,203)

Partners’ capital (deficit), March 31, 2000	6,446,713	(151,735)	6,294,978

Net loss	(1,133,648)	(11,451)	(1,145,099)

Partners’ capital (deficit), March 31, 2001	$5,313,065	$(163,186)	$5,149,879

Series 12	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$9,143,807	$(167,496)	$8,976,311

Net loss	(1,641,981)	(16,586)	(1,658,567)

Partners’ capital (deficit), March 31, 1999	7,501,826	(184,082)	7,317,744

Net loss	(1,412,560)	(14,268)	(1,426,828)

Partners’ capital (deficit), March 31, 2000	6,089,266	(198,350)	5,890,916

Net loss	(1,440,408)	(14,550)	(1,454,958)

Partners’ capital (deficit), March 31, 2001	$4,648,858	$(212,900)	$4,435,958

Series 14	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$18,040,337	$(306,351)	$17,733,986

Net loss	(3,291,580)	(33,248)	(3,324,828)

Partners’ capital (deficit), March 31, 1999	14,748,757	(339,599)	14,409,158

Net loss	(2,842,608)	(28,713)	(2,871,321)

Partners’ capital (deficit), March 31, 2000	11,906,149	(368,312)	11,537,837

Net loss	(3,045,798)	(30,766)	(3,076,564)

Partners’ capital (deficit), March 31, 2001	$8,860,351	$(399,078)	$8,461,273

See notes to financial statements

Boston Capital Tax Credit Fund II Limited Partnership
Series 7, 9 through 12, and 14

STATEMENTS OF CASH FLOWS

Years ended March 31, 2001, 2000 and 1999

	Total
	2001	2000	1999
Cash flows from operating activities
Net loss	$(8,754,755)	$(8,607,586)	$(10,565,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distribution from operating limited partnerships	102,049	128,448	57,177
Share of losses from operating limited partnerships	5,981,076	5,998,233	7,498,353
Impairment loss	210,731	-	468,736
Amortization	48,561	48,561	48,561
Changes in assets and liabilities
Accounts payable and accrued expenses	2,613,754	2,651,613	2,580,197
Other assets	(23,136)	7,822	(39,928)

Net cash provided by (used in) operating activities	178,280	227,091	47,517

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	(104,590)	(2,543)
Repayment from (advance to) operating limited partnerships	(144,734)	(200,774)	(65,677)
Purchase of investments (net of proceeds from redemption of investments)	(31,502)	451,422	(145,018)

Net cash provided by (used in) investing activities	(176,236)	146,058	(213,238)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,044	373,149	(165,721)

Cash and cash equivalents, beginning	901,179	528,030	693,751

Cash and cash equivalents, end	$903,223	$901,179	$528,030

Supplemental schedule of noncash investing and financing activities

The partnership has decreased its capital contribution obligation to the operating limited partnerships for low income tax credits not generated.	$-	$2,724	$-

The partnership has adjusted its investment in operating limited partnerships for low income tax credits not generated.	$22,154	$57,687	$14,468

The partnership has increased its investment in operating limited partnerships for releases from escrows.	$-	$-	$12,830

	Series 7
	2001	2000	1999
Cash flows from operating activities
Net loss	$(353,270)	$(396,634)	$(639,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distribution from operating limited partnerships	-	-	-
Share of losses from operating limited partnerships	226,977	269,128	255,660
Impairment loss	-	-	255,418
Amortization	-	-	-
Changes in assets and liabilities
Accounts payable and accrued expenses	137,612	134,805	159,949
Other assets	(9,687)	-	-

Net cash provided by (used in) operating activities	1,632	7,299	31,563

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-
Repayment from (advance to) operating limited partnerships	-	(10,899)	(30,168)
Purchase of investments (net of proceeds from redemption of investments)	-	-	-

Net cash provided by (used in) investing activities	-	(10,899)	(30,168)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,632	(3,600)	1,395

Cash and cash equivalents, beginning	4,929	8,529	7,134

Cash and cash equivalents, end	$6,561	$4,929	$8,529

Supplemental schedule of noncash investing and financing activities

The partnership has decreased its capital contribution obligation to the operating limited partnerships for low income tax credits not generated.	$-	$-	$-

The partnership has adjusted its investment in operating limited partnerships for low income tax credits not generated.	$-	$-	$-

The partnership has increased its investment in operating limited partnerships for releases from escrows.	$-	$-	$-

	Series 9
	2001	2000	1999
Cash flows from operating activities
Net loss	$(1,920,153)	$(2,174,379)	$(2,329,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distribution from operating limited partnerships	3,052	1,047	1,249
Share of losses from operating limited partnerships	1,296,953	1,587,512	1,736,728
Impairment loss	50,000	-	-
Amortization	870	870	870
Changes in assets and liabilities
Accounts payable and accrued expenses	580,743	575,785	575,781
Other assets	(8,589)	12,553	(9,921)

Net cash provided by (used in) operating activities	2,876	3,388	(24,555)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	(4,590)	-
Repayment from (advance to) operating limited partnerships	-	(59,169)	(96,620)
Purchase of investments (net of proceeds from redemption of investments)	(4,283)	164,194	(3,202)

Net cash provided by (used in) investing activities	(4,283)	100,435	(99,822)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,407)	103,823	(124,377)

Cash and cash equivalents, beginning	247,361	143,538	267,915

Cash and cash equivalents, end	$245,954	$247,361	$143,538

Supplemental schedule of noncash investing and financing activities

The partnership has decreased its capital contribution obligation to the operating limited partnerships for low income tax credits not generated.	$-	$-	$-

The partnership has adjusted its investment in operating limited partnerships for low income tax credits not generated.	$3,018	$3,437	$-

The partnership has increased its investment in operating limited partnerships for releases from escrows.	$-	$-	$-

	Series 10
	2001	2000	1999
Cash flows from operating activities
Net loss	$(804,711)	$(776,221)	$(1,268,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distribution from operating limited partnerships	22,306	21,040	7,917
Share of losses from operating limited partnerships	446,106	407,144	897,590
Impairment loss	-	-	-
Amortization	3,441	3,441	3,441
Changes in assets and liabilities
Accounts payable and accrued expenses	355,512	355,512	355,512
Other assets	(689)	(7,149)	(2,691)

Net cash provided by (used in) operating activities	21,965	3,767	(6,385)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-
Repayment from (advance to) operating limited partnerships	-	-	-
Purchase of investments (net of proceeds from redemption of investments)	(4,429)	(4,674)	(1,983)

Net cash provided by (used in) investing activities	(4,429)	(4,674)	(1,983)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,536	(907)	(8,368)

Cash and cash equivalents, beginning	32,209	33,116	41,484

Cash and cash equivalents, end	$49,745	$32,209	$33,116

Supplemental schedule of noncash investing and financing activities

The partnership has decreased its capital contribution obligation to the operating limited partnerships for low income tax credits not generated.	$-	$-	$-

The partnership has adjusted its investment in operating limited partnerships for low income tax credits not generated.	$-	$-	$-

The partnership has increased its investment in operating limited partnerships for releases from escrows.	$-	$-	$-

	Series 11
	2001	2000	1999
Cash flows from operating activities
Net loss	$(1,145,099)	$(962,203)	$(1,345,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distribution from operating limited partnerships	54,570	68,150	35,909
Share of losses from operating limited partnerships	662,007	637,934	931,161
Impairment loss	160,731	-	84,701
Amortization	1,744	1,744	1,744
Changes in assets and liabilities
Accounts payable and accrued expenses	325,681	325,679	326,080
Other assets	(1,042)	1,004	(5,380)

Net cash provided by (used in) operating activities	58,592	72,308	28,911

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-
Repayment from (advance to) operating limited partnerships	-	-	-
Purchase of investments (net of proceeds from redemption of investments)	(6,956)	80,260	27,411

Net cash provided by (used in) investing activities	(6,956)	80,260	27,411

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,636	152,568	56,322

Cash and cash equivalents, beginning	247,690	95,122	38,800

Cash and cash equivalents, end	$299,326	$247,690	$95,122

Supplemental schedule of noncash investing and financing activities

The partnership has decreased its capital contribution obligation to the operating limited partnerships for low income tax credits not generated.	$-	$-	$-

The partnership has adjusted its investment in operating limited partnerships for low income tax credits not generated.	$11,447	$15,077	$2,127

The partnership has increased its investment in operating limited partnerships for releases from escrows.	$-	$-	$-

	Series 12
	2001	2000	1999
Cash flows from operating activities
Net loss	$(1,454,958)	$(1,426,828)	$(1,658,567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distribution from operating limited partnerships	8,866	6,646	7,785
Share of losses from operating limited partnerships	1,036,150	998,028	1,122,280
Impairment loss	-	-	128,617
Amortization	13,317	13,317	13,317
Changes in assets and liabilities
Accounts payable and accrued expenses	392,355	394,564	406,339
Other assets	(2,751)	-	(19,999)

Net cash provided by (used in) operating activities	(7,021)	(14,273)	(228)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-
Repayment from (advance to) operating limited partnerships	-	-	61,111
Purchase of investments (net of proceeds from redemption of investments)	-	-	-

Net cash provided by (used in) investing activities	-	-	61,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,021)	(14,273)	60,883

Cash and cash equivalents, beginning	68,437	82,710	21,827

Cash and cash equivalents, end	$61,416	$68,437	$82,710

Supplemental schedule of noncash investing and financing activities

The partnership has decreased its capital contribution obligation to the operating limited partnerships for low income tax credits not generated.	$-	$-	$-

The partnership has adjusted its investment in operating limited partnerships for low income tax credits not generated.	$7,689	$37,502	$1,425

The partnership has increased its investment in operating limited partnerships for releases from escrows.	$-	$-	$12,830

	Series 14
	2001	2000	1999
Cash flows from operating activities
Net loss	$(3,076,564)	$(2,871,321)	$(3,324,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Distribution from operating limited partnerships	13,255	31,565	4,317
Share of losses from operating limited partnerships	2,312,883	2,098,487	2,554,934
Impairment loss	-	-	-
Amortization	29,189	29,189	29,189
Changes in assets and liabilities
Accounts payable and accrued expenses	821,851	865,268	756,536
Other assets	(378)	1,414	(1,937)

Net cash provided by (used in) operating activities	100,236	154,602	18,211

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	(100,000)	(2,543)
Repayment from (advance to) operating limited partnerships	(144,734)	(130,706)	-
Purchase of investments (net of proceeds from redemption of investments)	(15,834)	211,642	(167,244)

Net cash provided by (used in) investing activities	(160,568)	(19,064)	(169,787)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,332)	135,538	(151,576)

Cash and cash equivalents, beginning	300,553	165,015	316,591

Cash and cash equivalents, end	$240,221	$300,553	$165,015

Supplemental schedule of noncash investing and financing activities

The partnership has decreased its capital contribution obligation to the operating limited partnerships for low income tax credits not generated.	$-	$2,724	$-

The partnership has adjusted its investment in operating limited partnerships for low income tax credits not generated.	$-	$1,671	$10,916

The partnership has increased its investment in operating limited partnerships for releases from escrows.	$-	$-	$-

See notes to financial statements

Boston Capital Tax Credit Fund II Limited Partnership
Series 7, 9 through 12, and 14

NOTES TO FINANCIAL STATEMENTS

March 31, 2001, 2000 and 1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTINGPOLICIES

Boston Capital Tax Credit Fund II Limited Partnership (the “partnership”) was formed under the laws of the State of Delaware on June 28, 1989, for the purpose of acquiring, holding and disposing of limited partnership interests in operating limited partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986.  Certain of the apartment complexes also qualified for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit.  The general partner of the partnership is Boston Capital Associates II Limited Partnership and the limited partner is BCTC Assignor Corp. II (the “assignor limited partner”).

Pursuant to the Securities Act of 1933, the partnership filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective August 29, 1988, which covered the offering (the “Public Offering”) of the partnership’s beneficial assignee certificates (“BACs”) representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The partnership registered 20,000,000 BACs at $10 per BAC for sale to the public in six series.  BACs sold in bulk over $100,000 were offered to investors at a reduced cost per BAC.  The partnership is no longer selling any BACs related to any series.  The final closing in Series 14 was January 27, 1993.

The BACs issued and outstanding in each series at March 31, 2001 and 2000 are as follows:
Series 7	1,036,100
Series 9	4,178,029
Series 10	2,428,925
Series 11	2,489,599
Series 12	2,972,795
Series 14	5,574,290

Total	18,679,738

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

Accumulated amortization as of March 31, 2001 and 2000 is as follows:
	2001	2000

Series 7	$-	$-
Series 9	5,220	4,350
Series 10	20,648	17,207
Series 11	10,465	8,721
Series 12	79,902	66,585
Series 14	175,135	145,946

	$291,370	$242,809

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Investments in Operating Limited Partnerships

The partnership accounts for its investments in operating limited partnerships using the equity method of accounting.  Under the equity method of accounting, the partnership adjusts its investment cost for its share of each operating limited partnership’s results of operations and for any distributions received or accrued.  However, the partnership recognizes individual operating limited partnership’s losses only to the extent that the fund’s share of losses of the operating limited partnerships exceeds the carrying amount of the investment.  Unrecognized losses are suspended and offset against future individual operating limited partnership income.  No operating limited partnerships were acquired during 2001 or 2000.

A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the partnership and the estimated residual value of the investment.  Accordingly, the partnership recorded an impairment loss of $210,731 during the year ended March 31, 2001 and $468,736 during the year ended March 31, 1999.

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

The partnership records acquisition costs as an increase in its investment in operating limited partnerships.  Certain operating limited partnerships have not recorded the acquisition costs as a capital contribution from the partnership.  These differences are shown as reconciling items in note C.

Cash Equivalents

Cash equivalents include tax-exempt sweep accounts, certificates of deposit, and money market accounts having original maturities at the date of acquisition of three months or less.  The carrying amounts approximate fair value because of the short maturity of these instruments.

Fiscal Year

For financial reporting purposes, the partnership uses a March 31 year end, whereas for income tax reporting purposes, the partnership uses a calendar year.  The operating limited partnerships use a calendar year for both financial and income tax reporting.

Net Loss per Beneficial Assignee Certificate

Net loss per beneficial assignee certificate is calculated based upon the weighted average number of units outstanding.  The weighted average number of units outstanding in each series at March 31, 2001, 2000 and 1999 are as follows:
Series 7	1,036,100
Series 9	4,178,029
Series 10	2,428,925
Series 11	2,489,599
Series 12	2,972,795
Series 14	5,574,290

Total	18,679,738

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Investments Held to Maturity

Investments held to maturity consist of certificates of deposit with original maturities greater than 90 days and are carried at cost which approximates fair value.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,” and SFAS No. 139, “Rescission of FASB No. 53 and amendments to FASB Statements No. 63, 89 and 121.”  In September 2000, FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 139 is effective for fiscal years beginning after December 15, 2000.  SFAS No. 140 is generally effective for fiscal years after December 15, 2000.

The fund does not have any derivative or hedging activities and is not in the motion picture industry or the mortgage bank industry.  Consequently, these pronouncements are not expected to have any effect on the fund’s financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2001, 2000 and 1999, the partnership entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership, as follows:

Boston Capital Asset Management Limited Partnership is entitled to an annual partnership management fee based on .5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnerships and 99% of the permanent financing at the operating limited partnership level.  The annual partnership management fees charged to each series’ operations during the years ended March 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Series 7	$107,283	$108,654	$103,589
Series 9	536,992	539,698	552,372
Series 10	322,229	323,517	324,577
Series 11	296,881	290,784	300,795
Series 12	352,368	362,250	347,246
Series 14	667,529	655,714	670,568
	$2,283,282	$2,280,617	$2,299,147

General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership during the years ended March 31, 2001, 2000 and 1999 charged to each series’ operations are as follows:

	2001	2000	1999
Series 7	$2,427	$2,709	$2,212
Series 9	11,349	14,815	11,439
Series 10	9,110	11,616	8,694
Series 11	8,150	10,340	7,688
Series 12	8,286	10,965	10,020
Series 14	17,425	23,269	17,534
	$56,747	$73,714	$57,587

Accounts payable - affiliates at March 31, 2001 and 2000 represents general and administrative expenses, partnership management fees, and may include advances which are payable to Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership.  The carrying value of the accounts payable - affiliates approximates fair value.

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2001 and 2000, the partnership has limited partnership interests in operating limited partnerships which own operating apartment complexes.  During the year ended March 31, 2000, the partnership disposed of its operating limited partnership interest in one of the operating limited partnerships owned in Series 10.  During the year ended March 31, 2001, the partnership disposed of its operating limited partnership interest in one of the operating limited partnerships owned by Series 7 and Series 9.  The number of operating limited partnerships in which the partnership has limited partnership interests at March 31, 2001 and 2000 by series are as follows:

	2001	2000
Series 7	14	15
Series 9	54	55
Series 10	45	45
Series 11	40	40
Series 12	53	53
Series 14	101	101
	307	309

Under the terms of the partnership’s investment in each operating limited partnership, the partnership is required to make capital contributions to the operating limited partnerships.  These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations.

The contributions payable to operating limited partnerships at March 31, 2001 and 2000 by series are as follows:

	2001	2000
Series 7	$-	$-
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	227,170	227,170
	$261,103	$261,103

The partnership’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:
Total
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$133,408,806

Acquisition costs of operating limited partnerships	22,387,381

Cumulative distributions from operating limited partnerships	(721,450)

Impairment loss in investment in operating limited partnerships	(679,467)

Cumulative losses from operating limited partnerships	(114,074,407)

Investment in operating limited partnerships per balance sheets	40,320,863

The partnership (has recorded) or has not recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which (have not) have been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(1,145,362)

The partnership has recorded acquisition costs at March 31, 2001, which have not been recorded in the net assets of the operating limited partnerships (see note A).	(2,149,451)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	5,109,374

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(23,359,934)

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	740,705

Impairment loss in investment in operating limited partnerships	679,467

Other	563,971

Equity per operating limited partnerships’ combined financial statements	$20,759,633

The partnership’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:
	Series 7	Series 9	Series 10
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$7,486,177	$29,790,412	$17,589,002

Acquisition costs of operating limited partnerships	1,302,313	5,201,737	2,958,341

Cumulative distributions from operating limited partnerships	(2,258)	(48,349)	(74,624)

Impairment loss in investment in operating limited partnerships	(255,418)	(50,000)	-

Cumulative losses from operating limited partnerships	(8,052,671)	(28,755,089)	(14,056,014)

Investment in operating limited partnerships per balance sheets	478,143	6,138,711	6,416,705

	Series 7	Series 9	Series 10
The partnership (has recorded) or has not recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which (have not) have been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	24,274	-	-

The partnership has recorded acquisition costs at March 31, 2001, which have not been recorded in the net assets of the operating limited partnerships (see note A).	(465,577)	185,244	(9,836)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	125,066	1,134,799	776,692

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(2,539,695)	(6,925,644)	(3,096,219)

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	(11,992)	38,655	85,358

Impairment loss in investment in operating limited partnerships	255,418	50,000	-

Other	(34,727)	691,221	(13,046)

Equity per operating limited partnerships’ combined financial statements	$(2,169,090)	$1,312,986	$4,159,654

The partnership’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:
	Series 11	Series 12	Series 14
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$17,673,218	$21,360,612	$39,509,385

Acquisition costs of operating limited partnerships	3,069,084	3,398,377	6,457,529

Cumulative distributions from operating limited partnerships	(397,924)	(52,462)	(145,833)

Impairment loss in investment in operating limited partnerships	(245,432)	(128,617)	-

Cumulative losses from operating limited partnerships	(12,889,818)	(17,334,227)	(32,986,588)

Investment in operating limited partnerships per balance sheets	7,209,128	7,243,683	12,834,493

	Series 11	Series 12	Series 14
The partnership (has recorded) or has not recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001, which (have not) have been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(10,000)	(631,467)	(528,169)

The partnership has recorded acquisition costs at March 31, 2001, which have not been recorded in the net assets of the operating limited partnerships (see note A).	(460,597)	(312,956)	(1,085,729)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001, which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	721,702	613,706	1,737,409

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(3,654,264)	(2,675,548)	(4,468,564)

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	112,536	192,211	323,937

Impairment loss in investment in operating limited partnerships	245,432	128,617	-

Other	(17,208)	101,564	(163,833)

Equity per operating limited partnerships’ combined financial statements	$4,146,729	$4,659,810	$8,649,544

The partnership’s investments in operating limited partnerships at March 31, 2000 are summarized as follows:

Total
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$133,430,960

Acquisition costs of operating limited partnerships	22,387,381

Cumulative distributions from operating limited partnerships	(619,401)

Impairment loss in investment in operating limited partnerships	(468,736)

Cumulative losses from operating limited partnerships	(108,093,331)

Investment in operating limited partnerships per balance sheets	46,636,873

The partnership (has recorded) or has not recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000, which (have not) have been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(1,700,639)

The partnership has recorded acquisition costs at March 31, 2000, which have not been recorded in the net assets of the operating limited partnerships (see note A).	(2,566,166)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000, which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	5,109,374

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(18,726,475)

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	885,859

Impairment loss in investment in operating limited partnerships	468,736

Other	2,850,242

Equity per operating limited partnerships’ combined financial statements	$32,957,804

The partnership’s investments in operating limited partnerships at March 31, 2000 are summarized as follows:
	Series 7	Series 9	Series 10
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$7,486,177	$29,793,430	$17,589,002

Acquisition costs of operating limited partnerships	1,302,313	5,201,737	2,958,341

Cumulative distributions from operating limited partnerships	(2,258)	(45,297)	(52,318)

Impairment loss in investment in operating limited partnerships	(255,418)	-	-

Cumulative losses from operating limited partnerships	(7,825,694)	(27,458,136)	(13,609,908)

Investment in operating limited partnerships per balance sheets	705,120	7,491,734	6,885,117

	Series 7	Series 9	Series 10
The partnership (has recorded) or has not recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000, which (have not) have been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	24,274	(225,480)	(4,228)

The partnership has recorded acquisition costs at March 31, 2000, which have not been recorded in the net assets of the operating limited partnerships (see note A).	(461,143)	(185,244)	(9,836)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000, which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	125,066	1,134,799	776,692

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(3,614,255)	(5,278,123)	(2,282,383)

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	(11,992)	140,133	85,358

Impairment loss in investment in operating limited partnerships	255,418	-	-

Other	1,470,137	1,184,964	(30,544)

Equity per operating limited partnerships’ combined financial statements	$(1,507,375)	$4,262,783	$5,420,176

The partnership’s investments in operating limited partnerships at March 31, 2000 are summarized as follows:
	Series 11	Series 12	Series 14
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$17,684,665	$21,368,301	$39,509,385

Acquisition costs of operating limited partnerships	3,069,084	3,398,377	6,457,529

Cumulative distributions from operating limited partnerships	(343,354)	(43,596)	(132,578)

Impairment loss in investment in operating limited partnerships	(84,701)	(128,617)	-

Cumulative losses from operating limited partnerships	(12,227,811)	(16,298,077)	(30,673,705)

Investment in operating limited partnerships per balance sheets	8,097,883	8,296,388	15,160,631

	Series 11	Series 12	Series 14
The partnership (has recorded) or has not recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000, which (have not) have been included in the partnerships’ capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(262,454)	(572,254)	(660,497)

The partnership has recorded acquisition costs at March 31, 2000, which have not been recorded in the net assets of the operating limited partnerships (see note A).	(511,258)	(312,956)	(1,085,729)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000, which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	721,702	613,706	1,737,409

Equity in losses from operating limited partnerships not recognizable under the equity method of accounting (see note A).	(2,650,061)	(1,808,561)	(3,093,092)

The partnership has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	107,936	184,522	379,902

Impairment loss in investment in operating limited partnerships	84,701	128,617	-

Other	285,264	33,486	(93,065)

Equity per operating limited partnerships’ combined financial statements	$5,873,713	$6,562,948	$12,345,559

The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest at December 31, 2000 are as follows:
COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 7	Series 9	Series 10
ASSETS

Buildings and improvements, net of accumulated depreciation	$433,885,638	$18,787,325	$83,573,673	$51,990,712
Land	30,998,550	1,791,570	5,999,490	4,039,057
Other assets	42,946,021	1,659,072	7,631,042	6,805,271

	$507,830,209	$22,237,967	$97,204,205	$62,835,040

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$407,808,853	$18,150,709	$85,625,358	$53,702,465
Accounts payable and accrued expenses	13,922,254	2,328,448	3,619,148	881,741
Other liabilities	28,910,260	2,052,274	5,557,068	2,262,334

	450,641,367	22,531,431	94,801,574	56,846,540
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund II Limited Partnership	20,759,633	(2,169,090)	1,312,986	4,159,654
Other partners	36,429,209	1,875,626	1,089,645	1,828,846

	57,188,842	(293,464)	2,402,631	5,988,500

	$507,830,209	$22,237,967	$97,204,205	$62,835,040

The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest at December 31, 2000 are as follows:
COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

	Series 11	Series 12	Series 14
ASSETS

Buildings and improvements, net of accumulated depreciation	$52,249,709	$77,003,879	$150,280,340
Land	3,234,637	4,814,335	11,119,461
Other assets	6,409,192	6,564,207	13,877,237

	$61,893,538	$88,382,421	$175,277,038

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$50,409,957	$65,568,146	$134,352,218
Accounts payable and accrued expenses	1,634,317	1,862,962	3,595,638
Other liabilities	3,119,522	5,548,658	10,370,404

	55,163,796	72,979,766	148,318,260
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund II Limited Partnership	4,146,729	4,659,810	8,649,544
Other partners	2,583,013	10,742,845	18,309,234

	6,729,742	15,402,655	26,958,778

	$61,893,537	$88,382,421	$175,277,038

The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest at December 31, 1999 are as follows:
COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 7	Series 9	Series 10
ASSETS

Buildings and improvements, net of accumulated depreciation	$452,285,375	$18,749,188	$87,490,702	$54,414,456
Land	30,957,363	1,791,570	5,958,303	4,039,057
Other assets	41,372,429	1,653,700	7,512,050	6,445,292

	$524,615,167	$22,194,458	$100,961,055	$64,898,805

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$411,241,118	$18,271,825	$85,964,075	$54,443,064
Accounts payable and accrued expenses	13,317,062	2,149,818	3,250,901	796,912
Other liabilities	27,655,035	1,071,141	6,052,766	2,386,415

	452,213,215	21,492,784	95,267,742	57,626,391
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund II Limited Partnership	32,957,804	(1,507,375)	4,262,783	5,420,176
Other partners	39,444,148	2,209,049	1,430,530	1,852,238

	72,401,952	701,674	5,693,313	7,272,414

	$524,615,167	$22,194,458	$100,961,055	$64,898,805

The combined summarized balance sheets of the operating limited partnerships in which Series 7, 9 through 12, and 14 hold an interest at December 31, 1999 are as follows:
COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

	Series 11	Series 12	Series 14
ASSETS

Buildings and improvements, net of accumulated depreciation	$54,813,826	$80,567,962	$156,249,241
Land	3,234,637	4,814,335	11,119,461
Other assets	6,057,380	6,164,219	13,539,788

	$64,105,843	$91,546,516	$180,908,490

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$51,129,417	$66,189,703	$135,243,034
Accounts payable and accrued expenses	1,692,807	1,658,205	3,768,419
Other liabilities	2,686,127	5,630,995	9,827,591

	55,508,351	73,478,903	148,839,044
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund II Limited Partnership	5,873,713	6,562,948	12,345,559
Other partners	2,723,779	11,504,665	19,723,887

	8,597,492	18,067,613	32,069,446

	$64,105,843	$91,546,516	$180,908,490

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 2000 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 2000 are as follows:
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

Year ended December 31, 2000

	Total	Series 7	Series 9	Series 10
Revenue
Rental	$64,974,486	$3,253,993	$12,473,614	$8,931,237
Interest and other	3,447,545	128,823	788,045	411,547

	68,422,031	3,382,816	13,261,659	9,342,784
Expenses
Interest	21,621,902	1,391,032	4,466,811	2,516,030
Depreciation and amortization	20,506,131	951,462	4,247,705	2,631,841
Taxes and insurance	8,174,087	405,124	1,723,830	1,253,343
Repairs and maintenance	11,432,755	563,321	2,165,434	1,553,829
Operating expenses	19,408,889	973,314	3,640,176	2,541,957
Other expenses	2,573,981	93,704	349,996	207,572

	83,717,745	4,377,957	16,593,952	10,704,572

NET LOSS	$(15,295,714)	$(995,141)	$(3,332,293)	$(1,361,788)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(12,123,829)	$(661,714)	$(2,944,474)	$(1,259,939)

Net loss allocated to other partners	$(3,171,885)	$(333,427)	$(387,819)	$(101,849)

* Amounts include $434,737, $1,647,521, $813,833, $1,004,203, $866,986 and $1,375,473 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 2000 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 2000 are as follows:
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

Year ended December 31, 2000

	Series 11	Series 12	Series 14
Revenue
Rental	$8,273,821	$10,444,678	$21,597,143
Interest and other	363,929	750,255	1,004,946

	8,637,750	11,194,933	22,602,089
Expenses
Interest	2,666,118	3,144,929	7,436,982
Depreciation and amortization	2,737,859	3,380,169	6,557,095
Taxes and insurance	1,027,002	1,318,333	2,446,455
Repairs and maintenance	1,437,278	1,892,699	3,820,194
Operating expenses	2,401,997	3,282,641	6,568,804
Other expenses	238,940	849,942	833,827

	10,509,194	13,868,713	27,663,357

NET LOSS	$(1,871,444)	$(2,673,780)	$(5,061,268)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,666,210)	$(1,903,136)	$(3,688,356)

Net loss allocated to other partners	$(205,234)	$(770,644)	$(1,372,912)

* Amounts include $434,737, $1,647,521, $813,833, $1,004,203, $866,986 and $1,375,473 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1999 are as follows:
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

Year ended December 31, 1999

	Total	Series 7	Series 9	Series 10
Revenue
Rental	$63,846,645	$3,198,783	$12,131,522	$8,576,039
Interest and other	3,256,054	90,314	595,414	588,663

	67,102,699	3,289,097	12,726,936	9,164,702
Expenses
Interest	22,777,050	1,400,516	4,378,013	2,576,127
Depreciation and amortization	20,570,970	954,146	4,232,077	2,652,757
Taxes and insurance	7,937,475	392,109	1,686,843	1,188,822
Repairs and maintenance	10,436,830	542,954	2,022,076	1,397,153
Operating expenses	18,263,164	938,139	3,496,085	2,336,476
Other expenses	2,030,899	94,198	543,570	224,439

	82,016,388	4,322,062	16,358,664	10,375,774

NET LOSS	$(14,913,689)	$(1,032,965)	$(3,631,728)	$(1,211,072)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(10,992,706)	$(710,486)	$(2,939,972)	$(993,555)

Net loss allocated to other partners	$(3,920,983)	$(322,479)	$(691,756)	$(217,517)

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

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1999 are as follows:
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

Year ended December 31, 1999

	Series 11	Series 12	Series 14
Revenue
Rental	$8,024,284	$10,580,662	$21,335,355
Interest and other	340,068	539,965	1,101,630

	8,364,352	11,120,627	22,436,985
Expenses
Interest	2,726,935	3,852,134	7,843,325
Depreciation and amortization	2,727,085	3,417,859	6,587,046
Taxes and insurance	1,026,793	1,254,098	2,388,810
Repairs and maintenance	1,204,426	1,741,594	3,528,627
Operating expenses	2,362,501	3,125,927	6,004,036
Other expenses	145,807	324,495	698,390

	10,193,547	13,716,107	27,050,234

NET LOSS	$(1,829,195)	$(2,595,480)	$(4,613,249)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,502,670)	$(1,583,737)	$(3,262,286)

Net loss allocated to other partners	$(326,525)	$(1,011,743)	$(1,350,963)

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

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1998 are as follows:
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

Year ended December 31, 1998

	Total	Series 7	Series 9	Series 10
Revenue
Rental	$63,067,266	$3,240,722	$11,870,861	$8,421,594
Interest and other	3,010,138	88,834	485,529	501,077

	66,077,404	3,329,556	12,356,390	8,922,671
Expenses
Interest	23,361,238	1,390,973	4,500,805	2,634,032
Depreciation and amortization	21,189,664	953,883	4,276,517	2,658,435
Taxes and insurance	8,011,780	376,056	1,624,176	1,196,074
Repairs and maintenance	9,864,025	536,549	1,742,286	1,359,913
Operating expenses	17,493,847	892,398	3,475,753	2,256,682
Other expenses	2,034,680	59,706	272,674	313,704

	81,955,234	4,209,565	15,892,211	10,418,840

NET LOSS	$(15,877,830)	$(880,009)	$(3,535,821)	$(1,496,169)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(11,656,960)	$(574,528)	$(2,694,524)	$(1,470,493)

Net loss allocated to other partners	$(4,220,870)	$(305,481)	$(841,297)	$(25,676)

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

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 in which Series 7, 9 through 12, and 14 hold an interest as of December 31, 1998 are as follows:
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED

Year ended December 31, 1998

	Series 11	Series 12	Series 14
Revenue
Rental	$7,960,379	$10,629,613	$20,944,097
Interest and other	352,770	493,222	1,088,706

	8,313,149	11,122,835	22,032,803
Expenses
Interest	2,796,288	4,000,114	8,039,026
Depreciation and amortization	2,819,218	3,619,178	6,862,433
Taxes and insurance	1,042,386	1,322,863	2,450,225
Repairs and maintenance	1,265,737	1,649,934	3,309,606
Operating expenses	2,229,347	2,926,005	5,713,662
Other expenses	129,579	364,196	894,821

	10,282,555	13,882,290	27,269,773

NET LOSS	$(1,969,406)	$(2,759,455)	$(5,236,970)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,666,938)	$(1,690,694)	$(3,559,783)

Net loss allocated to other partners	$(302,468)	$(1,068,761)	$(1,677,187)

* Amounts include $318,868, $957,796, $572,903, $735,777, $568,414 and $1,004,849 for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14, respectively, of loss not recognized under the equity method of accounting as described in note A.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the year ended March 31, 2001 is reconciled as follows:
	Total	Series 7	Series 9	Series 10
Net loss for financial reporting purposes, March 31, 2001	$(8,754,755)	$(353,270)	$(1,920,153)	$(804,711)

Operating limited partnership rents received in advance	27,101	-	18,708	520

Partnership management fees not recognized for tax purposes	2,509,932	113,148	575,784	355,512

Other	1,120,798	128,636	126,074	333,782

Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(6,142,757)	(434,738)	(1,647,521)	(813,836)

Impairment loss in investment in operating limited partnership	210,731	-	50,000	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(2,065,567)	(200,185)	(336,780)	(161,176)

Loss on disposal of investment in operating limited partnership	-	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	(7,727)	(319)	2,218	(5,896)

Loss for tax return purposes, December 31, 2000	$(13,102,244)	$(746,728)	$(3,131,670)	$(1,095,805)

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the year ended March 31, 2001 is reconciled as follows:

	Series 11	Series 12	Series 14
Net loss for financial reporting purposes, March 31, 2001	$(1,145,099)	$(1,454,958)	$(3,076,564)

Operating limited partnership rents received in advance	41	10,717	(2,885)

Partnership management fees not recognized for tax purposes	325,680	383,268	756,540

Other	(112,259)	475,771	168,794

Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(1,004,203)	(866,987)	(1,375,472)

Impairment loss in investment in operating limited partnership	160,731	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(190,013)	(427,077)	(750,336)

Loss on disposal of investment in operating limited partnership	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	3,639	(249)	(7,120)

Loss for tax return purposes, December 31, 2000	$(1,961,483)	$(1,879,515)	$(4,287,043)

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:
	Total	Series 7	Series 9	Series 10
Net loss for financial reporting purposes, March 31, 2000	$(8,607,586)	$(396,634)	$(2,174,379)	$(776,221)

Operating limited partnership rents received in advance	16,222	380	(957)	1,051

Partnership management fees not recognized for tax purposes	2,509,932	113,148	575,784	355,512

Other	119,001	237,110	139,223	(247,084)

Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(4,994,473)	(441,358)	(1,352,460)	(586,411)

Impairment loss in investment in operating limited partnership	-	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(2,255,516)	(324,971)	(351,493)	(183,982)

Loss on disposal of investment in operating limited partnership	-	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	10,158	(443)	(2,664)	1,838

Loss for tax return purposes, December 31, 1999	$(13,202,262)	$(812,768)	$(3,166,946)	$(1,435,297)

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

	Series 11	Series 12	Series 14
Net loss for financial reporting purposes, March 31, 2000	$(962,203)	$(1,426,828)	$(2,871,321)

Operating limited partnership rents received in advance	-	8,206	7,542

Partnership management fees not recognized for tax purposes	325,680	383,268	756,540

Other	162,143	(86,345)	(86,046)

Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(864,736)	(585,709)	(1,163,799)

Impairment loss in investment in operating limited partnership	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(179,775)	(349,598)	(865,697)

Loss on disposal of investment in operating limited partnership	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	(739)	2,642	9,524

Loss for tax return purposes, December 31, 1999	$(1,519,630)	$(2,054,364)	$(4,213,257)

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:
	Total	Series 7	Series 9	Series 10
Net loss for financial reporting purposes, March 31, 1999	$(10,565,579)	$(639,464)	$(2,329,262)	$(1,268,154)

Operating limited partnership rents received in advance	(11,787)	693	(5,610)	38

Partnership management fees not recognized for tax purposes	2,509,932	113,148	575,784	355,512

Other	(203,938)	31,050	(205,861)	(44,702)

Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(4,158,607)	(318,868)	(957,796)	(572,903)

Impairment loss in investment in operating limited partnership	468,736	255,418	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,917,992)	(331,770)	(357,918)	(139,023)

Loss on disposal of investment in operating limited partnership	235,446	-	-	235,446

Difference due to fiscal year for book purposes and calendar year for tax purposes	(46,980)	1,196	3,813	(7,234)

Loss for tax return purposes, December 31, 1998	$(13,690,769)	$(888,597)	$(3,276,850)	$(1,441,020)

For income tax purposes, the partnership reports using a December 31 year end.  The partnership’s net loss for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

	Series 11	Series 12	Series 14
Net loss for financial reporting purposes, March 31, 1999	$(1,345,304)	$(1,658,567)	$(3,324,828)

Operating limited partnership rents received in advance	-	107	(7,015)

Partnership management fees not recognized for tax purposes	325,680	383,268	756,540

Other	190,235	108,251	(282,911)

Operating limited partnership loss not allowed for financial reporting under equity method of accounting	(735,777)	(568,414)	(1,004,849)

Impairment loss in investment in operating limited partnership	84,701	128,617	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(142,108)	(315,656)	(631,517)

Loss on disposal of investment in operating limited partnership	-	-	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	(2,942)	(4,753)	(37,060)

Loss for tax return purposes, December 31, 1998	$(1,625,515)	$(1,927,147)	$(4,531,640)

The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2001, the differences are as follows:

	Total	Series 7	Series 9	Series 10

Investment in operating limited partnerships - tax return December 31, 2000	$17,041,175	$1,293,674	$1,335,578	$2,999,869

Add back losses not recognized under the equity method	23,359,934	2,539,695	6,925,644	3,096,219

Historic tax credits	5,105,527	1,819,802	240,250	-

Impairment loss in investment in operating limited partnerships	(679,467)	(255,418)	(50,000)	-

Less share of loss - three months ended March 31, 2001	(5,109,374)	(125,066)	(1,134,799)	(776,692)

Impairment loss not recognized for tax purposes	(6,953,234)	(2,873,020)	(1,031,360)	-

Other	7,556,302	(1,921,524)	(146,602)	1,097,309

Investment in operating limited partnerships - as reported, March 31, 2001	$40,320,863	$478,143	$6,138,711	$6,416,705

The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2001, the differences are as follows:

	Series 11	Series 12	Series 14

Investment in operating limited partnerships - tax return December 31, 2000	$2,694,792	$3,093,094	$5,624,168

Add back losses not recognized under the equity method	3,654,264	2,675,548	4,468,564

Historic tax credits	1,281,688	-	1,763,787

Impairment loss in investment in operating limited partnerships	(245,432)	(128,617)	-

Less share of loss - three months ended March 31, 2001	(721,702)	(613,706)	(1,737,409)

Impairment loss not recognized for tax purposes	-	-	(3,048,854)

Other	545,518	2,217,364	5,764,237

Investment in operating limited partnerships - as reported, March 31, 2001	$7,209,128	$7,243,683	$12,834,493

The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

	Total	Series 7	Series 9	Series 10

Investment in operating limited partnerships - tax return December 31, 1999	$27,576,669	$2,026,937	$1,807,385	$4,107,094

Add back losses not recognized under the equity method	18,726,465	3,614,255	5,278,123	2,282,383

Historic tax credits	5,105,527	1,819,802	240,250	-

Impairment loss in investment in operating limited partnerships	(468,736)	(255,418)	-	-

Less share of loss - three months ended March 31, 2000	(5,109,374)	(125,066)	(1,134,799)	(776,692)

Impairment loss not recognized for tax purposes	(6,953,234)	(2,873,020)	(1,031,360)	-

Other	7,759,556	(3,502,370)	2,332,135	1,272,332

Investment in operating limited partnerships - as reported, March 31, 2000	$46,636,873	$705,120	$7,491,734	$6,885,117

The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

	Series 11	Series 12	Series 14

Investment in operating limited partnerships - tax return December 31, 1999	$4,741,480	$4,980,622	$9,913,151

Add back losses not recognized under the equity method	2,650,051	1,808,561	3,093,092

Historic tax credits	1,281,688	-	1,763,787

Impairment loss in investment in operating limited partnerships	(84,701)	(128,617)	-

Less share of loss - three months ended March 31, 2000	(721,702)	(613,706)	(1,737,409)

Impairment loss not recognized for tax purposes	-	-	(3,048,854)

Other	231,067	2,249,528	5,176,864

Investment in operating limited partnerships - as reported, March 31, 2000	$8,097,883	$8,296,388	$15,160,631

NOTE E - CASH EQUIVALENTS

Cash equivalents of $900,677 and $898,218 as of March 31, 2001 and 2000, respectively, include tax-exempt sweep accounts, certificates of deposit, and money market accounts with interest at rates ranging 2.25% to 5.3% per annum.

NOTE F - NOTES RECEIVABLE

Notes receivable at March 31, 2001 and 2000 consist of advance installments of capital contributions and/or advances made to operating limited partnerships of $543,584.  The notes are noninterest bearing and due on demand.  The carrying value of the notes receivable approximates fair value.

NOTE G - INVESTMENTS HELD TO MATURITY

Investments held to maturity at March 31, 2001 and 2000 consist of certificates of deposit totaling $642,595 and $611,093, respectively.  The certificates of deposit relating to each year mature within the next 12 months with interest rates ranging from 4.80% to 5.84% per annum.

NOTE H - CONTINGENCY

Woodfield Commons, an operating limited partnership, is in receipt of a 60-day letter issued by the IRS stating that the operating partnership has not met certain IRC Section 42 requirements.  The finding was the result of an IRS audit of the operating partnership’s tenant files.  The IRS has proposed an adjustment that would disallow the operating partnership from utilizing certain past or future credits.  The Operating General Partner and its Counsel are in the process of filing an appeal to the finding of the IRS, and do not anticipate an outcome that will have a material adverse effect on the financial statements.  Accordingly, no adjustment has been made in accompanying financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Deer Hill II Limited Partnership

Winston-Salem, North Carolina

We have audited tile accompanying balance sheets of Deer Hill II Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Hill II Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 22, 2001 on our consideration of Deer Hill I1 Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITORS' REPORT

To the Partners

King City Elderly Housing Associates

(a California Limited Partnership)

Salinas, California

I have audited the accompanying balance sheets of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the King City Elderly Housing Associates (a California Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations, changes in partner's equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages and is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of thc basic financial statements and, in my opinion, is fairly stated in all material respects in relation to thc basic financial statements taken as a whole.

To the Partners

Metropole Apartments Associates, Ltd.

Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of Metropole Apartments Associates, Ltd. (a Florida Limited Partnership), as of December 31, 2000 and 1999, and the related Statements of Income, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Metropole Apartments Associates, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metropole Apartments Associates, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners of'

Oakview Limited (A Limited Partnership)

Corunna, IN

We have audited the accompanying balance sheets of Oakview Limited (A Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program." Those standards require that we plan and perform the audits to obtain reasonable assurance about whether tile financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakview Limited (A Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001 on our consideration of Oakview Limited's (A Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Westwood Square Limited Partnership

Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Westwood Square Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, partners' deficit, and cash flows for the years then ended. These financial statements are tile responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes explaining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Square Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2001 on our consideration of Westwood Square Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

To the Partners of

Beaver Brook Housing Associates Limited Partnership

Independent Auditors' Report

We have audited the accompanying balance sheets of Beaver Brook Housing Associates (a Limited Partnership) (Case No. 34-06-020424443) as of December 31, 2000 and 1999 and the related statements of income and expense, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, we believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaver Brook Housing Associates (a Limited Partnership) at December 31, 2000 and 1999 and the results of its operations, its partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2001 on our consideration of Beaver Brook Housing Associates' internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To the Partners of

Brooklyn Limited (An Indiana Limited Partnership)

Corunna, IN

We have audited the accompanying balance sheets of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Limited (An Indiana Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001 on our consideration of Brooklyn Limited's (An Indiana Limited Partnership) internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITORS' REPORT

To the Partners

Corinth Housing Redevelopment Company

We have audited the accompanying balance sheets of Corinth Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corinth Housing Redevelopment Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 2001, on our consideration of the Corinth Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

INDEPENDENT AUDITORS' REPORT

To the Partners

Fawn River Apartment Company Limited Partnership

d/b/a Fawn River Apartments

We have audited the accompanying balance sheet of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments (a partnership) Project #26-078-382856293 as of December 31, 2000 and 1999 and related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments Project #26-078-382856293 as of December 31, 2000 and 1999, and its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of Fawn River Apartment Company Limited Partnership d/b/a Fawn River Apartments Project #26-078-382856293 internal control and a report dated January 24, 2001, on its compliance with laws and regulations applicable to the financial statements.

To the Partners

Fountain Green Apartments, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., USDA, Rural Development Project No: 09-46-592948719, as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Green Apartments, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Glennwood Hotel Investors

(A California Limited Partnership)

Sacramento, California

We have audited the accompanying balance sheets of Glennwood Hotel Investors (A California Limited Partnership) as of December 31, 2000 and 1999, and thc related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Wc conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures ill the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glennwood Hotel Investors (A California Limited Partnership) as of December 31,2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENTAUDITORS'REPORT

To the Partners

Greenwich Housing Redevelopment Company

We have audited the accompanying balance sheets of Greenwich Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwich Housing Redevelopment Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 2001, on our consideration of Greenwich Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

Independent Auditor's Report

To the Partners

Grifton Housing Associates

Charlotte, North Carolina

We have audited the accompanying balance sheets of Grifton Housing Associates (a North Carolina limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards' issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grifton Housing Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Haines City Apartments, Ltd.

We have audited the accompanying basic financial statements of Haines City Apartments, Ltd., as of and for the years ended December 31, 2000 and 1999, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of tile United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Haines City Apartments, Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2001 on our consideration of Haines City Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 9 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 9 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to tile basic financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

Independent Auditors' Report

To the Partners

Kristin Park Apartments, Ltd.

and USDA Rural Development

We have audited the accompanying balance sheets of Kristin Park Apartments, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kristin Park Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2001, on our consideration of Kristin Park Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in understanding the results of our audit.

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

INDEPENDENT AUDITOR' S REPORT

To the Partners

Maywood Associates, Ltd.

(A California Limited Partnership)

Cheyenne, WY

I have audited the accompanying balance sheets of Maywood Associates (A California Limited Partnership), USDA Rural Development Case No. 04-052-680184284, as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maywood Associates (A California Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 16, 2001 on my consideration of Maywood Associates' internal control structure and a report dated March 16, 2001 on its compliance with laws and regulations.

Independent Auditors' Report

To the Partners of

Pedcor Investments - 1989 - VIII, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1989 - VIII, L.P. (an Indiana Limited Partnership) as of December 31, 2000, and the related statements of profit and loss and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1989 - VIII, L.P. as of December 31, 2000, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership's internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

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

Independent Auditors' Report

To the Partners of

Quail Hollow of Warsaw Limited Partnership

(A North Carolina Limited Partnership)

We have audited the accompanying balance sheets of Quail Hollow of Warsaw Limited Partnership (a North Carolina Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quail Hollow of Warsaw Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001, on our consideration of the Partnership's internal controls and a report dated January 26, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Quail Hollow of Warsaw Limited Partnership and for filing with RD and should not be used for any other purpose.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Raitt Street Apartments, A California Limited Partnership

I have audited the accompanying balance sheets of Raitt Street Apartments, A California Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management, My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Raitt Street Apartments, A California Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

South Paris Heights Associates

(A Limited Partnership)

We have audited the accompanying balance sheets of South Paris Heights Associates (A Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and tile standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Paris Heights Associates (A Limited Partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 6, 2001 on our consideration of the internal control over financial reporting of South Paris Heights Associates (A Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented solely for thc use of the U.S. Department of Agriculture - Rural Development and is not a required part of the basic financial statements. Part I of the Multiple Family Housing Borrower Balance Sheet, Form RD 1930-8, including the related supplement, and Column 2 (Actual), Parts I, II and III of the Multiple Family Housing Project Budget, Form RD 1930-7, have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole. We have not audited Parts IV, V and VI, and Columns 1 and 3 (Current Budget and Proposed Budget) of Parts I, II and III of Form RD 1930-7, and, accordingly, express no opinion thereon.

INDEPENDENT AUDITORS' REPORT

To the Partners

Springfield Housing Associates, L.P.

Springfield, Illinois

We have audited thc accompanying balance sheet of Springfield Housing Associates, L.P., (a limited partnership), as of December 31, 2000 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Housing Associates, L.P., (a limited partnership) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Independent Auditor's Report

To the Partners

Tappahannock Greens Limited Partnership

I have audited the accompanying balance sheets of Tappahannock Greens Limited Partnership as of December 31,2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and thc U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in tile financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tappahannock Greens Limited Partnership as of December 3 I, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19,2001 on my consideration of Tappahannock Greens Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

INDEPENDENT AUDITORS' REPORT

To the Partners

Village Oaks Apartments II, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Village Oaks Apartments, II, Ltd., USDA, Rural Development Project No: 09-061-0592884971, as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Oaks Apartments II, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Wilmington Housing Redevelopment Company

We have audited the accompanying balance sheets of Wilmington Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilmington Housing Redevelopment Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 2001, on our consideration of Wilmington Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

Independent Auditor's Report

To the Partners

Housing Investors, Athens II, LTD.

Decatur, Alabama

We have audited the accompanying balance sheet of Housing Investors Athens II, Ltd. (a partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the year then ended and the accompanying supplementary information which is presented only for supplementary analysis purposes. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Investors Athens II, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2001 on our consideration of the Housing Investors Athens II, Ltd.'s internal control and tests of its compliance with certain provisions of laws, regulations, contracts and grants.

As discussed in Note 11 to the financial statements the partnership changed its method of computing depreciation for financial statement purposes in order to conform to generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Maidu Properties

(A California Limited Partnership)

Rocklin, California

I have audited the accompanying balance sheets of Maidu Properties (A California Limited Partnership), as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures iD the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maidu Properties (A California Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for the years ended December 31, 2000 and 1999, on pages 12 and 13, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, i$ fairly stated An all material respects in relation to the basic financial statements taken as a whole.

Independent Auditors' Report

To the Partners of

Pedcor Investments - 1989 - X, L.P.

(An Indiana Limited Partnership)

We have audited the accompanying balance sheet of Pedcor Investments - 1989 - X, L.P. (an Indiana Limited Partnership) as of December 31, 2000, and the related statements of profit and loss and changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Pedcor Investments - 1989 - X, L.P. as of December 31, 2000, and the results of its operations and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership's internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Academy Hill Limited Partnership

Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Academy Hill Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, tile financial position of Academy Hill Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2001 on our consideration of Academy Hill Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standard and should be read in conjunction with that report in considering the results of our audit.

Independent Auditors' Repod

To the Partners

Buckeye Senior, Ltd.

and USDA Rural Development

We have audited the accompanying balance sheets of Buckeye Senior, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Senior, Ltd. as of December 31, 2000 and 1999, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2001, on our consideration of Buckeye Senior, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in understanding the results of our audit.

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

Independent Auditor's Report

To the Partners

Coronado Housing Limited Partnership

We have audited the accompanying balance sheets of Coronado Housing Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Housing Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Repod

To the Partners

Hilltop Apartments Limited Partnership

and USDA Rural Development

We have audited the accompanying balance sheets of Hilltop Apartments Limited Partnership as of December 31, 2000, and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Apartments Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2001, on our consideration of Hilltop Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in understanding the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Hilltop Apartments Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Partners

Ivan Woods Limited Partnership

Okemos, Michigan

Independent Auditor's Report

We have audited the accompanying balance sheets of Ivan Woods Limited Partnership as of December 31, 2000 and 1999, and the related statements of revenue, expenses and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivan Woods Limited Partnership as of December 31, 2000 and 1999, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

The Partners

Licking Associates II, L.P.

Licking, Missouri

We have audited the accompanying balance sheets of Licking Associates II, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Licking Associates II, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

London Arms/Lyn Mar Limited Partnership

Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of London Arms/Lyn Mar, Ltd. (a Florida Limited Partnership), as of December 31, 2000 and 1999 and the related Statements of Income, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of London Arms/Lyn Mar Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. A-n audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of London Arms/Lyn Mar Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

South Fork Heights Limited Partnership

We have audited the accompanying balance sheets of South Fork Heights Limited Partnership (a Texas limited partnership), USDA Project No.: 05-53-742476220, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Fork Heights Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and the cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 27, 2001, on our consideration of South Fork Heights Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 - 24 is presented for purposes of additional analysis required by the United States Department of Agriculture and is not a required part of the basic financial statements. Such information has been subjected to thc auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Wildridge Apartments, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Wildridge Apartments, Ltd., USDA, Rural Development Project No: 11-51-592863964, as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildridge Apartments, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

Brandywood Limited Partnership Madison, Wisconsin

We have audited the accompanying balance sheets of Brandywood Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brandywood Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information provided, as identified in the table of contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners of

Briarwick Apartments, Ltd.

We have audited the accompanying balance sheets of Briarwick Apartments, Ltd. (a Kentucky limited partnership) as of December 31, 2000, 1999, and 1998, and the related statements of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwick Apartments, Ltd. as of December 31, 2000, 1999, and 1998, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 2001, on our consideration of Briarwick Apartments, Ltd.'s internal control over financial reporting and tests of its compliance with certain provisions of laws and regulations.

Independent Auditors' Report

To the Partners of

Bucksport Park Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Bucksport Park Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bucksport Park Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditors' Report

To the Partners of

Clymer House Associates

(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheets of Clymer House Associates (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clymer House Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditors' Report

To the Partners of

Cornish Park Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Cornish Park Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornish Park Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Franklin II Limited Partnership

I have audited the accompanying balance sheets of Franklin II Limited Partnership, RHS Project No.: 55-009-541462949, as of December 31, 2000 and 1999 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin II Limited Partnership, RHS Project No.: 55-009-541462949, as of December 31, 2000, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued reports dated January 24, 2001 on my consideration of Franklin II Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Hunters Park Limited Partnership

We have audited the accompanying balance sheets of Hunters Park Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of Hunters Park Limited Partnership management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, thc financial statements referred to above present fairly, in all material respects, the financial position of Hunters Park Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2001 on our consideration of Hunters Park Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 13, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Lakeridge Apartments of Eufaula, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Lakeridge Apartments of Eufaula, Ltd., USDA, Rural Development Project No: 01-0030592933800, as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeridge Apartments of Eufaula, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Report

To the Partners

Los Caballos II, Ltd.

and USDA Rural Development

We have audited the accompanying balance sheets of Los Caballos II, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and

Government Auditing Standard, issued by the Comptroller General of United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Caballos II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of Los Caballos II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in understanding the results of our audits.

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

Independent Auditors' Report

To the Partners of

Nanty Glo House Associates

(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheets of Nanty Glo House Associates (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanty Glo House Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR' S REPORT

To the Partners

Nye County Associates

(A California Limited Partnership)

Cheyenne, WY

I have audited the accompanying balance sheets of Nye County Associates (A California Limited Partnership), USDA Rural Development Case No. 33-019-680192750, as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nye County Associates (A California Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 16, 2001 on my consideration of Nye County Associates' internal control structure and a report dated March 16, 2001 on its compliance with laws and regulations.

The Partners

Scott City Associates III, L.P.

Scott City, Missouri

We have audited the accompanying balance sheets of Scott City Associates III, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott City Associates III, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Villas of Lakeridge, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., USDA, Rural Development Project No: 01-0030592930819, as of December 31, 2000 and 1 999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villas of Lakeridge, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Waynesboro Associates, Limited

We have audited the accompanying balance sheets of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project No.: 48-091-621385326, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial, statements referred to above present fairly, in all material respects, the financial position of Waynesboro Associates, Limited (a Tennessee limited partnership) d/b/a Waynesboro Village Apartments, RHS Project No.: 48-091-621385326, as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2000 on our consideration of Waynesboro Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in ail material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Windsor II Limited Partnership

I have audited the accompanying balance sheets of Windsor II Limited Partnership, RHS Project No.: 54-057-541440877, as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor II Limited Partnership, RHS Project No.: 54-057-541440877, as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued reports dated January 24, 2001 on my consideration of Windsor II Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Amherst Limited Partnership

I have audited the accompanying balance sheets of Amherst Limited Partnership, RHS Project No.: 54-007-541486870, as of December 31, 2000 and 1999 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, thc financial position of Amherst Limited Partnership, RHS Project No.: 54-007-541486870, as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' deficit and cash flows For the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued reports dated January 24, 2001 on my consideration of Amherst Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR' S REPORT

To the Partners

Beckwood Manor Six Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Six Limited Partnership, RD Project No. 03-048-0710677265 (the Partnership), as of December 31, 2000 and 1999, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management, our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Six Limited Partnership as of December 31, 2000 and 1999, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 14, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Independent Auditors' Report

To the Partners of

Bethel Park Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Bethel Park Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners

Brantwood Lane Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of Brantwood Lane Limited Partnership (a Georgia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brantwood Lane Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Independent Auditors' Report

To the Partners

Bridge Coalition Limited Partnership

Now York, New York

We have audited the accompanying balance sheet of Bridge Coalition Limited Partnership as of December 31, 2000 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

Carriage Run Limited Partnership

I have audited the accompanying balance sheets of Carriage Run Limited Partnership, as of December 31, 2000 and 1999 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

1 conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, thc financial position of Carriage Run Limited Partnership, as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity (deficit), and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued report dated March 6, 2001 on my consideration of Carriage Run Limited Partnership's internal control and on its compliance with laws and regulations.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Cedarwood Apartments Limited Partnership

Raleigh, North Carolina

We have audited the accompanying balance sheets of Cedarwood Apartments Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarwood Apartments Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2001 on our consideration of Cedarwood Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners of Chaparral Associates:

I have audited the accompanying balance sheets of Chaparral Associates, a Limited

Partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and contained in the U.S. Department of
Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Awl audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 14, 2001 on my consideration of the Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

INDEPENDENT AUDITOR'S REPORT

To The Partners

College Greene Rental Associates, L.P.

We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P. as of December 31, 2000 and 1999, and the results of Its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

COLORADO CITY SENIORS

We have audited the accompanying balance sheets of COLORADO CITY SENIORS, RHS PROJECT NO. 50-068-721125815 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COLORADO CITY SENIORS as of December 31, 2000 and 1999and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 17 through 25, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of COLORADO CITY SENIORS's internal control and a report dated February 9, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

COTTONWOOD APARTMENTS II

We have audited the accompanying balance sheets of COTTONWOOD APARTMENTS II, RHS PROJECT NO. 22-005-721173468 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTONWOOD APARTMENTS II as of December31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2001 on our consideration of COTTONWOOD APARTMENTS II's internal control and a report dated February 1, 2001 on its compliance with laws and regulations applicable to the financial statements.

Independent Auditors' Report

To the Partners

Franklin Vista III, Ltd.

and USDA Rural Development

We have audited the accompanying balance sheets of Franklin Vista III, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista III, Ltd. as of December 31, 2000 and 1999, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Franklin Vista III, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in understanding the results of our audit.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners,

Friendship Village, LLLP

Bethesda, Maryland

We have audited the accompanying balance sheets of Friendship Village, LLLP as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendship Village, LLLP as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 2001 on our consideration of Friendship Village, LLLP's internal control and on its compliance with laws and regulations.

INDEPENDENT AUDITOR'S REPORT

To the Partners

HUGHES SPRINGS SENIORS APRTMENTS, LTD.

We have audited the accompanying balance sheets of HUGHES SPRINGS SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-034-721156758 as of December 31, 2000 and 1999 and the realted statements of operations changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUGHES SPRINGS SENIORS APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 2061 on our consideration of HUGHES SPRINGS SENIORS APARTMENTS, LTD.'s internal control and a report dated February 2, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

La Gema Del Barrio, A California Limited Partnership

I have audited the accompanying balance sheets of La Gema Del Barrio, A California Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion the accompanying financial statements referred to above present fairly, in all material respects, the financial position of La Gema Del Barrio, A California Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

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

Independent Auditor's Report

To the Partners

Lakeview Meadows Limited Dividend

Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 874, as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 874, as of December 31, 2000 and 1999, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2001 on our consideration of Lakeview Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Independent Auditors' Report

To the Partners of

Lonaconing Associates Limited Partnership

DBA Lana Lu Apartments

Gaithersburg, Maryland

We have audited the accompanying balance sheet of Lonaconing Associates Limited Partnership (a limited partnership), DBA Lana Lu Apartments, Case No. 24-001-521702607, as of December 31, 2000, and the related income statement, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lonaconing Associates Limited Partnership as of December 31, 1999, were audited by other auditors whose report dated March 5, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by thc Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lonaconing Associates Limited Partnership, DBA Lana Lu Apartments, Case No. 24-001-521702607, at December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 2001, on our consideration of Lonaconing Associates Limited Partnership's internal control and a report dated January 10, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

INDEPENDENT AUDITORS' REPORT

To the Partners

Montague Place Limited Partnership

Lansing, Michigan

We have audited the accompanying balance sheets of Montague Place Limited Partnership as of December 31, 2000 and 1999, and the related statements of net loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montague Place Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001 on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To the Partners of Navapai Associates:

I have audited the accompanying balance sheets of Navapai Associates, a Limited

Partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and contained in the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 14, 2001 on my consideration of the Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

One Northridge Limited Partnership

We have audited the accompanying balance sheets of One Northridge Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Northridge Limited Partnership as of December 31, 2000 and 1999, and thc results of its operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Pine Ridge Elderly Apartments Limited Partnership

Raleigh, North Carolina

We have audited the accompanying balance sheets of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Ridge Elderly Apartments Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements of Pine Ridge Elderly Apartments Limited Partnership. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditors' Report

To the Partners of

Pittsfield Park Associates

(A Maine Limited Partnership)

We have audited the accompanying balance sheets of Pittsfield Park Associates (a Maine Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pittsfield Park Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Schroon Lake Housing Redevelopment Company

We have audited the accompanying balance sheets of Schroon Lake Housing Redevelopment Company as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Schroon Lake Housing Redevelopment Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 2001, on our consideration of Schroon Lake Housing Redevelopment Company's internal control structure and its compliance with laws and regulations.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Stanardsville Village Limited Partnership

RHS No. 54-48-541523939

North Main Street

Stanardsville, Virginia 22973

We have audited the accompanying balance sheet of Stanardsville Village Limited Partnership, RHS No. 54-48-541523939 as of December 31, 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanardsville Village Limited Partnership, RHS No. 54-48-541523939 as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

The financial statements and supplementary information of Stanardsville Village Limited Partnership for the year ended December 31, 1999 were audited by other auditors whose report, dated February 4, 2000, expressed an unqualified opinion on those statements.

Independent Auditors' Report

To the Partners of

Titusville Apartments Limited Partnership

DBA Titusville Apartments

Gaithersburg, Maryland

We have audited the accompanying balance sheet of Titusville Apartments Limited Partnership (a limited partnership), DBA Titusville Apartments, Case No. 44-020-521618663, as of December 31, 2000, and the related income statement, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Titusville Apartments Limited Partnership as of December 31, 1999, were audited by other auditors whose report dated March 1, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titusville Apartments Limited Partnership, DBA Titusville Apartments, Case No. 44-020-521618663, at December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 2001, on our consideration of Titusville Apartments Limited Partnership's internal control and a report dated January 10, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

Independent Auditors' Report

To the Partners of

Tyrone House Associates

(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheets of Tyrone House Associates (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyrone House Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Victoria Limited Partnership

I have audited the accompanying balance sheets of Victoria Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Limited Partnership, as of December 31, 2000 and 1999 and thc results of its operations, changes in partners' equity (deficit), and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 6, 2001 on my consideration of Victoria Limited Partnership's internal control and on its compliance with laws and regulations.

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

Independent Auditors' Report

To the Partners of

Village Terrace Limited Partnership

(A North Carolina Limited Partnership)

We have audited the accompanying balance sheets of Village Terrace Limited Partnership (a North Carolina Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Terrace Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditors' Report

'To the Partners of

Wesley Village Associates Limited Partnership
DBA Wesley Village Apartments
Gaithersburg, Maryland

We have audited the accompanying balance sheet of Wesley Village Associates Limited Partnership (a limited partnership), DBA Wesley Village Apartments, Case No. 57-002-521397397, as of December 31, 2000, and the related income statement, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wesley Village Associates Limited Partnership as of December 31, 1999, were audited by other auditors whose report dated February 3, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wesley Village Associates Limited Partnership, DBA Wesley Village Apartments, Case No. 57-002-521397397, at December 31,2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2001, on our consideration of Wesley Village Associates Limited Partnership's internal control and a report dated January 29, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

Independent Auditor's Report

To the Partners

Woodfield Commons Limited Partnership

We have audited the accompanying balance sheets of Woodfield Commons Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodfield Commons Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Fountain Green Apartments1 Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Fountain Green Apartments, Ltd., USDA, Rural Development Project No: 09-46- 592948719, as of December 31, 1999 and 1998, and the related statements of operations1 partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin II Limited Partnership, RHS Project No.: 55-009-541462949, as of December 31, 1999, and the results of its operations, the changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ah audit includes examining, on a test basis,' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

To the Partners

Villas of Lakeridge, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Villas of Lakeridge, Ltd., USDA, Rural Development Project No: 01- 0030592930819, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, I have also issued reports dated January 14, 2000 on my consideration of Amherst Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanardsville Village Limited Partnership, RHS No.5448-541523939 as of December 31,1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued reports dated March 1, 1999 on my consideration of Chuckatuck Limited Partnership's internal control and its compliance with laws and regulations applicable to the financial statements .

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

McCartney & Company, P.C.

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

Floyd & Company, CPA

February 28, 1999

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition			Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed

BOWDITCH SCHOOL	1,604,674	65,961	4,818,466	95,763		65,961	4,914,229	4,980,190	1,686,891	Dec-89	Dec-89	34
BRIARWOOD APTS LP	619,469	44,500	747,246	28,092		44,500	775,338	819,838	347,597	Dec-89	Dec-89	5-27.5
BUCKNER PROP LP	615,175	27,500	771,030	28,441		27,500	799,471	826,971	369,122	Mar-89	Dec-89	5-27.5
CREEKSIDE	1,083,004	89,016	1,290,616	94,188		89,016	1,384,804	1,473,820	271,633	Sep-89	Jun-89	5-27.5
DEER HILL II LP	1,469,206	103,000	1,424,556	338,656		103,000	1,763,212	1,866,212	766,308	May-89	Feb-90	5-27.5
HILLANDALE	3,043,339	601,653	4,198,973	2,692,613		601,653	6,891,586	7,493,239	2,546,750	Jan-90	Dec-89	5-27.5
KING CITY ELDERLY	1,658,088	175,000	2,549,870	65,392		175,000	2,615,262	2,790,262	1,019,322	Nov-89	Jun-90	27.5
LEBANON PROP II LP	569,718	3,000	730,187	12,188		3,000	742,375	745,375	332,572	Jul-89	Dec-89	5-27.5
METROPOLE APTS ASSOC	2,098,686	82,800	2,621,625	51,040		82,800	2,672,665	2,755,465	1,064,372	Dec-89	Dec-89	27.5
NEW HOLLAND APTS	0	80,000	3,269,700	(3,269,700)	a	0	0	0	0	Aug-90	May-90	35
OAK GROVE ESTATES LP	481,323	15,200	597,465	18,594		15,200	616,059	631,259	276,496	Sep-89	Dec-89	27.5
OAKVIEW LTD	1,119,555	35,280	1,375,820	92,334		35,280	1,468,154	1,503,434	492,326	Oct-89	Dec-89	40
ROSENBERG HOTEL	1,780,013	452,000	7,434,335	(5,235,152)	b	415,000	2,199,183	2,614,183	257,127	Jan-92	Feb-90	27.5
WESTWOOD	1,402,664	96,600	1,355,174	369,121		96,660	1,724,295	1,820,955	751,136	Jul-90	Jul-90	5-27.5
WINFIELD PROP II LP	605,795	37,000	735,086	12,422		37,000	747,508	784,508	345,164	May-89	Dec-89	5-27.5

	18,150,709	1,908,510	33,920,149	(4,606,008)		1,791,570	29,314,141	31,105,711	10,526,816

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

a - Decrease due to impairment in year ended December 31, 1997.

b - Property deemed to have no value as of March 31, 1999.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 7

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$41,816,362
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,735,711
Other	0
		$1,735,711
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$43,552,073
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	147,543
Other	0
		$147,543
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$43,699,616
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	58,462
Other	0
		$58,462
Deductions during period:
Cost of real estate sold	$0
Other	(261,992)
		$(261,992)
Balance at close of period - 3/31/95		$43,496,086

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 7 (continued)

Balance at close of period - 3/31/95		$43,496,086
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	26,794
Other	0
		$26,794
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$43,522,880
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	0
Other	0
		$0
Deductions during period:
Cost of real estate sold	$0
Other *	(12,480,477)
		$(12,480,477)
Balance at close of period - 3/31/97		$31,042,403
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	44,376
Other	0
		$44,376
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$31,086,779

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 7 (continued)

Balance at close of period - 3/31/98		$31,086,779
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	56,791
Other	0
		$56,791
Deductions during period:
Cost of real estate sold	$0
Other **	(1,070,393)
		$(1,070,393)
Balance at close of period - 3/31/99		$30,073,177

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	56,415
Other	0
		$56,415
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/00		$30,129,592

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	976,119
Other	0
		$976,119
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$31,105,711

* - reduction due to building impairment. (Rosenberg & New Holland)
** - reduction due to New Holland building impairment

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 7 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$2,312,199
Current year expense	$1,360,178
Balance at close of period - 3/31/93		$3,672,377
Current year expense	$1,436,830
Balance at close of period - 3/31/94		$5,109,207
Current year expense	$1,391,094
Balance at close of period - 3/31/95		$6,500,301
Current year expense	$1,384,980
Balance at close of period - 3/31/96		$7,885,281
Current year expense	$(333,705)
Balance at close of period - 3/31/97		$7,551,576
Current year expense	$980,513
Balance at close of period - 3/31/98		$8,532,089
Current year expense	$100,126
Balance at close of period - 3/31/99		$8,632,215
Current year expense	$956,619
Balance at close of period - 3/31/00		$9,588,834
Current year expense	$937,982
Balance at close of period - 3/31/01		$10,526,816

Boston Capital Tax Credit Fund II Limited Partnership - Series 9 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amout at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
438 WARREN ST.	721,934	45,972	1,177,081	42,682	45,972	1,219,763	1,265,735	499,034	May-90	Mar-90	28
BEAVER BROOK	1,176,146	135,070	1,395,155	60,758	135,070	1,455,913	1,590,983	620,329	May-90	Apr-90	27.5
BIG LAKE SENIORS	554,703	27,804	732,961	(1)	27,804	732,960	760,764	102,852	Jun-95	Apr-94	5-27.5
BLAKELY	1,021,843	50,000	1,159,403	112,106	50,000	1,271,509	1,321,509	502,363	May-90	May-90	5-27.5
BLANCO SR	515,462	40,147	679,816	0	40,147	679,816	719,963	118,137	Sep-94	Dec-93	7-40
BLOOMINGDALE	1,469,903	100,338	1,771,660	10,127	100,338	1,781,787	1,882,125	739,780	Mar-90	May-90	5-27.5
BREEZEWOOD	1,420,310	114,000	1,784,173	8,782	114,000	1,792,955	1,906,955	727,558	May-90	May-90	7-27.5
BROOKLYN	1,101,242	9,000	1,416,895	90,338	9,000	1,507,233	1,516,233	481,665	May-90	May-90	5-27.5
CALIF. INV. V	5,378,314	401,411	10,661,108	197,707	401,411	10,858,815	11,260,226	3,306,562	Mar-90	Mar-90	35
CAMBRIDGE	1,126,297	99,974	1,381,815	2,550	99,974	1,384,365	1,484,339	582,605	Jan-90	Apr-90	7-27.5
CEDAR RAPIDS	4,328,960	294,600	7,692,319	266,295	294,600	7,958,614	8,253,214	3,188,677	Jun-90	Apr-90	7-27.5
CORINTH	1,479,956	53,351	1,865,231	145,245	53,351	2,010,476	2,063,827	824,710	Feb-90	Apr-90	5-27.5
COTTON MILL ASSOC.	1,466,154	75,000	1,730,384	17,491	75,000	1,747,875	1,822,875	417,157	Jul-93	Oct-92	5-27.5
FAWN RIVER	3,676,597	77,000	4,396,993	497,959	77,000	4,894,952	4,971,952	1,673,829	Oct-90	Oct-90	27.5
FOUNTAIN GREEN	704,414	68,134	880,440	5,125	68,134	885,565	953,699	357,716	May-90	Jun-90	27.5
GLENWOOD HOTEL	715,360	25,000	1,128,486	21,864	25,000	1,150,350	1,175,350	464,607	Jun-90	Jun-90	7-27.5
GREENWICH	1,473,168	85,197	1,862,476	159,876	85,197	2,022,352	2,107,549	794,646	Feb-90	Apr-90	5-27.5
GRIFTON	1,242,154	35,393	1,170,847	371,092	35,393	1,541,939	1,577,332	284,104	Feb-94	Sep-93	7-27.5
HACIENDA VILLA	3,780,297	233,165	7,304,446	167,393	274,352	7,471,839	7,746,191	2,093,024	Jan-90	Apr-90	40
HAINES CITY	1,428,973	100,000	1,709,218	22,788	100,000	1,732,006	1,832,006	739,635	Feb-90	Apr-90	27.5
HERNANDO	1,476,731	70,000	1,975,766	9,144	70,000	1,984,910	2,054,910	815,491	Jul-90	Jun-90	27.5
HOBE SOUND	2,774,504	261,000	3,482,634	30,241	261,000	3,512,875	3,773,875	1,436,652	Apr-90	Apr-90	27.5
IMMOKALEE	2,180,111	160,000	2,732,134	14,220	160,000	2,746,354	2,906,354	816,508	May-90	May-90	7-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 9 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
KRISTIN PARK	1,382,214	117,179	1,694,459	42,659		117,179	1,737,118	1,854,297	527,006	Jun-90	Mar-90	27.5
LE GRANDE ENTERPRISES	1,725,679	13,090	2,232,493	0		67,500	2,232,493	2,299,993	352,656	Oct-93	Nov-92	5-50

LONGMEADOW	1,467,786	95,000	1,765,749	10,831		95,000	1,776,580	1,871,580	497,889	Aug-90	Aug-90	10-40
MAYWOOD	1,492,121	53,000	1,961,139	18,700		53,000	1,979,839	2,032,839	787,742	Jul-90	Mar-90	5-27.5
MEADOW RUN	636,345	44,400	784,163	6,398		44,400	790,561	834,961	328,511	May-90	May-90	27.5
MEADOWCREST	2,855,916	286,065	4,982,274	83,614		286,065	5,065,888	5,351,953	2,146,205	Oct-90	Sep-90	5-27.5
NEWFANE SENIOR	961,692	30,000	1,211,708	25,780		30,000	1,237,488	1,267,488	419,640	Sep-92	Oct-92	5-27.5
NEW HOLLAND	0	80,000	3,269,700	(3,269,700)	b	0	0	0	0	Aug-90	May-90	5-27.5
OLD STAGE	1,257,674	39,840	1,517,419	4,776		39,840	1,522,195	1,562,035	612,336	Sep-90	May-90	27.5
PEDCOR INVEST	3,630,919	170,435	6,211,383	365,228		170,435	6,576,611	6,747,046	1,837,548	Apr-90	Mar-90	27.5
PLEASANTON SR	616,874	40,000	813,308	0		40,000	813,308	853,308	177,818	Jul-93	Dec-93	40
POLKTON HOUSING	651,310	25,038	754,785	11,564		25,038	766,349	791,387	277,261	Dec-93	Jan-94	5-27.5
PRINCESS MANOR	1,483,395	57,066	1,869,314	12,614		57,066	1,881,928	1,938,994	788,150	Aug-90	Jun-90	5-27.5
PRINCESS VILLAS	1,482,405	63,104	1,786,927	13,564		63,104	1,800,491	1,863,595	744,486	Aug-90	Jun-90	5-27.5
PUTNEY FIRST	1,415,070	128,800	1,804,424	(2,060)		128,800	1,802,364	1,931,164	384,610	May-93	Dec-92	5-27.5
QUAIL HOLLOW RRH	1,460,299	100,000	1,861,652	20,338		100,000	1,881,990	1,981,990	789,346	Jan-90	May-90	27.5
QUAIL HOLLOW- WARSAW	1,396,143	33,500	1,747,578	8,435		33,500	1,756,013	1,789,513	471,737	Sep-90	Jul-90	7-40

RAINBOW GARDENS	1,207,176	70,000	1,450,989	287		70,000	1,451,276	1,521,276	432,441	Jun-93	Dec-92	7-27.5
RAITT ST APTS	817,848	270,281	1,221,755	0		270,281	1,221,755	1,492,036	327,646	Aug-93	May-93	5-27.5
SCHOOL ST. II	662,204	37,622	1,585,434	19,193		37,622	1,604,627	1,642,249	470,802	Jun-93	Jun-93	7-27.5
SOUTH PARIS	1,478,938	65,000	1,853,831	(176,165)		242,301	1,677,666	1,919,967	524,639	Oct-92	Nov-92	5-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 9 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SOUTHWESTERN	1,418,340	30,000	1,766,094	40,410		30,000	1,806,504	1,836,504	752,716	May-90	May-90	7-27.5
SPRINGFIELD	3,704,918	775,955	4,177,205	4,972,890		775,955	9,150,095	9,926,050	3,147,124	Jun-91	Jun-90	5-27.5
SUNSHINE	1,462,797	127,000	1,729,289	105,384		117,000	1,834,673	1,951,673	711,094	Nov-90	Sep-90	5-27.5
SURRY VILLAGE II	786,668	60,000	938,244	2,475		50,718	940,719	991,437	400,605	Jan-90	May-90	5-27.5
TAPPAHANNOCK GREENS	1,495,402	122,500	1,703,483	19,470		122,500	1,722,953	1,845,453	480,140	May-94	Mar-94	5-27.5
TWIN OAKS	1,133,150	53,636	1,397,601	5,922		53,636	1,403,523	1,457,159	573,829	May-90	May-90	5-27.5
VILLAGE OAKS	728,054	42,140	884,614	9,746		42,140	894,360	936,500	370,554	Feb-90	Jun-90	5-27.5
WARRENSBURG	787,409	32,000	991,475	13,759		32,000	1,005,234	1,037,234	453,496	Apr-90	Apr-90	5-27.5
WESTSIDE	2,368,290	25,000	4,022,240	(38,872)	a	25,000	3,983,368	4,008,368	1,484,011	Dec-90	Jun-90	5-27.5
WESTWOOD	1,402,664	96,660	1,690,074	29,851		101,030	1,719,925	1,820,955	751,136	Jul-90	Jul-90	27.5
WILMINGTON	1,042,125	75,637	1,293,362	27,542		75,637	1,320,904	1,396,541	519,533	Aug-90	Aug-90	27.5

	85,625,358	5,821,504	123,065,606	4,638,415		5,999,490	127,704,021	133,703,511	44,130,348

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

a - Decrease due to the reallocation of acquisition costs

b - Property deemed to have no value as of March 31, 1999

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 9

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$122,231,856
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	3,447,429
Improvements, etc	143,343
Other	0
		$3,590,772
Deductions during period:
Cost of real estate sold	$(7,395,934)
Other*	(24,083)
		$(7,420,017)
Balance at close of period - 3/31/93		$118,402,611
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	3,591,731
Improvements, etc	9,011,423
Other	0
		$12,603,154
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$131,005,765
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	2,630,397
Improvements, etc	1,266,494
Other	0
		$3,896,891
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$134,902,656

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 9 (continued)

Balance at close of period - 3/31/95		$134,902,656
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	818,652
Other	0
		$818,652
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/96		$135,721,308
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	0
Other	0
		$0
Deductions during period:
Cost of real estate sold	$0
Other	(2,117,890)
		(2,117,890)
Balance at close of period - 3/31/97		$133,603,418
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	355,226
Other	0
		$355,226
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$133,958,644

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 9 (continued)

Balance at close of period - 3/31/98		$133,958,644
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	570,512
Other	0
		$570,512
Deductions during period:
Cost of real estate sold	$0
Other	(990,393)
		(990,393)
Balance at close of period - 3/31/99		$133,538,763
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	374,174
Other	0
		$374,174
Deductions during period:
Cost of real estate sold	$0
Other	(531,712)
		(531,712)
Balance at close of period - 3/31/00		$133,381,225
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	322,286
Other	0
		$322,286
Deductions during period:
Cost of real estate sold	$0
Other
		0
Balance at close of period - 3/31/01		$133,703,511

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 9 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$6,203,920
Current year expense	$4,059,735
Balance at close of period - 3/31/93		$10,263,655
Current year expense	$4,195,190
Balance at close of period - 3/31/94		$14,458,845
Current year expense	$4,588,398
Balance at close of period - 3/31/95		$19,047,243
Current year expense	$4,535,644
Balance at close of period - 3/31/96		$23,582,887
Current year expense	$4,517,586
Balance at close of period - 3/31/97		$28,100,473
Current year expense	$4,359,076
Balance at close of period - 3/31/98		$32,459,549
Current year expense	$3,444,078
Balance at close of period - 3/31/99		$35,903,627
Current year expense	$4,028,593
Balance at close of period - 3/31/00		$39,932,220
Current year expense	$4,198,128
Balance at close of period - 3/31/01		$44,130,348

Boston Capital Tax Credit Fund II Limited Partnership - Series 10 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ACKERMAN	570,150	42,000	619,380	260,387		42,000	879,767	921,767	156,831	Jun-94	Sep-93	5-27.5
ATHENS II	1,329,105	75,000	1,642,281	27,124		75,000	1,669,405	1,744,405	443,320	Jun-90	Aug-90	5-27.5
AUTUMN LANE	729,775	34,094	891,072	382		34,094	891,454	925,548	350,959	Nov-90	Aug-89	5-27.5
BAYTREE	952,017	44,759	1,099,246	119,099		44,759	1,218,345	1,263,104	511,522	Jul-90	Nov-88	5-27.5
BENCHMARK	1,107,728	60,600	1,137,112	203,354		60,600	1,340,466	1,401,066	518,739	Jul-90	Nov-88	5-27.5
BRENTWOOD	949,294	64,999	1,163,002	46,569		64,999	1,209,571	1,274,570	317,427	Oct-90	Nov-90	5-27.5
BRIARWOOD	1,473,461	154,900	1,898,553	(413,797)		154,900	1,484,756	1,639,656	601,008	Aug-90	Aug-90	7-27.5
BUTLER PROPERTIES	500,104	37,500	376,730	223,430		37,500	600,160	637,660	149,353	Feb-91	Dec-90	5-27.5
CANDLEWICK PLACE	1,248,837	70,800	1,500,289	70,175		70,800	1,570,464	1,641,264	377,415	Oct-92	Dec-92	5-27.5
CEDARSTONE	768,179	66,000	955,695	33,289		66,000	988,984	1,054,984	237,658	May-93	May-93	5-40
CENTREVILLE APTS.	628,710	63,073	697,069	53,939		16,000	751,008	767,008	368,381	Feb-90	Nov-90	5-27.5
CHARLTON COURT	1,193,293	56,144	1,449,050	3,300		56,144	1,452,350	1,508,494	465,467	Jan-93	Dec-92	7-27.5
CHUCKATUCK	1,469,766	128,725	1,731,557	16,773		128,725	1,748,330	1,877,055	533,068	Feb-90	Nov-90	12-40
CLOVERLEAF I	850,125	54,740	969,048	20,339		54,740	989,387	1,044,127	410,081	Apr-90	Nov-90	5-27.5
CLOVERLEAF II	869,226	66,488	981,480	22,147		66,488	1,003,627	1,070,115	414,745	Apr-90	Nov-90	5-27.5
CONNELLSVILLE	1,359,591	55,440	1,591,799	140,435		55,440	1,732,234	1,787,674	510,155	Mar-90	Nov-90	5-27.5
DALLAS	1,493,961	230,059	3,408,933	(195,432)	*	230,059	3,213,501	3,443,560	1,319,818	Oct-90	Dec-91	5-27.5
ELLAVILLE	782,117	45,000	977,293	1,226		45,000	978,519	1,023,519	413,074	Feb-90	Jul-90	5-27.5
FORSYTH	1,449,393	55,000	1,894,917	22,456		55,000	1,917,373	1,972,373	749,412	Sep-90	Jul-90	7-27.5
FREEDOM APTS.	1,044,074	144,065	1,219,436	75,111		144,065	1,294,547	1,438,612	369,384	Sep-90	Nov-90	5-27.5
GREAT FALLS	868,686	38,292	1,053,154	8,183		38,292	1,061,337	1,099,629	421,942	Oct-90	Nov-90	5-27.5
HARTWAY PROPERTIES	908,078	49,000	1,116,507	0		49,000	1,116,507	1,165,507	353,861	Jun-90	Jul-90	5-27.5

HILLTOP	1,479,394	105,000	1,916,734	53,471		105,000	1,970,205	2,075,205	782,597	Jul-90	Aug-90	7-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 10 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
IRONTON ESTATES	619,088	29,500	794,461	2,089		29,500	796,550	826,050	277,067	Jan-93	May-93	5-27.5
LAMBERT SQUARE	990,004	41,200	1,243,568	16,435		41,200	1,260,003	1,301,203	264,127	Jan-93	May-93	5-50
LAWTON APTS.	1,479,244	54,400	1,848,603	27,942		54,400	1,876,545	1,930,945	901,931	Dec-92	Nov-92	10-40
LONGVIEW	866,947	25,000	1,071,946	68,517		25,000	1,140,463	1,165,463	479,873	Jun-90	Nov-90	5-27.5
MAIDU	1,984,446	56,500	4,890,261	309,590		56,500	5,199,851	5,256,351	1,886,404	Aug-90	Nov-88	27.5
MEADOWBROOK	1,469,029	75,141	1,789,549	5,344		75,141	1,794,893	1,870,034	750,103	Dec-91	Mar-91	5-27.5
MERCER APTS.	903,446	46,249	1,098,860	61,012		46,249	1,159,872	1,206,121	336,474	Aug-90	Nov-90	5-27.5
MORGANTOWN	764,796	36,000	930,187	7		36,000	930,194	966,194	245,135	Dec-90	Aug-90	5-27.5
NEWNAN	1,781,883	92,706	4,128,942	(241,002)	*	92,706	3,887,940	3,980,646	1,603,049	Oct-90	Dec-90	27.5
PARKWOOD	2,920,053	316,667	4,358,381	12,008		316,667	4,370,389	4,687,056	1,667,840	May-91	Mar-91	40
PEDCOR INVESTMENTS	3,195,197	200,000	4,714,711	627,370		200,000	5,342,081	5,542,081	1,374,020	Oct-90	Jul-90	5-27.5

PINETREE MANOR	974,350	30,000	1,210,633	14,034		30,000	1,224,667	1,254,667	253,191	Jan-93	Nov-92	7-40
PINEVIEW	955,530	125,000	1,178,400	8,863		125,000	1,187,263	1,312,263	467,768	Dec-90	Sep-90	7-27.5
ROSEWOOD VILLAGE	645,389	36,000	806,255	6,953		36,000	813,208	849,208	335,176	Jul-90	Jul-90	5-27.5
SOUTH FARM	1,443,572	254,636	3,486,308	7,644		254,636	3,493,952	3,748,588	1,102,035	Jul-93	Apr-93	7-40
STOCKTON ESTATES	512,028	17,500	647,699	1,371		17,500	649,070	666,570	232,952	Jan-93	Feb-93	5-27.5
STRATFORD SQUARE	747,264	63,000	443,433	458,765		63,000	902,198	965,198	208,272	Feb-93	Oct-92	5-40
SUMMER GLEN	1,474,538	147,225	1,669,056	10,711		147,225	1,679,767	1,826,992	398,171	Mar-93	Nov-92	5-40
WASHINGTON HEIGHTS	487,040	76,537	974,803	34,911		89,643	1,009,714	1,099,357	301,066	Jul-90	Nov-90	5-27.5

WEST DES MOINES	2,275,780	437,568	4,154,100	337,589		437,568	4,491,689	4,929,257	1,729,052	Jul-90	Jul-90	7-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 10 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of Construction	Date acquired	Life on which depreciation is computed
WICHITA WEST	1,714,808	110,377	2,920,599	129,762	110,377	3,050,361	3,160,738	1,175,106	Jul-90	Jul-90	7-27.5
WOODSIDE HOUSING	1,472,969	60,140	1,926,294	15,973	60,140	1,942,267	2,002,407	529,493	Nov-90	Dec-90	5-27.5

	53,702,465	4,073,024	76,577,386	2,707,848	4,039,057	79,285,234	83,324,291	27,294,522

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

*Reduction due to reduced development fee, which reduced the property basis.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$73,561,151
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	2,204,866
Improvements, etc	314,333
Other	0
		$2,519,199
Deductions during period:
Cost of real estate sold	$(7,395,934)
Other*	0
		$(7,395,934)
Balance at close of period - 3/31/93		$68,684,416
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	8,492,161
Improvements, etc	6,297,007
Other	0
		$14,789,168
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$83,473,584
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	313,600
Improvements, etc	0
Other	0
		$313,600
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$83,787,184

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10 (continued)

Balance at close of period - 3/31/95		$83,787,184
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc
Other	86,855
		$86,855
Deductions during period:
Cost of real estate sold	$0
Other	(440,637)
		(440,637)
Balance at close of period - 3/31/96		$83,433,402
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	0
Other	186,916
		$186,196
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/97		$83,620,318
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	116,256
Other	0
		$116,256
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$83,736,574

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10 (continued)

Balance at close of period - 3/31/98		$83,736,574
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	530,895
Other	0
		$530,895
Deductions during period:
Cost of real estate sold	$0
Other	(1,589,126)
		(1,589,126)
Balance at close of period - 3/31/99		$82,678,343
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	489,722
Other	0
		$489,722
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$83,168,065
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	156,226
Other	0
		$156,226
Deductions during period:
Cost of real estate sold	$0
Other
		0
Balance at close of period - 3/31/01		$83,324,291

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 10 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$3,259,154
Current year expense	$2,487,975
Balance at close of period - 3/31/93		$5,747,129
Current year expense	$2,881,214
Balance at close of period - 3/31/94		$8,628,343
Current year expense	$2,883,271
Balance at close of period - 3/31/95		$11,511,614
Current year expense	$2,768,634
Balance at close of period - 3/31/96		$14,280,248
Current year expense	$2,797,002
Balance at close of period - 3/31/97		$17,077,250
Current year expense	$2,780,726
Balance at close of period - 3/31/98		$19,857,976
Current year expense	$2,397,434
Balance at close of period - 3/31/99		$22,255,410
Current year expense	$2,459,142
Balance at close of period - 3/31/00		$24,714,552
Current year expense	$1,477,935
Balance at close of period - 3/31/01		$26,192,487

Boston Capital Tax Credit Fund II Limited Partnership - Series 11 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ACADEMY HILL	1,368,969	119,500	1,607,604	23,008		119,500	1,630,612	1,750,112	619,614	Feb-91	Feb-91	5-27.5
ASPEN SQUARE	1,824,075	150,413	2,118,648	113,274		150,703	2,231,922	2,382,626	562,642	Nov-90	Nov-90	5-27.5
BRIDGEVIEW	1,355,628	50,686	1,586,090	93,420		50,686	1,679,510	1,730,196	737,042	Dec-89	Dec-90	5-27.5
BUCKEYE	1,332,866	93,421	1,584,893	71,729		93,421	1,656,622	1,750,043	487,327	Aug-90	Dec-90	5-27.5
CHURCH HILL	949,916	63,232	663,136	560,782		63,232	1,223,918	1,287,150	312,260	Jan-91	Dec-90	7-40
COPPER CREEK	1,167,972	77,750	1,410,989	57,688		77,750	1,468,677	1,546,427	372,704	Sep-90	Nov-90	5-27.5
CORONADO	348,149	9,998	1,499,265	48,549		9,998	1,547,814	1,557,812	594,112	Apr-91	Feb-91	5-27.5
CRESTWOOD	4,074,549	360,000	10,649,129	147,219		360,000	10,796,348	11,156,348	4,082,779	Jul-91	Jan-91	7-27.5
DALLAS APTS.	1,493,961	230,059	3,408,933	(195,432)	*	230,059	3,213,501	3,443,560	1,319,818	Oct-90	Dec-90	7-27.5
DENMARK I	765,804	54,000	915,172	5,913		54,000	921,085	975,085	378,447	Jun-90	Nov-90	27.5
DENMARK II	813,360	36,000	1,003,547	3,496		36,000	1,007,043	1,043,043	410,218	Jun-90	Nov-90	5-27.5
EL DORADO SPRINGS	577,610	22,500	735,245	18,581		17,176	753,826	771,002	323,004	Sep-90	Nov-90	5-27.5
ELDON ESTATES II	578,008	30,000	690,453	36,438		30,000	726,891	756,891	307,962	Nov-90	Dec-90	5-27.5
ELDON MANOR	556,302	7,500	787,399	30,459		7,500	817,858	825,358	349,822	Nov-90	Dec-90	5-27.5
ELDERLY HOUSING OF MACON	1,613,888	50,000	1,992,329	22,877		50,000	2,015,206	2,065,206	397,312	Apr-93	May-93	5-27.5

EUTAW ELDERLY	1,613,794	24,000	1,972,439	13,014		24,000	1,985,453	2,009,453	350,976	Dec-93	May-93	5-50
FARMERVILLE	962,452	57,015	1,195,142	39,538		57,015	1,234,680	1,291,695	302,271	Apr-91	Jan-91	N/A
FOREST GLADE	1,474,394	100,000	1,841,104	23,316		100,000	1,864,420	1,964,420	725,267	Dec-90	Dec-90	7-27.5
FRANKLIN SCHOOL	1,234,638	112,032	2,528,326	2,008,386		112,032	4,536,712	4,648,744	1,550,899	Dec-91	Oct-90	27.5
HARBOR VIEW	1,472,675	143,957	1,802,615	10,625		143,957	1,813,240	1,957,197	730,747	Jul-90	Dec-90	7-27.5
HILLTOP APTS.	1,411,750	178,736	1,545,237	37,942		178,736	1,583,179	1,761,915	482,072	Nov-92	Jan-93	27.5
HOLLAND SENIOR	894,272	27,500	1,096,333	49,504		27,500	1,145,837	1,173,337	471,213	Jun-90	Nov-90	27.5
HOLLY SENIOR	912,256	36,882	1,139,044	48,701		36,882	1,187,745	1,224,627	483,121	Oct-90	Nov-90	27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 11 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
IVAN WOODS	2,071,512	275,000	4,347,328	38,130		275,000	4,385,458	4,660,458	1,749,245	Apr-91	Feb-91	5-27.5
KAPLAN MANOR	920,801	66,000	1,106,192	69,582		66,000	1,175,774	1,241,774	303,681	Dec-90	Dec-90	7-40
LAKEWOOD	948,629	53,100	1,162,254	41,490		53,100	1,203,744	1,256,844	297,905	May-91	Jan-91	N/A
LICKING ASSOCIATES	403,764	14,000	316,889	176,342		14,000	493,231	507,231	168,455	Mar-92	Nov-91	N/A
LONDON ARMS	2,663,549	37,500	3,479,332	(22,804)	*	37,500	3,456,528	3,494,028	1,263,285	Dec-90	Dec-90	5-27.5
MAIDU	1,984,446	56,500	4,890,261	309,590		56,500	5,199,851	5,256,351	1,886,404	Dec-91	Mar-91	7-27.5
MANNING PROPERTIES	834,709	44,125	1,015,703	10,816		44,125	1,026,519	1,070,644	411,423	Nov-90	Nov-90	5-27.5

METTER	1,459,989	44,500	1,770,511	6,108		45,141	1,776,619	1,821,760	544,736	May-93	Dec-92	5-27.5
NEVADA MANOR	644,008	50,000	782,543	15,978		50,000	798,521	848,521	346,201	Oct-90	Nov-90	5-27.5
NEWNAN APTS.	1,781,883	92,706	4,128,942	(241,002)	*	92,706	3,887,940	3,980,646	1,603,049	Oct-90	Dec-90	5-27.5
OATKA VILLIAGE	913,637	35,000	1,151,205	17,847		35,000	1,169,052	1,204,052	478,418	Jun-90	Nov-90	5-27.5
RPI #18 L.P.	1,225,083	100	1,776,840	119,385		100	1,896,225	1,896,325	709,764	Dec-90	Dec-90	5-27.5
SIERRA SPRINGS	1,169,025	52,290	1,448,815	59,501		52,387	1,508,316	1,560,703	372,196	Nov-90	Nov-90	5-27.5
SOUTH FORK	1,473,739	100,000	1,782,527	33,911		100,000	1,816,438	1,916,438	503,185	Feb-91	Feb-91	5-27.5
TWIN OAKS OF ALLENDALE	777,619	71,305	951,711	(168,712)	*	71,305	782,999	854,304	313,146	Sep-90	Dec-90	5-27.5

WASHINGTON	952,027	55,050	1,150,878	40,829		55,050	1,191,707	1,246,757	298,508	Mar-91	Jan-91	7-40
WILDRIDGE	1,388,249	156,576	1,617,243	38,737		156,576	1,655,980	1,812,556	616,062	Apr-91	Jan-91	7-27.5

	50,409,957	3,238,933	76,652,246	3,814,755		3,234,637	80,467,001	83,701,638	28,217,292

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

*Reduction due to reduced development fee, which reduced the property basis.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$75,467,308
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	44,500
Improvements, etc	862,272
Other	0
		$906,772
Deductions during period:
Cost of real estate sold	$(1,343,477)
Other*	(188,348)
		$(1,531,825)
Balance at close of period - 3/31/93		$74,842,255
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	5,762,741
Improvements, etc	1,962,905
Other	0
		$7,725,646
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$82,567,901
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	1,297,882
Improvements, etc	0
Other	0
		$1,297,882
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$83,865,783

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11 (continued)

Balance at close of period - 3/31/95		$83,865,783
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	81,256
Other	0
		$81,256
Deductions during period:
Cost of real estate sold	$0
Other	(1,209,041)
		(1,209,041)
Balance at close of period - 3/31/96		$82,737,998
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	125,078
Other	0
		$125,078
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/97		$82,863,076
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	121,624
Other	0
		$121,624
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$82,984,700

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11 (continued)

Balance at close of period - 3/31/98		$82,984,700
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	178,906
Other	0
		$178,906
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$83,163,606
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	451,423
Other	0
		$451,423
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$83,615,029
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	86,609
Other	0
		$86,609
Deductions during period:
Cost of real estate sold	$0
Other
		0
Balance at close of period - 3/31/01		$83,701,638

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 11 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$2,602,158
Current year expense	$2,916,577
Balance at close of period - 3/31/93		$5,518,735
Current year expense	$2,946,686
Balance at close of period - 3/31/94		$8,465,421
Current year expense	$4,159,331
Balance at close of period - 3/31/95		$12,624,752
Current year expense	$1,693,850
Balance at close of period - 3/31/96		$14,318,602
Current year expense	$2,889,737
Balance at close of period - 3/31/97		$17,208,339
Current year expense	$2,903,701
Balance at close of period - 3/31/98		$20,112,040
Current year expense	$2,772,892
Balance at close of period - 3/31/99		$22,884,932
Current year expense	$2,681,634
Balance at close of period - 3/31/00		$25,566,566
Current year expense	$2,650,726
Balance at close of period - 3/31/01		$28,217,292

Boston Capital Tax Credit Fund II Limited Partnership - Series 12 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
AUTUMNWOOD VILLAGE	1,007,406	40,777	371,734	904,720		40,777	1,276,454	1,317,231	432,946	Apr-92	Oct-91	5-27.5

BB&L ENTERPRISES	518,414	24,000	648,985	1,600		24,000	650,585	674,585	196,601	Mar-91	May-91	5-40
BOWMAN VILLAGE	661,632	17,000	848,107	2,520		17,000	850,627	867,627	306,640	Oct-91	Jun-91	5-27.5
BRANDYWOOD	1,713,449	86,029	3,313,958	(33,340)	*	86,029	3,280,618	3,366,647	1,316,221	Sep-91	Dec-91	5-27.5
BRIARWICK	1,232,019	95,079	1,587,073	595		95,079	1,587,668	1,682,747	430,763	Apr-91	Apr-91	5-40
BUCKSPORT	1,363,255	71,500	1,683,768	87,430		71,500	1,771,198	1,842,698	530,473	Aug-91	Jun-91	7-27.5
BURKESVILLE	730,343	40,000	897,118	530		40,000	897,648	937,648	213,399	Sep-91	Jun-91	5-27.5
CALIFORNIA VII	8,708,264	820,000	9,361,922	16,291,946		803,050	25,653,868	26,456,918	5,205,896	Dec-93	Oct-92	5-27.5
CANANCHE CREEK	1,228,198	66,200	1,515,813	44,787		66,200	1,560,600	1,626,800	352,230	Jun-91	May-91	5-27.5
CARSON VILLAGE	648,481	30,000	193,264	618,242		30,000	811,506	841,506	269,436	Jun-92	Oct-91	5-27.5
CLARKSON PROP	742,461	36,000	932,918	0		36,000	932,918	968,918	221,941	Jul-91	Jun-91	7-27.5
CLYMER HOUSE	1,109,478	20,000	1,387,091	54,832		20,000	1,441,923	1,461,923	439,058	Oct-91	Jun-91	5-27.5
CORCORAN INVESTMENT	1,515,907	75,000	1,976,455	0		75,000	1,976,455	2,051,455	450,430	Nov-90	Feb-91	5-50

CORNISH PARK	1,446,983	67,390	1,761,946	106,365		68,500	1,868,311	1,936,811	599,125	Jun-91	Jun-91	5-27.5
CRESCENT CITY	1,853,904	211,000	2,297,055	(14,590)	*	211,000	2,282,465	2,493,465	553,097	Mar-91	Mar-91	5-50
DALLAS II	1,493,961	230,059	3,194,199	19,302		230,059	3,213,501	3,443,560	1,319,818	Oct-90	Mar-91	7-27.5
EARLIMART	1,338,070	90,000	1,711,424	827		90,000	1,712,251	1,802,251	390,300	Jun-91	Jun-91	5-50
EVANWOOD	750,546	36,000	929,102	456		32,400	929,558	961,958	246,481	May-91	Jun-91	5-27.5
FORT SMITH	818,700	87,500	2,089,062	0		87,500	2,089,062	2,176,562	597,657	Aug-94	Sep-93	7-27.5
FRANKLIN II	1,477,701	50,000	1,864,100	6,949		50,000	1,871,049	1,921,049	739,568	Nov-90	Apr-91	7-27.5
FRANKLIN HSE APARTMENTS	291,227	1,000	812,706	2,742		1,000	815,448	816,448	276,439	Jan-88	May-93	5-27.5

HAMILTON VILLAGE	566,067	18,943	368,532	347,165		18,943	715,697	734,640	247,759	Mar-92	Oct-91	5-27.5
HUNTERS PARK	1,402,208	92,750	1,650,083	12,619		92,750	1,662,702	1,755,452	357,619	Apr-91	May-91	5-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 12 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements		Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
IVAN WOODS	2,071,512	275,000	4,347,328	38,130		275,000	4,385,458	4,660,458	1,749,245	Apr-91	Feb-91	5-27.5
JESUP	609,471	19,375	427,265	382,416		19,375	809,681	829,056	282,788	Jul-92	Jan-91	5-27.5
LAKERIDGE	911,422	34,832	1,103,517	10,439		34,832	1,113,956	1,148,788	414,586	Apr-91	Mar-91	5-50
LAUREL VILLAGE	657,863	15,145	256,421	570,278		15,145	826,699	841,844	281,416	May-92	Oct-91	5-27.5
LOS CABALLOS	750,972	53,886	1,006,731	1,700		26,943	1,008,431	1,035,374	258,130	Aug-91	Jul-91	5-27.5
MARLBORO	831,174	26,176	1,032,404	14,417		26,176	1,046,821	1,072,997	421,240	Feb-91	Mar-91	5-27.5
MELVILLES	887,349	18,500	1,103,074	51,406		18,500	1,154,480	1,172,980	271,963	Oct-91	Jul-91	7-40
NANTY GLO	1,467,253	35,000	1,869,757	53,137		35,000	1,922,894	1,957,894	576,650	Jul-91	Jun-91	5-27.5
NEWNAN II	1,781,883	92,706	3,868,800	19,140		92,706	3,887,940	3,980,646	1,603,049	Oct-90	Mar-91	7-27.5
NYE COUNTY	1,356,568	60,000	1,694,731	5,023		60,000	1,699,754	1,759,754	666,178	Apr-91	May-91	5-27.5
OAKLEIGH	908,334	57,500	553,121	585,350		57,500	1,138,471	1,195,971	259,494	Mar-92	Aug-91	7-40
OAKWOOD	902,867	52,000	782,736	368,297		52,000	1,151,033	1,203,033	262,825	Jan-92	Aug-91	7-40
PARKWOOD	2,920,053	316,667	4,358,381	12,008		316,667	4,370,389	4,687,056	1,667,840	May-91	Mar-91	5-27.5
PORTALES ESTATES	1,431,548	66,500	1,777,470	19,986		66,500	1,797,456	1,863,956	711,332	Jul-91	Jul-91	5-27.5
PRAIRIE WEST	501,652	65,000	983,964	13,904		73,306	997,868	1,071,174	392,113	Sep-95	Mar-91	5-27.5
RIDGEWAY COURT	888,664	48,500	1,039,377	21,716		48,500	1,061,093	1,109,593	390,111	Jan-91	Apr-91	5-27.5
RIVER REACH	1,358,282	118,750	1,656,515	6,732		118,750	1,663,247	1,781,997	625,168	May-91	May-91	7-27.5
ROCKMOOR	559,627	30,000	521,541	146,307		30,000	667,848	697,848	129,091	Mar-91	May-91	5-27.5
RPI #22	557,182	0	1,177,719	16,447		0	1,194,166	1,194,166	423,510	Jul-91	Jun-91	7-27.5
SCOTT CITY	595,578	13,000	764,225	(285)	*	13,000	763,940	776,940	190,601	Nov-91	Jun-91	5-27.5
SHAWNEE RIDGE	663,540	53,650	801,129	8,994		53,650	810,123	863,773	185,868	May-91	May-91	5-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 12 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SPRINGFIELD	3,704,918	775,955	9,620,653	(470,558)	775,955	9,150,095	9,926,050	3,147,124	Jun-91	Jul-91	5-27.5
STONEGATE MANOR	1,004,200	76,000	1,265,168	6,788	76,000	1,271,956	1,347,956	491,801	Dec-90	May-91	7-27.5
TURNER LANE	717,311	31,530	882,974	2,172	31,530	885,146	916,676	329,532	Jul-91	May-91	7-27.5
UNION BAPTIST	423,199	0	1,151,557	(371,966)	0	779,591	779,591	339,489	Apr-91	May-91	5-27.5
VILLAS LAKERIDGE	528,995	47,952	605,356	809	47,952	606,165	654,117	225,343	Mar-91	Mar-91	5-27.5
WAYNESBORO	1,363,520	50,000	1,455,507	3,674	50,000	1,459,181	1,509,181	556,604	Jan-91	Apr-91	5-27.5
WINDSOR II	739,857	51,178	887,455	12,163	51,178	899,618	950,796	362,780	Nov-90	Apr-91	7-27.5
WOODCREST	706,213	42,000	883,702	32,934	42,000	916,636	958,636	215,446	Nov-91	Jun-91	7-40
WOODSIDE	1,148,464	19,383	1,378,829	61,112	19,383	1,439,941	1,459,324	603,096	Mar-91	Apr-91	5/40

	65,568,146	4,852,412	90,653,822	20,078,367	4,814,335	110,732,189	115,546,524	33,728,311

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

* - Decrease due to the reallocation of acquisition costs

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$79,690,665
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	9,428,122
Improvements, etc	7,164,766
Other	0
		$16,592,888
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$96,283,553
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	901,206
Improvements, etc	16,586,367
Other	0
		$17,487,573
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$113,771,126
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	2,226,528
Other	0
		$2,226,528
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$115,997,654

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12 (continued)

Balance at close of period - 3/31/95		$115,997,654
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	231,724
Other	0
		$231,724
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/96		$116,229,378
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	67,052
Other	0
		$67,052
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/97		$116,296,430
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	141,479
Other	0
		$141,479
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$116,437,909

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12 (continued)

Balance at close of period - 3/31/98		$116,437,909
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	144,694
Other	0
		$144,694
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$116,582,603
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(292,387)
Other	0
		$(292,387)
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$116,290,215
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(743,691)
Other	0
		$(743,691)
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$115,546,524

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 12 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$2,036,741
Current year expense	$3,141,623
Balance at close of period - 3/31/93		$5,178,364
Current year expense	$3,409,630
Balance at close of period - 3/31/94		$8,587,994
Current year expense	$4,171,394
Balance at close of period - 3/31/95		$12,759,388
Current year expense	$4,116,629
Balance at close of period - 3/31/96		$16,876,017
Current year expense	$3,687,191
Balance at close of period - 3/31/97		$20,563,208
Current year expense	$3,611,359
Balance at close of period - 3/31/98		$24,174,567
Current year expense	$3,513,077
Balance at close of period - 3/31/99		$27,687,644
Current year expense	$3,220,274
Balance at close of period - 3/31/00		$30,907,918
Current year expense	$2,820,392
Balance at close of period - 3/31/01		$33,728,311

Boston Capital Tax Credit Fund II Limited Partnership - Series 14 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ADA VILLAGE	1,030,428	125,997	1,201,080	0	125,997	1,201,080	1,327,077	319,661	Nov-93	Jan-93	5-30
AMHERST	1,587,359	60,000	1,920,734	1,445	60,000	1,922,179	1,982,179	670,674	Jan-92	Jan-92	7-27.5
BECKWOOD MANOR	1,260,464	35,000	1,569,743	38,578	35,000	1,608,321	1,643,321	551,717	Oct-92	May-92	5-27.5
BELMONT VILLAGE	920,245	64,312	1,073,695	71,833	64,312	1,145,528	1,209,840	287,956	Dec-91	Jan-92	7-27.5
BETHEL PARK	1,480,595	265,800	1,310,374	509,389	117,500	1,819,763	1,937,263	463,949	Mar-92	Dec-91	5-40
BLANCHARD VILLAGE	215,418	42,000	727,225	(473,334)	23,726	253,891	277,617	75,066	Sep-91	Oct-91	7-40
BLANCHARD SENIOR	595,139	42,000	730,704	0	42,000	730,704	772,704	171,331	Jul-93	Jan-93	5-30
BRANTWOOD	1,136,581	55,500	1,382,381	15,061	55,500	1,397,442	1,452,942	509,213	Sep-91	Jul-91	7-27.5
BRECKENRIDGE	862,884	21,500	1,181,178	3,561	21,500	1,184,739	1,206,239	314,156	Mar-92	Jan-92	7-27.5
BRIARWOOD II	1,482,769	90,000	1,785,580	(296,190)	90,000	1,489,390	1,579,390	521,499	Apr-92	Feb-92	7-27.5
BRIDGE COALITION	0	0	695,990	153,050	0	849,040	849,040	243,809	Dec-91	Jan-92	27.5
BUCHANAN	721,246	63,275	833,561	35,252	63,275	868,813	932,088	350,602	Oct-90	Jul-91	7-27.5
CALIFORNIA INV V	5,378,314	401,411	10,824,261	34,554	401,411	10,858,815	11,260,226	3,306,562	Mar-90	Aug-92	7-27.5
CALIFORNIA INV VII	8,708,264	820,000	9,361,922	16,291,946	803,050	25,653,868	26,456,918	5,205,896	Dec-93	Oct-92	7-27.5
CAPITAL HOUSING	1,468,042	178,000	3,131,389	82,347	178,000	3,213,736	3,391,736	1,139,766	Jan-91	Aug-91	7-27.5
CAPITOL ONE	690,068	35,000	883,508	470	35,000	883,978	918,978	225,393	Aug-95	Mar-95
CARLETON COURT	2,823,398	94,360	3,954,231	227,920	94,360	4,182,151	4,276,511	1,079,339	Dec-91	Dec-91	7-34
CARRIAGE RUN	1,311,634	83,980	1,046,960	555,752	83,980	1,602,712	1,686,692	550,144	Apr-92	Oct-91	7-27.5
CEDARWOOD	1,407,928	61,698	1,477,659	234,950	61,698	1,712,609	1,774,307	362,131	Jan-92	Oct-91	7-27.5
CENTRAL VALLEY	1,813,665	141,353	2,170,282	0	141,353	2,170,282	2,311,635	452,009	Dec-91	Jan-92	5-50
CHAPARRAL	691,654	38,972	863,939	3,510	38,972	867,449	906,421	186,097	Jul-91	Aug-91	7-50
COLLEGE GREEN	3,742,217	225,000	6,774,847	52,520	225,000	6,827,367	7,052,367	1,534,699	Aug-95	Mar-95
COLORADO CITY	539,200	30,000	608,138	17,461	30,000	625,599	655,599	150,643	Oct-91	Oct-91	7-40

Boston Capital Tax Credit Fund II Limited Partnership - Series 14 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
COTTONWOOD	650,763	40,000	775,242	3,710	40,000	778,952	818,952	182,808	Jul-91	Oct-91	7-40
CRYSTAL SPRINGS	1,296,820	60,000	1,574,032	23,144	60,000	1,597,176	1,657,176	431,618	Jan-92	Jan-92	7-27.5
DAVIS VILLAGE	1,158,218	55,000	1,456,778	0	55,000	1,456,778	1,511,778	393,493	Sep-93	Jan-93	5-30
DERBY HOUSING	1,720,894	165,000	3,451,914	48,565	165,000	3,500,479	3,665,479	1,244,320	Sep-91	Jun-91	7-27.5
DEVENWOOD	866,908	76,000	1,215,772	5,541	76,000	1,221,313	1,297,313	393,119	Jan-93	Jul-92	N/A
DUNCAN VILLAGE	1,124,458	83,875	1,391,226	775	83,875	1,392,001	1,475,876	364,838	Nov-93	Jan-93	5-30
EDISON VILLAGE	1,189,851	46,536	1,425,180	51,581	46,536	1,476,761	1,523,297	516,042	Feb-92	Jul-91	7-27.5
EXCELSIOR	619,737	70,000	704,252	10,279	70,000	714,531	784,531	297,517	Apr-91	Feb-92	7-27.5
FOUR OAKS HOUSING	887,644	48,000	1,063,004	4,179	73,083	1,067,183	1,140,266	351,249	Jun-92	Mar-92	7-27.5
FRANKLIN VISTA	923,048	49,520	1,130,261	9,495	49,520	1,139,756	1,189,276	269,903	Apr-92	Jan-92	7-27.5
FRIENDSHIP	1,431,075	195,314	1,639,123	161,062	213,230	1,800,185	2,013,415	808,204	Jun-91	Jan-92	7-27.5
GLENHAVEN PARK	640,879	195,000	834,120	(64,907)	195,000	769,213	964,213	229,311	Jun-89	Jan-94
HARRISON CITY	1,471,324	35,521	1,792,881	105,764	35,521	1,898,645	1,934,166	637,104	Sep-92	Jul-92	7-27.5
HAVEN PARK PTRS II	483,149	225,000	1,045,411	742	225,000	1,046,153	1,271,153	435,756	Jun-89	Jan-94
HAVEN PARK PRTS III	485,634	225,000	1,177,089	742	225,000	1,177,831	1,402,831	316,482	Dec-89	Jan-94
HAVEN PARK PTRS IV	390,477	180,000	874,413	742	180,000	875,155	1,055,155	226,755	Jun-90	Jan-94
HESSMER	904,273	35,000	380,289	800,926	35,000	1,181,215	1,216,215	265,826	Apr-92	Dec-91	7-40
HILLMONT VILLAGE	879,013	38,000	911,697	163,901	38,000	1,075,598	1,113,598	372,358	Jan-92	Sep-91	7-27.5
HUGHES SPRINGS	783,268	35,000	947,230	0	35,000	947,230	982,230	220,971	Aug-91	Oct-91	7-40
HUNTERS RUN	1,437,172	120,000	1,169,479	553,396	120,000	1,722,875	1,842,875	597,394	Feb-92	Dec-91	7-27.5
IDEPENDENCE	1,077,068	103,901	1,237,331	71,427	103,901	1,308,758	1,412,659	481,874	Jun-91	Aug-91	7-27.5
JARRATT	826,843	55,926	1,028,925	(67,033)	55,926	961,892	1,017,818	340,374	Dec-91	Oct-91	7-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 14 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
KILMARNOCK	770,896	44,000	969,309	0	44,000	969,309	1,013,309	368,760	Apr-91	Jul-91	7-27.5
KING FISHER	164,797	21,000	198,768	0	21,000	198,768	219,768	56,529	Dec-93	Jan-93	5-30
LA GAMA DEL BARIO	668,175	110,000	1,020,084	46,465	110,000	1,066,549	1,176,549	320,886	Aug-92	Jun-92	7-27.5
LAKE ISABELLA	1,982,648	360,000	2,036,815	229,471	360,000	2,266,286	2,626,286	480,525	Jan-92	Sep-91	5-50
LAKEVIEW MEADOWS	1,544,026	99,580	2,665,491	31,110	99,580	2,696,601	2,796,181	999,442	Jun-92	Jan-92	12-40
LAKEWOOD TERRACE	3,661,152	124,707	2,257,609	4,603,373	124,707	6,860,982	6,985,689	2,150,394	Aug-89	Nov-93	5-27.5
LEXINGTON PARK	4,798,561	500,000	7,754,757	109,722	500,000	7,864,479	8,364,479	1,778,908	Dec-93	Nov-91	7-27.5
LEXINGTON VILLAGE	207,818	23,814	246,703	0	23,814	246,703	270,517	71,958	Nov-93	Jan-93	5-30
LONACONING	1,475,907	113,305	181,203	1,558,889	113,305	1,740,092	1,853,397	396,556	Sep-92	Dec-91	5-27.5
LOUIS ASSOCIATES	803,835	13,720	1,038,651	9,652	13,720	1,048,303	1,062,023	307,304	Jan-92	Mar-92	7-27.5
MAIDU	1,984,446	56,500	5,108,838	91,013	56,500	5,199,851	5,256,351	1,886,404	Dec-91	Jan-92	7-27.5
MARION MANOR	998,528	50,000	1,237,671	33,902	50,000	1,271,573	1,321,573	273,369	Jun-92	Feb-92	7-27.5
MAYSVILLE VILLAGE	215,757	25,920	255,681	0	25,920	255,681	281,601	74,746	Oct-93	Jan-93	5-30
MCCOMB FAMILY	999,461	30,000	1,226,748	35,656	30,000	1,262,404	1,292,404	384,777	Oct-91	Oct-91	7-27.5
MONTAGUE	1,133,298	0	1,493,360	100,912	22,223	1,594,272	1,616,495	507,423	Dec-91	Dec-91	5-30
NAVAPAI	877,747	53,480	1,073,287	25,572	53,480	1,098,859	1,152,339	261,642	Apr-91	Jun-91	7-50
NEVADA CITY	3,526,909	492,000	3,954,179	135,550	492,000	4,089,729	4,581,729	821,397	Oct-91	Jan-92	5-27.5
NEW RIVER	1,475,554	46,400	1,279,522	519,597	46,400	1,799,119	1,845,519	444,918	Feb-92	Aug-91	7-27.5
NEWELLTON	935,223	57,600	1,161,263	34,447	57,600	1,195,710	1,253,310	268,585	Apr-92	Feb-92	7-40
OAKLAND VILLAGE	846,983	38,400	1,021,589	2,127	58,014	1,023,716	1,081,730	328,359	Aug-92	May-92	7-27.5
OKEMAH VILLAGE	685,225	27,752	872,256	0	27,752	872,256	900,008	237,751	May-93	Jan-93	7-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 14 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ONE NORTHRIDGE	2,068,364	190,000	3,051,424	132,820	190,000	3,184,244	3,374,244	929,165	Feb-92	Jan-92	7-27.5
PARKWOOD	2,920,053	316,667	4,358,381	12,008	316,667	4,370,389	4,687,056	1,667,840	May-91	Oct-91	7-27.5
PINERIDGE	979,410	31,500	494,515	715,923	31,500	1,210,438	1,241,938	244,444	Mar-92	Oct-91	7-27.5
PITTSFIELD PARK	1,040,255	204,900	781,557	601,614	58,000	1,383,171	1,441,171	374,723	Jun-92	Dec-91	5-30
PLANTATION IV	1,411,219	77,000	1,697,631	22,624	77,000	1,720,255	1,797,255	618,353	Nov-91	Dec-91	7-27.5
PORTVILLE SQUARE	908,708	66,206	1,068,007	76,232	66,206	1,144,239	1,210,445	277,481	Mar-92	Mar-92	7-27.5
PRAGUE VILLAGE	111,703	10,500	157,060	0	10,500	157,060	167,560	48,095	Mar-93	Jan-93	7-27.5
RAINIER MANOR	2,607,471	521,000	5,852,852	47,395	521,000	5,900,247	6,421,247	1,371,323	Jan-93	Mar-92	7-27.5
ROSENBERG	1,780,013	452,000	10,701,246	(8,502,063)	415,000	2,199,183	2,614,183	257,127	Jan-92	Dec-91	7-27.5
ROSEWOOD MANOR	1,430,905	175,000	1,605,480	10,249	175,000	1,615,729	1,790,729	576,853	Nov-91	Dec-91	7-27.5
SAN JACINTO	2,358,782	288,000	2,694,130	105,463	288,000	2,799,593	3,087,593	620,732	Oct-91	Jan-92	5-50
SCHROON LAKE	1,064,059	78,000	1,318,831	35,873	78,000	1,354,704	1,432,704	431,391	Jan-92	Nov-91	5-50
SCOTT PARTNERS	1,084,524	60,000	1,171,445	612,696	60,000	1,784,141	1,844,141	491,658	Nov-91	Oct-91	7-27.5
SIOUX FALLS	1,004,202	82,406	2,233,596	39,690	82,406	2,273,286	2,355,692	814,846	Oct-91	Nov-91	7-27.5
SMITHVILLE	1,234,352	79,790	1,465,210	47,833	79,790	1,513,043	1,592,833	631,713	May-91	Feb-92	7-27.5
SOUTH FULTON	661,294	34,000	794,896	5,885	34,000	800,781	834,781	239,369	Aug-91	Oct-91	7-27.5
STANDARDVILLE	582,265	29,500	691,006	0	29,500	691,006	720,506	183,401	Nov-91	Apr-92	5-40
ST BARNABAS	1,191,229	43,335	1,520,445	2,648	43,335	1,523,093	1,566,428	312,401	Dec-91	Oct-91	7-27.5
SUMMERLANE	862,931	48,700	1,010,651	3,038	48,700	1,013,689	1,062,389	363,167	Nov-91	Jul-91	7-27.5
TIONESTA MANOR	1,420,342	229,850	1,666,675	110,218	229,850	1,776,893	2,006,743	645,092	Jan-92	Feb-92	7-27.5

Boston Capital Tax Credit Fund II Limited Partnership - Series 14 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
TITUSVILLE	1,232,802	85,280	1,235,975	243,578	85,280	1,479,553	1,564,833	521,502	Jan-92	Dec-91	7-27.5
TOANO III	705,584	56,266	874,381	4,960	56,266	879,341	935,607	335,581	Jul-91	Jul-91	7-27.5
TOPSHAM	1,121,561	135,552	1,458,644	8,332	135,552	1,466,976	1,602,528	345,664	Aug-92	Nov-91	10-40
TOWNVIEW	1,371,985	87,238	1,713,135	134,597	87,238	1,847,732	1,934,970	477,879	Oct-91	Sep-91	5-27.5
TYRONE HOUSING	1,475,158	138,700	1,850,252	71,027	49,050	1,921,279	1,970,329	477,668	Jan-92	Dec-91	5-40
VICTORIA	1,378,849	12,500	1,733,581	7,361	12,500	1,740,942	1,753,442	587,421	Jun-92	Jan-92	5-27.5
VILLAGE TERRACE	697,381	63,000	1,529,691	800	63,000	1,530,491	1,593,491	547,490	Sep-91	May-92	5-40
WASHINGTON	1,168,342	72,396	1,494,696	2,410	72,396	1,497,106	1,569,502	546,365	Aug-91	Jul-91	7-27
WESLEY VILLAGE	1,305,404	44,750	347,831	1,253,193	44,750	1,601,024	1,645,774	382,525	Jun-92	Oct-91	5-27.5
WILDWOOD	1,257,146	94,949	1,498,290	8,858	94,949	1,507,148	1,602,097	398,922	Oct-91	Oct-91	5-40
WOODFIELD COMMONS	733,232	66,533	2,478,583	149,245	66,533	2,627,828	2,694,361	668,053	Jun-91	Sep-91	12-40
WOODSIDE	1,206,382	44,000	1,472,335	22,003	44,000	1,494,338	1,538,338	521,407	Oct-91	Nov-91	7-27.5
WYNNEWOOD VILLAGE	391,970	41,987	521,591	0	41,987	521,591	563,578	149,691	Nov-93	Jan-93	5-27.5
YORKSHIRE	919,024	29,265	1,079,451	96,364	29,265	1,175,815	1,205,080	426,164	Sep-91	Aug-91	5-27.5
ZINMASTER	1,792,343	100,000	3,307,709	24,288	100,000	3,331,997	3,431,997	1,602,616	Jan-88	Jan-95

	134,352,218	11,491,699	186,719,997	23,118,727	11,119,461	209,838,723	220,958,184	59,558,383
											7-40
											7-27.5
											7-40
											7-27.5

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 14

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$81,648,074
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	80,920,213
Improvements, etc	5,161,569
Other	0
		$86,081,782
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$167,729,856
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	2,382,316
Improvements, etc	38,261,558
Other	0
		$40,643,874
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$208,373,730
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	4,756,033
Improvements, etc	4,399,236
Other	0
		$9,155,269
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$217,528,999

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 14 (continued)

Balance at close of period - 3/31/95		$217,528,999
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	11,627,996
Other	0
		$11,627,996
Deductions during period:
Cost of real estate sold	$0
Other	(299,900)
		(299,900)
Balance at close of period - 3/31/96		$228,857,095
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	(9,932,304)
Other	0
		$(9,932,304)
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/97		$218,924,791
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	369,722
Other	0
		$369,722
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$219,294,513

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 14 (continued)

Balance at close of period - 3/31/98		$219,294,513
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	768,624
Other	0
		$768,624
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$220,063,137
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	895,813
Other	0
		$895,813
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$220,958,950
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	500,163
Other	0
		$500,163
Deductions during period:
Cost of real estate sold	$0
Other	(500,959)
		(500,959)
Balance at close of period - 3/31/01		$220,958,184

Notes to Schedule III
Boston Capital Tax Credit Fund II Limited Partnership - Series 14 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$659,075
Current year expense	$5,383,385
Balance at close of period - 3/31/93		$6,042,460
Current year expense	$6,562,213
Balance at close of period - 3/31/94		$12,604,673
Current year expense	$7,623,477
Balance at close of period - 3/31/95		$20,228,150
Current year expense	$8,161,751
Balance at close of period - 3/31/96		$28,389,901
Current year expense	$5,335,897
Balance at close of period - 3/31/97		$33,725,798
Current year expense	$6,688,907
Balance at close of period - 3/31/98		$40,414,705
Current year expense	$6,624,768
Balance at close of period - 3/31/99		$47,039,473
Current year expense	$6,550,775
Balance at close of period - 3/31/00		$53,590,248
Current year expense	$5,968,135
Balance at close of period - 3/31/01		$59,558,383