Form 10-Q
period 2001-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2001-08-15
CIK 853566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reXports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	/X/	No	/ /

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2001

BALANCE SHEETS

Balance_Sheet_Series_07 Page 5

Balance_Sheet_Series_09 Page 6

Balance_Sheet_Series_10 Page 7

Balance_Sheet_Series_11 Page 8

Balance_Sheet_Series_12 Page 9

Balance_Sheet_Series_14 Page 10

Statement_of_Operations_Three_Months

Three Months Ended JUNE 30,

Statement_of_Operations_Series_07 Page 12

Statement_of_Operations_Series_09 Page 13

Statement_of_Operations_Series_10 Page 14

Statement_of_Operations_Series_11 Page 15

Statement_of_Operations_Series_12 Page 16

Statement_of_Operations_Series_14 Page 17

THREE Months Ended JUNE 30,

Partners_Capital_Series_7 page 26

Partners_Capital_Series_9 page 26

Partners_Capital_Series_10 page 27

Partners_Capital_Series_11 Page 27

Partners_Capital_Series_12 Page 28

Partners_Capital_Series_14 Page 28

Statement_of_Cash_Flows

THREE Months Ended JUNE 30,

Cash_Flows_Series_7 page 30

Cash_Flows_Series_9 Page 31

Cash_Flows_Series_10 Page 32

Cash_Flows_Series_11 page 33

Cash_Flows_Series_12 page 34

Cash_Flows_Series_14 Page 35

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2001

Notes_to_Financial_Statements

Note_A_Organization Page 36

Note_B_Accounting_Financial_Reporting Page 37

Note_C_Related_Party_Transaction page 37

Note_D_Investments page 39

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 40

Combined_Statements_Series_9 Page 41

Combined_Statements_Series_10 page 42

Combined_Statements_Series_11 Page 43

Combined_Statements_Series_12 page 44

Combined_Statements_Series_14 Page 45

NOTE_E_TAXABLE_LOSS Page 46

Liquidity page 47

Capital_Resources page 47

Results_of_Operations Page 48

Part_II_Other_Information

Signatures page 54

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 38,977,1260	$ 40,320,863
OTHER ASSETS
Cash and cash equivalents	1,559,581	1,545,818
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	1,031,934	1,044,076
Other assets	990,296	989,477
	$43,102,521	$44,443,818

LIABILITIES
Accounts payable	$ 1,380	1,380
Accounts payable affiliates (Note C)	0 22,710,264	22,081,673

Capital contributions payable (Note D)	261,103	261,103
	22,972,747	22,344,156
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	21,545,191	23,495,380
General Partner	(1,415,417)	(1,395,718)
	20,129,774	22,099,662
	$ 43,102,521	$ 44,443,818

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 398,774	$ 478,143
OTHER ASSETS
Cash and cash equivalents	2,921	6,561
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	67,204	67,204
	$ 468,899	$ 551,908

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,321,686	1,293,251
Capital contributions payable (Note D)	-	-
	1,321,686	1,293,251

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs;1,036,100 issued and outstanding	(754,333)	(644,003)
General Partner	(98,454)	(97,340)
	(852,787)	(741,343)
	$ 468,899	$ 551,908

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$5,842,470	$6,138,711

OTHER ASSETS
Cash and cash equivalents	341,664	338,742
Notes receivable	-	-
Deferred acquisition costs (Note B)	18,485	18,702
Other assets	208,874	215,851
	$6,411,493	$6,712,006

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,333,418	5,189,472
Capital contributions payable (Note D)	-	-
	5,333,418	5,189,472

PARTNERS' CAPITAL
Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	1,427,635	1,867,649
General Partner	(349,560)	(345,115)

	1,078,075	1,522,534
	$6,411,493	$6,712,006

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,322,639	$6,416,705
OTHER ASSETS
Cash and cash equivalents	138,671	143,831
Notes receivable	-	-
Deferred acquisition costs (Note B)	73,129	73,990
Other assets	44,249	42,843
	$6,578,688	$6,677,369

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,494,886	3,406,008
Capital contributions payable (Note D)	-	-
	3,494,886	3,406,008

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	3,263,777	3,449,460
General Partner	(179,975)	(178,099)
	3,083,802	3,271,361
	$6,578,688	$6,677,369

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,996,187	$ 7,209,128
OTHER ASSETS
Cash and cash equivalents	452,493	447,611
Notes receivable	-	-
Deferred acquisition costs (Note B)	37,066	37,503
Other assets	83,597	81,359
	$ 7,569,343	$7,775,601

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,684,614	2,603,194
Capital contributions payable (Note D)	22,528	22,528
	2,707,142	2,625,722

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	5,028,263	5,313,065
General Partner	(166,062)	(163,186)
	4,862,201	5,149,879
	$ 7,569,343	$ 7,775,601

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,075,918	$ 7,243,683
OTHER ASSETS
Cash and cash equivalents	59,445	61,416
Notes receivable	-	-
Deferred acquisition costs (Note B)	282,982	286,311
Other assets	116,367	116,367
	$ 7,534,712	$ 7,707,777

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,357,191	3,260,414
Capital contributions payable (Note D)	11,405	11,405
	3,368,596	3,271,819

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	4,381,714	4,648,858
General Partner	(215,598)	(212,900)
	4,166,116	4,435,958
	$ 7,535,712	$ 7,707,777

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 12,341,138	$ 12,834,493
OTHER ASSETS
Cash and cash equivalents	564,387	547,657
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	620,272	627,570
Other assets	470,005	465,853
	$ 14,539,386	$ 15,019,157

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	6,518,469	6,329,334
Capital contributions payable (Note D)	227,170	227,170
	6,747,019	6,557,884

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	8,198,134	8,860,351
General Partner	(405,767)	(399,078)
	7,792,367	8,461,273
	$ 14,539,386	$ 15,019,157

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 13,568	$ 12,825
Other income	2,134	3,613
	15,702	16,438

Share of loss from Operating Partnerships(Note D)	(1,344,547)	(1,731,095)

Expenses

Partnership management fee (Note C)	562,852	528,521
Amortization	12,139	12,139
General and administrative expenses	66,052	63,685
	641,043	604,345

NET LOSS	$ (1,969,888)	$ (2,319,002)

Net loss allocated to limited partners	$ (1,950,189)	$ (2,295,812)

Net loss allocated general partner	$ (19,699)	$ (23,190)

Net loss per BAC	$ (.11)	$ (.71)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 7

	2001	2000

Income
Interest income	$ 28	$ 40
Other income	-	-
	28	40

Share of loss from Operating Partnerships(Note D)	(79,368)	(49,694)

Expenses

Partnership management fee (Note C)	28,287	25,287
Amortization	-	-
General and administrative expenses	3,817	6,023
	32,104	31,310

NET LOSS	$ (111,444)	$ (80,964)

Net loss allocated to limited partners	$ (110,330)	$ (80,154)

Net loss allocated general partner	$ (1,114)	$ (810)

Net loss per BAC	$ (.11)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2001	2000

Income
Interest income	$ 2,569	$ 2,856
Other income	252	2,329
	2,821	5,185

Share of loss from Operating Partnerships(Note D)	(298,234)	(294,850)

Expenses

Partnership management fee (Note C)	134,833	119,560
Amortization	217	217
General and administrative expenses	13,996	9,702
	149,046	129,479

NET LOSS	$ (444,459)	$ (419,144)

Net loss allocated to limited partners	$ (440,014)	$ (414,953)

Net loss allocated general partner	$ (4,445)	$ (4,191)

Net loss per BAC	$ (.11)	$ (.10)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2001	2000

Income
Interest income	$ 1,565	$ 1,270
Other income	-	-
	1,565	1,270

Share of loss from Operating Partnerships(Note D)	(93,837)	(203,606)

Expenses

Partnership management fee (Note C)	84,853	81,535
Amortization	860	860
General and administrative expenses	9,574	7,497
	95,287	89,892

NET LOSS	$ (187,559)	$ (292,228)

Net loss allocated to limited partners	$ (185,683)	$ (289,306)

Net loss allocated general partner	$ (1,876)	$ (2,922)

Net loss per BAC	$ (.08)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2001	2000

Income
Interest Income	$ 3,644	$ 2,787
Other income	1,882	-
	5,526	2,787

Share of loss from Operating Partnerships(Note D)	(212,862)	(245,261)

Expenses

Partnership management fee (Note C)	71,190	78,120
Amortization	436	436
General and administrative expenses	8,716	6,656
	80,342	85,212

NET LOSS	$ (287,678)	$ (327,686)

Net loss allocated to limited partners	$ (284,801)	$ (324,409)

Net loss allocated general partner	$ (2,877)	$ (3,277)

Net loss per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2001	2000

Income
Interest Income	$ 311	$ 399
Other income	-	-
	311	399

Share of loss from Operating Partnerships(Note D)	(167,114)	(345,645)

Expenses

Partnership management fee (Note C)	88,858	77,092
Amortization	3,329	3,329
General and administrative expenses	10,852	17,106
	103,039	97,527

NET LOSS	$ (269,842)	$ (442,773)

Net loss allocated to limited partners	$ (267,144)	$ (438,345)

Net loss allocated general partner	$ (2,698)	$ (4,428)

Net loss per BAC	$ (.09)	$ (.15)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2001	2000

Income
Interest income	$ 5,451	$ 5,473
Other income	-	1,284
	5,451	6,757

Share of loss from Operating Partnerships(Note D)	(493,132)	(592,039)

Expenses

Partnership management fee (Note C)	154,831	146,927
Amortization	7,297	7,297
General and administrative expenses	19,097	16,701
	181,225	170,925

NET LOSS	$ (668,906)	$ (756,207)

Net loss allocated to limited partners	$ (662,217)	$ (748,645)

Net loss allocated general partner	$ (6,689)	$ (7,562)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 23,495,380	$ (1,395,718)	$ 22,099,662

Net income (loss)	(1,950,189)	(19,699)	(1,969,888)

Partners' capital (deficit), June 30, 2001	$ 21,545,191	$ (1,415,417)	$ 20,129,774

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2001	$ (644,003)	$ (97,340)	$ (741,343)

Net income (loss)	(110,330)	(1,114)	(111,444)

Partners' capital (deficit) June 30, 2001	$ (754,333)	$ (98,454)	$ (852,787)

Series 9
Partners' capital (deficit) April 1, 2001	$ 1,867,649	$ (345,115)	$ 1,522,534

Net income (loss)	(440,014)	(4,445)	(444,459)

Partners' capital (deficit) June 30, 2001	$ 1,427,635	$ (349,560)	$ 1,078,075

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2001	$ 3,449,460	$ (178,099)	$ 3,271,361

Net income (loss)	(185,683)	(1,876)	(187,559)

Partners' capital (deficit) June 30, 2001	$ 3,263,777	$ (179,975)	$ 3,083,802

Series 11
Partners' capital (deficit) April 1, 2001	$ 5,313,065	$ (163,186)	$ 5,149,879

Net income (loss)	(284,801)	(2,877)	(287,678)

Partners' capital (deficit) June 30, 2001	$ 5,028,264	$ (166,063)	$ 4,862,201

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2001	$ 4,648,858	$ (212,900)	$ 4,435,958

Net income (loss)	(267,144)	(2,698)	(269,842)

Partners' capital (deficit) June 30, 2001	$ 4,381,714	$ (215,598)	$ 4,166,116

Series 14
Partners' capital (deficit) April 1, 2001	$ 8,860,351	$ (399,078)	$ 8,461,273

Net income (loss)	(662,217)	(6,689)	(668,906)

Partners' capital (deficit) June 30, 2001	$ 8,198,134	$ (405,767)	$ 7,792,367

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (1,969,888)	$(2,319,002)
Adjustments
Distributions from Operating Partnerships	2,211	6,260
Amortization	12,139	12,139
Share of Loss from Operating Partnerships	1,344,547	1,731,095
Changes in assets and liabilities
(Decrease) Increase in accounts payable	628,592	630,022
Decrease (Increase) in other assets	3,853	(19,595)

Net cash (used in) provided by operating activities	13,763	40,919

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,763	40,919

Cash and cash equivalents, beginning	1,545,818	1,512,272

Cash and cash equivalents, ending	$ 1,559,581	$ 1,553,191

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (111,444)	$ (80,964)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	79,368	49,694
Changes in assets and liabilities
(Decrease) Increase in accounts payable	28,436	28,788
Decrease (Increase) in other assets	-	(986)

Net cash (used in) provided by operating activities	(3,640)	(3,468)

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,640)	(3,648)

Cash and cash equivalents, beginning	6,561	4,929

Cash and cash equivalents, ending	$ 2,921	$ 1,461

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (444,459)	$ (419,144)
Adjustments
Distributions from Operating Partnerships	1,026	347
Amortization	217	217
Share of Loss from Operating Partnerships	298,234	294,850
Changes in assets and liabilities
(Decrease) Increase in accounts payable	143,946	143,945
Decrease (Increase) in other assets	(3,958)	2,358

Net cash (used in) provided by operating activities	2,922	22,573

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,922	22,573

Cash and cash equivalents, beginning	338,742	335,866

Cash and cash equivalents, ending	$ 341,664	$ 358,439

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (187,559)	$ (292,228)
Adjustments
Distributions from Operating Partnerships	230	351
Amortization	860	860
Share of Loss from Operating Partnerships	93,837	203,606
Changes in assets and liabilities
(Decrease) Increase in accounts payable	88,878	88,878
Decrease (Increase) in other assets	(1,406)	(1,142)

Net cash (used in) provided by operating activities	(5,160)	325

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,160)	325

Cash and cash equivalents, beginning	143,831	121,866

Cash and cash equivalents, ending	$ 138,671	$ 122,191

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (287,678)	$ (327,686)
Adjustments
Distributions from Operating Partnerships	80	-
Amortization	436	436
Share of Loss from Operating Partnerships	212,862	245,261
Changes in assets and liabilities
(Decrease) Increase in accounts payable	81,420	81,420
Decrease (Increase) in other assets	(2,238)	(1,788)

Net cash (used in) provided by operating activities	4,882	(2,357)

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,882	(2,357)

Cash and cash equivalents, beginning	447,611	389,019

Cash and cash equivalents, ending	$ 452,493	$ 386,662

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (269,842)	$ (442,773)
Adjustments
Distributions from Operating Partnerships	651	722
Amortization	3,329	3,329
Share of Loss from Operating Partnerships	167,114	345,645
Changes in assets and liabilities
(Decrease) Increase in accounts payable	96,777	97,856
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(1,971)	4,779

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,971)	4,779

Cash and cash equivalents, beginning	61,416	68,437

Cash and cash equivalents, ending	$ 59,445	$ 73,216

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (668,906)	$ (756,207)
Adjustments
Distributions from Operating Partnerships	224	4,840
Amortization	7,297	7,297
Share of Loss from Operating Partnerships	493,132	592,039
Changes in assets and liabilities
(Decrease) Increase in accounts payable	189,135	189,135
Decrease (Increase) in other assets	(4,152)	(18,037)

Net cash (used in) provided by operating activities	(16,730)	19,067

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,730)	19,067

Cash and cash equivalents, beginning	547,657	592,155

Cash and cash equivalents, ending	$ 564,387	$ 611,222

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2001 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2001

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2001, the
Partnership has accumulated unallocated acquisition amortization totaling
$303,510. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2001 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,436, $21,509, $10,902, $83,230, and
$182,433, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended June 30, 2001 and 2000 are as follows:

	2001	2000
Series 7	$ 28,287	$ 28,287
Series 9	143,946	143,946
Series 10	88,878	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	189,135	189,135

	$ 627,483	$ 627,483

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2001

(Unaudited)

Accounts payable - affiliates at June 30, 2001 and 2000 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Partners, Inc., and Boston Capital Asset Management Limited
Partnership.

As of June 30, 2001, an affiliate of the general partner advanced a total of $387,215 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. Below is a table that breaks down the advances, by series as of June 30, 2001.

2001
Series 7	$147,046
Series 9	4,959
Series 12	62,550
Series 14	172,660

$387,215

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2001

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2001 and 2000 the Partnership had limited partnership interests in 307 and 309, respectively in Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2001 and 2000 by series is as follows:

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

The contributions payable at June 30, 2001 and 2000 by series are as follows:
	2001	2000
Series 7	$ -	$ -
Series 9	-	4,590
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	227,170	227,170

	$261,103	$261,103

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, he current financial results available for the Operating Partnerships are for the three months ended March 31, 2001.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,

(Unaudited)

Series 7

	2001	2000

Revenues
Rental	$ 555,312	$ 509,945
Interest and other	18,475	35,181

	573,787	545,126

Expenses
Interest	239,582	187,941
Depreciation and amortization	175,357	173,857
Operating expenses	349,321	339,356
	764,260	701,154

NET LOSS	$ (190,473)	$ (156,028)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (79,368)	$ (49,694)

Net loss allocated to other Partners	$ (1,905)	$ (1,560)

Net loss suspended	$ (109,200)	$ (104,774)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 9

	2001	2000

Revenues
Rental	$ 2,659,321	$ 2,595,081
Interest and other	97,946	108,706

	2,757,267	2,703,787

Expenses
Interest	770,372	775,178
Depreciation and amortization	926,767	920,157
Operating expenses	1,675,870	1,640,252
	3,373,009	3,335,587

NET LOSS	$ (615,742)	$ (631,800)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (298,234)	$ (294,850)

Net loss allocated to other Partners	$ (6,157)	$ (6,318)

Net loss suspended	$ (311,351)	$ (330,632)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 10
	2001	2000

Revenues
Rental	$ 1,958,501	$ 1,918,789
Interest and other	83,937	106,595

	2,042,438	2,025,384

Expenses
Interest	460,393	496,779
Depreciation and amortization	576,542	677,966
Operating expenses	1,210,760	1,209,067
	2,247,695	2,383,812

NET LOSS	$ (205,257)	$ (358,428)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (93,837)	$ (203,606)

Net loss allocated to other Partners	$ (2,053)	$ (3,584)

Net loss suspended	$ (109,367)	$ (151,238)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 11

	2001	2000

Revenues
Rental	$ 1,625,004	$ 1,624,835
Interest and other	98,689	127,094

	1,723,693	1,751,929

Expenses
Interest	449,693	473,175
Depreciation and amortization	597,856	626,322
Operating expenses	1,129,526	1,104,935
	2,177,075	2,204,432

NET LOSS	$ (453,382)	$ (452,503)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (212,862)	$ (245,261)

Net loss allocated to other Partners	$ (4,534)	$ (4,525)

Netloss suspended	$ (235,986)	$ (202,717)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 12
	2001	2000

Revenues
Rental	$ 1,826,799	$ 1,827,145
Interest and other	137,539	63,156

	1,964,338	1,890,301

Expenses
Interest	478,990	479,192
Depreciation and amortization	620,812	710,921
Operating expenses	1,300,926	1,212,824
	2,400,728	2,402,937

NET LOSS	$ (436,390)	$ (512,636)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (167,114)	$ (345,645)

Net loss allocated to other Partners	$ (4,364)	$ (5,126)

Net loss suspended	$ (264,912)	$ (161,865)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 14
	2001	2000

Revenues
Rental	$ 3,942,080	$ 3,803,775
Interest and other	161,366	143,409

	4,103,447	3,947,184

Expenses
Interest	1,138,883	1,089,153
Depreciation and amortization	1,247,166	1,253,747
Operating expenses	2,551,272	2,502,865
	4,937,321	4,845,765

NET LOSS	$ (833,874)	$ (898,581)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (493,132)	$ (592,039)

Net loss allocated to other Partners	$ (8,339)	$ (8,986)

Net loss suspended	$ (332,403)	$ (297,556)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2001
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the fiscal year ended March 31, 2002 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2001 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.
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

The Partnership has recognized other income as of June 30, 2001 in the amount of $2,134. This total represents distributions received from Operating
Partnerships which the Partnership normally records as a decrease in the
Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $439,859 as payable to affiliates, which represents advances to pay certain third party operating expenses,advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $161,919 in Series 7, $4,959 in
Series 9 and none in 10, $401 in Series 11, $99,919 in Series 12, and $172,660 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the
Securities and Exchange Commission on October 25, 1989. The Partnership
received and accepted subscriptions for $186,337,017 representing 18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of June 30, 2001 the Partnership had $744,349 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	14	$ 2,921
9	41,574,018	4,178,029	05/04/90	54	341,664
10	24,288,997	2,428,925	08/24/90	45	138,671
11	24,735,002	2,489,599	12/27/90	40	22,528
12	29,710,003	2,972,795	04/30/91	53	11,405
14	55,728,997	5,574,290	01/27/92	101	227,170

	$186,398,017	18,679,738		307	$744,359

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of June 30, 2001 and 2000 the Partnership held limited partnership interests in 307 and 309, respectively in Operating Partnerships. The decease in the number of operating partnerships is the result of the removal of one operating partnership in which both series 7 and 9 had invested. For more extensive disclosure on the removal of the operating partnership refer to the Investment Partnerships previously filed March 31, 2001 10-K 405. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred for the quarters ended June 30, 2001 and 2000 were $562,852 and
$528,521, respectively.

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

(Series 7) As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 14 properties all of which were 100% at June 30, 2001.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $190,473. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of
$15,116. This is an interim period estimate; it is not necessarily indicative of the final year end results.

During the fourth quarter of 2000, the City of Miami issued code violations to Metropole Apartments Associates LP (the Metropole Apartments) as a result of deferred maintenance items. To address these issues, the Operating General Partner has requested that a capital needs assessment be performed on the property. The assessment has been completed and analyzed by the Operating General Partner and the Investment General Partner. Since the assessment was performed, the operating general partner has overseen the work at the project with respect to the code violations. Currently, painting contractors and stucco repairs have been completed. In addition to this, interior work remains ongoing. The Investment General Partner will continue to monitor this partnership.

(Series 9) As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 99.7% for both years. The series had a total of 54 properties at June 30, 2001. Out of the total, 51 were at 100% Qualified
Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $615,742. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$311,025. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In April of 2000, School Street II Limited Partnership (School Street Apts. II) inserted Marshall School Street II, LLC. as the Operating General Partner and property management company. Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During the first six months of 2001 the averaged occupancy was 97%. Based on the improved occupancy and increased tenant selection criteria, the property's operations and cash flow should improve in 2001. The Operating General Partner continues to fund any operating cash deficits. The mortgage taxes,insurance and accounts payable are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 65% for the year 2000. Occupancy through the second quarter of 2001 was 62%. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent is presently waiving security deposits and working with the housing authority to increase the amount of rental assistance available at the property. Rents were reduced by $20 in March to offset the utility charges being offered at competitive developments. This rent reduction had little impact on operations or occupancy during the second quarter. The Operating General Partner continues to financially support the partnership. The Investment General Partner continues to monitor this situation.

(Series 10) As of June 30, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 45 properties at June 30, 2001, Out of the total,44 were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $205,257. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$371,285. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The 1999 and 2000 audited financial statements for Chuckatuck Square(Chuckatuck Square) were prepared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property suffers from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property is delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development that allows for reduced debt service payments. The reduced debt service requirement, improved rental collection and controlled expenses have allowed the property to reduce the accounts payable from $12,383 as of December 31, 1999 to zero as of June 30, 2001. The Operating General Partner continues to work with Rural Development to permanently restructure the loan terms and obtain additional rental assistance. In addition the Operating General Partner is actively seeking grant funds to be utilized for capital improvements to the property. During 2000, the operating General Partner advanced $15,707 to the partnership to help support the property.

(Series 11) As of June 30, 2001 and 2000 the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties all of which were 100% at June 30, 2001.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $453,382. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$144,474. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apts.), Copper Creek Limited Partnership(Copper Creek Apts.) and Sierra Springs Limited Partnership (Sierra Springs Apts). These unauthorized distributions have been classified as receivables from the Operating General Partner on the partnerships audited financial statements. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions.

The Operating General Partner of London Arms/Lyn Mar Limited (London Arms Apartments) requested that a capital needs assessment be performed on the property. The assessment was completed and submitted during the first quarter of 2001. Upon evaluation of of the assessment, painting contractors were retained to begin making improvements to the property. In the second quarter of 2001 the work included pressure washing the building to remove peeling paint, applying a fresh coat and wire brushing metal surfaces. The Investment General Partner will continue to monitor this partnership.

(Series 12) As of June 30, 2001 and 2000 the average Qualified
Occupancy for the series was 99.9% for both years. The series had a total of 53 properties at June 30, 2001, 52 of which were at 100%
qualified occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $436,390. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$184,423. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership(Cananche Creek Apts) and Shawnee Ridge Limited Partnership(Shawnee Ridge Apts.). These unauthorized distributions have been classified as receivables from the Operating General Partner on the partnerships audited financial statements. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating general Partner. In addition, the

Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions.

Union Baptist Plaza, Limited Partnership(Union Baptist Plaza Apts.), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The 2000 audited financial statement was prepared assuming the partnership would continue as a Going Concern. The Partnership has suffered recurring operating losses and its total liabilities exceed its total assets. The property has a history of high occupancy, however high operating expenses particularly taxes and utilities prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 1999 and 2000 property taxes are delinquent and have accrued in the amount of $42,810 plus interest. Although not yet delinquent it is unlikely that the partnership will have adequate cash to pay the 2001 taxes. The Operating General Partner is actively seeking to transfer its General Partner interest of this property. Negotiations are on going with the Springfield Housing Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization, that is capable of operating the property more efficiently. As part of any negotiated transfer, outstanding real estate taxes will be brought current. In the short term, management is filing an application for a special adjustment to the rents, in the effort to increase cash flow.

(Series 14) As of June 30, 2001 and 2000 the average Qualified
Occupancy for the series was 99.8% and 98.8%, respectively. The series had a total of 101 properties at June 30, 2001, 97 of which were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $833,874. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$413,292. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. Occupancy through the second quarter of 2001 averaged 92%. Despite improved occupancy, and new management, the property is no longer able to meet the mortgage obligation. The last mortgage payment was made in February 2001. The Operating General Partner with the assistance of the Investment General Partner is working with the mortgage holders to restructure the debt, however at this time the mortgage holders appear unwilling to do so.

The properties owned by Haven Park Partners II, A California LP (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. It is anticipated that a localized management presence will allow the property to operate in a more cost-effective manner. As a result of the efforts of the new Management Company, occupancy levels are improving. Physical occupancy at Haven Park II was has stabilized at 100% through the second quarter of 2001.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. It is anticipated that a localized management and ownership presence will allow the properties to operate in a more cost-effective manner. Occupancy at Both Haven Park III and Haven Park IV has stabilized as a result of the efforts of the new Management Company. As of June 30, 2001 physical occupancy at Haven Park III was 100%. Occupancy at Haven Park IV was 92% as of June 30, 2001.

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

On April 10,2001 Woodfield Commons LP received a Notice of Beginning of Administration Proceedings for the tax year ending 1998. The current notice was expected, and it is likely that issues similar to those of the proceeding audits will be raised and that, if necessary, the operating partnership will again seek a resolution with the appeals court

The Operating General Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating General Partner and its counsel are of this opinion, it is the opinion of the Investment General Partner that the outcome could, in total, be material. While no adjustments have been made to the accompanying financial statements, the auditor's have included a contingency footnote in the annual financial statement(Note H) which is a part of the most recently filed 10-K dated March 31, 2001.

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: August 15,2001	By:	___________________________

John P. Manning