Form 10-Q
period 2001-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2001-11-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2001

                                             or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-19443

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP.
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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30, 2001

BALANCE SHEETS

Balance_Sheet_Series_07 Page 5

Balance_Sheet_Series_09 Page 6

Balance_Sheet_Series_10 Page 7

Balance_Sheet_Series_11 Page 8

Balance_Sheet_Series_12 Page 9

Balance_Sheet_Series_14 Page 10

Statement_of_Operations_Three_Months

Three Months Ended September 30,

Statement_of_Operations_Series_07 Page 12

Statement_of_Operations_Series_09 Page 13

Statement_of_Operations_Series_10 Page 14

Statement_of_Operations_Series_11 Page 15

Statement_of_Operations_Series_12 Page 16

Statement_of_Operations_Series_14 Page 17

THREE Months Ended September 30,

Partners_Capital_Series_7 page 26

Partners_Capital_Series_9 page 26

Partners_Capital_Series_10 page 27

Partners_Capital_Series_11 Page 27

Partners_Capital_Series_12 Page 28

Partners_Capital_Series_14 Page 28

Statement_of_Cash_Flows

THREE Months Ended September 30,

Cash_Flows_Series_7 page 30

Cash_Flows_Series_9 Page 31

Cash_Flows_Series_10 Page 32

Cash_Flows_Series_11 page 33

Cash_Flows_Series_12 page 34

Cash_Flows_Series_14 Page 35

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2001

Notes_to_Financial_Statements

Note_A_Organization Page 36

Note_B_Accounting_Financial_Reporting Page 37

Note_C_Related_Party_Transaction page 37

Note_D_Investments page 39

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 40

Combined_Statements_Series_9 Page 41

Combined_Statements_Series_10 page 42

Combined_Statements_Series_11 Page 43

Combined_Statements_Series_12 page 44

Combined_Statements_Series_14 Page 45

NOTE_E_TAXABLE_LOSS Page 46

Liquidity page 47

Capital_Resources page 47

Results_of_Operations Page 48

Part_II_Other_Information

Signatures page 54

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 37,530,380	$ 40,320,863
OTHER ASSETS
Cash and cash equivalents	1,489,656	1,545,818
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	1,019,795	1,044,076
Other assets	980,993	989,477
	$41,564,408	$44,443,818

LIABILITIES
Accounts payable	$ 1,380	1,380
Accounts payable affiliates (Note C)	23,341,584	22,081,673

Capital contributions payable (Note D)	261,103	261,103
	23,604,067	22,344,156
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs;18,679,738 issued and outstanding	19,397,452	23,495,380
General Partner	(1,437,111)	(1,395,718)
	17,960,341	22,099,662
	$ 41,564,408	$ 44,443,818

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 375,155	$ 478,143
OTHER ASSETS
Cash and cash equivalents	4,506	6,561
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	67,204	67,204
	$ 446,865	$ 551,908

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,356,083	1,293,251

Capital contributions payable (Note D)	-	-
	1,356,083	1,293,251

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs;1,036,100 issued and outstanding	(810,199)	(644,003)
General Partner	(99,019)	(97,340)
	(909,218)	(741,343)
	$ 446,865	$ 551,908

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$5,521,753	$6,138,711

OTHER ASSETS
Cash and cash equivalents	335,722	338,742
Notes receivable	-	-
Deferred acquisition costs (Note B)	18,268	18,702
Other assets	209,976	215,851
	$6,085,719	$6,712,006

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,473,775	5,189,472
Capital contributions payable (NoteD)	-	-
	5,473,775	5,189,472

PARTNERS' CAPITAL
Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs;4,178,029 issued and outstanding	966,165	1,867,649
General Partner	(354,221)	(345,115)

	611,944	1,522,534
	$6,085,719	$6,712,006

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,220,104	$6,416,705
OTHER ASSETS
Cash and cash equivalents	127,543	143,831
Notes receivable	-	-
Deferred acquisition costs (Note B)	72,269	73,990
Other assets	39,786	42,843
	$6,459,702	$6,677,369

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,583,764	3,406,008
Capital contributions payable (Note D)	-	-
	3,583,764	3,406,008

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs;2,428,925 issued and outstanding	3,057,991	3,449,460
General Partner	(182,053)	(178,099)
	2,875,938	3,271,361
	$6,459,702	$6,677,369

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,783,272	$ 7,209,128
OTHER ASSETS
Cash and cash equivalents	443,440	447,611
Notes receivable	-	-
Deferred acquisition costs (Note B)	36,630	37,503
Other assets	76,712	81,359
	$ 7,340,054	$ 7,775,601

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,766,034	2,603,194
Capital contributions payable (Note D)	22,528	22,528
	2,788,562	2,625,722

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs;2,489,599 ssued and outstanding	4,720,662	5,313,065
General Partner	(169,170)	(163,186)
	4,551,492	5,149,879
	$ 7,340,054	$ 7,775,601

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,654,617	$ 7,243,683
OTHER ASSETS
Cash and cash equivalents	43,870	61,416
Notes receivable	-	-
Deferred acquisition costs (Note B)	279,653	286,311
Other assets	116,366	116,367
	$ 7,094,506	$ 7,707,777

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,454,324	3,260,414
Capital contributions payable (Note D)	11,405	11,405
	3,465,729	3,271,819

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs;2,972,795 issued and outstanding	3,849,749	4,648,858
General Partner	(220,972)	(212,900)
	3,628,777	4,435,958
	$ 7,094,506	$ 7,707,777

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 11,975,479	$ 12,834,493
OTHER ASSETS
Cash and cash equivalents	534,575	547,657
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	612,975	627,570
Other assets	470,949	465,853
	$ 14,137,562	$ 15,019,157

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	6,707,604	6,329,334
Capital contributions payable (Note D)	227,170	227,170
	6,936,154	6,557,884

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs;5,574,290 issued and outstanding	7,613,085	8,860,351
General Partner	(411,677)	(399,078)
	7,201,408	8,461,273
	$ 14,317,562	$ 15,019,157

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 12,342	$ 13,112
Other income	2,269	-
	14,611	13,112

Share of loss from Operating Partnerships(Note D)	(1,439,901)	(1,093,345)

Expenses

Partnership management fee (Note C)	584,109	615,801
Amortization	12,139	12,139
General and administrative expenses	147,900	154,076
	744,148	782,016

NET LOSS	$ (2,169,438)	$ (1,862,249)

Net loss allocated to limited partners	$ (2,147,744)	$ (1,843,627)

Net loss allocated general partner	$ (21,694)	$ (18,622)

Net loss per BAC	$ (.68)	$ (.59)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 7

	2001	2000

Income
Interest income	$ 22	$ 20
Other income	-	-
	22	20

Share of loss from Operating Partnerships(Note D)	(23,622)	(50,914)

Expenses

Partnership management fee (Note C)	24,098	28,287
Amortization	-	-
General and administrative expenses	8,738	8,880
	32,836	37,167

NET LOSS	$ (56,436)	$ (88,061)

Net loss allocated to limited partners	$ (55,872)	$ (87,180)

Net loss allocated general partner	$ (564)	$ (881)

Net loss per BAC	$ (.05)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2001	2000

Income
Interest income	$ 2,311	$ 2,810
Other income	2,269	-
	4,580	2,810

Share of loss from Operating Partnerships(Note D)	(318,010)	(245,687)

Expenses

Partnership management fee (Note C)	128,320	140,446
Amortization	217	217
General and administrative expenses	24,166	22,686
	152,703	163,349

NET LOSS	$ (466,133)	$ (406,226)

Net loss allocated to limited partners	$ (461,472)	$ (402,164)

Net loss allocated general partner	$ (4,661)	$ (4,062)

Net loss per BAC	$ (.11)	$ (.10)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2001	2000

Income
Interest income	$ 1,231	$ 1,370
Other income	-	-
	1,231	1,370

Share of loss from Operating Partnerships(Note D)	(102,211)	(89,466)

Expenses

Partnership management fee (Note C)	85,378	81,694
Amortization	860	860
General and administrative expenses	20,645	20,663
	106,883	103,217

NET LOSS	$ (207,863)	$ (191,313)

Net loss allocated to limited partners	$ (205,784)	$ (189,400)

Net loss allocated general partner	$ (2,079)	$ (1,913)

Net loss per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2001	2000

Income
Interest Income	$ 3,249	$ 2,929
Other income	-	-
	3,249	2,929

Share of loss from Operating Partnerships(Note D)	(212,915)	(198,643)

Expenses

Partnership management fee (Note C)	80,420	81,420
Amortization	436	436
General and administrative expenses	20,190	20,313
	101,046	102,169

NET LOSS	$ (310,712)	$ (297,883)

Net loss allocated to limited partners	$ (307,605)	$ (294,904)

Net loss allocated general partner	$ (3,107)	$ (2,979)

Net loss per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2001	2000

Income
Interest Income	$ 264	$ 376
Other income	-	-
	264	376

Share of loss from Operating Partnerships(Note D)	(421,300)	(212,014)

Expenses

Partnership management fee (Note C)	89,817	95,817
Amortization	3,329	3,329
General and administrative expenses	23,153	29,514
	116,299	128,660

NET LOSS	$ (537,335)	$ (340,298)

Net loss allocated to limited partners	$ (531,962)	$ (336,895)

Net loss allocated general partner	$ (5,373)	$ (3,403)

Net loss per BAC	$ (.18)	$ (.11)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2001	2000

Income
Interest income	$ 5,265	$ 5,607
Other income	-	-
	5,265	5,607

Share of loss from Operating Partnerships(Note D)	(361,843)	(296,621)

Expenses

Partnership management fee (Note C)	176,076	188,137
Amortization	7,297	7,297
General and administrative expenses	51,008	52,020
	234,381	247,454

NET LOSS	$ (590,959)	$ (538,468)

Net loss allocated to limited partners	$ (585,049)	$ (533,083)

Net loss allocated general partner	$ (5,910)	$ (5,385)

Net loss per BAC	$ (.12)	$ (.10)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 25,906	$ 25,936
Other income	4,403	3,613
	30,309	29,549

Share of loss from Operating Partnerships(Note D)	(2,784,448)	(2,824,440)

Expenses

Partnership management fee (Note C)	1,146,961	1,144,322
Amortization	24,281	24,281
General and administrative expenses	213,940	217,897
	1,385,182	1,386,500

NET LOSS	$ (4,139,321)	$ (4,181,391)

Net loss allocated to limited partners	$ (4,097,928)	$ (4,139,577)

Net loss allocated general partner	$ (41,393)	$ (41,814)

Net loss per BAC	$ (1.17)	$ (1.31)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 7

	2001	2000

Income
Interest income	$ 51	$ 60
Other income	-	-
	51	60

Share of loss from Operating Partnerships(Note D)	(102,990)	(100,608)

Expenses

Partnership management fee (Note C)	52,385	53,574
Amortization	-	-
General and administrative expenses	12,551	14,958
	64,936	68,532

NET LOSS	$ (167,875)	$ (169,080)

Net loss allocated to limited partners	$ (166,196)	$ (167,389)

Net loss allocated general partner	$ (1,679)	$ (1,691)

Net loss per BAC	$ (.16)	$ (.16)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2001	2000

Income
Interest income	$ 4,881	$ 5,666
Other income	2,521	2,329
	7,402	7,995

Share of loss from Operating Partnerships(Note D)	(616,244)	(540,537)

Expenses

Partnership management fee (Note C)	263,153	260,006
Amortization	435	435
General and administrative expenses	38,160	32,415
	301,748	292,856

NET LOSS	$ (910,590)	$ (825,398)

Net loss allocated to limited partners	$ (901,484)	$ (817,144)

Net loss allocated general partner	$ (9,106)	$ (8,254)

Net loss per BAC	$ (.22)	$ (.20)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2001	2000

Income
Interest income	$ 2,795	$ 2,640
Other income	-	-
	2,795	2,640

Share of loss from Operating Partnerships(Note D)	(196,048)	(293,072)

Expenses

Partnership management fee (Note C)	170,231	163,229
Amortization	1,721	1,721
General and administrative expenses	30,218	28,187
	202,170	193,137

NET LOSS	$ (395,423)	$ (483,569)

Net loss allocated to limited partners	$ (391,469)	$ (478,733)

Net loss allocated general partner	$ (3,954)	$ (4,836)

Net loss per BAC	$ (.16)	$ (.22)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2001	2000

Income
Interest Income	$ 6,893	$ 5,716
Other income	1,882	-
	8,775	5,716

Share of loss from Operating Partnerships(Note D)	(425,777)	(443,904)

Expenses

Partnership management fee (Note C)	151,610	159,540
Amortization	872	872
General and administrative expenses	28,903	26,969
	181,385	187,381

NET LOSS	$ (598,387)	$ (625,569)

Net loss allocated to limited partners	$ (592,403)	$ (619,313)

Net loss allocated general partner	$ (5,984)	$ (6,256)

Net loss per BAC	$ (.24)	$ (.25)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2001	2000

Income
Interest Income	$ 571	$ 775
Other income	-	-
	571	775

Share of loss from Operating Partnerships(Note D)	(588,414)	(557,659)

Expenses

Partnership management fee (Note C)	178,675	172,909
Amortization	6,658	6,658
General and administrative expenses	34,005	46,621
	219,338	226,188

NET LOSS	$ (807,181)	$ (783,072)

Net loss allocated to limited partners	$ (799,109)	$ (775,241)

Net loss allocated general partner	$ (8,072)	$ (7,831)

Net loss per BAC	$ (.27)	$ (.26)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2001	2000

Income
Interest income	$ 10,715	$ 11,079
Other income	-	1,284
	10,715	12,363

Share of loss from Operating Partnerships(Note D)	(854,975)	(888,660)

Expenses

Partnership management fee (Note C)	330,907	335,064
Amortization	14,595	14,595
General and administrative expenses	70,103	68,747
	415,605	418,406

NET LOSS	$(1,259,865)	$(1,294,703)

Net loss allocated to limited partners	$(1,247,266)	$(1,281,756)

Net loss allocated general partner	$ (12,599)	$ (12,947)

Net loss per BAC	$ (.12)	$ (.23)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 23,495,380	$ (1,395,718)	$ 22,099,662

Net income (loss)	(4,097,928)	(41,393)	(4,139,321)

Partners' capital (deficit), September 30, 2001	$ 19,397,452	$ (1,437,111)	$ 17,960,341

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2001	$ (644,003)	$ (97,340)	$ (741,343)

Net income (loss)	(166,196)	(1,679)	(167,875)

Partners' capital (deficit) September 30, 2001	$ (810,199)	$ (99,019)	$ (909,218)

Series 9
Partners' capital (deficit) April 1, 2001	$ 1,867,649	$ (345,115)	$ 1,522,534

Net income (loss)	(901,484)	(9,106)	(910,590)

Partners' capital (deficit) September 30, 2001	$ 966,165	$ (354,221)	$ 611,944

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2001	$ 3,449,460	$ (178,099)	$ 3,271,361

Net income (loss)	(391,469)	(3,954)	(395,423)

Partners' capital (deficit) September 30, 2001	$ 3,057,991	$ (182,053)	$ 2,875,938

Series 11
Partners' capital (deficit) April 1, 2001	$ 5,313,065	$ (163,186)	$ 5,149,879

Net income (loss)	(592,403)	(5,984)	(598,387)

Partners' capital (deficit) September 30, 2001	$ 4,720,662	$ (169,170)	$ 4,551,492

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2001	$ 4,648,858	$ (212,900)	$ 4,435,958

Net income (loss)	(799,109)	(8,072)	(807,181)

Partners' capital (deficit) September 30, 2001	$ 3,849,749	$ (220,972)	$ 3,628,777

Series 14
Partners' capital (deficit) April 1, 2001	$ 8,860,351	$(399,078)	$ 8,461,273

Net income (loss)	(1,247,266)	(12,599)	(1,259,865)

Partners' capital (deficit) September 30, 2001	$ 7,613,085	$(411,677)	$ 7,201,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2001	2000
Cash Flows from operating activities:

Net Loss	$(4,139,321)	$(4,181,391)
Adjustments
Distributions from Operating Partnerships	9,057	8,965
Amortization	24,281	24,281
Share of Loss from Operating Partnerships		2,824,440
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,259,909	1,275,716
Decrease (Increase) in other assets	5,464	(55,537)

Net cash (used in) provided by operating activities	(56,162)	(103,526)

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,162)	(103,526)

Cash and cash equivalents, beginning	1,545,818	1,512,272

Cash and cash equivalents, ending	$ 1,489,656	$ 1,408,746

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (167,875)	$ (169,080)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships		100,608
Changes in assets and liabilities
(Decrease) Increase in accounts payable		72,900
Decrease (Increase) in other assets	-	(3,087)

Net cash (used in) provided by operating activities	(2,055)	1,341

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,055)	1,341

Cash and cash equivalents, beginning	6,561	4,929

Cash and cash equivalents, ending	$ 4,506	$ 6,270

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (910,590)	$ (825,398)
Adjustments
Distributions from Operating Partnerships	3,732	3,050
Amortization	435	435
Share of Loss from Operating Partnerships	616,244	540,537
Changes in assets and liabilities
(Decrease) Increase in accounts payable	284,303	287,896
Decrease (Increase) in other assets	2,856	(630)

Net cash (used in) provided by operating activities	(3,020)	5,890

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,020)	5,890

Cash and cash equivalents, beginning	338,742	335,866

Cash and cash equivalents, ending	$ 335,722	$ 341,756

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (395,423)	$ (483,569)
Adjustments
Distributions from Operating Partnerships	553	352
Amortization	1,721	1,721
Share of Loss from Operating Partnerships	196,048	293,072
Changes in assets and liabilities
(Decrease) Increase in accounts payable	177,756	177,756
Decrease (Increase) in other assets	3,057	2,063

Net cash (used in) provided by operating activities	(16,288)	(8,605)

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,288)	(8,605)

Cash and cash equivalents, beginning	143,831	121,866

Cash and cash equivalents, ending	$ 127,543	$ 113,261

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (598,387)	$ (625,569)
Adjustments
Distributions from Operating Partnerships		-
Amortization	872	872
Share of Loss from Operating Partnerships		443,904
Changes in assets and liabilities
(Decrease) Increase in accounts payable		162,840
Decrease (Increase) in other assets	4,647	3,337

Net cash (used in) provided by operating activities	(4,171)	(14,616)

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,171)	(14,616)

Cash and cash equivalents, beginning	447,611	389,019

Cash and cash equivalents, ending	$ 443,440	$ 374,403

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (807,181)	$ (783,072)
Adjustments
Distributions from Operating Partnerships		723
Amortization	6,658	6,658
Share of Loss from Operating Partnerships		557,659
Changes in assets and liabilities
(Decrease) Increase in accounts payable		196,054
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(17,546)	(21,978)

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,546)	(21,978)

Cash and cash equivalents, beginning	61,416	68,437

Cash and cash equivalents, ending	$ 43,870	$ 46,459

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2001	2000
Cash Flows from operating activities:

Net Loss	$(1,259,865)	$(1,294,703)
Adjustments
Distributions from Operating Partnerships		4,840
Amortization	14,595	14,595
Share of Loss from Operating Partnerships		888,660
Changes in assets and liabilities
(Decrease) Increase in accounts payable	378,270	378,270
Decrease (Increase) in other assets	(5,096)	(57,220)

Net cash (used in) provided by operating activities	(13,082)	(65,558)

Cash Flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,082)	(65,558)

Cash and cash equivalents, beginning	547,657	592,155

Cash and cash equivalents, ending	$ 534,575	$ 526,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2001 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2001

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2001, the
Partnership has accumulated unallocated acquisition amortization totaling
$315,650. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of september 30, 2001 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,654, $22,369, $11,338, $86,559, and
$189,730, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Hoildings, LP., and Boston Capital Asset Management Limited Partnership as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended September 30, 2001 and 2000 are as follows:

	2001	2000
Series 7	$ 24,098	$ 28,287
Series 9	140,357	143,946
Series 10	88,878	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	189,135	189,135

	$ 619,705	$ 627,483

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2001

(Unaudited)

Accounts payable - affiliates at September 30, 2001 and 2000 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

As of September 30, 2001, an affiliate of the general partner advanced a total of $397,216 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. Below is a table that breaks down the advances, by series as of September 30, 2001.

2001
Series 7	$157,047
Series 9	4,959
Series 12	62,550
Series 14	172,660

$397,216

These advances are included in Accounts payable-affiliates. These advances, and any additional advances, will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2001

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2001 and 2000 the Partnership had limited partnership interests in 307 and 309, respectively in Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2001 and 2000 by series is as follows:

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

The contributions payable at September 30, 2001 and 2000 by series are as follows:

	2001	2000
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	227,170	227,170

	$261,103	$261,103

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, he current financial results available for the Operating Partnerships are for the six months ended June 30, 2001.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,

(Unaudited)

Series 7

	2001	2000

Revenues
Rental	$ 1,109,126	$ 1,025,706
Interest and other	94,530	65,784
	1,203,656	1,091,490

Expenses
Interest	453,609	374,480
Depreciation and amortization	351,054	349,544
Operating expenses	753,374	714,142
	1,558,037	1,438,166

NET LOSS	$ (354,381)	$ (346,676)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (102,990)	$ (100,608)

Net loss allocated to other Partners	$ (3,545)	$ (3,467)

Net loss suspended	$ (247,846)	$ (242,601)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 9

	2001	2000

Revenues
Rental	$ 5,268,821	$ 5,218,243
Interest and other	222,180	210,470
	5,491,001	5,428,713

Expenses
Interest	1,558,654	1,507,123
Depreciation and amortization	1,767,754	1,851,340
Operating expenses	3,481,844	3,220,719
	6,808,252	6,579,182

NET LOSS	$(1,317,251)	$(1,150,469)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (616,244)	$ (540,537)

Net loss allocated to other Partners	$ (13,172)	$ (11,505)

Net loss suspended	$ (687,835)	$ (598,427)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 10
	2001	2000

Revenues
Rental	$ 3,905,371	$ 3,825,300
Interest and other	232,250	208,295
	4,137,621	4,033,595

Expenses
Interest	945,782	990,529
Depreciation and amortization	1,151,507	1,289,232
Operating expenses	2,532,518	2,341,614
	4,629,807	4,621,375

NET LOSS	$ (492,186)	$ (587,780)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (196,048)	$ (293,072)

Net loss allocated to other Partners	$ (4,922)	$ (5,878)

Net loss suspended	$ (291,216)	$ (288,830)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 11

	2001	2000

Revenues
Rental	$ 3,259,947	$ 3,221,191
Interest and other	305,624	188,353
	3,565,571	3,409,544

Expenses
Interest	943,569	924,346
Depreciation and amortization	1,199,801	1,228,933
Operating expenses	2,288,990	2,150,526
	4,432,360	4,303,805

NET LOSS	$ (866,789)	$ (894,261)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (425,777)	$ (443,904)

Net loss allocated to other Partners	$ (8,668)	$ (8,943)

Netloss suspended	$ (432,344)	$ (441,414)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 12
	2001	2000

Revenues
Rental	$ 7,815,314	$ 7,625,069
Interest and other	408,835	383,600
	4,096,786	3,771,079

Expenses
Interest	1,002,392	964,970
Depreciation and amortization	1,236,100	1,357,612
Operating expenses	2,755,025	2,331,612
	4,993,517	4,654,194

NET LOSS	$ (896,731)	$ (883,115)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (588,414)	$ (557,569)

Net loss allocated to other Partners	$ (8,967)	$ (8,831)

Net loss suspended	$ (299,350)	$ (316,624)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 14
	2001	2000

Revenues
Rental	$ 7,815,314	$ 7,625,069
Interest and other	408,835	383,600
	8,224,149	8,008,669

Expenses
Interest	2,202,936	2,188,316
Depreciation and amortization	2,543,108	2,502,544
Operating expenses	4,748,264	4,807,888
	9,494,308	9,498,748

NET LOSS	$(1,270,159)	$(1,490,079)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (854,975)	$ (888,660)

Net loss allocated to other Partners	$ (12,702)	$ (14,901)

Net loss suspended	$ (402,482)	$ (586,508)

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
September 30, 2001
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public
Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 2001 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.
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

The Partnership has recognized other income as of September 30, 2001 in the amount of $4,403. This total represents distributions received from Operating
Partnerships which the Partnership normally records as a decrease in the
Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership has recorded $451,743 as payable to affiliates, which represents advances to pay certain third party operating expenses,advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $172,218 in Series 7, $4,959 in
Series 9 and none in 10, $401 in Series 11, $101,234 in Series 12, and $172,660 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the
Securities and Exchange Commission on October 25, 1989. The Partnership
received and accepted subscriptions for $186,337,017 representing 18,679,738
BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of September 30, 2001 the Partnership had $728,874 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	14	$ 4,506
9	41,574,018	4,178,029	05/04/90	54	335,722
10	24,288,997	2,428,925	08/24/90	45	127,543
11	24,735,002	2,489,599	12/27/90	40	22,528
12	29,710,003	2,972,795	04/30/91	53	11,405
14	55,728,997	5,574,290	01/27/92	101	227,170

	$186,398,017	18,679,738		307	$728,874

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of September 30, 2001 and 2000 the Partnership held limited partnership interests in 307 and 309, respectively in Operating Partnerships. The decrease in the number of operating partnerships is the result of the removal of one operating partnership in which both series 7 and 9 had invested. For more extensive disclosure on the removal of the operating partnership refer to the Investment Partnerships previously filed March 31, 2001 10-K 405. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital
Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the
Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred for the quarters ended September 30, 2001 and 2000 were $584,109 and
$615,801, respectively.

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

(Series 7) As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 14 properties all of which were 100% at September 30, 2001.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $354,381. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of
$3,327. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The General Partner has funded money and taken action to correct the code violations that was issued to Metropole Apartments Associated LP (Metropole Apartments) in the fourth quarter of 2000. Presently, approximately 80% of the issues have been satisfactorily addressed and the balance of the issues either continue to be evaluated or are in the process of being addressed. Since the most serious of the code violations have already been resolved, the City of Miami is satisfied with the progress and is taking no further action at this time. The Residential section of the property has achieved an occupancy rate

Results of Operations

of 93% and the leasing activity remains very strong. The Investment General Partner will continue to monitor this partnership.

(Series 9) As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 54 properties at September 30, 2001. Out of the total, 51 were at 100% Qualified
Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $1,317,251. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$450,503. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Warrensberg Estates Limited Partnership. Located in Warrensberg, Missouri, operated significantly below breakeven in 2000 and has continued to operate below breakeven for the first nine months of 2001. The main reason for the operating deficits is the low occupancy, which currently averages 50% for the first nine months of 2001. The poor occupancy has been caused by the public's inaccurate perception that the property is a nursing home. In addition, occupancy has been impacted by the lack of rental assistance and increased competition. Current management, which took over at the beginning of 2001, is working with local civic organizations in an effort to change the image of the property. The management company is also advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy. The property has several problem tenants. The management company is working with the police and local authorities to remove the problem tenants. In addition, the management company has improved the tenant screening process. Currently there are seven applications in the certification process, which would increase occupancy to 78% by the end of November if they are approved. Payment of the management fee has been deferred in order to keep the taxes, insurance and mortgage for the property are current.

In April of 2000, School Street II Limited Partnership (School Street Apts. II) inserted Marshall School Street II, LLC. as the Operating General Partner and property management company. Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During the first nine months of 2001 the averaged occupancy was 97%. The improved occupancy and tenant selection criteria increased cash flow significantly during the first nine months of 2001, but it still remains below breakeven. The Operating General Partner continues to fund any operating cash deficits. The mortgage taxes,insurance and accounts payable are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 65% for the year 2000. Occupancy through the third quarter of 2001 was 62%. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent is presently waiving security deposits and working with the housing authority to increase the amount of rental assistance available at the property. The Operating General

Partner continues to financially support the partnership. The Investment General Partner continues to monitor this situation.

Results of Operations-con't

(Series 10) As of September 30, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 45 properties at September 30, 2001, Out of the total,44 were at 100%
Qualified Occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $492,186. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$659,321. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The 1999 and 2000 audited financial statements for Chuckatuck Square were repared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property suffered from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property was delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development that allowed for reduced debt service payments. The reduced debt service requirement, improved rental collection and controlled expenses have allowed the property to reduce the accounts payable from $12,383 as of December 31, 1999 to $250 as of September 30, 2001. The property currently operates above breakeven. The Operating General Partner continues to work with Rural Development to permanently restructure the loan terms and/or extend the workout agreement as well as obtain additional rental assistance. In addition the Operating General Partner is actively seeking grant funds to be utilized for capital improvements to the property. During 2000, the operating General Partner advanced $15,707 to the partnership to help support the property.

Lawton Apartments Company Limited Partnership (Village Commons) has historically had occupancy problems which have resulted in delinquent taxes of $103,049 for the years 1998-2000. Village Commons' occupancy problems are due to the lack of employment and the high level of affordable housing in the area. Until the delinquent taxed are paid, the village and/or county will not be willing to discuss an abatement. Michigan Property Tax Law changed in 2000, which now states that a foreclosure will commence if the property taxes are not paid by February 2002. If the 1998 property taxes are not paid by February 2002, the property will go into foreclosure proceedings. A workout plan was submitted to Rural Development and it was rejected. However,with the increase in occupancy to 100% as of August 31, 2001 and improved cash flow, the management company will work toward paying down the taxes and increasing the monthly replacement reserve funding until the required level is reached.

The management company (Lansing Management)of Centerville Apartments Company Limited (Hollow Apartments) has been attempting to increase the occupancy at this property. Lansing Management believes the primary reason for low occupancy has been a lack of employment opportunities in the area and it is overbuilt with apartment communities. The current occupancy is 96% due to aggressive outreach programs in an attempt to attract prospective tenants. The partnership has 1997-1999 delinquent real estate taxes totaling $50,495.

Results of Operations-con't

(Series 11) As of September 30, 2001 and 2000 the average Qualified
Occupancy for the series was 100% for both years. The series had a total of 40 properties all of which were 100% at September 30, 2001.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $866,789. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$333,012. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership, Copper Creek Limited Partnership and Sierra Limited Partnership. These unauthorized distributions have been classified as receivables from the Operating General Partner on the partnerships audited financial statements. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions. The Investment General Partner continues to monitor and actively seek the return of unauthorized distributions.

The Operating General Partner of London Arms/Lyn Mar Limited (London Arms Apartments) commissioned a capital needs assessment during the first quarter of 2001. Several deferred maintenance items were identified and targeted for completion. The management company reports that this work is approximately 70% complete at this time and believes that the balance of the work will be completed within the next 90 to 120 days. The residential section of the property has achieved an occupancy rate of 95% and the leasing activity remains very strong. The Investment General Partner will continue to monitor this partnership.

(Series 12) As of September 30, 2001 and 2000 the average Qualified
Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 53 properties at September 30, 2001, 52 of which were at 100%
qualified occupancy.

For the six months being reported the series reflects a net loss from the
Operating Partnerships of $896,731. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$339,369. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership and Shawnee Ridge Limited Partnership. These unauthorized distributions have been classified as receivables from the Operating General Partner on the partnerships audited financial statements. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions. The Investment General Partner continues to monitor and actively seek the return of unauthorized distributions.

Results of Operations-con't

Union Baptist Plaza, Limited Partnership, located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The 2000 audited financial statement was prepared assuming the partnership would continue as a Going Concern. The Partnership has suffered recurring operating losses and its total liabilities exceed its total assets. The property has a history of high occupancy, however high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven operations. Due to the lack of cash flow the 1999 and 2000 property taxes are delinquent and have accrued in the amount of $42,810 plus interest. Although not yet delinquent it is unlikely that the partnership will have adequate cash to pay the 2001 taxes. The Operating General Partner is actively seeking to transfer its General Partner interest of this property. Negotiations are ongoing with the Springfield Housing Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization, that is capable of operating the property more efficiently. As part of any negotiated transfer, outstanding real estate taxes will be brought current. In the short term, management is filing an application for a special adjustment to the rents, in the effort to increase cash flow.

On February 11, 2001, Jesup Limited Partnership (Fox Run Apartments) suffered from fire damage. The fire resulted in a total loss of an eight unit building, which is 33% of the 24-unit property. The insurance proceeds will cover all repairs and lost revenues except for a $2,500 deductible. The repairs will be completed at the end of November 2001. The partnership projects 96% occupancy by November 30, 2001.

(Series 14) As of September 30, 2001 and 2000 the average Qualified
Occupancy for the series was 99.8% for both years. The series had a total of 101 properties at September 30, 2001, 97 of which were at 100%
Qualified Occupancy.

For the three months being reported the series reflects a net loss from the
Operating Partnerships of $1,270,159. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,272,949. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000 and now is responsible for funding all future operating deficits. Occupancy decreased in the third quarter of 2001 averaging 81% for the quarter. The property is no longer able to meet the mortgage obligation. The last mortgage payment was made in February 2001. The Operating General Partner with the assistance of the Investment General Partner worked with the mortgage holders to restructure the debt, however the mortgage holders were unwilling to do so. Therefore, in an attempt to stay a relief from foreclosure, the partnership filed Chapter 11 on October 2, 2001. The US Trustee has approved the cash collateral, which permits the partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2001. The Operating General Partner has until the January date to submit a Re-organization plan.

Results of Operations-con't

The properties owned by Haven Park Partners II, A California LP (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000 and now is responsible for funding all future operating deficits. It is anticipated that a localized management presence will allow the property to operate in a more cost-effective manner. As a result of the efforts of the new Management Company, occupancy levels are improving. The property has filed for welfare tax exemption, and is currently awaiting a decision by the state. If granted, this will have a positive effect on tax flow. Physical occupancy at Haven Park II was has stabilized at 98.52% through the third quarter of 2001.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000 and now is responsible for funding all future operating deficits. It is anticipated that a localized management and ownership presence will allow the properties to operate in a more cost-effective manner. The property has filed for welfare tax exemption, and is currently awaiting a decision by the state. If granted, this will have a positive effect on tax flow. Occupancy at Both Haven Park III and Haven Park IV has stabilized as a result of the efforts of the new Management Company. As of September 30, 2001 physical occupancy at Haven Park III was 100%.

Woodfield Commons Limited Partnership (Rainbow Commons Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1993-1998. The 60-Day letters, were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 100% of past and future tax credits. The adjustment will also include interest and penalties on the past tax credit being disallowed. The Investment General Partner and its counsel are working with the Operating General Partner and its counsel to negotiate a more favorable settlement.

As a result of the Investment General Partner's expectation that certain past and future credits will be disallowed, the auditor's have included a contingency footnote in the annual financial statement (Note H) which is a part of the most recently filed 10-K dated March 31, 2001.

Results of Operations-con't

The occupancy for Summer Lane Limited Partnership (Summer Lane Apartments) averaged 85% through September 30, 2001. The low occupancy is primarily due to lack of rental assistance at this property. As a result, high payable balances and negative cash flow are ongoing problems at this property. As of September 30, 2001, the trade payables balance was $44,723. The majority of the payables are owed to Boyd Mgmt for payroll, health insurance and management fees. For the remainder of the payables, Boyd Management is working with vendors to delay payments. The real estate taxes are current but were paid by Rural Development. There were no deposits made to the replacement reserve account in 2000. Currently, there is no workout agreement in place with Rural Development.

This partnership needs a rehabilitation loan and more rental assistance in order to make it viable; however, Rural Development does not have either to allocate to this partnership this year. Boyd Management will continue to work with Rural Development to determine other alternatives to improve the operations at Summer Lane Apartments.

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: November 20, 2001	By:	/s/ John P. Manning

John P. Manning