Form 10-Q
period 2001-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2002-02-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2001

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2001

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
FOR THE QUARTER ENDED DECEMBER 31, 2001

Notes_to_Financial_Statements

Note_A_Organization Page 36

Note_B_Accounting_Financial_Reporting Page 37

Note_C_Related_Party_Transaction page 37

Note_D_Investments page 39

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 40

Combined_Statements_Series_9 Page 41

Combined_Statements_Series_10 page 42

Combined_Statements_Series_11 Page 43

Combined_Statements_Series_12 page 44

Combined_Statements_Series_14 Page 45

NOTE_E_TAXABLE_LOSS Page 46

Liquidity page 47

Capital_Resources page 47

Results_of_Operations Page 48

Part_II_Other_Information

Signatures page 54

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 36,239,696	$ 40,320,863
OTHER ASSETS
Cash and cash equivalents	1,479,151	1,545,818
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	1,007,655	1,044,076
Other assets	1,005,850	989,477
	$40,275,936	$44,443,818

LIABILITIES
Accounts payable	$ 1,380	1,380
Accounts payable affiliates (Note C)	23,976,556	22,081,673
Capital contributions payable (Note D)	261,103	261,103
	24,239,039	22,344,156
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	17,493,243	23,495,380
General Partner	(1,456,346)	(1,395,718)
	16,036,897	22,099,662
	$ 40,275,936	$ 44,443,818

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 328,392	$ 478,143
OTHER ASSETS
Cash and cash equivalents	2,135	6,561
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	67,204	67,204
	$ 397,731	$ 551,908

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,386,250	1,293,251
Capital contributions payable (Note D)	-	-
	1,386,250	1,293,251

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(888,707)	(644,003)
General Partner	(99,812)	(97,340)
	(988,519)	(741,343)
	$ 397,731	$ 551,908

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$5,116,233	$6,138,711

OTHER ASSETS
Cash and cash equivalents	311,112	338,742
Notes receivable	-	-
Deferred acquisition costs (Note B)	18,050	18,702
Other assets	227,873	215,851
	$5,673,268	$6,712,006

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,615,927	5,189,472
Capital contributions payable (NoteD)	-	-
	5,615,927	5,189,472

PARTNERS' CAPITAL
Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	417,108	1,867,649
General Partner	(359,767)	(345,115)

	57,341	1,522,534
	$5,673,268	$6,712,006

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,101,932	$6,416,705
OTHER ASSETS
Cash and cash equivalents	122,154	143,831
Notes receivable	-	-
Deferred acquisition costs (Note B)	71,409	73,990
Other assets	40,784	42,843
	$6,336,279	$6,677,369

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,672,642	3,406,008
Capital contributions payable (Note D)	-	-
	3,672,642	3,406,008

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	2,847,813	3,449,460
General Partner	(184,176)	(178,099)
	2,663,637	3,271,361
	$6,336,279	$6,677,369

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,735,614	$ 7,209,128
OTHER ASSETS
Cash and cash equivalents	434,250	447,611
Notes receivable	-	-
Deferred acquisition costs (Note B)	36,194	37,503
Other assets	78,338	81,359
	$ 7,284,396	$ 7,775,601

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,847,454	2,603,194
Capital contributions payable (Note D)	22,528	22,528
	2,869,982	2,625,722

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 ssued and outstanding	4,584,955	5,313,065
General Partner	(170,541)	(163,186)
	4,414,414	5,149,879
	$ 7,284,396	$ 7,775,601

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,476,487	$ 7,243,683
OTHER ASSETS
Cash and cash equivalents	42,933	61,416
Notes receivable	-	-
Deferred acquisition costs (Note B)	276,324	286,311
Other assets	116,366	116,367
	$ 6,912,110	$ 7,707,777

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,557,544	3,260,414
Capital contributions payable (Note D)	11,405	11,405
	3,568,949	3,271,819

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	3,566,989	4,648,858
General Partner	(223,828)	(212,900)
	3,343,161	4,435,958
	$ 6,912,110	$ 7,707,777

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 11,481,038	$ 12,834,493
OTHER ASSETS
Cash and cash equivalents	566,567	547,657
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	605,678	627,570
Other assets	475,285	465,853
	$ 13,672,152	$ 15,019,157

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	6,896,739	6,329,334
Capital contributions payable (Note D)	227,170	227,170
	7,125,289	6,557,884

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	6,965,085	8,860,351
General Partner	(418,222)	(399,078)
	6,546,863	8,461,273
	$ 13,672,152	$ 15,019,157

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 10,545	$ 13,106
Other income	4,013	5,189
	14,558	18,295

Share of loss from Operating Partnerships(Note D)	(1,290,481)	(1,271,394)

Expenses

Partnership management fee (Note C)	548,950	606,196
Amortization	12,139	12,139
General and administrative expenses	86,433	22,208
	647,522	640,543

NET LOSS	$ (1,923,445)	$ (1,893,642)

Net loss allocated to limited partners	$ (1,904,211)	$ (1,874,706)

Net loss allocated general partner	$ (19,234)	$ (18,936)

Net loss per BAC	$ (.57)	$ (.55)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2001	2000

Income
Interest income	$ 9	$ 16
Other income	-	-
	9	16

Share of loss from Operating Partnerships(Note D)	(46,760)	(27,370)

Expenses

Partnership management fee (Note C)	25,743	28,287
Amortization	-	-
General and administrative expenses	6,808	1,120
	32,551	29,407

NET LOSS	$ (79,302)	$ (56,761)

Net loss allocated to limited partners	$ (78,509)	$ (56,193)

Net loss allocated general partner	$ (793)	$ (568)

Net loss per BAC	$ (.07)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2001	2000

Income
Interest income	$ 1,803	$ 2,544
Other income	239	89
	2,042	2,633

Share of loss from Operating Partnerships(Note D)	(405,520)	(282,969)

Expenses

Partnership management fee (Note C)	135,508	140,140
Amortization	217	217
General and administrative expenses	15,399	4,302
	151,124	144,659

NET LOSS	$ (554,602)	$ (424,995)

Net loss allocated to limited partners	$ (549,056)	$ (420,745)

Net loss allocated general partner	$ (5,546)	$ (4,250)

Net loss per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2001	2000

Income
Interest income	$ 1,077	$ 1,489
Other income	150	-
	1,227	1,489

Share of loss from Operating Partnerships(Note D)	(118,172)	(79,680)

Expenses

Partnership management fee (Note C)	81,409	88,878
Amortization	860	860
General and administrative expenses	13,087	2,853
	95,356	92,591

NET LOSS	$ (212,301)	$ (170,782)

Net loss allocated to limited partners	$ (210,178)	$ (169,074)

Net loss allocated general partner	$ (2,123)	$ (1,708)

Net loss per BAC	$ (.09)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2001	2000

Income
Interest income	$ 2,446	$ 3,280
Other income	156	-
	2,602	3,280

Share of loss from Operating Partnerships(Note D)	(47,656)	(181,160)

Expenses

Partnership management fee (Note C)	79,320	77,317
Amortization	436	436
General and administrative expenses	12,266	2,577
	92,022	80,330

NET LOSS	$ (137,076)	$ (258,210)

Net loss allocated to limited partners	$ (135,705)	$ (255,628)

Net loss allocated general partner	$ (1,371)	$ (2,582)

Net loss per BAC	$ (.06)	$ (.10)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2001	2000

Income
Interest income	$ 121	$ 260
Other income	900	2,700
	1,021	2,960

Share of loss from Operating Partnerships(Note D)	(178,130)	(198,334)

Expenses

Partnership management fee (Note C)	90,817	93,483
Amortization	3,329	3,329
General and administrative expenses	14,363	2,881
	108,509	99,693

NET LOSS	$ (285,618)	$ (295,067)

Net loss allocated to limited partners	$ (282,762)	$ (292,116)

Net loss allocated general partner	$ (2,856)	$ (2,951)

Net loss per BAC	$ (.10)	$ (.10)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2001	2000

Income
Interest income	$ 5,089	$ 5,517
Other income	2,568	2,400
	7,657	7,917

Share of loss from Operating Partnerships(Note D)	(494,243)	(501,881)

Expenses

Partnership management fee (Note C)	136,153	178,091
Amortization	7,297	7,297
General and administrative expenses	24,510	8,475
	167,960	193,863

NET LOSS	$ (654,546)	$ (687,827)

Net loss allocated to limited partners	$ (648,001)	$ (680,949)

Net loss allocated general partner	$ (6,545)	$ (6,878)

Net loss per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 36,454	$ 39,042
Other income	8,416	8,802
	44,870	47,844

Share of loss from Operating Partnerships(Note D)	(4,074,929)	(4,095,834)

Expenses

Partnership management fee (Note C)	1,695,911	1,750,518
Amortization	36,421	36,421
General and administrative expenses	300,374	240,103
	2,032,706	2,027,042

NET LOSS	$ (6,062,765)	$ (6,075,032)

Net loss allocated to limited partners	$ (6,002,137)	$ (6,014,282)

Net loss allocated general partner	$ (60,628)	$ (60,750)

Net loss per BAC	$ (1.85)	$ (1.86)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2001	2000

Income
Interest income	$ 60	$ 76
Other income	-	-
	60	76

Share of loss from Operating Partnerships(Note D)	(149,750)	(127,978)

Expenses

Partnership management fee (Note C)	78,128	81,861
Amortization	-	-
General and administrative expenses	19,358	16,078
	97,486	97,939

NET LOSS	$ (247,176)	$ (225,841)

Net loss allocated to limited partners	$ (244,704)	$ (223,583)

Net loss allocated general partner	$ (2,472)	$ (2,258)

Net loss per BAC	$ (.24)	$ (.22)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2001	2000

Income
Interest income	$ 6,683	$ 8,211
Other income	2,760	2,418
	9,443	10,629

Share of loss from Operating Partnerships(Note D)	(1,021,764)	(823,506)

Expenses

Partnership management fee (Note C)	398,661	400,146
Amortization	652	652
General and administrative expenses	53,559	36,716
	452,872	437,514

NET LOSS	$(1,465,193)	$(1,250,391)

Net loss allocated to limited partners	$(1,450,541)	$(1,237,887)

Net loss allocated general partner	$ (14,652)	$ (12,504)

Net loss per BAC	$ (.35)	$ (.30)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2001	2000

Income
Interest income	$ 3,873	$ 4,129
Other income	150	-
	4,023	4,129

Share of loss from Operating Partnerships(Note D)	(314,220)	(372,752)

Expenses

Partnership management fee (Note C)	251,640	252,107
Amortization	2,581	2,581
General and administrative expenses	43,306	31,039
	297,527	285,727

NET LOSS	$ (607,724)	$ (654,350)

Net loss allocated to limited partners	$ (601,647)	$ (647,806)

Net loss allocated general partner	$ (6,077)	$ (6,544)

Net loss per BAC	$ (.25)	$ (.27)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2001	2000

Income
Interest income	$ 9,338	$ 8,995
Other income	2,038	-
	11,376	8,995

Share of loss from Operating Partnerships(Note D)	(473,433)	(625,064)

Expenses

Partnership management fee (Note C)	230,930	236,857
Amortization	1,308	1,308
General and administrative expenses	41,170	29,545
	273,408	267,710

NET LOSS	$ (735,465)	$ (883,779)

Net loss allocated to limited partners	$ (728,110)	$ (874,941)

Net loss allocated general partner	$ (7,355)	$ (8,838)

Net loss per BAC	$ (.30)	$ (.35)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2001	2000

Income
Interest income	$ 696	$ 1,035
Other income	900	2,700
	1,596	3,735

Share of loss from Operating Partnerships(Note D)	(766,544)	(755,993)

Expenses

Partnership management fee (Note C)	269,492	266,392
Amortization	9,988	9,988
General and administrative expenses	48,369	49,503
	327,849	325,883

NET LOSS	$(1,092,797)	$(1,078,141)

Net loss allocated to limited partners	$(1,081,869)	$(1,067,360)

Net loss allocated general partner	$ (10,928)	$ (10,781)

Net loss per BAC	$ (.37)	$ (.36)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2001	2000

Income
Interest income	$ 15,804	$ 16,596
Other income	2,568	3,684
	18,372	20,280

Share of loss from Operating Partnerships(Note D)	(1,394,218)	(1,390,541)

Expenses

Partnership management fee (Note C)	467,060	513,155
Amortization	21,892	21,892
General and administrative expenses	94,612	77,222
	583,564	612,269

NET LOSS	$(1,914,410)	$(1,982,530)

Net loss allocated to limited partners	$(1,895,266)	$(1,962,705)

Net loss allocated general partner	$ (19,144)	$ (19,825)

Net loss per BAC	$ (.34)	$ (.36)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 23,495,380	$ (1,395,718)	$ 22,099,662

Net income (loss)	(6,002,137)	(60,628)	(6,062,765)

Partners' capital (deficit), December 31, 2001	$ 17,493,243	$ (1,456,346)	$ 16,036,897

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2001	$ (644,003)	$ (97,340)	$ (741,343)

Net income (loss)	(244,704)	(2,472)	(247,176)

Partners' capital (deficit) December 31, 2001	$ (888,707)	$ (99,812)	$ (988,519)

Series 9
Partners' capital (deficit) April 1, 2001	$ 1,867,649	$ (345,115)	$ 1,522,534

Net income (loss)	(1,450,541)	(14,652)	(1,465,193)

Partners' capital (deficit) December 31, 2001	$ 417,108	$ (359,767)	$ 57,341

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2001	$ 3,449,460	$ (178,099)	$ 3,271,361

Net income (loss)	(391,469)	(3,954)	(395,423)

Partners' capital (deficit) December 31, 2001	$ 3,057,991	$ (182,053)	$ 2,875,938

Series 11
Partners' capital (deficit) April 1, 2001	$ 5,313,065	$ (163,186)	$ 5,149,879

Net income (loss)	(592,403)	(5,984)	(598,387)

Partners' capital (deficit) December 31, 2001	$ 4,720,662	$ (169,170)	$ 4,551,492

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2001	$ 4,648,858	$ (212,900)	$ 4,435,958

Net income (loss)	(1,081,869)	(10,928)	(1,092,797)

Partners' capital (deficit) December 31, 2001	$ 3,566,989	$ (223,828)	$ 3,343,161

Series 14
Partners' capital (deficit) April 1, 2001	$ 8,860,351	$ (399,078)	$ 8,461,273

Net income (loss)	(1,895,266)	(19,144)	(1,914,410)

Partners' capital (deficit) December 31, 2001	$ 6,965,085	$ (418,222)	$ 6,546,863

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2001	2000
Cash flows from operating activities:

Net Loss	$(6,062,765)	$(6,075,032)
Adjustments
Distributions from Operating Partnerships	6,238	8,966
Amortization	36,421	36,421
Share of Loss from Operating Partnerships	4,074,929	4,095,834
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,894,890	1,927,241
Decrease (Increase) in other assets	(16,371)	(114,854)

Net cash (used in) provided by operating activities	(66,667)	(121,424)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,667)	(121,424)

Cash and cash equivalents, beginning	1,545,818	1,512,272

Cash and cash equivalents, ending	$ 1,479,151	$ 1,390,848

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2001	2000
Cash flows from operating activities:

Net Loss	$ (247,176)	$ (225,841)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of Loss from Operating Partnerships	149,750	127,978

Changes in assets and liabilities
(Decrease) Increase in accounts payable	93,000	102,170
Decrease (Increase) in other assets	-	(3,624)

Net cash (used in) provided by operating activities	(4,426)	683

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,426)	683

Cash and cash equivalents, beginning	6,561	4,929

Cash and cash equivalents, ending	$ 2,135	$ 5,612

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,465,193)	$(1,250,391)
Adjustments
Distributions from Operating Partnerships	14	3,054
Amortization	652	652
Share of Loss from Operating Partnerships	1,021,764	823,506
Changes in assets and liabilities
(Decrease) Increase in accounts payable	426,455	431,837
Decrease (Increase) in other assets	(12,022)	(2,356)

Net cash (used in) provided by operating activities	(27,630)	6,302

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,630)	6,302

Cash and cash equivalents, beginning	338,742	335,866

Cash and cash equivalents, ending	$ 311,112	$ 342,168

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2001	2000
Cash flows from operating activities:

Net Loss	$ (607,724)	$ (654,350)
Adjustments
Distributions from Operating Partnerships	553	349
Amortization	2,581	2,581
Share of Loss from Operating Partnerships	314,220	372,752
Changes in assets and liabilities
(Decrease) Increase in accounts payable	266,634	266,634
Decrease (Increase) in other assets	2,059	682

Net cash (used in) provided by operating activities	(21,677)	(11,352)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,677)	(11,351)

Cash and cash equivalents, beginning	143,831	121,866

Cash and cash equivalents, ending	$ 122,154	$ 110,514

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2001	2000
Cash flows from operating activities:

Net Loss	$ (735,465)	$ (883,779)
Adjustments
Distributions from Operating Partnerships	82	-
Amortization	1,308	1,308
Share of Loss from Operating Partnerships	473,433	625,064
Changes in assets and liabilities
(Decrease) Increase in accounts payable	244,260	244,261
Decrease (Increase) in other assets	3,021	1,139

Net cash (used in) provided by operating activities	(13,361)	(12,007)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,361)	(12,007)

Cash and cash equivalents, beginning	447,611	389,019

Cash and cash equivalents, ending	$ 434,250	$ 377,012

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,092,797)	$(1,078,141)
Adjustments
Distributions from Operating Partnerships	652	723
Amortization	9,988	9,988
Share of Loss from Operating Partnerships	766,544	755,993
Changes in assets and liabilities
(Decrease) Increase in accounts payable	297,130	293,443
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(18,483)	(17,994)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,483)	(17,994)

Cash and cash equivalents, beginning	61,416	68,437

Cash and cash equivalents, ending	$ 42,933	$ 50,443

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,914,410)	$(1,982,530)
Adjustments
Distributions from Operating Partnerships	4,237	4,841
Amortization	21,892	21,892
Share of Loss from Operating Partnerships	1,349,218	1,390,541
Changes in assets and liabilities
(Decrease) Increase in accounts payable	567,405	588,896
Decrease (Increase) in other assets	(9,432)	(110,696)

Net cash (used in) provided by operating activities	18,910	(87,056)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to)Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,910	(87,056)

Cash and cash equivalents, beginning	547,657	592,155

Cash and cash equivalents, ending	$ 566,567	$ 505,099

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") was
formed under the laws of the State of Delaware as of June 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Limited Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Partnerships continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2001 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2001, the
Partnership has accumulated unallocated acquisition amortization totaling
$315,650. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2001 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,872, $23,229, $11,774, $89,888, and
$197,027, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Hoildings, LP., and Boston Capital Asset Management Limited Partnership as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended December 31, 2001 and 2000 are as follows:

	2001	2000
Series 7	$ 26,193	$ 28,287
Series 9	142,152	143,946
Series 10	88,878	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	189,135	189,135

	$ 619,705	$ 627,483

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(Unaudited)

Accounts payable - affiliates at December 31, 2001 and 2000 represents accrued general and administrative expenses, partnership management fees, and advances from an affiliate of the general partner, which are payable to
Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

As of December 31, 2001, an affiliate of the general partner advanced a total of $397,216 to the Partnership to pay certain operating expenses and make advances and/or loans to Operating Partnerships. Below is a table that breaks down the advances, by series as of December 31, 2001.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2001 and 2000 the Partnership had limited partnership interests in 307 and 309, respectively in Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2001 and 2000 by series is as follows:

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

The contributions payable at December 31, 2001 and 2000 by series are as follows:

	2001	2000
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	227,170	227,170

	$261,103	$261,103

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, he current financial results available for the Operating Partnerships are for the nine months ended September 30, 2001.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 7

	2001	2000

Revenues
Rental	$ 1,654,374	$ 1,542,830
Interest and other	212,199	103,284
	1,866,573	1,646,114

Expenses
Interest	717,959	562,119
Depreciation and amortization	526,768	524,757
Operating expenses	1,148,323	1,078,868
	2,393,050	2,165,744

NET LOSS	$ (526,477)	$ (519,630)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (149,750)	$ (127,978)

Net loss allocated to other partners	$ (5,265)	$ (5,196)

Net loss suspended	$ (371,462)	$ (386,456)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2001	2000

Revenues
Rental	$ 7,990,644	$ 7,806,972
Interest and other	430,649	318,282
	8,421,293	8,125,254

Expenses
Interest	2,521,731	2,263,243
Depreciation and amortization	2,691,441	2,779,441
Operating expenses	5,397,448	4,835,407
	10,610,620	9,878,091

NET LOSS	$(2,189,327)	$(1,752,837)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$(1,021,764)	$ (823,506)

Net loss allocated to other partners	$ (21,893)	$ (17,528)

Net loss suspended	$(1,145,670)	$ (911,803)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2001	2000

Revenues
Rental	$ 5,831,832	$ 5,722,919
Interest and other	308,096	318,769
	6,139,928	6,041,688

Expenses
Interest	1,435,497	1,476,559
Depreciation and amortization	1,728,031	1,848,608
Operating expenses	3,713,094	3,509,470
	6,896,622	6,834,637

NET LOSS	$ (736,694)	$ (792,949)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (314,220)	$ (372,752)

Net loss allocated to other partners	$ (7,367)	$ (7,929)

Net loss suspended	$ (415,107)	$ (412,268)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2001	2000

Revenues
Rental	$ 4,996,078	$ 4,842,319
Interest and other	417,477	265,097
	5,413,555	5,107,416

Expenses
Interest	1,419,905	1,372,416
Depreciation and amortization	1,768,990	1,835,319
Operating expenses	3,361,262	3,204,521
	6,550,156	6,412,256

NET LOSS	$(1,136,601)	$(1,304,840)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (472,713)	$ (625,064)

Net loss allocated to other partners	$ (11,366)	$ (13,048)

Netloss suspended	$ (652,522)	$ (666,728)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2001	2000

Revenues
Rental	$ 5,473,866	$ 5,440,433
Interest and other	608,864	232,397
	6,082,730	5,672,830

Expenses
Interest	1,528,815	1,448,802
Depreciation and amortization	1,825,844	1,976,576
Operating expenses	4,084,638	3,469,747
	7,439,298	6,895,125

NET LOSS	$(1,356,567)	$(1,222,295)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (766,544)	$ (755,993)

Net loss allocated to other partners	$ (13,566)	$ (12,223)

Net loss suspended	$ (576,457)	$ (454,079)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2001	2000

Revenues
Rental	$ 12,126,611	$ 11,443,442
Interest and other	514,816	547,879
	12,641,427	11,991,321

Expenses
Interest	3,503,185	3,277,798
Depreciation and amortization	3,838,243	3,757,807
Operating expenses	7,477,454	7,249,200
	14,818,882	14,284,805

NET LOSS	$(2,177,455)	$(2,293,484)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$(1,349,218)	$(1,390,541)

Net loss allocated to other partners	$ (21,775)	$ (22,935)

Net loss suspended	$ (806,463)	$ (880,008)

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
December 31, 2001
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 2001 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships. The Partnership currently is accruing the annual partnership management fee to enable each series to meet current and future third party obligations. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

The Partnership has recognized other income as of December 31, 2001 in the amount of $4,013 of the total, $3,450 represents transfer fee income. This balance represents distributions received from Operating Partnerships which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The Partnership has recorded $462,850 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $176,192 in Series 7, $4,959 in Series 9 and none in 10, $401 in Series 11, $108,638 in Series 12, and $172,660 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of December 31, 2001 the Partnership had $696,504 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties invested in, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	14	$ 2,135
9	41,574,018	4,178,029	05/04/90	54	311,112
10	24,288,997	2,428,925	08/24/90	45	122,154
11	24,735,002	2,489,599	12/27/90	40	22,528
12	29,710,003	2,972,795	04/30/91	53	11,405
14	55,728,997	5,574,290	01/27/92	101	227,170

	$186,398,017	18,679,738		307	$696,504

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of December 31, 2001 and 2000 the Partnership held limited partnership interests in 307 and 309, respectively in Operating Partnerships. The decrease in the number of operating partnerships is the result of the removal of one operating partnership in which both series 7 and 9 had invested. For more extensive disclosure on the removal of the operating partnership refer to the Investment Partnerships previously filed March 31, 2001 10-K 405. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred for the quarters ended December 31, 2001 and 2000 were $556,869 and $628,284, respectively.

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

(Series 7) As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 100% for both years. The series had a total of 14 properties all of which were 100% at December 31, 2001.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $526,477. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $291. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The city of Miami Beach issued a safety and health violations to Metropole Apartments Associates LP (Metropole Apartments) in the fourth quarter of 2000. The General Partner evaluted the issue and also conducted a needs assessment on the property, provided funding for corrective actions and has addressed as many of the issues as possible. At this time , approximately 90% of the issues have been satisfactorily addressed; the remaning issues are waiting for design and/or plan approval from the city of Maimi Beach. The Residential section of the property has now achieved an occupancy rate of

Results of Operations-con't

95% and rent collections are strong. In addition, the leasing activity remains very strong. The Investment General Partner will continue to monitor this partnership.

(Series 9) As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 99.7% for both years. The series had a total of 54 properties at December 31, 2001. Out of the total, 51 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,189,327. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $502,114. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Warrensberg Estates Limited Partnership. located in Warrensberg, Missouri, operated significantly below breakeven in 2001. The main reason for the operating deficits was the low occupancy, which averaged 53% for 2001. As of December 31, 2001, occupancy at the property was 66%. The poor occupancy has been caused by the public's inaccurate perception that the property is a nursing home. In addition, occupancy has been impacted by the lack of rental assistance and increased competition. Current management, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property. The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy. The property has several problem tenants. The management company is working with the police and local authorities to remove the problem tenants. In addition, the management company has improved the tenant screening process. Payment of the management fee has been deferred in order to keep the taxes, insurance and mortgage for the property current.

In April of 2000, School Street II Limited Partnership (School Street Apts. II) inserted Marshall School Street II, LLC. as the Operating General Partner and property management company. Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During 2001 the averaged occupancy was 97% The improved occupancy and tenant selection criteria increased cash flow significantly in 2001, but it still remains below breakeven. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payable are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 65% for the year 2000. Occupancy through the fourth quarter of 2001 was 62%. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The Investment General Partner continues to monitor this situation.

Results of Operations-con't

(Series 10) As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 99.9% for both years. The series had a total of 45 properties at December 31, 2001, Out of the total,44 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $736,694. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $991,337. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The 1999 and 2000 audited financial statements for Chuckatuck Square were prepared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property had suffered from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property was delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development that allowed for reduced debt service payments. The reduced debt service requirement, improved rental collection and controlled expenses have allowed the property to reduce the accounts payable from $12,383 as of December 31, 1999 to $2,006 as of December 31, 2001. The property currently operates above breakeven. Furthermore, the management company reports that the property did not have any bad debt expenses in 2001. The twelve month average occupancy for the year ending December 31, 2001 was 92% with a current occupancy level of 93% as of January 2002. It is reported that the property now maintains a small waiting list and anticipates reaching full occupancy by the end of February 2002. In addition, it is anticipated that the Going Concern Opinion will be removed from the 2001 audited financial statements. The Operating General Partner continues to work with Rural Development to permanently restructure the loan terms and/or extend the workout agreement.

Lawton Apartments Company Limited Partnership (Village Commons) has historically had occupancy problems, which have resulted in delinquent taxes for the years 1998,2000, and 2001. During 2002, Rural Development will voucher the 1998,2000, and 2001 real estate taxes. The voucher funds will be repaid over remaining years of the mortgage. Upon resolution of the delinquent taxes, the local municipality will consider a property tax abatement. Village Commons'occupancy problems are due to the lack of employment and the high level of affordable housing in the area. The current occupancy is 86% as of December 31, 2001. The management company will continue aggressive outreach programs in an attempt to attract prospective tenants. The mortgage, insurance and payables are current.

Centreville Apartments Company Limited (Hollow Apartments) has historically suffered from low occupancy. Lansing Management believes the primary reason for low occupancy has been a lack of employment opportunities in the area and it is overbuilt with apartment communities. The current occupancy is 92% as of December 31, 2001 due to aggressive outreach programs in an attempt to attract prospective tenants. The partnership has 1998-2001 delinquent real estate taxes. In 2002, Rural Development will voucher the 1998, 1999,2000, and 2001 real estate taxes. The voucher funds will be repaid over the remaining years of the mortgage. The mortgage, insurance and payables are current.

Results of Operations-con't

(Series 11) As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% for both years. The series had a total of 40 properties all of which were 100% at December 31, 2001.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,136,601. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $632,389. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership, Copper Creek Limited Partnership and Sierra Springs Limited Partnership. These unauthorized distributions have been classified as receivables from the Operating General Partner on the Partnerships audited financial statements as of December 31, 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnership.

The Operating General Partner of London Arms/Lyn Mar Limited (London Arms Apartments) commissioned a capital needs assessment during the first quarter of 2001. Several deferred maintenance items were identified and were later targeted for completion. The management company reports that this work is approximately 90% complete at this time and believes that the balance of the work will be completed within the next 30 to 60 days. The residential section of the property has achieved an occupancy rate of 98% and the leasing activity remains very strong. The Investment General Partner will continue to monitor the Partnership.

(Series 12) As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 99.9% both years. The series had a total of 53 properties at December 31, 2001, 52 of which were at 100% qualified occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,356,567. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $469,277. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership and Shawnee Ridge Limited Partnership. These unauthorized distributions have been classified as receivables from the Operating General Partner on the Partnerships audited financial statements as of December 31, 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnership.

Results of Operations-con't

Union Baptist Plaza, Limited Partnership, located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The 2000 audited financial statement was prepared assuming the partnership would continue as a Going Concern. The Partnership has suffered recurring operating losses and its total liabilities exceed its total assets. The property has a history of high occupancy, however high operating expenses particularly taxes and utilities prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 1999 and 2000 property taxes are delinquent and have accrued in the amount of $42,810 plus interest. Although not yet delinquent it is unlikely that the partnership will have adequate cash to pay the 2001 taxes. The Operating General Partner is actively seeking to transfer its General Partner interest of this property. Negotiations are ongoing with the Springfield Housing Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization, that is capable of operating the property more efficiently. As part of any negotiated transfer, outstanding real estate taxes will be brought current. In the short term, the Operating General Partner is looking into re-financing the permanent mortgage, and appealing the property taxes as a means to increase cash flow.

On February 11, 2001, Jesup Limited Partnership (Fox Run Apartments) suffered from fire damage. The fire resulted in a total loss of an eight unit building, which is 33% of the 24-unit property. The repairs have been completed and the damaged units are all currently occupied. The insurance covered all the repairs less the deductible. In addition, the insurance company will also fund the lost rental income.

(Series 14) As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 99.8% for both years. The series had a total of 101 properties at December 31, 2001, 97 of which were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,177,455. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,660,788. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The properties owned by Glenhaven Park Partners, A California LP (Glenhaven Estates) continue to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. In Febraury 2001 the property was no longer able to meet the mortgage obligation. The Operating General Partner with the assistance of the Investment General Partner attempted to restructure the debt, however they were unsuccessful. The Operating General Partner advanced funds to bring five of the mortgage notes current. The Operating General Partner has agreed to keep these units tax credit compliant. Therefore, in an attempt to prevent foreclosure on the seven remaing notes, the partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The US Trustee has approved the cash collateral, which permited the partnership to remit a reduced monthly mortgage payments to the lender. The Reorganization plan involves bringing current one of the seven delinquent loans to order to remain compliant with the IRS Section 42 minimum set aside requirements, thus avoiding disallowance and full recapture of the tax credits. As negotiations with the lender to restructure the debt have thus far failed it is likely that the partnership will face partial recapture of the tax credits associated with six delinquent mortgage notes. The Partnership will face partial recapture of credit.

Results of Operations-con't

The properties owned by Haven Park Partners II, A California LP (Glenhaven Park II) continue to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. As a result of the efforts of the new Management Company, occupancy levels have improved The property has filed for welfare tax exemption, and is currently awaiting a decision by the state. If granted, tax exemption will have a positive effect on cash flow. Physical occupancy at Haven Park II has stabilized at 100% through the fourth quarter of 2001.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000 San Mar Properties of Fresno, CA assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing, LLC, assumed the General Partner interest effective December 31,2000. The Operating Partnerships are not operating at breakeven. The property has filed for welfare tax exemption, and is currently awaiting a decision by the state. If granted,the tax exemption will have a positive effect on cash flow. Occupancy at each property has stablized as a result of the efforts of the new Management Company. As of December 31, 2001 physical occupancy at both Haven Park III and Haven Park IV was 100%.

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

Summer Lane Limited Partnership has historically suffered from low occupancy and consequently negative cash flow. The average occupancy for 2001 was 72%. The primary cause of the low occupancy has been a lack of rental assistance. The Operating General Partner was recently able to secure an additional 5 units of rental assistance for this property from Rural Development. As a result, the property achieved 100% occupancy as of February 1, 2002. The real estate taxes are current but were paid by Rural Development for 2000 as a result of inadequate cash flow from the property. The property will repay Rural Development during 2002. There were no deposits made to the replacement reserve account in 2001. The General Partner is currently in negotiations with Rural Development in an attempt to restructure the mortgage to reduce the payments as well as trying to receive a rehabiliation loan.

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: February 20, 2002	By:	/s/ John P. Manning

John P. Manning