Form 10-K
period 2002-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2002-07-12
CIK 853566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2002 or

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-19443

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	04-3066791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES  ☒                   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:

Form 10-K Parts	Document

Parts I, III	October 25, 1989 Prospectus, as supplemented
Parts II, IV

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

Form 10–K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2001

PART I

Item 1.    Business

Organization

Boston Capital Tax Credit Fund II Limited Partnership (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 28, 1989. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund’s general partner was reorganized as follows.  The General Partner of the Fund continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership.  The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation.  John P. Manning is the principal of Boston Capital Partners, Inc. and C&M Management Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly–owned by John P. Manning.

The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Partnership and will not engage in any other business.  Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner have been assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Partnership including rights to a percentage of the income, gains, losses,deductions, credits and distributions of the Partnership.

A Registration Statement on Form S–11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective October 25, 1989 in connection with a public offering (“Offering”) in series 7, 9 through 12, and 14.  The Partnership raised $186,337,517 representing a total of 18,679,738 BACs. The Partnership completed sales of BACs in all Series on January 27, 1992.

Description of Business

The Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which owns or leases and operates an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Partnership invested owns Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.

Each Apartment Complex has qualified for the low–income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 67 to 92 of the Prospectus, as supplemented, under the caption “Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2002, the Partnership had invested in a total of 307 Operating Partnerships; 14 Operating Partnerships on behalf of Series 7, 54 Operating Partnerships on behalf of Series 9, 45 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53 Operating Partnerships on behalf of Series 12, and 101 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Partnership are to:

(1)           preserve and protect the Partnership’s capital;

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

(3)                                 provide capital appreciation (except with respect to the Partnership’s investment in certain Non-Profit Operating Partnerships) through increases in value of the Partnership’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes;

(4)                                 Provide cash distributions (except with respect to the Partnership’s investment in certain Non-Profit Operating Partnerships) from a Capital Transaction as to the Partnership.  The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value.  The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions; and

(5)                                 provide, on a current basis and to the extent available, cash distributions from the operations of the Apartment Complexes (no significant amount of which is anticipated).

The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus, as supplemented, under the caption “Business Objectives and Investment Policies, “ which is incorporated herein by reference.

Item 2.  Properties

The Partnership has acquired a Limited Partnership Interest in each of the 307 Operating Partnerships in 6 series identified in the table set forth below.  In each instance the Apartment Complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set–Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8–K filed during the past fiscal year.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF March 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

The Bowditch School Lodging House	Jamaica Plain, MA	50	$ ,594,613	12/89	12/89	100%	$606,390

Briarwood Apartments	Cameron, MO	24	617,506	12/89	12/89	100%	157,254

Buckner Properties	Buckner, MO	24	613,627	12/89	3/89	100%	146,287

Creekside Apartments	Vandergrift, PA	30	1,079,680	6/89	9/89	100%	247,790

Deer Hill II Apartments	Huntersville, NC	40	1,465,255	2/90	5/89	100%	333,370

Hillandale Commons	Lithonia, GA	132	4,677,372	12/89	1/90	100%	1,138,907

Leo A. Meyer Senior Citizen Housing	King City, CA	44	1,658,088	6/90	11/89	100%	893,708

Lebanon Properties II	Lebanon, MO	24	568,199	12/89	7/89	100%	136,440

Oak Grove Estates	Oak Grove, MO	20	479,763	12/89	9/89	100%	113,188

Oakview Apartments	Delta, OH	38	1,115,902	12/89	10/89	100%	258,264

Metropole Apartments	Miami Beach, FL	42	2,063,302	12/89	12/89	100%	694,581

Rosenberg Apartments	Santa Rosa, CA	77	1,762,198	2/90	1/92	100%	1,943,360

Westwood Square Apartments	Moore Head City, NC	36	1,398,393	7/90	7/90	100%	117,286

Winfield Properties II	Winfield, MO	24	604,295	12/89	5/89	100%	142,525

Boston Capital Tax Credit Fund II Limited Partnership – Series 9

PROPERTY PROFILES AS OF March 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Azalea Village Apartments	Crawford, GA	24	$634,662	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,172,556	4/90	5/90	91%	290,403

Bent Creek Apartments II	Crest View, FL	24	702,406	6/90	5/90	100%	164,534

Big Lake Seniors	Big Lake, TX	20	552,504	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	513,765	12/93	9/94	100%	98,561

Breezewood Village Phase I	Kissimmee, FL	86	2,763,846	4/90	4/90	100%	831,650

Breezewood Village II	Kissimmee, FL	42	1,416,584	5/90	5/90	100%	416,268

Cambridge Manor	Madison, FL	36	1,122,781	4/90	1/90	100%	268,523

Corinth Senior Housing	Corinth, NY	40	1,475,406	4/90	2/90	100%	384,000

Cotton Mill Apartments	Stuart, VA	40	1,460,336	10/92	7/93	100%	271,351

Country Hill Apts.	Cedar Rapids, IA	166	4,363,886	4/90	6/90	100%	3,471,607

Country Lane Apts.	Blakely, GA	32	1,019,050	5/90	5/90	100%	211,916

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Fawn River Apartments	Sturgis, MI	100	$3,666,592	10/90	10/90	98%	$971,446

Garden Lake Apartments	Immokalee, FL	65	2,174,436	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	700,187	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,479,503	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,478,516	6/90	8/90	100%	276,203

Greenwich Senior Housing	Greenwich, NY	36	1,468,638	4/90	2/90	97%	340,000

Grifton Manor Apts.	Grifton, NC	40	1,235,640	9/93	2/94	100%	261,645

Hacienda Villa Apartments	Firebaugh, CA	120	3,728,188	4/90	1/90	100	1,343,294

Haines City Apartments	Haines City, FL	46	1,424,546	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	949,582	10/92	9/92	95%	193,830

Hill St. Commons	South Paris, ME	25	1,474,087	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,378,316	3/90	6/90	100%	313,200

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Le Grand Apts.	Le Grand, CA	34	$1,719,474	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,467,830	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,465,348	5/90	3/90	100%	321,908

Maywood Apartments	Corning, CA	40	1,487,946	3/90	7/90	100%	365,280

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,837,449	9/90	10/90	100%	1,116,284

Mill Pond Apartments	Brooklyn, MI	36	1,098,352	5/90	5/90	100%	250,175

Pinewoods Apartments	Springfield, IL	168	4,147,405	6/90	6/91	100%	1,258,700

Pine Ridge Place	Polkton, NC	16	633,643	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	614,236	12/93	7/93	100%	144,839

Port Crossing	Portage, IN	160	3,604,745	3/90	4/90	100%	2,733,580

Putney Meadows Apts	Putney, VT	28	1,412,066	12/92	5/93	100%	374,495

Quail Hollow Apartments	Homerville, GA	54	1,455,741	5/90	1/90	100%	363,353

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Quail Hollow II	Raleigh, NC	36	$1,392,084	7/90	9/90	100%	$313,521

Rainbow Gardens Apartments	Dunnellon, FL	36	1,202,780	12/92	6/93	100%	236,763

Raitt Street Apts.	Santa Ana, CA	6	823,759	5/93	8/93	100%	416,200

School St. Apts. II	Marshall, WI	24	654,712	6/93	6/93	100%	652,967

Scottsville Hollow	Scottsville, NY	36	1,414,619	5/90	5/90	100%	304,060

Somerset Apartments	Antioch, CA	156	5,314,755	3/90	3/90	100%	3,920,000

St. Paul’s Apartments	St. Paul, NC	32	1,254,234	5/90	9/90	100%	263,165

Surry Village II	Surry, VA	24	801,888	5/90	1/90	100%	157,002

Tappahannock Greens Apts.	Tappahannock, VA	40	1,490,655	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,459,106	9/90	11/90	100%	300,033

The Warren St. Lodging House	Boston, MA	19	721,934	3/90	5/90	100%	460,900

Twin Oaks Apartments	Raeford, NC	28	1,130,179	5/90	5/90	100%	275,894

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Ventura Village	Hernando, FL	53	$1,472,694	6/90	7/90	100%	$473,300

Village Oaks Apartments II	Live Oak, FL	24	725,816	6/90	2/90	100%	164,291

Warrensburg Estates	Warrensburg, MO	32	785,198	4/90	4/90	100%	181,849

Westside Apartments	Providence, RI	40	2,341,154	6/90	12/90	100%	1,777,738

Westwood Square Apartments	Moorehead City, NC	36	1,398,393	7/90	7/90	100%	195,391

Wilmington Housing	Wilmington, NY	24	1,040,928	8/90	8/90	100%	237,279

Boston Capital Tax Credit Fund II Limited Partnership – Series 10

PROPERTY PROFILES AS OF March 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Athens Park Apartments	Athens, AL	48	$1,325,645	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	727,810	8/89	11/90	100%	168,234

Baytree Apartments	Richlands, NC	24	949,539	11/88	7/90	100%	210,999

Benchmark Apartments	China Grove, NC	24	1,104,182	11/88	7/90	100%	223,328

Berkshire Apartments II	Wichita, KS	66	1,701,408	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	950,389	11/90	10/90	100%	205,470

Briarwood Apartments	Middleburg, FL	52	1,469,312	8/90	8/90	100%	509,251

Butler Manor Apartments	Morgantown, KY	16	498,527	12/90	2/91	100%	119,952

Campbell Creek Apartments	Dallas, GA	80	1,427,067	12/91	10/90	100%	735,000

Candlewick Place	Monroeville, AL	40	1,244,555	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	765,859	5/93	5/93	100%	180,800

Charlton Court Apartments	Folkston, GA	40	1,189,431	12/92	1/93	100%	263,520

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Chuckatuck Square	Suffolk VA	42	$1,441,053	11/90	2/90	100%	$320,900

Cloverleaf Apartments	Bishopville, SC	24	847,511	11/90	4/90	100%	153,900

CloverleafApts., Phase II	Bishopville, SC	24	866,553	11/90	4/90	100%	160,761

Connellsville Heritage Apts.	Connellsville, PA	36	1,355,379	11/90	3/90	100%	325,460

Freedom Apartments	Ford City, PA	28	1,041,197	11/90	9/90	100%	262,791

Hartway Apts.	Munfordville, KY	32	905,471	7/90	6/90	100%	239,041

Hilltop Terrace	Kingsland, GA	54	1,475,287	8/90	7/90	100%	455,851

Indian Run Village	S. Kingston RI	114	1,140,286	4/93	7/93	100%	604,867

Ironton Estates	Ironton, MO	24	616,545	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	985,388	11/92	12/92	100%	192,347

Longview Apartments	Maysville, NC	24	864,689	11/88	8/90	100%	195,837

Maidu Village	Roseville, CA	81	1,937,506	3/91	12/91	100%	470,000

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Mann Estates	Indianapolis, IN	132	$3,168,652	7/90	10/90	100%	$1,980,000

Meadowbrook Lane Apartments	Americus, GA	50	1,464,168	9/90	3/90	100%	336,264

Melrose Lane Apartments	Great Falls, SC	24	893,922	11/90	10/90	100%	203,645

Mercer Manor	Mercer, PA	26	900,920	11/90	8/90	96%	220,450

Pecan Village Apartments	Ellaville, GA	30	779,676	7/90	2/90	100%	221,856

Piedmont Hills	Forsyth, GA	50	1,445,460	7/90	9/90	100%	439,958

Pine View Apartments	Perry, FL	29	952,742	9/90	12/90	100%	277,405

Pines by the Creek Apts.	Newnan, GA	96	1,694,432	12/90	10/90	100%	890,000

Pine Grove Apts.	Ackerman, MS	24	560,718	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	971,479	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	667,025	7/90	7/90	100%	147,480

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Springwood Park Apartments	Durham, NC	100	$2,869,661	3/91	5/91	100%	$1,000,000

Stockton Estates	Stockton, MO	20	510,360	2/93	1/93	100%	120,352

Stratford Square Apartments	Brundidge, AL	24	745,201	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,469,788	11/92	3/93	100%	246,230

Summerwood Apartments	West Des Moines, IA	86	2,235,039	7/90	7/90	100%	2,015,183

Sunmark Apartments	Morgantown, KY	24	762,611	8/90	12/90	100%	176,669

Village Commons	Lawton, MI	58	1,474,988	11/90	6/90	100%	323,665

Washington Heights Apartments, IV	Bismarck, ND	24	479,474	11/90	7/90	100%	381,010

Woods Hollow Apartments	Centreville, MI	24	626,522	11/90	2/90	100%	132,700

Woodside Apartments	Lisbon, ME	28	1,469,003	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF March 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Academy Hill Apartments	Ahoskie, NC	40	$1,365,122	2/91	2/91	100%	$319,224

Aspen Square Apartments	Tazewell, VA	60	1,819,239	11/90	11/90	100%	356,495

Bridgeview Apartments	Emlenton, PA	36	1,352,060	12/90	12/89	100%	327,257

Buckeye Senior Apartments	Buckeye, AZ	41	1,328,889	12/90	8/90	100%	311,480

Campbell Creek Apartments	Dallas, GA	80	1,427,067	12/90	10/90	100%	142,000

Cambridge Manor Apartments	Macon, MS	47	1,606,050	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	948,349	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,165,033	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	290,506	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	3,976,606	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	575,887	11/90	9/90	100%	133,790

Eldon Est. II	Eldon, MO	24	574,654	12/90	11/90	100%	131,340

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Eldon Manor	Eldon, MO	24	$554,841	12/90	11/90	100%	$241,980

Elmwood Manor Apartments	Eutaw, AL	47	1,608,942	5/93	12/93	100%	333,440

Fairridge Lane Apartments	Denmark, SC	24	763,645	11/90	6/90	100%	209,326

Fairridge Village Apartments	Denmark, SC	24	811,061	11/90	6/90	100%	186,381

Farmerville Square Apts.	Farmerville, LA	32	960,627	1/91	4/91	100%	212,280

Forest Glade Apartments	Wauchula, FL	50	1,470,456	12/90	12/90	100%	420,565

Franklin School	Great Falls, MT	40	1,222,427	10/90	12/91	100%	1,453,270

Hilltop Apts.	Los Lunas, NM	40	1,407,490	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	891,962	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	909,762	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,019,904	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	920,585	12/90	12/90	100%	198,460

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Lakewood Village Apartments	Lake Providence, LA	32	$946,209	1/91	5/91	100%	$223,827

Licking Apartments	Licking, MO	16	402,647	11/91	3/92	100%	90,436

London Arms	Miami Beach, FL	58	2,666,959	12/90	12/90	100%	937,961

Maidu Village	Roseville, CA	81	1,937,506	3/91	12/91	100%	530,000

Nevada Manor	Nevada, MO	24	642,116	11/90	10/90	100%	143,270

Oatka Meadows	Warsaw, NY	24	911,081	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,221,708	12/90	12/90	100%	522,999

Pines by the Creek Apartments	Newnan, GA	96	1,694,432	12/90	10/90	100%	245,000

Sandy Pines Manor	Punta Gorda, FL	44	1,468,872	12/90	7/90	100%	399,977

Sierra Springs Apartments	Tazewell, VA	36	1,165,878	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,466,842	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	775,508	12/90	9/90	100%	206,888

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Walnut Village Apartments	Manning, SC	24	$832,256	11/90	11/90	100%	$183,244

Washington Manor Apartments	Washington, LA	32	949,392	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,381,385	1/91	4/91	100%	329,130

Windsor Apts.	Metter, GA	53	1,454,553	12/92	5/93	100%	248,207

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Bowman Village Apartments	Bowman, GA	24	$659,868	6/91	10/91	100%	$139,879

Brandywood Apartments	Oak Creek, WI	54	1,695,556	12/91	9/91	100%	1,532,506

Brentwood Manor Apartments	Clarkson, KY	24	739,464	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,224,452	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	551,125	6/91	7/91	100%	458,800

Bucksport Park Apartments	Bucksport, ME	24	1,359,565	6/91	8/91	100%	334,600

Campbell Creek Apartments	Dallas, GA	80	1,427,067	3/91	10/90	100%	593,000

Cananche Creek Apartments	Norton, VA	36	1,224,824	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	646,586	10/91	6/92	100%	161,452

Clymer House Apartments	Clymer, PA	26	1,106,510	6/91	10/91	100%	254,097

Corcoran Garden Apartments	Corcoran, CA	38	1,511,794	2/91	11/90	100%	432,438

Cornish Park	Cornish, ME	25	1,443,007	6/91	6/91	100%	333,000

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Crescent City Senior Apartments	Crescent City, CA	38	$1,848,694	3/91	3/91	100%	$474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,334,367	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	748,040	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	600,869	12/91	7/92	100%	150,033

Franklin House Apts.	Liberty, MO	21	285,710	5/93	1/88	100%	137,836

Hamilton Village Apartments	Preston, GA	20	564,376	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,398,326	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,019,904	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	728,395	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	908,833	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	655,927	10/91	5/92	100%	149,058

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Los Caballos II Apts.	Hatch, NM	24	$742,406	7/91	8/91	100%	$164,740

Marlboro Place Apartments	Bennettsville, SC	24	828,803	3/91	2/91	100%	192,779

Melville Plaza Apartments	Melville, LA	32	884,643	7/91	10/91	100%	178,564

Nanty Glo House Apartments	Nanty Glo, PA	36	1,463,281	6/91	7/91	100%	353,000

Newport Village	Franklin, VA	48	1,473,415	4/91	11/90	100%	355,000

Oakleigh Apartments	Abbeville, LA	32	905,623	8/91	3/92	100%	178,716

Oak Street Apartments	Scott City, MO	24	594,126	6/91	11/91	100%	138,149

Oakwood Apartments	Mamou, LA	32	899,410	8/91	1/92	100%	180,819

Pines by the Creek Apartments	Newnan, GA	96	1,694,432	3/91	10/90	100%	645,000

Pinewoods Apartments	Springfield, IL	168	4,147,405	7/91	6/91	100%	2,880,000

Portales Estates	Portales, NM	44	1,427,614	7/91	7/91	100%	365,100

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Prairie West Apts. III	West Fargo, ND	24	$493,859	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	895,108	4/91	1/91	100%	180,186

River Reach Apts.	Crystal River, FL	41	1,354,522	5/91	5/91	100%	351,421

Rockmoor Apartments	Banner Elk, NC	12	557,983	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	661,717	5/91	5/91	100%	145,606

Springwood Park Apartments	Durham, NC	100	2,869,661	3/91	5/91	100%	374,349

Spring Mountain Apartments	Pahrump, NV	33	1,352,698	5/91	4/91	97%	290,406

Stonegate Manor	Perry, FL	36	1,001,516	5/91	12/90	100%	274,321

Summit Ridge Apartments	Palmdale, CA	304	8,616,407	10/92	12/93	100%	3,674,306

Turner Lane Apartments	Ashburn, GA	24	715,355	5/91	7/91	100%	147,090

Union Baptist Plaza Apartments	Springfield, IL	24	394,206	5/91	4/91	100%	432,648

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Uptown Apartments	Salyersville, KY	16	$516,925	5/91	3/91	100%	$121,700

Villas of Lakeridge	Eufala, AL	18	527,484	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,359,878	4/91	1/91	100%	310,510

Windsor Court II	Windsor, VA	24	727,162	4/91	11/90	100%	169,347

Woodcrest Manor Apartments	Woodville, MS	24	704,044	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	1,004,442	10/91	4/92	100%	229,601

Woodside Apartments	Grove City, PA	32	1,145,139	4/91	3/91	96%	229,291

Yorkshire Townhome Apts.	Fort Smith, AR	50	739,073	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Ada Village Apts.	Ada, OK	44	$1,023,322	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,581,256	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	917,651	1/92	12/91	100%	201,300

Bethel Park Apartments	Bethel, ME	24	1,476,175	12/91	3/92	100%	324,100

Blanchard Senior Apts. II	Blanchard, LA	24	592,190	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	214,320	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,133,527	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	860,260	1/92	3/92	100%	186,065

Briarwood Apartments Ph II	Middleburg, FL	50	1,478,312	2/92	4/92	100%	293,694

The Bridge Building	New York, NY	15	0	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	719,051	7/91	11/90	100%	160,600

Burnt Ordinary Village	Toano, VA	22	703,524	7/91	7/91	100%	159,400

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Carleton Court Apartments	Providence RI	46	$2,854,920	12/91	12/91	100%	$1,496,922

Carriage Run Apartments	Emporia, VA	40	1,304,670	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,256,302	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,403,571	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	689,768	8/91	7/91	100%	198,275

College Green	Chili, NY	110	3,727,860	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	537,773	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	649,040	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	972,906	11/91	10/91	100%	922,350

Countryside Fulton, Manor	MS	24	659,764	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,151,284	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	864,103	7/92	1/93	100%	186,000

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Duncan Village Apts.	Duncan, OK	48	$1,115,141	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,185,698	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,416,011	2/92	1/92	91.67%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	617,982	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	688,098	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	885,050	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	920,293	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,427,350	1/92	6/91	100%	226,000

Glenhaven Park	Merced, CA	12	632,477	1/94	6/90	100%	125,000

Glenhaven Park II	Merced, CA	15	478,594	1/94	6/89	100%	365,925

Glenhaven Park III	Merced, CA	15	481,049	1/94	12/89	100%	225,500

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Glenhaven Estates	Merced, CA	13	$386,792	1/94	6/89	100%	$134,000

Green Village Apts. II	Standardsville, VA	16	580,497	4/92	11/91	100%	99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,118,353	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	781,163	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,467,086	7/92	9/92	97%	311,775

Hessmer Village Apartments	Hessmer, LA	32	901,453	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	876,333	9/91	1/92	100%	184,900

Hunters Run Apartments	Douglas, GA	50	1,432,859	12/91	2/92	100%	322,368

Independence Apartments	Mt. Pleasant, PA	28	1,073,357	8/91	6/91	100%	223,100

Indian Creek Apartments	Kilmarnock, VA	20	779,814	7/91	4/91	100%	174,400

Jarratt Village Apartments	Jarratt, VA	24	824,066	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	162,708	1/93	12/93	100%	24,365

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

La Gema del Barrio Apts.	Santa Ana, CA	6	$666,429	6/92	8/92	100%	$458,000

Lafayettee Gardens Apartments	Scott, LA	56	1,072,679	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,977,478	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,531,918	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	3,581,317	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,471,686	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	206,498	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,937,506	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion, LA	32	995,087	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	214,490	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,129,963	12/91	12/91	100%	432,320

Navapai Apartments	Prescott Valley, AZ	26	875,279	6/91	4/91	100%	207,330

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Nevada City Senior Apartments	Grass Valley, CA	60	$3,517,433	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	930,459	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,471,179	8/91	2/92	100%	285,371

Northridge Apartments	Arlington, TX	126	2,038,762	1/92	2/92	98%	741,300

Oak Ridge Apartments	Crystal Springs, MS	40	1,293,407	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	844,543	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	680,984	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	996,969	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	974,412	10/91	3/92	100%	199,311

Pittsfield Park Apartments	Pittsfield, ME	18	1,037,236	12/91	6/92	100%	237,300

Plantation Apartments	Richmond Hill, GA	49	1,406,916	12/91	11/91	100%	320,858

Portville Square Apartments	Portville, NY	24	901,745	3/92	3/92	100%	198,100

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Prague Village Apts.	Prague, OK	8	$108,754	1/93	3/93	100%	$21,373

Rainbow Commons Apartments	Marshfield, WI	48	714,379	9/91	6/91	100%	1,126,901

Rainier Manor Apartments	Mt. Rainier, MD	104	2,574,135	3/92	1/93	100%	1,190,350

Rosenberg Hotel	Santa Rosa, CA	77	1,762,198	12/91	1/92	100%	1,850,000

Rosewood Manor Apartments	Ellenton, FL	43	1,427,118	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,352,445	1/92	10/91	100%	588,965

Lakeside Manor Apartments	Schroon Lake, NY	24	1,054,256	11/91	1/92	96%	249,349

Smithville Properties	Smithville, MO	48	1,234,354	2/92	5/91	100%	285,384

Snow Hill Ridge Apartments	Raleigh, NC	32	1,183,251	10/91	12/91	100%	307,524

Somerset Apartments	Antioch, CA	156	5,314,755	8/92	3/90	100%	1,026,542

Spring Creek Village	Derby, KS	72	1,669,998	6/91	9/91	100%	1,634,760

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Spring Valley Apartments	Lexington Park, MD	128	$4,778,694	11/91	12/92	100%	$2,877,811

Springwood Park Apartments	Durham, NC	100	2,869,661	10/91	5/91	100%	374,349

Summer Lane Apartments	Santee, SC	24	853,702	7/91	11/91	100%	176,291

Summit Ridge Apartments	Palmdale, CA	304	8,616,407	10/92	12/93	100%	1,236,600

Titusville Apartments	Titusville PA	30	1,229,069	12/91	1/92	100%	280,829

Townview Apartments	St.Mary’s, PA	36	1,368,299	9/91	10/91	100%	315,700

Tyrone House Apartments	Tyrone, PA	36	1,470,692	12/91	1/92	100%	349,800

Valley Ridge Senior Apartments	Central Valley, CA	38	1,808,096	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,369,570	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,439,183	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	693,160	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,160,144	7/91	8/91	100%	295,250

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02

Wesley Village Apartments	Martinsburg, WV	36	$1,301,167	10/91	6/92	100%	$266,253

Westside Apartments	Louisville, MS	33	794,697	3/92	1/92	100%	191,014

Wildwood Terrace Apartments	Wildwood, FL	40	1,253,794	10/91	10/91	100%	281,647

Woodside Apartments	Belleview, FL	41	1,203,165	11/91	10/91	100%	268,500

Wynnewood Village Apts.	Wynnewood, OK	16	389,601	1/93	11/93	100%	67,443

Yorkshire Corners	Delevan, NY	24	916,620	8/91	9/91	100%	191,500

Zinmaster Apartments	Minneapolis, MN	36	1,769,691	1/95	1/88	100%	150,000

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Partnership Interests and Related Partnership Matters

(a)           Market Information

The Partnership is classified as a limited partnership and thus has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)           Approximate number of security holders

As of March 31, 2002, the Partnership has 11,398 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 817 investors holding 1,036,100 BACs, Series 9 consists of 2,207 investors holding 4,178,029 BACs, Series 10 consists of 1,618 investors holding 2,428,925 BACs, Series 11 consists of 1,365 investors holding 2,489,599 BACs, Series 12 consists of 1,884 investors holding 2,972,795 BACs, and Series 14 consists of 3,504 investors holding 5,574,290 BACs at March 31, 2002.

(c)           Dividend history and restriction

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 2002.

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

Item 6.    Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2002. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998
Operations

Interest & other Inc	$53,149	$61,179	$92,529	$110,392	$42,913

Share of Loss Of Operating Partnerships	(5,815,333)	(5,981,076)	(5,998,233)	(7,498,353)	(8,573433)

Operating Exp	(2,639,786)	(2,834,858)	(2,701,882)	(3,177,618)	(2,783,041)

Net Loss	$(8,401,970)	$(8,754,755)	$(8,607,586)	$(10,565,579)	$(11,313,561)

Net Loss per BAC	$(.45)	$(.46)	$(.46)	$(.56)	$(.60)

Balance Sheet

Total Assets	$38,568,793	$44,443,818	$50,584,819	$56,648,106	$64,633,488

Total Liabilites	$24,871,101	$22,344,156	$19,730,402	$17,186,103	$14,605,906

Capital	$13,697,692	$22,099,662	$30,854,417	$39,462,003	$50,027,582

Other Data

Credit per BAC for the Investors Tax Year, for the twelve months ended December 31, 2001, 2000, 1999, 1998 and 1997*	$.74	$1.19	$1.23	$1.39	$1.40

Credit per BAC is a weighted average of all the Series.  Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series.  For more detailed information refer to Item 7. Results of Operations.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2002 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2002 the Partnership accrued $2,494,377 in annual partnership management fees.  As of March 31, 2002 the accrued partnership management fees totaled $24,137,301.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

An affiliate of the general partner has advanced $401,715 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $14,500 was advanced during the fiscal year ended March 31, 2002 to Series 7.  The allocation of the total advanced through March 31, 2002, to four of the six series is as follows:  $161,547 to Series 7, $4,960 to Series 9,$62,550 to Series 12 and $172,658 to Series 14.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 14 Operating Partnerships in an aggregate amount of $7,774,651.  The Partnership has completed payment of all installments of its capital contributions to all Operating Partnerships.  Series 7 net offering proceeds in the amount of $8,525 remain in working capital.

(Series 9).       The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing  4,178,029 BACs from investors admitted as BAC Holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 54 Operating Partnerships in an aggregate amount of $31,605,286.  The Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  Series 9 net offering proceeds in the amount of $313,102 remain in working capital.

(Series 10).     The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455.  The Partnership has completed payment of all installments of its capital contributions to all of the Operating Partnerships.  Series 10 net offering proceeds in the amount of $146,926 remain in working capital.

(Series 11).     The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

During the fiscal year ended March 31, 2002, the Partnership did not use any of Series 11’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372.  The Partnership has completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships.  Series 11 net offering proceeds in the amount of $419,241 remain to be used by the Partnership to pay outstanding installments of capital contributions to one Operating Partnership and to fund working capital expenses.

(Series 12).     The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2002, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  The Partnership has completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships.  Series 12 net offering proceeds in the amount of $48,058 remain to be used by the Partnership to pay outstanding installments of capital contributions to two Operating Partnerships and to fund working capital expenses.

(Series 14).     The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2002, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328.  The Partnership has completed payment of all installments of its capital contributions to 88 of the 101 Operating Partnerships.  Series 14 net offering proceeds in the amount of $608,524 remain to be used by the Partnership to pay outstanding installments of capital contributions to Operating Partnerships and to fund working capital expenses.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee charged to operations for the fiscal years ended March 31, 2001 and 2000 was $2,258,377 and $2,283,282, respectively. The amount is anticipated to decrease in subsequent fiscal years as the Operating Partnerships begin to pay annual partnership management fees and reporting fees to the Partnership. The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

All series in Boston Capital Tax Credit Fund II Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 2000 to 2001.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2000 to 2001 results from the fact that a large number of the Operating Partnerships are in their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

(Series 7).       As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $733,886 and $739,261, respectively, in passive income tax losses that were passed through to the investors, and also provided $.30 and $.51, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 7 was $263,837 and $478,143, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 Series 7 reflects a net income (loss) from Operating Partnerships of $103,758 and $(43,679), respectively, adjusted for depreciation which is a non-cash item.  The improved operations are mainly the result of an increase in rental income due to improved occupancy at one of the Operating Partnerships and insurance collection proceeds recorded to other income at another of the Operating Partnerships.

The city of Miami Beach issued a safety and health violations notice to Metropole Apartments Associates LP (Metropole Apartments) in the fourth quarter of 2000. The Operating General Partner evaluated the issue, conducted a needs assessment on the property, provided funding for corrective actions and has addressed as many of the issues as possible. At this time the management company reports that the issues have been satisfactorily addressed. The Residential section of the property has now achieved an occupancy rate of 95% and rent collections are strong. In addition, the leasing activity remains very strong. The Investment General Partner will continue to monitor this partnership.

(Series 9).       As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 99.8% and 99.6%, respectively. The series had a total of 55 properties as of March 31, 2002, of which 52 were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,940,626 and $3,100,353, respectively, in passive income tax losses that were passed through to the investors, and also provided $.27 and $.81, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, the Investments in Operating Partnerships for Series 9 was $4,855,583 and $6,138,711, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 Series 9 reflects a net income from Operating Partnerships of $251,551 and $915,412, respectively, adjusted for depreciation which is a non-cash item.  The reduction in adjusted net income is mainly the result of the change in operations for two of the operating partnerships.  One of the Operation Partnerships reported other income in the prior year that resulted from the write-off of previously accrued management fees. Another Operating Partnerships had a significant increase in maintenance expenses in the current year due to costs for repairs to the roof, parking lot and HVAC units.

In April of 2000, School Street II Limited Partnership (School Street Apts. II) inserted Marshall School Street II, LLC as the Operating General Partner and property management company.  Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During 2001, the averaged occupancy was 98% and the first quarter of 2002 averaged 99%.  The improved occupancy and tenant selection criteria increased cash flow significantly in 2001, but operations remained below breakeven due to high operating expenses.  During 2001 operating expenses declined by 26% versus 2000.  The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 62% for the year 2001. During the first quarter 2002 occupancy averaged 63%.  As a result of the high vacancy rate it is not anticipated that the property will achieve breakeven operations in 2002. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property.  Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated below breakeven during the first quarter of 2002.  The main reason for the operating deficits was low occupancy, which averaged 69% for the quarter.  At March 31, 2002, however, occupancy had increased to 78%.  The poor occupancy was the result of the public’s inaccurate perception that the property is a nursing home.  In addition, occupancy has been impacted by the lack of rental assistance and increased competition.  Current management, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property.  The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy.  Payment of the management fee has been deferred in order to keep the taxes, insurance and mortgage for the property current.

(Series 10).     As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 99.9%. The series had a total of 45 properties at March 31, 2002, of which 44 were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000 the series, in total, generated $1,575,629 and $1,084,847, respectively, in passive income tax losses that were passed through to the investors, and also provided $.40 and $1.30, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, the Investments in Operating Partnerships for Series 10 was $5,996,854 and $6,416,705, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 Series 10 reflects net income from Operating Partnerships of $1,220,310 and $1,270,053, respectively, adjusted for depreciation which is a non cash item.

The 1999, 2000 and 2001 audited financial statements for Chuckatuck Square (Chuckatuck Square) were prepared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property had suffered from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property was delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development (RD) that allowed for reduced debt service payments. The workout plan called for funding reserves to cover preparation of vacant units, payment of insurance and real estate taxes, reduction in monthly debt service and rental assistance for existing residents to reduce collection problems.  In addition, the plan required quarterly reports to be submitted to RD as to the progress of the workout plan. As part of the workout plan, the partnership entered into a supplementary payment agreement with RD that called for twenty-four monthly payments of interest only in the amount of $622, beginning in January 2000. As of December 31 2001, unpaid interest of $28,713 was added to the mortgage payable.  At December 31, 2001 the cumulative unpaid principle and interest, deferred under the plan, amount to $50,513. The management company reports that the property did not have any bad debt expenses in 2001. The twelve-month average occupancy for the year ending December 31, 2001 was 92% with a current occupancy level of 97% as of March 2002.  The property now maintains a small waiting list and anticipates being able to maintain the high occupancy.  The workout plan was concluded at the end of 2001 and was not renewed.  The Operating General Partner continues to work with Rural Development to permanently restructure the loan terms and/or extend the workout agreement.

Lawton Apartments Company Limited Partnership (Village Commons) has historically had occupancy problems, which have resulted in delinquent taxes for the years 1998, 2000, and 2001. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001.  The vouchered funds will be repaid over the remaining years of the mortgage.  Additionally, the local municipality is considering a property tax abatement. Occupancy problems are due to the lack of employment and the high level of affordable housing in the area. As of December 31, 2001 occupancy was 86%, however, the occupancy decreased to 82% by the end of the first quarter of 2002.  The regional property manager expects 90% physical occupancy by the end of July of 2002.  The management company will continue aggressive outreach programs in an attempt to attract prospective tenants. The mortgage, insurance and payables are current.

Centreville Apartments Company Limited (Wood Hollow Apartments) has historically suffered from low occupancy.  For 2001, the occupancy averaged 90%, an increase from the prior year average of 87%.  Occupancy remained unchanged at 90% as of the end of the first quarter of 2002.  The management company believes the primary reasons for low occupancy were the lack of area employment opportunities and a surplus of apartment communities. Aggressive outreach programs have been attracting prospective tenants.  In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998-2001.  The vouchered funds will be repaid over remaining years of the mortgage.  The mortgage, insurance and payables are current.

(Series 11).     As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,815,481 and $1,941,868, respectively, in passive income tax losses that were passed through to the investors, and also provided $.63 and $1.24, respectively, in tax credits per BAC to the investors

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 11 was $6,453,652 and $7,209,128, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 Series 11 reflects net income from Operating Partnerships of $765,008 and $866,415, respectively, adjusted for depreciation which is a non-cash item.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate.  In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships.

Franklin School Associates (Franklin School Apartments) operated below breakeven during the first quarter of 2002. The Operating Partnership is likely to continue to show deficits with respect to operational issues until funds can be obtained for required capital improvements. The Operating General Partner is currently working with the property manager to develop a scope of work and to obtain funds for those improvements. Occupancy for the first quarter 2002 decreased to 83%, down from 90% for all of 2001. After obtaining a 100% occupancy during the first quarter of 2001, the property has had difficulty achieving an occupancy above the low 90’s. The lower than expected occupancy stems from both current conditions at the property and in the local market. In January 2002, the property was cited for housing code violations by the Montana Department of Commerce. The citation letter noted several areas of deferred maintenance that the property manager is working to correct. The Investment General Partner has funded $30,000 through June 2002 to the partnership, and the mortgage, taxes and insurance are all current. In May 2002, a resident of the property was killed by another resident outside the building. The incident resulted in extensive press coverage and has created a sense of unease among many tenants. It is likely that the murder will result in higher turnover and slow leasing in the coming months.

The Operating General Partner of London Arms/Lyn Mar Limited (London Arms Apartments) commissioned a capital needs assessment during the first quarter of 2001.  Several deferred maintenance items were identified and were later targeted for completion.  The management company reports that the work is complete at this time.  The residential section of the property has achieved an occupancy rate of 98% and the leasing activity remains very strong.  The Investment General Partner will continue to monitor this Partnership.

(Series 12).     As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100% and 99.9%, respectively.  The series had a total of 53 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,475,567 and $1,860,719, respectively, in passive income tax losses that were passed through to the investors, and also provided $.96 and $1.45, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, the Investments in Operating Partnerships for Series 12 was $6,265,977 and $7,243,683, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 Series 12 reflects net income from Operating Partnerships of $611,187 and $706,390, respectively, adjusted for depreciation which is a non cash item.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate.  In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions and continues to monitor the partnerships.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses.  The 2000 audited financial statement was prepared assuming the Partnership would continue as a Going Concern.  The Partnership has suffered recurring operating losses and its total liabilities exceed its total assets. The property has a history of high occupancy, however high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven operations.  Due to the lack of cash flow, the 1999 and 2000 property taxes became delinquent and have accrued in the amount of $42,810 plus interest.  In the first quarter of 2002, the Partnership, working with the lender of the first mortgage, utilized reserve funds to bring current the delinquent property taxes.  The lender and Investment Partnership are currently working on a refinance of the existing loan, which will significantly improve the cash flow of the property. The Operating General Partner is actively seeking to transfer its General Partner interest of this property.  Negotiations are on going with the Springfield Housing Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on a continuing basis.

(Series 14).     As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 99.9% and 99.8%, respectively.  The series had a total of 101 properties at March 31, 2002, of which 98 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $4,650,269 and $4,244,173, respectively, in passive income tax losses that were passed through to the investors, and also provided $1.26 and $1.39, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, the Investments in Operating Partnerships for Series 14 was $10,611,855 and $12,834,493, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 Series 14 reflects a net income from Operating Partnerships of $1,326,050 and $1,495,828, respectively, adjusted for depreciation which is a non-cash item.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income.  Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General

Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits.  In February 2001 the property was no longer able to meet the mortgage obligations.  The Operating General Partner with the assistance from the Investment General Partner attempted to restructure the debt, but was unsuccessful.  The Operating General Partner advanced funds to bring five of the mortgage notes current.  The Operating General Partner has agreed to keep these units tax credit compliant.  The mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans.  Therefore, in an attempt to stay of relief from foreclosure on the seven remaining notes, the Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001.  The US Trustee approved cash collateral, which permitted the Partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2002.  The Reorganization Plan involved bringing current one of the seven delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits.  This plan has been successful and shortly after January 15th a motion of dismissal of bankruptcy protection was filed by the General Partner.  The bankruptcy was dismissed in February 2002.  The Operating General Partner and Investment Limited Partner attempted negotiations with the lender to again avoid foreclosure on the remaining units but negotiations were not successful.  The six remaining units were foreclosed upon and removed from the Partnership.  As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000.  The remaining six units are 100% occupied as of May 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003, and is currently awaiting a decision by the state.  If granted, the tax exemption will have a positive effect on the cash flow.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy, however the Operating Partnership continues to operate below breakeven.  Management was able to bring operating expenses to more acceptable levels in 2001, and although the Partnership did not cash flow, the deficit was much smaller than in prior years.  The property has filed for welfare tax exemption.  According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documents.  If the exemption is received, it is expected to be retroactive to 2000 and is expected to have a positive effect on cash flow.  Physical occupancy at Haven Park II has stabilized at 100% through the first quarter of 2002.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy, however the Operating Partnerships are not operating at breakeven.  Operating expenses remain high, and debt service requirements are more than 50% of the operating income.  The Partnerships have filed for welfare tax exemption.  According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documentation.  If the exemption is received, it is expected to be retroactive to 2000.  This is expected have a positive effect on cash flow.  As of March 31, 2002 physical occupancy at Haven Park III and Haven Park IV was 100% and 97%, respectively.

Summer Lane Limited Partnership (Summer Lane Apartments) has historically suffered from low occupancy and consequently negative cash flow. The primary cause of the low occupancy has been a lack of rental assistance.  The Operating General Partner was recently able to secure an additional 5 units of rental assistance for this property from Rural Development. As a result, the property achieved 93% occupancy as March 31, 2002. Operating expenses are within average levels and the condition of the property appears to be exceptional.  The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is making repayment to Rural Development with the monthly mortgage payment. There are no deposits being made to the replacement reserve account. The General Partner has requested that Rural Development restructure the mortgage to reduce the payments and authorize funds for a rehabilitation loan.

Woodfield Commons Limited Partnership (Rainbow Commons Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1993-1998.  The 60-Day letters were the result of an IRS audit of the Operating Partnership’s tenant files.  As a result of their audit, the IRS has proposed an adjustment that would disallow 100% of past and future tax credits.  The adjustment would also include interest and penalties on the past tax credit being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes that the audit is nearing completion, and while an actual settlement has not yet been reached, there is a likelihood that the potential disallowance of 100% of credits could be reduced by 50% or more.  In the absence of a settlement as of the date of this filing, the auditors continue to include a contingency footnote in the annual financial statement (Note H) which is a part of the most recently filed 10-K dated, March 31, 2002.

Recent Accounting Statements Not Yet Adopted

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of the operation of the partnership.

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

(a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.

John P. “Jack” Manning, age 54, is Co-Founder, President and Chief Executive Officer of Boston Capital Corporation where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the Board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President’s Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade.  Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston, and is a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington, D.C.  Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 57, is Executive Vice President of Boston Capital Corporation, Inc. and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD).  He recently served as a member of the National Adjudicatory Council of the NASD.  He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee.  He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.  He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association.  Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc, an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest.

He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of Cognistar Corporation.  He is a leader in the community and serves on the Board of Trustees of Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, the Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors of the Ron Burton Training Village and is on the Board of Corporators of Northeastern University.  He graduated from Northeastern University.

Kevin P. Costello, age 56, is Executive Vice President in charge of corporate investments for Boston Capital Partners, Inc. and serves on the firm’s Operating Committee.  He is responsible for all corporate investment activity and has spent over twenty years in the real estate syndication and investment business.  Mr. Costello’s prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements.  Prior to joining Boston Capital in 1987, he held senior management executive positions in companies associated with real estate syndication as well as in the medical electronics industry.  Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer for Boston Capital Partners, Inc.  Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and formerly served as Chairman of the Finance Committee. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a real estate development firm, served as Manager for Homeowner Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division.  He graduated from the University of Colorado and received his MBA from Northeastern University.

(f)	Involvement in certain legal proceedings.
None

(g)	Promoters and control persons.
None

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2002 fiscal year:

An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2002 was $2,494,377.  Accrued fees are payable without interest as sufficient funds become available.

The Partnership has reimbursed or accrued to an affiliate of the General Partner a total of $71,900 for amounts charged to operations during the year ended March 31, 2002. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.

As of March 31, 2002, 18,679,738 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

(b) Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Partnership. The Partnership’s response to Item 12(a) is incorporated herein by reference.

(c) Changes in control

There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.  There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

Item 13.	Certain Relationships and Related Transactions

(a) Transactions with management and others.

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2002.

(b) Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c) Indebtedness of management.

None.

(d) Transactions with promoters.

Not applicable.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial Statements and Financial Statement Schedules

Independent Auditors’ Report

Balance Sheets, March 31, 2002 and 2001

Statement of Operations, Years ended March 31, 2002, 2001, and 2000.

Statements of Changes in Partners’ Capital, Years ended March 31, 2002, 2001 and 2000.

Statements of Cash Flows, Years ended March 31, 2002, 2001 and 2000.

Notes to Financial Statements, March 31, 2002, 2001 and 2000.

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.       Certificate of Limited Partnership of Boston  Capital Tax Credit Fund II Limited Partnership.  (Incorporated by reference from Exhibit 3 to the Partnership’s Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.       Agreement of Limited Partnership of Boston  Capital Tax Credit Fund II Limited Partnership.  (Incorporated by reference from Exhibit 4 to the Partnership’s Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)

Exhibit No. 10 - Material contracts.

a.       Beneficial Assignee Certificate.  (Incorporated by reference from Exhibit 10A to the Partnership’s Registration Statement No. 33-30145on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)

Exhibit No. 13 -
a. Financial Statements

Exhibit No. 99 - Additional exhibits
a. Schedule III - Real Estate and Accumulated Depreciation and Notes to Schedule III
b. Independent Auditors Reports for Operating Limited Partnerships.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the year ended March 31, 2002

(c) Exhibits
The list of exhibits required by Item 601 of Regulation S-K is included in Item (a)(3).

(d) Financial Statement Schedules
See Item (a) 1 and 2 above.

(e) Independent Auditors’ Reports for Operating Limited Partnerships.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date: July 12, 2002	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 12, 2002	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer)
C&M Management Inc.;
Director, President
(Principal Executive Officer)
BCTC II Assignor Corp.