Form 10-Q
period 2002-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2002-08-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2002

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2002

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

Partners_Capital_Series_7 page 19

Partners_Capital_Series_9 page 19

Partners_Capital_Series_10 page 20

Partners_Capital_Series_11 Page 20

Partners_Capital_Series_12 Page 21

Partners_Capital_Series_14 Page 21

Statement_of_Cash_Flows

THREE Months Ended JUNE 30,

Cash_Flows_Series_7 page 23

Cash_Flows_Series_9 Page 24

Cash_Flows_Series_10 Page 25

Cash_Flows_Series_11 page 26

Cash_Flows_Series_12 page 27

Cash_Flows_Series_14 Page 28

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

Notes_to_Financial_Statements

Note_A_Organization Page 29

Note_B_Accounting_Financial_Reporting Page 29

Note_C_Related_Party_Transaction page 30

Note_D_Investments page 32

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 33

Combined_Statements_Series_9 Page 34

Combined_Statements_Series_10 page 35

Combined_Statements_Series_11 Page 36

Combined_Statements_Series_12 page 37

Combined_Statements_Series_14 Page 38

NOTE_E_TAXABLE_LOSS Page 39

Liquidity page 40

Capital_Resources page 40

Results_of_Operations Page 42

Part_II_Other_Information

Signatures page 49

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 33,247,629	$ 34,447,755

OTHER ASSETS
Cash and cash equivalents	1,270,935	1,132,906
Investements	313,604	411,470
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	983,374	995,515
Other assets	1,063,320	1,037,563
	$37,422,446	$38,568,793

LIABILITIES
Accounts payable	$ 14,241	3,224
Accounts payable affiliates (Note C)	25,236,370	24,608,073
Capital contributions payable (Note D)	259,803	259,804
	25,510,414	24,871,101
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	13,409,627	15,177,430

General Partner	(1,497,595)	(1,479,738)
	11,912,032	13,697,692
	$ 37,422,446	$ 38,568,793

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 223,168	$ 263,836

OTHER ASSETS
Cash and cash equivalents	25,024	8,525
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	77,204	73,704
	$ 325,396	$ 346,065

LIABILITIES

Accounts payable	$ 12,861	$ -
Accounts payable affiliates (Note C)	1,445,724	1,417,866
Capital contributions payable (Note D)	-	-
	1,458,585	1,417,866

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,031,930)	(971,156)

General Partner	(101,259)	(100,645)
	(1,133,189)	(1,071,801)
	$ 325,396	$ 346,065

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$4,607,100	$4,855,581

OTHER ASSETS

Cash and cash equivalents	327,552	215,236
Investments	-	97,866
Notes receivable	-	-
Deferred acquisition costs (Note B)	17,615	17,832
Other assets	237,558	241,754
	$5,189,825	$5,428,269

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,900,231	5,758,079
Capital contributions payable (NoteD)	-	-
	5,900,231	5,758,079

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(342,962)	33,828

General Partner	(367,444)	(363,638)

	(710,406)	(329,810)
	$5,189,825	$5,428,269

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$5,976,681	$5,996,854

OTHER ASSETS
Cash and cash equivalents	51,255	47,305
Investments	99,621	99,621
Notes receivable	-	-
Deferred acquisition costs (Note B)	69,689	70,549
Other assets	42,775	41,769
	$6,240,021	$6,256,098

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,850,396	3,761,520
Capital contributions payable (Note D)	-	-
	3,850,396	3,761,520

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	2,576,542	2,680,445

General Partner	(186,917)	(185,867)
	2,389,625	2,494,578
	$6,240,021	$6,256,098

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,328,397	$ 6,453,652

OTHER ASSETS
Cash and cash equivalents	251,909	262,105
Investments	157,136	157,136
Notes receivable	-	-
Deferred acquisition costs (Note B)	35,322	35,759
Other assets	111,585	99,944
	$ 6,884,349	$ 7,008,596

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,010,294	2,928,874
Capital contributions payable (Note D)	22,528	22,528
	3,032,822	2,951,402

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	4,027,697	4,231,307

General Partner	(176,170)	(174,113)
	3,851,527	4,057,194
	$ 6,884,349	$ 7,008,596

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,068,263	$ 6,265,977

OTHER ASSETS
Cash and cash equivalents	51,655	48,058
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	269,665	272,994
Other assets	116,367	116,367
	$ 6,505,950	$ 6,703,396

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,754,716	3,655,860
Capital contributions payable (Note D)	11,405	11,405
	3,766,121	3,667,265

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	2,969,690	3,263,029

General Partner	(229,861)	(226,898)
	2,739,829	3,036,131
	$ 6,505,950	$ 6,703,396

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 10,044,020	$ 10,611,855

OTHER ASSETS
Cash and cash equivalents	563,540	551,677
Investments	56,847	56,847
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	591,083	598,381
Other assets	477,831	464,025
	$ 12,276,905	$ 12,826,369

LIABILITIES

Accounts payable	$ 1,380	$ 3,224
Accounts payable affiliates (Note C)	7,275,009	7,085,874
Capital contributions payable (Note D)	225,870	225,871
	7,502,259	7,314,969

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	5,210,591	5,939,977

General Partner	(435,945)	(428,577)
	4,774,646	5,511,400
	$ 12,276,905	$ 12,826,369

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 6,461	$ 13,568
Other income	6,959	2,134
	13,420	15,702

Share of loss from Operating Partnerships(Note D)	(1,188,719)	(1,344,547)

Expenses

Partnership management fee (Note C)	528,265	562,852
Professional Fee	51,807	48,246
Amortization	12,139	12,139
General and administrative expenses	18,150	17,806
	610,361	641,043

NET LOSS	$ (1,785,660)	$ (1,969,888)

Net loss allocated to limited partners	$ (1,767,803)	$ (1,950,189)

Net loss allocated general partner	$ (17,857)	$ (19,699)

Net loss per BAC	$ (.51)	$ (.61)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2002	2001

Income
Interest income	$ 44	$ 28
Other income	-	-
	44	28

Share of loss from Operating Partnerships(Note D)	(40,138)	(79,368)

Expenses

Partnership management fee (Note C)	16,585	28,287
Professional Fee	3,492	2,738
Amortization	-	-
General and administrative expenses	1,217	1,079
	21,294	32,104

NET LOSS	$ (61,388)	$ (111,444)

Net loss allocated to limited partners	$ (60,774)	$ (110,330)

Net loss allocated general partner	$ (614)	$ (1,114)

Net loss per BAC	$ (.06)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2002	2001

Income
Interest income	$ 1,004	$ 2,569
Other income	896	252
	1,900	2,821

Share of loss from Operating Partnerships(Note D)	(244,350)	(298,234)

Expenses

Partnership management fee (Note C)	125,669	134,833
Professional fee	8,837	10,543
Amortization	217	217
General and administrative expenses	3,423	3,453
	138,146	149,046

NET LOSS	$ (380,596)	$ (444,459)

Net loss allocated to limited partners	$ (376,790)	$ (440,014)

Net loss allocated general partner	$ (3,806)	$ (4,445)

Net loss per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2002	2001

Income
Interest income	$ 1,144	$ 1,565
Other income	1,168	-
	2,312	1,565

Share of loss from Operating Partnerships(Note D)	(19,942)	(93,837)

Expenses

Partnership management fee (Note C)	76,151	84,853
Professional fee	7,722	6,968
Amortization	860	860
General and administrative expenses	2,590	2,606
	87,323	95,287

NET LOSS	$ (104,953)	$ (187,559)

Net loss allocated to limited partners	$ (103,903)	$ (185,683)

Net loss allocated general partner	$ (1,050)	$ (1,876)

Net loss per BAC	$ (.04)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2002	2001

Income
Interest income	$ 2,247	$ 3,644
Other income	-	1,882
	2,247	5,526

Share of loss from Operating Partnerships(Note D)	(125,256)	(212,862)

Expenses

Partnership management fee (Note C)	72,784	71,190
Professional fee	7,137	6,389
Amortization	436	436
General and administrative expenses	2,301	2,327
	82,658	80,342

NET LOSS	$ (205,667)	$ (287,678)

Net loss allocated to limited partners	$ (203,610)	$ (284,801)

Net loss allocated general partner	$ (2,057)	$ (2,877)

Net loss per BAC	$ (.08)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2002	2001

Income
Interest income	$ 130	$ 311
Other income	150	-
	280	311

Share of loss from Operating Partnerships(Note D)	(196,130)	(167,114)

Expenses

Partnership management fee (Note C)	85,562	88,858
Professional fee	8,587	7,834
Amortization	3,329	3,329
General and administrative expenses	2,974	3,018
	100,452	103,039

NET LOSS	$ (296,302)	$ (269,842)

Net loss allocated to limited partners	$ (293,339)	$ (267,144)

Net loss allocated general partner	$ (2,963)	$ (2,698)

Net loss per BAC	$ (.10)	$ (.09)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2002	2001

Income
Interest income	$ 1,892	$ 5,451
Other income	4,745	-
	6,637	5,451

Share of loss from Operating Partnerships(Note D)	(562,903)	(493,132)

Expenses

Partnership management fee (Note C)	151,514	154,831
Professional Fee	16,032	13,774
Amortization	7,297	7,297
General and administrative expenses	5,645	5,323
	180,488	181,225

NET LOSS	$ (736,754)	$ (668,906)

Net loss allocated to limited partners	$ (729,386)	$ (662,217)

Net loss allocated general partner	$ (7,368)	$ (6,689)

Net loss per BAC	$ (.13)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 15,177,430	$ (1,479,738)	$ 13,697,692

Net income (loss)	(1,767,803)	(17,857)	(1,785,660)

Partners' capital (deficit), June 30, 2002	$ 13,409,627	$ (1,497,595)	$ 11,912,032

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2002	$ (971,156)	$ (100,645)	$(1,071,801)

Net income (loss)	(60,774)	(614)	(61,388)

Partners' capital (deficit) June 30, 2002	$(1,031,930)	$ (101,259)	$(1,133,189)

Series 9
Partners' capital (deficit) April 1, 2002	$ 33,828	$ (363,638)	$ (329,810)

Net income (loss)	(376,790)	(3,806)	(380,596)

Partners' capital (deficit) June 30, 2002	$ (342,962)	$ (367,444)	$ (710,406)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2002	$ 2,680,445	$ (185,867)	$ 2,494,578

Net income (loss)	(103,903)	(1,050)	(104,953)

Partners' capital (deficit) June 30, 2002	$ 2,576,542	$ (186,917)	$ 2,389,625

Series 11
Partners' capital (deficit) April 1, 2002	$ 4,231,307	$ (174,113)	$ 4,057,194

Net income (loss)	(203,610)	(2,057)	(205,667)

Partners' capital (deficit) June 30, 2002	$ 4,027,697	$ (176,170)	$ 3,851,527

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2002	$ 3,263,029	$ (226,898)	$ 3,036,131

Net income (loss)	(293,339)	(2,963)	(296,302)

Partners' capital (deficit) June 30, 2002	$ 2,969,690	$ (229,861)	$ 2,739,829

Series 14
Partners' capital (deficit) April 1, 2002	$ 5,939,977	$ (428,577)	$ 5,511,400

Net income (loss)	(729,386)	(7,368)	(736,754)

Partners' capital (deficit) June 30, 2002	$ 5,210,591	$(435,945)	$ 4,774,646

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,785,660)	$(1,969,888)
Adjustments
Distributions from Operating Partnerships	11,408	2,211
Amortization	12,139	12,139
Share of Loss from Operating Partnerships	1,188,719	1,344,547
Changes in assets and liabilities
(Decrease) Increase in accounts payable	639,314	628,592
Decrease (Increase) in other assets	(25,757)	(3,838)

Net cash (used in) provided by operating activities	40,163	13,763

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	97,866
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	97,866	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,029	13,763

Cash and cash equivalents, beginning	1,132,906	1,545,818

Cash and cash equivalents, ending	$ 1,270,935	$ 1,559,581

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2002	2001
Cash flows from operating activities:

Net Loss	$ (61,388)	$ (111,444)
Adjustments
Distributions from Operating Partnerships	530	-
Amortization	-	-
Share of Loss from Operating Partnerships	40,138	79,368

Changes in assets and liabilities
(Decrease) Increase in accounts payable	40,719	28,436
Decrease (Increase) in other assets	(3,500)	-

Net cash (used in) provided by operating activities	16,499	(3,640)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,499	(3,640)

Cash and cash equivalents, beginning	8,525	6,561

Cash and cash equivalents, ending	$ 25,024	$ 2,921

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2002	2001
Cash flows from operating activities:

Net Loss	$(380,596)	$(444,459)
Adjustments
Distributions from Operating Partnerships	4,131	1,026
Amortization	217	217
Share of Loss from Operating Partnerships	244,350	298,234
Changes in assets and liabilities
(Decrease) Increase in accounts payable	142,152	143,946
Decrease (Increase) in other assets	4,196	3,958

Net cash (used in) provided by operating activities	14,450	2,922

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	97,866	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	97,866	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,316	2,922

Cash and cash equivalents, beginning	215,236	338,742

Cash and cash equivalents, ending	$ 327,552	$ 341,664

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2002	2001
Cash flows from operating activities:

Net Loss	$ (104,953)	$ (187,559)
Adjustments
Distributions from Operating Partnerships	231	230
Amortization	860	860
Share of Loss from Operating Partnerships	19,942	93,837
Changes in assets and liabilities
(Decrease) Increase in accounts payable	88,876	88,878
Decrease (Increase) in other assets	(1,006)	(1,406)

Net cash (used in) provided by operating activities	3,950	(5,160)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,950	(5,160)

Cash and cash equivalents, beginning	47,305	143,831

Cash and cash equivalents, ending	$ 51,255	$ 138,671

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2002	2001
Cash flows from operating activities:

Net Loss	$ (205,667)	$ (287,678)
Adjustments
Distributions from Operating Partnerships	-	80
Amortization	436	436
Share of Loss from Operating Partnerships	125,256	212,862
Changes in assets and liabilities
(Decrease) Increase in accounts payable	81,420	81,420
Decrease (Increase) in other assets	(11,641)	(2,238)

Net cash (used in) provided by operating activities	(10,196)	4,882

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,196)	4,882

Cash and cash equivalents, beginning	262,105	447,611

Cash and cash equivalents, ending	$ 251,909	$ 452,493

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2002	2001
Cash flows from operating activities:

Net Loss	$(296,302)	$(269,842)
Adjustments
Distributions from Operating Partnerships	1,584	651
Amortization	3,329	3,329
Share of Loss from Operating Partnerships	196,130	167,114
Changes in assets and liabilities
(Decrease) Increase in accounts payable	98,856	96,777
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	3,597	(1,971)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,597	(1,971)

Cash and cash equivalents, beginning	48,058	61,416

Cash and cash equivalents, ending	$ 51,655	$ 59,445

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2002	2001
Cash flows from operating activities:

Net Loss	$(736,754)	$(668,906)
Adjustments
Distributions from Operating Partnerships	4,932	224
Amortization	7,297	7,297
Share of Loss from Operating Partnerships	562,903	493,132
Changes in assets and liabilities
(Decrease) Increase in accounts payable	187,291	189,135
Decrease (Increase) in other assets	(13,806)	(4,152)

Net cash (used in) provided by operating activities	11,863	(16,730)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,863	(16,730)

Cash and cash equivalents, beginning	551,677	547,657

Cash and cash equivalents, ending	$ 563,540	$ 564,387

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2002 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2002

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2002, the
Partnership has accumulated unallocated acquisition amortization totaling
$352,072. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2002 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $6,307, $24,950, $12,646, $96,547, and
$211,622, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Hoildings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at June 30, 2002 and 2001 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended June 30, 2002 and 2001 are as follows:

	2002	2001
Series 7	$ 26,193	$ 28,287
Series 9	142,152	143,946
Series 10	88,878	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	189,135	189,135

	$ 623,595	$ 627,483

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2002

(Unaudited)

As of June 30, 2002, an affiliate of the general partner advanced a total of $401,714 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $13,212 was advanced during the quarter ended June 30, 2002. Below is a table that breaks down the total advances, by series as of June 30, 2002.

2002
Series 7	$161,547
Series 9	4,959
Series 12	62,550
Series 14	172,658

$401,714

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2002 and 2001 the Partnership had limited partnership interests in 307 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2002 and 2001 by series is as follows:

	2002	2001
Series 7	14	14
Series 9	54	54
Series 10	45	45
Series 11	40	40
Series 12	53	53
Series 14	101	101

	307	307

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2002 and 2001 by series are as follows:

	2002	2001
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,526	22,528
Series 12	11,404	11,405
Series 14	225,872	227,170

	$259,802	$261,103

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, he current financial results available for the Operating Partnerships are for the three months ended March 31, 2002.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2002	2001

Revenues
Rental	$ 580,948	$ 555,312
Interest and other	64,643	18,475
	645,591	573,787

Expenses
Interest	232,336	239,582
Depreciation and amortization	173,906	175,357
Operating expenses	374,104	349,321
	780,346	764,260

NET LOSS	$ (134,755)	$ (190,473)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (40,138)	$ (79,368)

Net loss allocated to other partners	$ (1,348)	$ (1,905)

Net loss suspended	$ (93,269)	$ (109,200)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2002	2001

Revenues
Rental	$ 2,733,552	$ 2,659,321
Interest and other	124,214	97,946
	2,857,766	2,757,267

Expenses
Interest	822,502	770,372
Depreciation and amortization	933,276	926,767
Operating expenses	1,811,537	1,675,870
	3,567,315	3,373,009

NET LOSS	$ (709,549)	$ (615,742)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (244,350)	$ (298,234)

Net loss allocated to other partners	$ (7,095)	$ (6,157)

Net loss suspended	$ (495,104)	$ (311,351)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2002	2001

Revenues
Rental	$ 1,981,548	$ 1,958,501
Interest and other	85,492	83,937
	2,067,040	2,042,438

Expenses
Interest	474,181	460,393
Depreciation and amortization	560,561	576,542
Operating expenses	1,261,809	1,210,760
	2,296,551	2,247,695

NET LOSS	$ (229,511)	$ (205,257)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (19,942)	$ (93,837)

Net loss allocated to other partners	$ (2,295)	$ (2,053)

Net loss suspended	$ (207,274)	$ (109,367)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2002	2001

Revenues
Rental	$ 1,709,710	$ 1,625,004
Interest and other	85,469	98,689
	1,795,179	1,723,693

Expenses
Interest	469,789	449,693
Depreciation and amortization	596,167	597,856
Operating expenses	1,166,417	1,129,526
	2,232,373	2,177,075

NET LOSS	$ (437,194)	$ (453,382)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (125,256)	$ (212,862)

Net loss allocated to other partners	$ (4,372)	$ (4,534)

Netloss suspended	$ (307,566)	$ (235,986)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2002	2001

Revenues
Rental	$ 1,888,712	$ 1,826,799
Interest and other	128,399	137,539
	2,017,111	1,964,338

Expenses
Interest	532,058	478,990
Depreciation and amortization	640,399	620,812
Operating expenses	1,309,446	1,300,926
	2,481,903	2,400,728

NET LOSS	$ (464,792)	$ (436,390)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (196,130)	$ (167,114)

Net loss allocated to other partners	$ (4,648)	$ (4,364)

Net loss suspended	$ (264,014)	$ (264,912)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2002	2001

Revenues
Rental	$ 4,088,308	$ 3,942,080
Interest and other	317,646	161,367
	4,405,954	4,103,447

Expenses
Interest	1,203,597	1,138,883
Depreciation and amortization	1,261,487	1,247,166
Operating expenses	2,807,287	2,551,272
	5,272,371	4,937,321

NET LOSS	$ (866,417)	$ (833,874)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (562,903)	$ (493,132)

Net loss allocated to other partners	$ (8,664)	$ (8,339)

Net loss suspended	$ (294,850)	$ (332,403)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2002
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the year ended December 31, 2002 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2002 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of June 30, 2002 in the amount of $6,959 of the total, $150 represents transfer fee income. This balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership's currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities.

The Partnership has recorded $458,058 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $183,279 in Series 7, $4,959 in Series 9 and none in 10, $401 in Series 11, $96,759 in Series 12, and $172,660 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of June 30, 2002 the Partnership had $763,255 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	14	$ 25,024
9	41,574,018	4,178,029	05/04/90	54	327,552
10	24,288,997	2,428,925	08/24/90	45	150,876
11	24,735,002	2,489,599	12/27/90	40	22,526
12	29,710,003	2,972,795	04/30/91	53	11,405
14	55,728,997	5,574,290	01/27/92	101	225,872

	$186,398,017	18,679,738		307	$763,255

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of June 30, 2002 and 2001 the Partnership held limited partnership interests in 307 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended June 30, 2002 and 2001 were $528,265 and $562,852, respectively.

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

(Series 7) As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at June 30, 2002.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $134,755. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $39,151. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of losses suspended due to limitations of the equity method of accounting.

The city of Miami Beach issued a safety and health violations notice to Metropole Apartments Associates LP (Metropole Apartments) in the fourth quarter of 2000. The Operating General Partner evaluated the issue, conducted a needs assessment on the property, provided funding for corrective actions, and has addressed as many of the issues as possible. At this time the

Results of Operations-con't

management company reports that the issues have been satisfactorily addressed. The Residential section of the property has now achieved an occupancy rate of 95% and rent collections are strong. In addition, the leasing activity remains very strong. The Investment General Partner will continue to monitor this partnership.

(Series 9) As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 99.7%. The series had a total of 54 properties at June 30, 2002. Out of the total, 52 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $709,549. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $223,727. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of losses suspended due to limitations of the equity method of accounting.

In April of 2000, School Street II Limited Partnership (School Street Apts. II) inserted Marshall School Street II, LLC as the Operating General Partner and property management company. Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During 2001, the average occupancy was 98%, and it increased to 99% for the first six months of 2002. The improved occupancy and tenant selection criteria increased cash flow significantly in 2001, but operations remained below breakeven due to high operating expenses. During 2001 operating expenses declined by 26% versus 2000. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 62% for the year 2001. During the first six months of 2002, occupancy averaged 56.94%. As a result of the high vacancy rate it is not anticipated that the property will achieve breakeven operations in 2002. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated below breakeven during the second quarter of 2002. The main reason for the operating deficits was low occupancy, which averaged 84% for the second quarter of 2002. This is a significant improvement over the first quarter average occupancy of 69%. The poor occupancy has stemmed from the public's inaccurate perception that the property is a nursing home. In addition, occupancy has been impacted by the lack of rental assistance and increased competition. Current management,

Results of Operations-con't

which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property. The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy. Payment of the management fee has been deferred in order to keep the taxes, insurance and mortgage for the property current.

(Series 10) As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 99.9%. The series had a total of 45 properties at June 30, 2002, Out of the total, 44 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $229,511. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $331,050. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of losses suspended due to limitations of the equity method of accounting.

The 1999, 2000 and 2001 audited financial statements for Chuckatuck Square (Chuckatuck Square) were prepared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property had suffered from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property was delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development (RD) that allowed for reduced debt service payments. The workout plan called for funding reserves to cover preparation of vacant units, payment of insurance and real estate taxes, reduction in monthly debt service and rental assistance for existing residents to reduce collection problems. In addition, the plan required quarterly reports to be submitted to RD as to the progress of the workout plan. As part of the workout plan, the partnership entered into a supplementary payment agreement with RD that called for twenty-four monthly payments of interest only in the amount of $622, beginning in January 2000. As of December 31 2001, unpaid interest of $28,713 was added to the mortgage payable. At December 31, 2001 the cumulative unpaid principle and interest, deferred under the plan, amount to $50,513. The management company reports that the property did not have any bad debt expenses in 2001. The twelve-month average occupancy for the year ending December 31, 2001 was 92% and as of August 1, 2002 occupancy is 100%. It appears that the property will be able to maintain the high occupancy because it currently maintains a small waiting list. The workout plan was concluded at the end of 2001 and was not renewed. The Operating General Partner continues to work with Rural Development to permanently restructure the loan terms and/or extend the workout agreement.

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

Occupancy problems are due to the lack of employment and the high level of affordable housing in the area. As of December 31, 2001 occupancy was 86%, however, the occupancy decreased to 82% by the end of the first quarter of 2002. As of June of 2002, the physical occupancy was 76%. The Regional

Results of Operations-con't

Property Manager expects the occupancy to reach 90% by the end of September of 2002. The management company will continue aggressive outreach programs in an attempt to attract prospective tenants. The mortgage, insurance and payables are current.

Centreville Apartments Company Limited (Wood Hollow Apartments) has historically suffered from low occupancy. For 2001, the occupancy averaged 90%, an increase from the prior year average of 87%. Physical occupancy improved in the second quarter of 2002 to 93%. Aggressive outreach programs have been successful in attracting prospective tenants. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998-2001. The vouchered funds will be repaid over remaining years of the mortgage. The mortgage, insurance and payables are current.

(Series 11) As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at June 30, 2002.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $437,195. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $158,972. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of losses suspended due to limitations of the equity method of accounting.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate. In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships.

Franklin School Associates (Franklin School Apartments) operated above breakeven during the second quarter of 2002 but is still showing a loss for the year. The Operating Partnership is likely to continue to show deficits with respect to operational issues until funds can be obtained for required capital improvements. The Operating General Partner is currently working with the property manager to develop a scope of work and to obtain funds for those improvements. Occupancy for the second quarter 2002 increased to 86%, but is still down from 90% for all of 2001. After obtaining a 100% occupancy during the first quarter of 2001, the property has had difficulty achieving an occupancy above the low 90's. The lower than expected occupancy stems from both current conditions at the property and in the local market. In January

Results of Operations-con't

2002, the property was cited for housing code violations by the Montana Department of Commerce. The citation letter noted several areas of deferred maintenance that the property manager is working to correct. The Investment General Partner has funded $30,000 through June 2002 to the partnership, and the mortgage, taxes and insurance are all current. In May 2002, a resident of the property was killed by another resident outside the building. The incident resulted in extensive press coverage and has created a sense of unease among many tenants. It is likely that the homicide will result in higher turnover and slow leasing in the coming months.

The Operating General Partner of London Arms/Lyn Mar Limited (London Arms Apartments) commissioned a capital needs assessment during the first quarter of 2001. Several deferred maintenance items were identified and later targeted for completion. The management company reports that the work has all been completed. The residential section of the property has achieved an occupancy rate of 98% and the leasing activity remains very strong. The Investment General Partner will continue to monitor this Partnership.

(Series 12) As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at June 30, 2002. Out of the total, 52 were at 100% qualified occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $464,793. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $175,606. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The 2000 audited financial statement was prepared assuming the Partnership would continue as a Going Concern. The Partnership suffered recurring operating losses and its total liabilities exceed its total assets. The property has achieved a history of high occupancy. However, high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 1999 and 2000 property taxes became delinquent and accrued in the amount of $42,810 plus interest. In the first quarter of 2002, the Partnership, working with the first mortgage lender, utilized reserve funds to bring the delinquent property taxes current. The lender and Investment Limited Partner are currently working on the refinance of the existing first mortgage loan which will significantly improve the cash flow of the property. The Operating General Partner is actively seeking to transfer its General Partner interest to this property. Negotiations are ongoing with the Springfield Housing

Results of Operations-con't

Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on an ongoing basis.

(Series 14) As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.8%. The series had a total of 101 properties at June 30, 2002. Out of the total, 98 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $866,417. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $395,070. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) continues to suffer from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. In February 2001 the property was no longer able to meet the mortgage obligations. The Operating General Partner with the assistance from the Investment General Partner attempted to restructure the debt, but was unsuccessful. The Operating General Partner advanced funds to bring five of the mortgage notes current. The Operating General Partner has agreed to keep these units tax credit compliant. The mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans. Therefore, in an attempt to stay of relief from foreclosure on the seven remaining notes, the Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The US Trustee approved cash collateral, which permitted the Partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2002. The Reorganization Plan involved bringing current one of the seven delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits. This plan has been successful and shortly after January 15th the General Partner filed a motion of dismissal of bankruptcy protection. The bankruptcy was dismissed in February 2002. The Operating General Partner and Investment Limited Partner attempted negotiations with the lender to again avoid foreclosure on the remaining units but negotiations were not successful. The six remaining units were foreclosed upon and removed from the Partnership. As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000. The remaining six units are 100% occupied as of June 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003, and is currently awaiting a decision by the state. If granted, the tax exemption will have a positive effect on the cash flow.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) continues to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy, however the Operating Partnership continues to operate below breakeven. Management was able to

Results of Operations-con't

bring operating expenses to more acceptable levels in 2001, and although the Partnership did not generate positive cash flow, the deficit was much smaller than in prior years. This trend continues through June 2002, with operations running slightly below breakeven. The property has filed for welfare tax exemption. According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documents. If the exemption is received, it is expected to be retroactive to 2000 and is expected to have a positive effect on cash flow. Physical occupancy at Haven Park II has stabilized at 100% through the second quarter of 2002.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) continue to suffer from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy, however the Operating Partnerships are not operating at breakeven. Operating expenses remain high, and debt service requirements are more than 50% of the operating income. Both Partnerships continue to operate below breakeven into the second quarter of 2002. The Partnerships have filed for welfare tax exemption. According to the management company the County of Merced has approved the exemption pending the receipt of additional Partnership documentation. If the exemption is received, it is expected to be retroactive to 2000. This is expected have a positive effect on cash flow. As of March 31, 2002 physical occupancy at Haven Park III and Haven Park IV was 100% and 97%, respectively.

Summer Lane Limited Partnership (Summer Lane Apartments) has historically suffered from low occupancy and consequently negative cash flow. The primary cause of the low occupancy has been a lack of rental assistance. The Operating General Partner was recently able to secure an additional 5 units of rental assistance for this property from Rural Development. As a result, the property achieved 92% occupancy as of June 30, 2002. Operating expenses are within average levels and the condition of the property appears to be exceptional. The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is making repayment to Rural Development with the monthly mortgage payment. There are no deposits being made to the replacement reserve account. The General Partner has requested that Rural Development restructure the mortgage to reduce the payments and authorize funds for a rehabilitation loan.

Woodfield Commons Limited Partnership (Rainbow Commons Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1993-1998. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 100% of past and future tax credits. The adjustment would also include interest and penalties on the past tax credit being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes that the audit is nearing completion, and while an actual settlement has not yet been reached, there is a likelihood that the potential disallowance of 100% of credits could be reduced by 50% or more. In the absence of a settlement as of the date of this filing, the auditors continue to include a contingency footnote in the annual financial statement (Note H) which is a part of the most recently filed 10-K dated, March 31, 2002.

Table_of_Contents

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

99 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

99 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

Table_of_Contents

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities

Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: August 20, 2002	By:	/s/ John P. Manning

John P. Manning