Form 10-Q
period 2002-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2002-11-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2002

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Statement_of_Operations_SIX_Months

SIX Months Ended SEPTEMBER 30,

Statement_of_Operations_Series_07 Page 12

Statement_of_Operations_Series_09 Page 13

Statement_of_Operations_Series_10 Page 14

Statement_of_Operations_Series_11 Page 15

Statement_of_Operations_Series_12 Page 16

Statement_of_Operations_Series_14 Page 17

SIX MONths Ended SEPTEMBER 30,

Partners_Capital_Series_7 page 19

Partners_Capital_Series_9 page 19

Partners_Capital_Series_10 page 20

Partners_Capital_Series_11 Page 20

Partners_Capital_Series_12 Page 21

Partners_Capital_Series_14 Page 21

Statement_of_Cash_Flows

SIX Months Ended SEPTEMBER 30,

Cash_Flows_Series_7 page 23

Cash_Flows_Series_9 Page 24

Cash_Flows_Series_10 Page 25

Cash_Flows_Series_11 page 26

Cash_Flows_Series_12 page 27

Cash_Flows_Series_14 Page 28

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Notes_to_Financial_Statements

Note_A_Organization Page 29

Note_B_Accounting_Financial_Reporting Page 29

Note_C_Related_Party_Transaction page 30

Note_D_Investments page 32

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 33

Combined_Statements_Series_9 Page 34

Combined_Statements_Series_10 page 35

Combined_Statements_Series_11 Page 36

Combined_Statements_Series_12 page 37

Combined_Statements_Series_14 Page 38

NOTE_E_TAXABLE_LOSS Page 39

Liquidity page 40

Capital_Resources page 40

Results_of_Operations Page 42

Part_II_Other_Information

Signatures page 49

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 29,608,356	$ 34,447,755

OTHER ASSETS
Cash and cash equivalents	1,406,334	1,132,906
Investments	103,608	411,470
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	971,234	995,515
Other assets	1,054,117	1,037,563
	$ 33,687,233	$ 38,568,793

LIABILITIES
Accounts payable	$ 14,241	3,224
Accounts payable affiliates (Note C)	25,727,655	24,608,073
Capital contributions payable (Note D)	259,804	259,804
	26,001,700	24,871,101
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	9,216,731	15,177,430

General Partner	(1,531,198)	(1,479,738)
	7,685,533	13,697,692
	$ 33,687,233	$ 38,568,793

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 189,181	$ 263,836

OTHER ASSETS
Cash and cash equivalents	20,034	8,525
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	77,204	73,704
	$ 286,419	$ 346,065

LIABILITIES

Accounts payable	$ 12,861	$ -
Accounts payable affiliates (Note C)	1,472,322	1,417,866
Capital contributions payable (Note D)	-	-
	1,485,183	1,417,866

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,096,849)	(971,156)

General Partner	(101,915)	(100,645)
	(1,198,764)	(1,071,801)
	$ 286,419	$ 346,065

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 4,349,906	$ 4,855,581

OTHER ASSETS

Cash and cash equivalents	314,984	215,236
Investments	-	97,866
Notes receivable	-	-
Deferred acquisition costs (Note B)	17,397	17,832
Other assets	237,559	241,754
	$ 4,919,846	$ 5,428,269

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,042,383	5,758,079
Capital contributions payable (NoteD)	-	-
	6,042,383	5,758,079

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(750,972)	33,828

General Partner	(371,565)	(363,638)

	(1,122,537)	(329,810)
	$ 4,919,846	$ 5,428,269

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$3,494,850	$5,996,854

OTHER ASSETS
Cash and cash equivalents	34,938	47,305
Investments	103,608	99,621
Notes receivable	-	-
Deferred acquisition costs (Note B)	68,828	70,549
Other assets	39,484	41,769
	$3,741,708	$6,256,098

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,805,380	3,761,520
Capital contributions payable (Note D)	-	-
	3,805,380	3,761,520

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	139,116	2,680,445

General Partner	(202,788)	(185,867)
	(63,672)	2,494,578
	$3,741,708	$6,256,098

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 6,145,212	$ 6,453,652

OTHER ASSETS
Cash and cash equivalents	401,714	262,105
Investments	-	157,136
Notes receivable	-	-
Deferred acquisition costs (Note B)	34,887	35,759
Other assets	105,940	99,944
	$ 6,687,753	$ 7,008,596

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,091,714	2,928,874
Capital contributions payable (Note D)	22,528	22,528
	3,114,242	2,951,402

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	3,752,461	4,231,307

General Partner	(178,950)	(174,113)
	3,573,511	4,057,194
	$ 6,687,753	$ 7,008,596

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,850,918	$ 6,265,977

OTHER ASSETS
Cash and cash equivalents	40,195	48,058
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	266,336	272,994
Other assets	116,367	116,367
	$ 6,273,816	$ 6,703,396

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,851,712	3,655,860
Capital contributions payable (Note D)	11,405	11,405
	3,863,117	3,667,265

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	2,643,851	3,263,029

General Partner	(233,152)	(226,898)
	2,410,699	3,036,131
	$ 6,273,816	$ 6,703,396

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 9,578,289	$ 10,611,855

OTHER ASSETS
Cash and cash equivalents	594,469	551,677
Investments	-	56,847
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	583,786	598,381
Other assets	477,563	464,025
	$ 11,777,691	$ 12,826,369

LIABILITIES

Accounts payable	$ 1,380	$ 3,224
Accounts payable affiliates (Note C)	7,464,144	7,085,874
Capital contributions payable (Note D)	225,871	225,871
	7,691,395	7,314,969

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	4,529,124	5,939,977

General Partner	(442,828)	(428,577)
	4,086,296	5,511,400
	$ 11,777,691	$ 12,826,369

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 6,251	$ 12,342
Other income	2,381	2,269
	8,632	14,611

Share of loss from Operating Partnerships(Note D)	(2,636,066)	(1,439,901)

Expenses

Partnership management fee (Note C)	531,053	584,109
Amortization	12,139	12,139
General and administrative expenses	148,435	147,900
	691,627	744,148

NET LOSS	$ (3,319,061)	$ (2,169,438)

Net loss allocated to limited partners	$ (3,285,870)	$ (2,147,744)

Net loss allocated general partner	$ (33,191)	$ (21,694)

Net loss per BAC	$ (1.51)	$ (.68)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2002	2001

Income
Interest income	$ 102	$ 22
Other income	-	-
	102	22

Share of loss from Operating Partnerships(Note D)	(33,987)	(23,622)

Expenses

Partnership management fee (Note C)	22,628	24,098
Amortization	-	-
General and administrative expenses	9,063	8,738
	31,691	32,836

NET LOSS	$ (65,576)	$ (56,436)

Net loss allocated to limited partners	$ (64,920)	$ (55,872)

Net loss allocated general partner	$ (656)	$ (564)

Net loss per BAC	$ (.06)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2002	2001

Income
Interest income	$ 797	$ 2,311
Other income	-	2,269
	797	4,580

Share of loss from Operating Partnerships(Note D)	(259,898)	(318,010)

Expenses

Partnership management fee (Note C)	91,489	128,320
Amortization	217	217
General and administrative expenses	19,992	24,166
	111,698	152,703

NET LOSS	$ (370,799)	$ (466,133)

Net loss allocated to limited partners	$ (367,091)	$ (461,472)

Net loss allocated general partner	$ (3,708)	$ (4,661)

Net loss per BAC	$ (.18)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2002	2001

Income
Interest income	$ 1,898	$ 1,231
Other income	-	-
	1,898	1,231

Share of loss from Operating Partnerships(Note D)	(1,481,682)	(102,211)

Expenses

Partnership management fee (Note C)	83,087	85,378
Amortization	860	860
General and administrative expenses	23,461	20,645
	107,408	106,883

NET LOSS	$(1,587,192)	$ (207,863)

Net loss allocated to limited partners	$(1,571,320)	$ (205,784)

Net loss allocated general partner	$ (15,872)	$ (2,079)

Net loss per BAC	$ (.65)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2002	2001

Income
Interest income	$ 1,669	$ 3,249
Other income	-	-
	1,669	3,249

Share of loss from Operating Partnerships(Note D)	(183,149)	(212,915)

Expenses

Partnership management fee (Note C)	75,136	80,420
Amortization	436	436
General and administrative expenses	20,964	20,190
	96,536	101,046

NET LOSS	$ (278,016)	$ (310,712)

Net loss allocated to limited partners	$ (275,236)	$ (307,605)

Net loss allocated general partner	$ (2,780)	$ (3,107)

Net loss per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2002	2001

Income
Interest income	$ 159	$ 264
Other income	-	-
	159	364

Share of loss from Operating Partnerships(Note D)	(211,619)	(421,300)

Expenses

Partnership management fee (Note C)	90,457	89,817
Amortization	3,329	3,329
General and administrative expenses	23,884	23,153
	117,670	116,299

NET LOSS	$ (329,130)	$ (537,335)

Net loss allocated to limited partners	$ (325,839)	$ (531,962)

Net loss allocated general partner	$ (3,291)	$ (5,373)

Net loss per BAC	$ (.11)	$ (.18)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2002	2001

Income
Interest income	$ 1,626	$ 5,265
Other income	2,381	-
	4,007	5,265

Share of loss from Operating Partnerships(Note D)	(465,731)	(361,843)

Expenses

Partnership management fee (Note C)	168,256	176,076
Amortization	7,297	7,297
General and administrative expenses	51,071	51,008
	226,624	234,381

NET LOSS	$ (688,348)	$ (590,959)

Net loss allocated to limited partners	$ (681,465)	$ (585,049)

Net loss allocated general partner	$ (6,883)	$ (5,910)

Net loss per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 12,712	$ 25,906
Other income	14,509	4,403
	27,221	30,309

Share of loss from Operating Partnerships(Note D)	(3,824,785)	(2,784,448)

Expenses

Partnership management fee (Note C)	1,103,053	1,146,961
Amortization	24,281	24,281
General and administrative expenses	221,155	213,940
	1,348,489	1,385,182

NET LOSS	$ (5,146,053)	$ (4,139,321)

Net loss allocated to limited partners	$ (5,094,592)	$ (4,097,928)

Net loss allocated general partner	$ (51,461)	$ (41,393)

Net loss per BAC	$ (1.67)	$ (1.17)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2002	2001

Income
Interest income	$ 146	$ 51
Other income	-	-
	146	51

Share of loss from Operating Partnerships(Note D)	(74,125)	(102,990)

Expenses

Partnership management fee (Note C)	39,213	52,385
Amortization	-	-
General and administrative expenses	13,771	12,551
	52,984	64,936

NET LOSS	$ (126,963)	$ (167,875)

Net loss allocated to limited partners	$ (125,693)	$ (166,196)

Net loss allocated general partner	$ (1,270)	$ (1,679)

Net loss per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2002	2001

Income
Interest income	$ 1,801	$ 4,881
Other income	6,066	2,521
	7,867	7,402

Share of loss from Operating Partnerships(Note D)	(504,248)	(616,244)

Expenses

Partnership management fee (Note C)	260,892	263,153
Amortization	435	435
General and administrative expenses	35,019	38,160
	296,346	301,748

NET LOSS	$ (792,727)	$ (910,590)

Net loss allocated to limited partners	$ (784,800)	$ (901,484)

Net loss allocated general partner	$ (7,927)	$ (9,106)

Net loss per BAC	$ (.27)	$ (.22)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2002	2001

Income
Interest income	$ 3,042	$ 2,795
Other income	1,168	-
	4,210	2,795

Share of loss from Operating Partnerships(Note D)	(1,501,624)	(196,048)

Expenses

Partnership management fee (Note C)	159,238	170,231
Amortization	1,721	1,721
General and administrative expenses	33,771	30,218
	194,730	202,170

NET LOSS	$(1,692,144)	$ (395,423)

Net loss allocated to limited partners	$(1,675,223)	$ (391,469)

Net loss allocated general partner	$ (16,921)	$ (3,954)

Net loss per BAC	$ (.70)	$ (.16)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2002	2001

Income
Interest income	$ 3,916	$ 6,893
Other income	-	1,882
	3,916	8,775

Share of loss from Operating Partnerships(Note D)	(308,405)	(425,777)

Expenses

Partnership management fee (Note C)	147,920	151,610
Amortization	872	872
General and administrative expenses	30,402	28,903
	179,194	181,385

NET LOSS	$ (483,683)	$ (598,387)

Net loss allocated to limited partners	$ (478,846)	$ (592,403)

Net loss allocated general partner	$ (4,837)	$ (5,984)

Net loss per BAC	$ (.19)	$ (.24)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2002	2001

Income
Interest income	$ 289	$ 571
Other income	150	-
	439	571

Share of loss from Operating Partnerships(Note D)	(407,749)	(588,414)

Expenses

Partnership management fee (Note C)	176,019	178,675
Amortization	6,658	6,658
General and administrative expenses	35,445	34,005
	218,122	219,338

NET LOSS	$ (625,432)	$ (807,181)

Net loss allocated to limited partners	$ (619,178)	$ (799,109)

Net loss allocated general partner	$ (6,254)	$ (8,072)

Net loss per BAC	$ (.21)	$ (.27)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2002	2001

Income
Interest income	$ 3,518	$ 10,715
Other income	7,125	-
	10,643	10,715

Share of loss from Operating Partnerships(Note D)	(1,028,634)	(854,975)

Expenses

Partnership management fee (Note C)	319,771	330,907
Amortization	14,595	14,595
General and administrative expenses	72,747	70,103
	407,113	415,605

NET LOSS	$(1,425,104)	$(1,259,865)

Net loss allocated to limited partners	$(1,410,853)	$(1,247,266)

Net loss allocated general partner	$ (14,251)	$ (12,599)

Net loss per BAC	$ (.26)	$ (.23)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 15,177,430	$ (1,479,738)	$ 13,697,692

Distributions to Investors	(866,106)	-	(866,106)

Net income (loss)	(5,094,593)	(51,460)	(5,146,053)

Partners' capital (deficit), September 30, 2002	$ 9,216,731	$ (1,531,198)	$ 7,685,533

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2002	$ (971,156)	$ (100,645)	$(1,071,801)

Distribution to Investors	-	-	-

Net income (loss)	(125,693)	(1,270)	(126,963)

Partners' capital (deficit) September 30, 2002	$(1,096,849)	$ (101,915)	$(1,198,764)

Series 9
Partners' capital (deficit) April 1, 2002	$ 33,828	$ (363,638)	$ (329,810)

Distributions to Investors	-	-	-

Net income (loss)	(784,800)	(7,927)	(792,727)

Partners' capital (deficit) September 30, 2002	$ (750,972)	$ (371,565)	$(1,122,537)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2002	$ 2,680,445	$ (185,867)	$ 2,494,578

Distributions to Investors	(866,106)	-	(866,106)

Net income (loss)	(1,675,223)	(16,921)	(1,692,144)

Partners' capital (deficit) September 30, 2002	$ 139,116	$ (202,788)	$ (63,672)

Series 11
Partners' capital (deficit) April 1, 2002	$ 4,231,307	$ (174,113)	$ 4,057,194

Distributions to Investors	-	-	-

Net income (loss)	(478,846)	(4,837)	(483,683)

Partners' capital (deficit) September 30, 2002	$ 3,752,461	$ (178,950)	$ 3,573,511

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2002	$ 3,263,029	$ (226,898)	$ 3,036,131

Distributions to Investors	-	-	-

Net income (loss)	(619,178)	(6,254)	(625,432)

Partners' capital (deficit) September 30, 2002	$ 2,643,851	$ (233,152)	$ 2,410,699

Series 14
Partners' capital (deficit) April 1, 2002	$ 5,939,977	$ (428,577)	$ 5,511,400

Distributions to Investors	-	-	-

Net income (loss)	(1,410,853)	(14,251)	(1,425,104)

Partners' capital (deficit) September 30, 2002	$ 4,529,124	$ (442,828)	$ 4,086,296

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$(5,146,053)	$(4,139,321)
Adjustments
Distributions from Operating Partnerships	1,014,614	9,057
Amortization	24,281	24,281
Share of Loss from Operating Partnerships	3,824,785	2,784,448
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,130,599	1,259,909
Decrease (Increase) in other assets	(16,554)	5,464

Net cash (used in) provided by operating activities	831,672	(56,162)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	411,470
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	411,470	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(866,106)	-

Net cash (used in) provided by financing activity	(866,106)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	273,428	(56,162)

Cash and cash equivalents, beginning	1,132,906	1,545,818

Cash and cash equivalents, ending	$ 1,406,334	$ 1,489,656

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2002	2001
Cash flows from operating activities:

Net Loss	$ (126,963)	$ (167,875)
Adjustments
Distributions from Operating Partnerships	530	-
Amortization	-	-
Share of Loss from Operating Partnerships	74,125	102,990

Changes in assets and liabilities
(Decrease) Increase in accounts payable	67,317	62,830
Decrease (Increase) in other assets	(3,500)	-

Net cash (used in) provided by operating activities	11,509	(2,055)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,509	(2,055)

Cash and cash equivalents, beginning	8,525	6,561

Cash and cash equivalents, ending	$ 20,034	$ 4,506

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2002	2001
Cash flows from operating activities:

Net Loss	$(792,727)	$(910,590)
Adjustments
Distributions from Operating Partnerships	1,427	3,732
Amortization	435	435
Share of Loss from Operating Partnerships	504,248	616,244
Changes in assets and liabilities
(Decrease) Increase in accounts payable	284,304	284,303
Decrease (Increase) in other assets	4,195	2,856

Net cash (used in) provided by operating activities	1,882	(3,020)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	97,866	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	97,866	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,748	(3,020)

Cash and cash equivalents, beginning	215,236	338,742

Cash and cash equivalents, ending	$ 314,984	$ 335,722

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2002	2001
Cash flows from operating activities:

Net Loss	$ (1,692,144)	$ (395,423)
Adjustments
Distributions from Operating Partnerships	1,000,380	553
Amortization	1,721	1,721
Share of Loss from Operating Partnerships	1,501,624	196,048
Changes in assets and liabilities
(Decrease) Increase in accounts payable	43,860	177,756
Decrease (Increase) in other assets	2,285	3,057

Net cash (used in) provided by operating activities	857,726	(16,288)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	99,621	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(866,106)	-

Net cash (used in) provided by financing activity	(866,106)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,367)	(16,288)

Cash and cash equivalents, beginning	47,305	143,831

Cash and cash equivalents, ending	$ 34,938	$ 127,543

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2002	2001
Cash flows from operating activities:

Net Loss	$ (483,683)	$ (598,387)
Adjustments
Distributions from Operating Partnerships	35	-
Amortization	872	872
Share of Loss from Operating Partnerships	308,405	425,777
Changes in assets and liabilities
(Decrease) Increase in accounts payable	162,840	162,920
Decrease (Increase) in other assets	(5,996)	4,647

Net cash (used in) provided by operating activities	(17,527)	(4,171)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	157,136	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	157,136	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139,609	(4,171)

Cash and cash equivalents, beginning	262,105	447,611

Cash and cash equivalents, ending	$ 401,714	$ 443,440

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2002	2001
Cash flows from operating activities:

Net Loss	$(625,432)	$(807,181)
Adjustments
Distributions from Operating Partnerships	7,310	733
Amortization	6,658	6,658
Share of Loss from Operating Partnerships	407,749	588,414
Changes in assets and liabilities
(Decrease) Increase in accounts payable	195,852	193,830
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(7,863)	(17,546)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,863)	(17,546)

Cash and cash equivalents, beginning	48,058	61,416

Cash and cash equivalents, ending	$ 40,195	$ 43,870

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,425,104)	$(1,259,865)
Adjustments
Distributions from Operating Partnerships	4,932	4,039
Amortization	14,595	14,595
Share of Loss from Operating Partnerships	1,028,634	854,975
Changes in assets and liabilities
(Decrease) Increase in accounts payable	376,426	378,270
Decrease (Increase) in other assets	(13,538)	(5,096)

Net cash (used in) provided by operating activities	(14,055)	(13,082)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	56,847	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	56,847	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,792	(13,082)

Cash and cash equivalents, beginning	551,677	547,657

Cash and cash equivalents, ending	$ 594,469	$ 534,575

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") was
formed under the laws of the State of Delaware as of June 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Limited Partnerships"). Effective as of September 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Partnerships continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2002 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2002

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2002, the
Partnership has accumulated unallocated acquisition amortization totaling
$364,212. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 2002 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $6,524, $25,811, $13,082, $99,876, and
$218,919, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at September 30, 2002 and 2001 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. The
partnership management fee accrued for the quarters ended September 30, 2002 and 2001 are as follows:

	2002	2001
Series 7	$ 26,192	$ 24,098
Series 9	142,151	140,357
Series 10	88,878	88,878
Series 11	81,419	81,420
Series 12	95,816	95,817
Series 14	189,135	189,135

	$ 623,591	$ 619,705

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2002

(Unaudited)

As of September 30, 2002, an affiliate of the general partner advanced a total of $401,714 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There were no advances during the quarter ended September 30, 2002. Below is a table that breaks down the total advances, by series as of September 30, 2002.

2002
Series 7	$161,547
Series 9	4,959
Series 12	62,550
Series 14	172,658

$401,714

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2002 and 2001 the Partnership had limited partnership interests in 306 Operating Partnerships which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2002 and 2001 by series is as follows:

	2002	2001
Series 7	14	14
Series 9	54	54
Series 10	44	45
Series 11	40	40
Series 12	53	53
Series 14	101	101

	306	307

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2002 and 2001 by series are as follows:

	2002	2001
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,526	22,528
Series 12	11,404	11,405
Series 14	225,872	227,170

	$259,802	$261,103

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2002.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2002	2001

Revenues
Rental	$ 1,180,175	$ 1,109,126
Interest and other	152,076	94,530
	1,332,251	1,203,656

Expenses
Interest	503,825	453,609
Depreciation and amortization	352,253	351,054
Operating expenses	823,620	753,374
	1,679,698	1,558,037

NET LOSS	$ (347,447)	$ (354,381)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (74,125)	$ (102,990)

Net loss allocated to other partners	$ (3,474)	$ (3,545)

Net loss suspended	$ (269,848)	$ (247,846)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2002	2001

Revenues
Rental	$ 5,514,598	$ 5,268,821
Interest and other	233,230	222,180
	5,747,828	5,491,001

Expenses
Interest	1,595,226	1,558,654
Depreciation and amortization	1,850,810	1,767,754
Operating expenses	3,700,206	3,481,844
	7,146,242	6,808,252

NET LOSS	$(1,398,414)	$(1,317,251)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (504,248)	$ (616,244)

Net loss allocated to other partners	$ (13,984)	$ (13,172)

Net loss suspended	$ (880,182)	$ (687,835)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2002	2001

Revenues
Rental	$ 3,962,674	$ 3,905,371
Interest and other	192,617	232,250
	4,155,291	4,137,621

Expenses
Interest	968,473	945,782
Depreciation and amortization	1,140,390	1,151,507
Operating expenses	2,571,654	2,532,518
	4,680,517	4,629,807

NET LOSS	$ (525,226)	$ (492,186)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$(1,501,624)	$ (196,048)

Net loss allocated to other partners	$ (5,252)	$ (4,922)

Net loss suspended	$ (981,650)	$ (291,216)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2002	2001

Revenues
Rental	$ 3,368,811	$ 3,259,947
Interest and other	190,160	305,624
	3,558,971	3,565,571

Expenses
Interest	936,084	943,569
Depreciation and amortization	1,185,279	1,199,801
Operating expenses	2,356,696	2,288,990
	4,478,059	4,432,360

NET LOSS	$ (919,088)	$ (866,789)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (308,405)	$ (425,777)

Net loss allocated to other partners	$ (9,191)	$ (8,668)

Net loss suspended	$ (601,492)	$ (432,344)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2002	2001

Revenues
Rental	$ 3,782,518	$ 3,669,836
Interest and other	264,120	426,950
	4,046,638	4,096,786

Expenses
Interest	1,055,925	1,002,392
Depreciation and amortization	1,251,344	1,236,100
Operating expenses	2,640,916	2,755,025
	4,948,185	4,993,517

NET LOSS	$ (901,547)	$ (896,731)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (407,749)	$ (588,414)

Net loss allocated to other partners	$ (9,015)	$ (8,967)

Net loss suspended	$ (484,783)	$ (299,350)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2002	2001

Revenues
Rental	$ 8,107,309	$ 7,815,314
Interest and other	501,830	408,835
	8,609,139	8,224,149

Expenses
Interest	2,340,596	2,202,936
Depreciation and amortization	2,522,387	2,543,108
Operating expenses	5,378,208	4,748,264
	10,241,191	9,494,308

NET LOSS	$(1,632,052)	$(1,270,159)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$(1,028,634)	$ (854,975)

Net loss allocated to other partners	$ (16,321)	$ (12,702)

Net loss suspended	$ (587,097)	$ (402,482)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2002
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the year ended March 31, 2003 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 2002 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of September 30, 2002 in the amount of $14,509 of the total, $150 represents transfer fee income. This balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $477,362 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $183,686 in Series 7, $4,960 in Series 9 and none in 10, $401 in Series 11, $115,657 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of September 30, 2002 the Partnership had $763,255 in remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and remaining proceeds. All capital contributions have been paid by Series 7,9 and 10; proceeds remaining listed for these series represent current cash balance.

Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	14	$ 20,034
9	41,574,018	4,178,029	05/04/90	54	314,984
10	24,288,997	2,428,925	08/24/90	44	138,546
11	24,735,002	2,489,599	12/27/90	40	22,528
12	29,710,003	2,972,795	04/30/91	53	11,405
14	55,728,997	5,574,290	01/27/92	101	225,871

	$186,398,017	18,679,738		306	$733,368

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of September 30, 2002 and 2001 the Partnership held limited partnership interests in 306 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended September 30, 2002 and 2001 were $531,053 and $584,109, respectively.

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

(Series 7) As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at September 30, 2002.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $347,447. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $4,806. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The city of Miami Beach issued a safety and health violations notice to Metropole Apartments Associates LP (Metropole Apartments) in the fourth quarter of 2000. The Operating General Partner evaluated the issue, conducted a needs assessment on the property, provided funding for corrective actions, and has addressed as many of the issues as possible. At this time the management company reports that the issues have been satisfactorily addressed. Asset Management visited the site in third quarter 2002 and confirmed all issues regarding city violations were resolved. There were several capital improvements including carpet replacement in all the common areas and new interior lighting in the hallways. The Residential section of the property has now achieved an occupancy rate of 95% and rent collections are strong. In addition, the leasing activity remains very strong. The Investment General Partner will continue to monitor this partnership.

(Series 9) As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 99.7%. The series had a total of 54 properties at September 30, 2002. Out of the total, 52 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,398,414. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $452,396. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

In April of 2000, School Street II Limited Partnership (School Street Apts. II) inserted Marshall School Street II, LLC as the Operating General Partner and property management company. Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During 2001, the averaged occupancy was 98%. The first nine months of 2002 was also 98%. The improved occupancy and tenant selection criteria increased cash flow significantly in 2001, but operations remained below breakeven due to high operating expenses. During 2001 operating expenses declined by 26% versus 2000. The General Partner projects the property to cash flow in the second half of 2002 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 62% for the year 2001. During the first nine months of 2002, occupancy averaged 64%. As a result of the high vacancy rate the property will not achieve breakeven operations in 2002. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated below breakeven during the third quarter of 2002.  The operating deficits result from the high vacancy rate at this property. The average occupancy for the third quarter of 2002 was only 78%.  The occupancy issues stem from the poor image of the neighborhood in which Warrensburg Estates is located and from several problem tenants at the property.  In addition, occupancy has been impacted by the lack of rental assistance and increased competition.  Current management, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property and has been working to evict the problem tenants.  The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy.  The property's mortgage, taxes and insurance were all current as of September 30, 2002.

(Series 10) As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 99.9%. The series had a total of 45 properties at September 30, 2002, Out of the total, 44 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $525,226. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $615,164. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of losses suspended due to limitations of the equity method of accounting.

The 1999, 2000 and 2001 audited financial statements for Chuckatuck Square (Chuckatuck Square) were prepared assuming the partnership would continue as a Going Concern. Despite high occupancy, the property had suffered from excessive bad debt expenses due to the seasonal nature of employment opportunities in the local economy. As a result, the property was delinquent in funding its replacement reserves. In January of 2000, the partnership entered a two-year workout plan with Rural Development (RD) that allowed for reduced debt service payments. The workout plan called for funding reserves to cover preparation of vacant units, payment of insurance and real estate taxes, reduction in monthly debt service and rental assistance for existing residents to reduce collection problems. In addition, the plan required quarterly reports to be submitted to RD as to the progress of the workout plan. As part of the workout plan, the partnership entered into a supplementary payment agreement with RD that called for twenty-four monthly payments of interest only in the amount of $622, beginning in January 2000. As of December 31 2001, unpaid interest of $28,713 was added to the mortgage payable. At December 31, 2001 the cumulative unpaid principle and interest, deferred under the plan, amount to $50,513. The management company reports that the property did not have any bad debt expenses in 2001. The twelve-month average occupancy for the year ending December 31, 2001 was 92%. It appears that the property will be able to maintain the high occupancy because it currently maintains a small waiting list. The workout plan was concluded at the end of 2001 and was not renewed. Currently, the property year to date average occupancy is 95%. The Operating General Partner continues to work with Rural Development to permanently restructure the loan terms and/or extend the workout agreement.

Lawton Apartments Company Limited Partnership (Village Commons) has historically had occupancy problems, which have resulted in delinquent taxes for the years 1998, 2000, and 2001. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. The vouchered funds will be repaid over the remaining years of the mortgage.

Occupancy problems are due to the lack of employment and the high level of affordable housing in the area. As of December 31, 2001 occupancy was 86%, however, occupancy decreased to 72% by the end of the third quarter of 2002. The Regional Property Manager expects the occupancy to reach 90% by the end of December of 2002. A minimum of three units per month must be rented in order to reach the 90% occupancy level. The Regional Manager is confident that through aggressive outreach programs they can attain this goal. Based on the historical performance of this property, this is unlikely. The mortgage, insurance and payables are current.

Centreville Apartments Company Limited (Wood Hollow Apartments) has historically suffered from low occupancy. Occupancy averaged 90% for 2001, an increase from the prior year average of 87%. Physical occupancy improved in the second quarter of 2002 to 93%, however, in the third quarter of 2002 occupancy dropped to 83%. Because this is a small property of 24-units, any turnover of residents can significantly impact occupancy. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998-2001. The vouchered funds will be repaid over remaining years of the mortgage. The mortgage, insurance and payables are current.

During the quarter ended September 30, 2002, South Farm Limited Partnership (Indian Run Village) was sold for total proceeds to the Investment Partnership of $1,000,000. This amounted to approximately 110% of the original equity investment made by Series 10 in the operating partnership. Of the proceeds received $769,321 was returned to the investors, and $230,697 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The distribution amounted to $.31673 per BAC, or $316.73 per $10,000 invested. The breakdown of the amount paid to BCAMLP is as follows. $36,783 represented reimbursement of expenses incurred related to sale, which included but is not limited to due diligence, legal and mailing costs; $60,000 represented a fee for overseeing and managing the disposition of the property; and $133,896 represented a partial payment of outstanding Asset Management Fees due to BCAMLP.

The increase in Net Loss per BAC for Series 10 in the current three and six-month periods is primarily due to the write off of the investment balance for South Farm LP in the current quarter. The Investment Limited Partnership's share of income reported by the operating partnership for prior years was added to the investment balance each year. Prior to the sale, the investment balance for South Farm carried by Series 10 was $2,396,476. The sale proceeds of $1,000,000 reduced the investment balance to $1,396,476. The remaining investment balance was reduced to zero and charged as a Share of Loss from Operating Partnerships. This loss amounted to approximately $.57 per BAC.

(Series 11) As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at September 30, 2002.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $919,088. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $266,191. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate. In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships. The Operating General Partner is currently in conjunction with the Investment General Partner soliciting offers to purchase the Limited Partners interest.

Franklin School Associates (Franklin School Apartments) operated above breakeven during the third quarter of 2002 but is still showing a loss for the year. The Partnership has applied for a $300,000 low interest loan from the Montana Department of Commerce Board of Housing for capital improvements to the property, primarily window replacement and masonry repairs. Occupancy for the third quarter 2002 increased to 90%. After obtaining 100% occupancy during the first quarter of 2001, the property has had difficulty achieving occupancy above the low 90's. The lower than expected occupancy stems from both current conditions at the property and in the local market. The mortgage, taxes and insurance are all current.

The Operating General Partner of London Arms/Lynn Mar Limited (London Arms Apartments) commissioned a capital needs assessment during the first quarter of 2001. Several deferred maintenance items were identified and later targeted for completion. The management company reports that the work has all been completed. The residential section of the property has achieved an occupancy rate of 98% and the leasing activity remains very strong. The Investment General Partner will continue to monitor this Partnership.

(Series 12) As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at September 30, 2002. Out of the total, 52 were at 100% qualified occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $901,547. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $349,797. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

In June of 2001,the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate. In addition, the Investment General Partner is weighing all available options to expedite the return of the unauthorized distributions and continues to monitor the partnerships. The Operating General Partner is currently in conjunction with the Investment General Partner soliciting offers to purchase the Limited Partners interest.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The 2000 audited financial statement was prepared assuming the Partnership would continue as a Going Concern. The Partnership suffered recurring operating losses and its total liabilities exceed its total assets. The property has achieved a history of high occupancy. However, high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 1999 and 2000 property taxes became delinquent and accrued in the amount of $42,810 plus interest. In the first quarter of 2002, the Partnership, working with the first mortgage lender, utilized reserve funds to bring the delinquent property taxes current. The lender and Investment Limited Partner are in the process of finalizing the refinance of the first mortgage which should be completed by November 30, 2002. The Operating General Partner is actively seeking to transfer its General Partner interest to this property. Negotiations are ongoing with the Springfield Housing Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on an ongoing basis. In the interim period, prior to finding a general partner replacement, the property management agent will be changed in the first part of 2003 in order to improve occupancy and management of operating expenses.

(Series 14) As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.8%. The series had a total of 101 properties at September 30, 2002. Out of the total, 98 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,632,052. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $890,335. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) has historically suffered from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000, and is now responsible for funding all future operating deficits. In February 2001 the property was no longer able to meet the mortgage obligations. The Operating General Partner with the assistance from the Investment General Partner attempted to restructure the debt, but was unsuccessful. The Operating General Partner advanced funds to bring five of the mortgage notes current. The Operating General Partner has agreed to keep these units tax credit compliant. The mortgage holder with the seven remaining mortgage notes was unwilling to negotiate a restructure of those loans. Therefore, in an attempt to stay of relief from foreclosure on the seven remaining notes, the Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The US Trustee approved cash collateral, which permitted the Partnership to remit a reduced monthly mortgage payment to the lender until January 15, 2002. The Reorganization Plan involved bringing current one of the seven delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits. This plan has been successful and shortly after January 15th the General Partner filed a motion of dismissal of bankruptcy protection. The bankruptcy was dismissed in February 2002. The Operating General Partner and Investment Limited Partner attempted negotiations with the lender to again avoid foreclosure on the remaining units but negotiations were not successful. The six remaining units were foreclosed upon and removed from the Partnership. As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000. The remaining six units are 100% occupied as of September 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003, and is currently awaiting a decision by the state. According to the management company, the County of Merced has approved the exemption pending the receipt of additional Partnership documentation. The County has acknowledged receipt of the documentation however has not confirmed the exemption to date. Management is expecting confirmation will be received within the next thirty days. If granted, the tax exemption will have a positive effect on the cash flow.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) has historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. Haven Park II has maintained 100% occupancy through the third quarter of 2002. Management has made strong efforts to control operating expenses and was successful in bringing expenses to more acceptable levels in 2001, and although the Partnership did not generate positive cash flow, the deficit was much smaller than in prior years. This trend continues through September 2002, with operations running slightly below breakeven. The Partnership has filed for a welfare tax exemption. According to the General Partner the County of Merced has approved the exemption pending the receipt of additional Partnership documention. The County has recently acknowledged receipt of the documents, however, to date has not issued confirmation of the exemption. If the exemption is granted, it is expected to be retroactive to 2000 and will have a positive effect on cash flow.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) have historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. Haven Park III has maintained 100% occupancy through the third quarter of 2002; while Haven Park IV has maintained an occupancy level of 98% in 2002. Management has made strong efforts to control operating expenses and as a result, Haven Park III is operating at breakeven through 9/30. Haven Park IV is operating slightly below breakeven, but has demonstrated significant improvement. The Partnerships have filed for a welfare tax exemption. According to the General Partner, the County of Merced has approved the exemption pending the receipt of additional Partnership documentation. The County has recently acknowledged receipt of all documentation, however, to date has not issued confirmation of the exemption. If the exemption is received, it is expected to be retroactive to 2000, and will have a positive effect on cash flow. Another factor inhibiting cash flow is debt service requirements which are more than 50% of the operating income. All attempts to restructure the debt service have been unsuccessful.

Summer Lane Limited Partnership (Summer Lane Apartments) has historically suffered from low occupancy and consequently negative cash flow. The primary cause of the low occupancy has been a lack of rental assistance. The Operating General Partner was recently able to secure an additional 5 units of rental assistance for this property from Rural Development. As a result, the property achieved 92% occupancy as of September 30, 2002. Operating expenses are within average levels and the condition of the property appears to be exceptional. The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is making repayment to Rural Development with the monthly mortgage payment. There are no deposits being made to the replacement reserve account. The General Partner has requested that Rural Development restructure the mortgage to reduce the payments and authorize funds for a rehabilitation loan.

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

Montague Place, LP (Montague Place Apartments) is located in Caro, MI. This partnership has suffered from low occupancy for the past year. Rural Development approved a property conversion from a senior complex to a family property, effective September 1, 2002. The Regional Manager has refocused the marketing efforts and continues to offer concessions, which has significantly increased applicant traffic. Occupancy for the month of September 2002 increased to 78% from a second quarter average occupancy of 67%.

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: November 20, 2002	By:	/s/ John P. Manning

John P. Manning