Form 10-Q
period 2002-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2003-02-19
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2002

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2002

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

NINE Months Ended DECEMBER 31,

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

NINE Months Ended DECEMBER 31,

Cash_Flows_Series_7 page 23

Cash_Flows_Series_9 Page 24

Cash_Flows_Series_10 Page 25

Cash_Flows_Series_11 page 26

Cash_Flows_Series_12 page 27

Cash_Flows_Series_14 Page 28

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

Notes_to_Financial_Statements

Note_A_Organization Page 29

Note_B_Accounting_Financial_Reporting Page 29

Note_C_Related_Party_Transaction page 30

Note_D_Investments page 32

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 33

Combined_Statements_Series_9 Page 34

Combined_Statements_Series_10 page 35

Combined_Statements_Series_11 Page 36

Combined_Statements_Series_12 page 37

Combined_Statements_Series_14 Page 38

NOTE_E_TAXABLE_LOSS Page 39

Liquidity page 40

Capital_Resources page 40

Results_of_Operations Page 42

Part_II_Other_Information

Signatures page 49

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 28,379,337	$ 34,447,755

OTHER ASSETS
Cash and cash equivalents	1,332,680	1,132,906
Investments	103,608	411,470
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	959,091	995,515
Other assets	1,054,738	1,037,563
	$ 32,373,038	$ 38,568,793

LIABILITIES
Accounts payable	$ 4,205	3,224
Accounts payable affiliates (Note C)	26,018,075	24,608,073
Capital contributions payable (Note D)	259,804	259,804
	26,282,084	24,871,101
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	7,638,099	15,177,430

General Partner	(1,547,145)	(1,479,738)
	6,090,954	13,697,692
	$ 32,373,038	$ 38,568,793

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 162,196	$ 263,836

OTHER ASSETS
Cash and cash equivalents	8,749	8,525
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	77,204	73,704
	$ 248,149	$ 346,065

LIABILITIES

Accounts payable	-	$ -
Accounts payable affiliates (Note C)	1,504,874	1,417,866
Capital contributions payable (Note D)	-	-
	1,504,874	1,417,866

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,154,231)	(971,156)

General Partner	(102,494)	(100,645)
	(1,256,725)	(1,071,801)
	$ 248,149	$ 346,065

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 3,991,083	$ 4,855,581

OTHER ASSETS

Cash and cash equivalents	278,302	215,236
Investments	-	97,866
Notes receivable	-	-
Deferred acquisition costs (Note B)	17,180	17,832
Other assets	237,558	241,754
	$ 4,524,123	$ 5,428,269

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,892,816	5,758,079
Capital contributions payable (NoteD)	-	-
	5,892,816	5,758,079

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(994,666)	33,828

General Partner	(374,027)	(363,638)

	(1,368,693)	(329,810)
	$ 4,524,123	$ 5,428,269

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$3,375,381	$5,996,854

OTHER ASSETS
Cash and cash equivalents	28,842	47,305
Investments	103,608	99,621
Notes receivable	-	-
Deferred acquisition costs (Note B)	67,967	70,549
Other assets	40,107	41,769
	$3,615,905	$6,256,098

LIABILITIES

Accounts payable	$ 2,825	$ -
Accounts payable affiliates (Note C)	3,894,258	3,761,520
Capital contributions payable (Note D)	-	-
	3,897,083	3,761,520

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(76,215)	2,680,445

General Partner	(204,964)	(185,867)
	(281,179)	2,494,578
	$3,615,905	$6,256,098

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,924,163	$ 6,453,652

OTHER ASSETS
Cash and cash equivalents	397,914	262,105
Investments	-	157,136
Notes receivable	-	-
Deferred acquisition costs (Note B)	34,449	35,759
Other assets	105,940	99,944
	$ 6,462,466	$ 7,008,596

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,173,134	2,928,874
Capital contributions payable (Note D)	22,528	22,528
	3,195,662	2,951,402

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	3,448,821	4,231,307

General Partner	(182,017)	(174,113)
	3,266,804	4,057,194
	$ 6,462,466	$ 7,008,596

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,694,224	$ 6,265,977

OTHER ASSETS
Cash and cash equivalents	33,741	48,058
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	263,006	272,994
Other assets	116,367	116,367
	$ 6,107,338	$ 6,703,396

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,969,990	3,655,860
Capital contributions payable (Note D)	11,405	11,405
	3,981,395	3,667,265

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	2,361,943	3,263,029

General Partner	(236,000)	(226,898)
	2,125,943	3,036,131
	$ 6,107,338	$ 6,703,396

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 9,232,290	$ 10,611,855

OTHER ASSETS
Cash and cash equivalents	585,132	551,677
Investments	-	56,847
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	576,489	598,381
Other assets	477,562	464,025
	$ 11,415,057	$ 12,826,369

LIABILITIES

Accounts payable	$ 1,380	$ 3,224
Accounts payable affiliates (Note C)	7,583,003	7,085,874
Capital contributions payable (Note D)	225,871	225,871
	7,810,254	7,314,969

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	4,052,446	5,939,977

General Partner	(447,643)	(428,577)
	3,604,803	5,511,400
	$ 11,415,057	$ 12,826,369

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 3,184	$ 10,545
Other income	17,078	4,013
	20,262	14,558

Share of loss from Operating Partnerships(Note D)	(1,224,671)	(1,290,481)

Expenses

Partnership management fee (Note C)	271,709	548,950
Amortization	12,139	12,139
General and administrative expenses	106,324	86,433
	390,172	647,522

NET LOSS	$ (1,594,581)	$ (1,923,445)

Net loss allocated to limited partners	$ (1,578,635)	$ (1,904,211)

Net loss allocated general partner	$ (15,946)	$ (19,234)

Net loss per BAC	$ (.51)	$ (.57)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2002	2001

Income
Interest income	$ 22	$ 9
Other income	2,250	-
	2,272	9

Share of loss from Operating Partnerships(Note D)	(26,455)	(46,760)

Expenses

Partnership management fee (Note C)	25,083	25,743
Amortization	-	-
General and administrative expenses	8,695	6,808
	33,778	32,551

NET LOSS	$ (57,961)	$ (79,302)

Net loss allocated to limited partners	$ (57,381)	$ (78,509)

Net loss allocated general partner	$ (580)	$ (793)

Net loss per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2002	2001

Income
Interest income	$ 583	$ 1,803
Other income	9,171	239
	9,754	2,042

Share of loss from Operating Partnerships(Note D)	(358,825)	(405,520)

Expenses

Partnership management fee (Note C)	(124,898)	135,508
Amortization	217	217
General and administrative expenses	21,768	15,399
	(102,913)	151,124

NET LOSS	$ (246,158)	$ (554,602)

Net loss allocated to limited partners	$ (243,696)	$ (549,056)

Net loss allocated general partner	$ (2,462)	$ (5,546)

Net loss per BAC	$ (.06)	$ (.13)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2002	2001

Income
Interest income	$ 674	$ 1,077
Other income	184	150
	858	1,227

Share of loss from Operating Partnerships(Note D)	(119,469)	(118,172)

Expenses

Partnership management fee (Note C)	84,732	81,409
Amortization	860	860
General and administrative expenses	13,302	13,087
	98,894	95,356

NET LOSS	$ (217,505)	$ (212,301)

Net loss allocated to limited partners	$ (215,330)	$ (210,178)

Net loss allocated general partner	$ (2,175)	$ (2,123)

Net loss per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2002	2001

Income
Interest income	$ 726	$ 2,446
Other income	4,890	156
	5,616	2,602

Share of loss from Operating Partnerships(Note D)	(221,050)	(47,656)

Expenses

Partnership management fee (Note C)	78,071	79,320
Amortization	436	436
General and administrative expenses	12,767	12,266
	91,274	92,022

NET LOSS	$ (306,708)	$ (137,076)

Net loss allocated to limited partners	$ (303,641)	$ (135,705)

Net loss allocated general partner	$ (3,067)	$ (1,371)

Net loss per BAC	$ (.12)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2002	2001

Income
Interest income	$ 58	$ 121
Other income	36	900
	94	1,021

Share of loss from Operating Partnerships(Note D)	(156,694)	(178,130)

Expenses

Partnership management fee (Note C)	92,817	90,817
Amortization	3,329	3,329
General and administrative expenses	32,010	14,363
	128,156	108,509

NET LOSS	$ (284,756)	$ (285,618)

Net loss allocated to limited partners	$ (281,908)	$ (282,762)

Net loss allocated general partner	$ (2,848)	$ (2,856)

Net loss per BAC	$ (.10)	$ (.10)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2002	2001

Income
Interest income	$ 1,121	$ 5,089
Other income	547	2,568
	1,668	7,657

Share of loss from Operating Partnerships(Note D)	(342,178)	(494,243)

Expenses

Partnership management fee (Note C)	115,904	136,153
Amortization	7,297	7,297
General and administrative expenses	17,782	24,510
	140,983	167,960

NET LOSS	$ (481,493)	$ (654,546)

Net loss allocated to limited partners	$ (476,678)	$ (648,001)

Net loss allocated general partner	$ (4,815)	$ (6,545)

Net loss per BAC	$ (.09)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 15,897	$ 36,454
Other income	31,587	8,416
	47,484	44,870

Share of loss from Operating Partnerships(Note D)	(5,049,456)	(4,074,929)

Expenses

Partnership management fee (Note C)	1,365,658	1,695,911
Amortization	36,421	36,421
General and administrative expenses	336,581	300,374
	1,738,660	2,032,706

NET LOSS	$ (6,740,632)	$ (6,062,765)

Net loss allocated to limited partners	$ (6,673,226)	$ (6,002,137)

Net loss allocated general partner	$ (67,406)	$ (60,628)

Net loss per BAC	$ (2.18)	$ (1.85)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2002	2001

Income
Interest income	$ 168	$ 60
Other income	2,250	-
	2,418	60

Share of loss from Operating Partnerships(Note D)	(100,580)	(149,750)

Expenses

Partnership management fee (Note C)	64,296	78,128
Amortization	-	-
General and administrative expenses	22,466	19,358
	86,762	97,486

NET LOSS	$ (184,924)	$ (247,176)

Net loss allocated to limited partners	$ (183,075)	$ (244,704)

Net loss allocated general partner	$ (1,849)	$ (2,472)

Net loss per BAC	$ (.18)	$ (.24)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2002	2001

Income
Interest income	$ 2,384	$ 6,683
Other income	15,237	2,760
	17,621	9,443

Share of loss from Operating Partnerships(Note D)	(863,073)	(1,021,764)

Expenses

Partnership management fee (Note C)	135,994	398,661
Amortization	652	652
General and administrative expenses	56,785	53,559
	193,431	452,872

NET LOSS	$ (1,038,883)	$ (1,465,193)

Net loss allocated to limited partners	$ (1,028,494)	$ (1,450,541)

Net loss allocated general partner	$ (10,389)	$ (14,652)

Net loss per BAC	$ (.25)	$ (.35)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2002	2001

Income
Interest income	$ 3,715	$ 3,873
Other income	1,352	150
	5,067	4,023

Share of loss from Operating Partnerships(Note D)	(1,621,093)	(314,220)

Expenses

Partnership management fee (Note C)	243,970	251,640
Amortization	2,581	2,581
General and administrative expenses	47,073	43,306
	293,624	297,527

NET LOSS	$(1,909,650)	$ (607,724)

Net loss allocated to limited partners	$(1,890,554)	$ (601,647)

Net loss allocated general partner	$ (19,097)	$ (6,077)

Net loss per BAC	$ (.79)	$ (.25)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2002	2001

Income
Interest income	$ 4,643	$ 9,338
Other income	4,890	2,038
	9,533	11,376

Share of loss from Operating Partnerships(Note D)	(529,455)	(473,433)

Expenses

Partnership management fee (Note C)	225,991	230,930
Amortization	1,308	1,308
General and administrative expenses	43,169	41,170
	270,468	273,408

NET LOSS	$ (790,390)	$ (735,465)

Net loss allocated to limited partners	$ (782,486)	$ (728,110)

Net loss allocated general partner	$ (7,904)	$ (7,355)

Net loss per BAC	$ (.32)	$ (.30)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2002	2001

Income
Interest income	$ 348	$ 696
Other income	186	900
	534	1,596

Share of loss from Operating Partnerships(Note D)	(564,443)	(766,544)

Expenses

Partnership management fee (Note C)	268,836	269,492
Amortization	9,988	9,988
General and administrative expenses	67,455	48,369
	346,279	327,849

NET LOSS	$ (910,188)	$ (1,092,797)

Net loss allocated to limited partners	$ (901,086)	$ (1,081,869)

Net loss allocated general partner	$ (9,102)	$ (10,928)

Net loss per BAC	$ (.31)	$ (.37)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2002	2001

Income
Interest income	$ 4,639	$ 15,804
Other income	7,672	2,568 -
	12,311	18,372

Share of loss from Operating Partnerships(Note D)	(1,370,812)	(1,394,218)

Expenses

Partnership management fee (Note C)	426,571	530,510
Amortization	21,892	21,892
General and administrative expenses	99,633	31,162
	548,096	583,564

NET LOSS	$(1,906,597)	$(1,914,410)

Net loss allocated to limited partners	$(1,887,531)	$(1,895,266)

Net loss allocated general partner	$ (19,066)	$ (19,144)

Net loss per BAC	$ (.34)	$ (.34)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 15,177,430	$ (1,479,738)	$ 13,697,692

Distributions to Investors	(866,106)	-	(866,106)

Net income (loss)	(6,673,225)	(67,407)	(6,740,632)

Partners' capital (deficit), December 31, 2002	$ 7,638,099	$ (1,547,145)	$ 6,090,954

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2002	$ (971,156)	$ (100,645)	$(1,071,801)

Distribution to Investors	-	-	-

Net income (loss)	(183,075)	(1,849)	(184,924)

Partners' capital (deficit) December 31, 2002	$(1,154,231)	$ (102,494)	$(1,256,725)

Series 9
Partners' capital (deficit) April 1, 2002	$ 33,828	$ (363,638)	$ (329,810)

Distributions to Investors	-	-	-

Net income (loss)	(1,028,494)	(10,389)	(1,038,883)

Partners' capital (deficit) December 31, 2002	$ (994,666)	$ (374,027)	$(1,368,693)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2002	$ 2,680,445	$ (185,867)	$ 2,494,578

Distributions to Investors	(866,106)	-	(866,106)

Net income (loss)	(1,890,553)	(19,097)	(1,909,650)

Partners' capital (deficit) December 31, 2002	$ (76,214)	$ (204,964)	$ (281,178)

Series 11
Partners' capital (deficit) April 1, 2002	$ 4,231,307	$ (174,113)	$ 4,057,194

Distributions to Investors	-	-	-

Net income (loss)	(782,486)	(7,904)	(790,390)

Partners' capital (deficit) December 31, 2002	$ 3,448,821	$ (182,017)	$ 3,266,804

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2002	$ 3,263,029	$ (226,898)	$ 3,036,131

Distributions to Investors	-	-	-

Net income (loss)	(901,086)	(9,102)	(910,188)

Partners' capital (deficit) December 31, 2002	$ 2,361,943	$ (236,000)	$ 2,125,943

Series 14
Partners' capital (deficit) April 1, 2002	$ 5,939,977	$ (428,577)	$ 5,511,400

Distributions to Investors	-	-	-

Net income (loss)	(1,887,531)	(19,066)	(1,906,597)

Partners' capital (deficit) December 31, 2002	$ 4,052,446	$ (447,643)	$ 3,604,803

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$(6,740,632)	$(6,062,765)
Adjustments
Distributions from Operating Partnerships	1,018,963	6,238
Amortization	36,421	36,421
Share of Loss from Operating Partnerships	5,049,456	4,074,929
Changes in assets and liabilities	-
(Decrease) Increase in accounts payable	1,410,002	1,894,884
Decrease (Increase) in other assets	(16,193)	(16,374)

Net cash (used in) provided by operating activities	758,017	(66,667)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	307,863
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	307,863	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(866,106)	-

Net cash (used in) provided by financing activity	(866,106)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	199,774	(66,667)

Cash and cash equivalents, beginning	1,132,906	1,545,818

Cash and cash equivalents, ending	$ 1,332,680	$ 1,479,151

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2002	2001
Cash flows from operating activities:

Net Loss	$ (184,924)	$ (247,176)
Adjustments
Distributions from Operating Partnerships	1,060	-
Amortization	-	-
Share of Loss from Operating Partnerships	100,580	149,750

Changes in assets and liabilities
(Decrease) Increase in accounts payable	87,008	93,000
Decrease (Increase) in other assets	(3,500)	-

Net cash (used in) provided by operating activities	224	(4,426)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224	(4,426)

Cash and cash equivalents, beginning	8,525	6,561

Cash and cash equivalents, ending	$ 8,749	$ 2,135

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,038,883)	$(1,465,193)
Adjustments
Distributions from Operating Partnerships	1,426	714
Amortization	652	652
Share of Loss from Operating Partnerships	863,073	1,021,764
Changes in assets and liabilities
(Decrease) Increase in accounts payable	4,195	426,455
Decrease (Increase) in other assets	134,737	(12,022)

Net cash (used in) provided by operating activities	(34,800)	(27,630)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	97,866	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	97,866	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,066	(27,630)

Cash and cash equivalents, beginning	215,236	338,742

Cash and cash equivalents, ending	$ 278,302	$ 311,112

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2002	2001
Cash flows from operating activities:

Net Loss	$ (1,909,650)	$ (607,724)
Adjustments
Distributions from Operating Partnerships	1,000,379	553
Amortization	2,581	2,581
Share of Loss from Operating Partnerships	1,621,093	314,220
Changes in assets and liabilities
(Decrease) Increase in accounts payable	132,738	266,634
Decrease (Increase) in other assets	4,489	2,059

Net cash (used in) provided by operating activities	851,630	(21,677)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	(3,987)	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(3,987)	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(866,106)	-

Net cash (used in) provided by financing activity	(866,106)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,463)	(21,677)

Cash and cash equivalents, beginning	47,305	143,831

Cash and cash equivalents, ending	$ 28,842	$ 122,154

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2002	2001
Cash flows from operating activities:

Net Loss	$ (790,390)	$ (735,465)
Adjustments
Distributions from Operating Partnerships	35	82
Amortization	1,308	1,308
Share of Loss from Operating Partnerships	529,455	473,433
Changes in assets and liabilities
(Decrease) Increase in accounts payable	244,260	244,260
Decrease (Increase) in other assets	(5,996)	3,021

Net cash (used in) provided by operating activities	(21,328)	(13,361)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	157,137	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	157,137	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,809	(13,361)

Cash and cash equivalents, beginning	262,105	447,611

Cash and cash equivalents, ending	$ 397,914	$ 443,250

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2002	2001
Cash flows from operating activities:

Net Loss	$(910,188)	$(1,092,797)
Adjustments
Distributions from Operating Partnerships	7,310	652
Amortization	9,988	9,988
Share of Loss from Operating Partnerships	564,443	766,544
Changes in assets and liabilities
(Decrease) Increase in accounts payable	314,130	297,130
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(14,317)	(18,483)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,317)	(18,483)

Cash and cash equivalents, beginning	48,058	61,416

Cash and cash equivalents, ending	$ 33,741	$ 42,933

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,906,597)	$(1,914,410)
Adjustments
Distributions from Operating Partnerships	8,753	4,237
Amortization	21,892	21,892
Share of Loss from Operating Partnerships	1,370,812	1,349,218
Changes in assets and liabilities
(Decrease) Increase in accounts payable	497,129	567,405
Decrease (Increase) in other assets	(15,381)	(9,432)

Net cash (used in) provided by operating activities	(23,392)	(18,910)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	56,847	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	56,847	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,455	(18,910)

Cash and cash equivalents, beginning	551,677	547,657

Cash and cash equivalents, ending	$ 585,132	$ 566,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") was
formed under the laws of the State of Delaware as of June 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Limited Partnerships"). Effective as of December 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Partnerships continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2002 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2002, the
Partnership has accumulated unallocated acquisition amortization totaling
$376,353. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2002 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $6,742, $26,671, $13,518, $103,205, and
$226,217, respectively. The fund has discontinued amortizing acquisition fees as of December 31, 2002.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at December 31, 2002 and 2001 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

(Unaudited)

The partnership management fee accrued for the quarters ended December 31, 2002 and 2001 are as follows:

	2002	2001
Series 7	$ 26,193	$ 26,193
Series 9	142,152	142,152
Series 10	88,878	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	189,135	189,135

	$ 623,595	$ 623,595

As of December 31, 2002, an affiliate of the general partner advanced a total of $401,715 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. There were no advances during the quarter ended December 31, 2002. Below is a table that breaks down the total advances, by series as of December 31, 2002.

2002
Series 7	$161,547
Series 9	4,960
Series 12	62,550
Series 14	172,658

$401,715

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2002 and 2001 the Partnership had limited partnership interests in 304 and 307 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2002 and 2001 by series is as follows:

	2002	2001
Series 7	14	14
Series 9	53	54
Series 10	44	45
Series 11	40	40
Series 12	53	53
Series 14	100	101

	304	307

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2002 and 2001 by series are as follows:

	2002	2001
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	225,871	227,170

	$259,804	$261,103

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2002.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 7

	2002	2001

Revenues
Rental	$ 1,785,003	$ 1,654,374
Interest and other	188,938	212,199
	1,973,941	1,866,573

Expenses
Interest	718,838	717,959
Depreciation and amortization	548,713	526,768
Operating expenses	1,203,633	1,148,323
	2,471,184	2,393,050

NET LOSS	$ (497,243)	$ (526,477)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (100,580)	$ (149,750)

Net loss allocated to other partners	$ (4,972)	$ (5,265)

Net loss suspended	$ (391,691)	$ (371,462)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2002	2001

Revenues
Rental	$ 8,400,629	$ 7,990,644
Interest and other	351,380	430,649
	8,752,009	8,421,293

Expenses
Interest	2,375,337	2,521,731
Depreciation and amortization	2,959,999	2,691,441
Operating expenses	5,610,416	5,397,448
	10,945,752	10,610,620

NET LOSS	$(2,193,743)	$(2,189,327)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (863,073)	$(1,021,764)

Net loss allocated to other partners	$ (21,937)	$ (21,893)

Net loss suspended	$(1,308,733)	$(1,145,670)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2002	2001

Revenues
Rental	$ 5,676,924	$ 5,831,832
Interest and other	270,489	308,096
	5,947,413	6,139,928

Expenses
Interest	1,432,444	1,435,497
Depreciation and amortization	1,678,247	1,728,031
Operating expenses	3,694,841	3,713,094
	6,805,532	6,876,622

NET LOSS	$ (858,119)	$ (736,694)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$(1,621,093)	$ (314,220)

Net loss allocated to other partners	$ (8,581)
		(7,367)
Net loss suspended	$ (771,555)	$ (415,107)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2002	2001

Revenues
Rental	$ 5,192,441	$ 4,996,078
Interest and other	285,029	417,477
	5,477,470	5,413,555

Expenses
Interest	1,451,897	1,419,905
Depreciation and amortization	1,838,699	1,768,990
Operating expenses	3,622,169	3,361,261
	6,912,765	6,550,156

NET LOSS	$(1,435,295)	$(1,136,601)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (529,455)	$ (472,713)

Net loss allocated to other partners	$ (14,353)	$ (11,366)

Net loss suspended	$ (891,487)	$ (652,522)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2002	2001

Revenues
Rental	$ 5,675,507	$ 5,473,866
Interest and other	392,622	608,864
	6,068,129	6,082,730

Expenses
Interest	1,527,534	1,528,815
Depreciation and amortization	1,919,561	1,825,844
Operating expenses	3,943,840	4,084,638
	7,390,935	7,439,297

NET LOSS	$(1,322,806)	$(1,356,567)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (564,443)	$ (766,544)

Net loss allocated to other partners	$ (13,228)	$ (13,566)

Net loss suspended	$ (745,135)	$ (576,457)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2002	2001

Revenues
Rental	$ 12,218,665	$ 12,126,611
Interest and other	658,721	514,816
	12,877,386	12,641,427

Expenses
Interest	3,406,465	3,503,185
Depreciation and amortization	3,924,738	3,838,243
Operating expenses	7,949,318	7,477,454
	15,280,521	14,818,882

NET LOSS	$(2,403,135)	$(2,177,455)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$(1,370,812)	$(1,349,218)

Net loss allocated to other partners	$ (24,031)	$ (21,775)

Net loss suspended	$(1,008,292)	$ (806,462)

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
December 31, 2002
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 2002 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of December 31, 2002 in the amount of $31,587. Of the total, $12,600 represents transfer fee income. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $508,705 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $190,045 in Series 7, $4,960 in Series 9, $2,825 in Series 10, $401 in Series 11, $137,816 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of December 31, 2002 the Partnership had $1,436,288 of remaining net offering proceeds. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and remaining proceeds. Proceeds remaining represent current cash and investment balances.

Series	Equity	BAC's	Final Close Date	Number of Properties	Proceeds Remaining
7	$ 10,361,000	1,036,100	12/29/89	14	$ 8,749
9	41,574,018	4,178,029	05/04/90	53	278,302
10	24,288,997	2,428,925	08/24/90	44	132,450
11	24,735,002	2,489,599	12/27/90	40	397,914
12	29,710,003	2,972,795	04/30/91	53	33,741
14	55,728,997	5,574,290	01/27/92	100	585,132

	$186,398,017	18,679,738		304	$1,436,288

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of December 31, 2002 are $8,749, $278,302, $132,450, $385,386, $22,336 and $359,261, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of December 31, 2002 and 2001 the Partnership held limited partnership interests in 304 and 307 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended December 31, 2002 and 2001 were $271,709 and $548,950, respectively. The decrease in the partnership management fee expense was primarily the result of a payment of past due reporting fees in the amount of $332,630, by one of the Operating Partnerships owned by Series 9 and Series 14.

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

(Series 7) As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at December 31, 2002.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $497,243. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $51,470. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The city of Miami Beach issued a safety and health violations notice to Metropole Apartments Associates LP (Metropole Apartments) in the fourth quarter of 2000. The Operating General Partner evaluated the issue, conducted a needs assessment on the property, provided funding for corrective actions, and has addressed as many of the issues as possible. At this time the management company reports that the issues have been satisfactorily addressed. Asset Management visited the site in third quarter 2002 and confirmed all issues regarding city violations were resolved. There were several capital improvements including carpet replacement in all the common areas and new interior lighting in the hallways. The Residential section of the property has now achieved an occupancy rate of 95% and rent collections are strong. In addition, the leasing activity remains very strong. Based on the results of the 2002 audited financial statements, if operations continue to improve, the Investment General Partner will no longer continue to report on this Partnership.

(Series 9) As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 99.7%. The series had a total of 53 properties at December 31, 2002. Out of the total, 51 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,193,743. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $766,256. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is primarily the result of a reduction in the share of loss from Operating Partnerships and a reduction in the partnership management fee expense reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting. The partnership management fee expense reduction was the result of receipt of past due reporting fees paid by one of the Operating Partnerships in the amount of $262,355.

In April of 2000, Marshall School Street II, LLC became the Operating General Partner and the property manager for School Street II Limited Partnership (School Street Apts. II). Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During 2001 and 2002, the averaged occupancy was 98% and 95%, respectively. The improved occupancy and tenant selection criteria increased cash flow significantly in 2002, but operations remained below breakeven due to high operating expenses. Management has replaced faulty water valves which were responsible for the property's high utility expenses. As a result the 2002 operating expenses declined by 13% versus 2001. The General Partner projects the property to cash flow in the second half of 2003 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 62% for the year 2002. As a result of the high vacancy rate the property will not achieve breakeven operations in 2002. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property. Without significant structural improvements that are at this time physically and financially unfeasible, the property will not be able to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated below breakeven during the fourth quarter of 2002.  The operating deficits result from the high vacancy rate at this property. The average occupancy for the fourth quarter of 2002 was only 65%.  The occupancy issues stem from the poor image of the neighborhood in which Warrensburg Estates is located and from several problem tenants at the property.  In addition, occupancy has been impacted by the lack of rental assistance and increased competition.  Current management, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property and has been working to evict the problem tenants.  The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy.  The property's mortgage, taxes and insurance were all current as of December 31, 2002.

(Series 10) As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at December 31, 2002, Out of the total, 43 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $858,119. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $820,128. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The increase in Net Loss per BAC for Series 10 in the current nine month period is primarily due to the write off of the investment balance for South Farm LP in the second quarter. The Investment Limited Partnership's share of income reported by the operating partnership for prior years was added to the investment balance each year. Prior to the sale, the investment balance for South Farm carried by Series 10 was $2,396,476. The sale proceeds of $1,000,000 reduced the investment balance to $1,396,476. The remaining investment balance was reduced to zero and charged as a Share of Loss from Operating Partnerships. This loss amounted to approximately $.57 per BAC.

Chuckatuck Square is a 42-unit development located in Suffolk, Virginia. The 2001 financial statements were prepared assuming the partnership would continue as a going concern. The Operating General Partner, in an effort to bring the property into compliance with the loan documents, fully funded the reserves and paid all outstanding real estate taxes. In December of 2002, the general partner submitted a workout plan to the first mortgage holder, FmHA-RD, which is currently under review. Through the workout plan the operating general partner is requesting a rent increase to address the ongoing deficits incurred by the property. In addition, the Operating General Partner has entered into discussions with FmHA -RD concerning the restructuring of the Mortgage. The average occupancy was 95 % for the year ended December 31, 2002.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historical low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, and 2001. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. The vouchered funds will be repaid over the remaining years of the mortgage.

As of December 31, 2001, the physical occupancy was 86%. Occupancy further decreased to 69% by the end of the fourth quarter of 2002 due to deferred maintenance, lack of employment in Lawton, and the high level of affordable housing in the surrounding area. Boston Capital and the General Partner are discussing the funds needed to improve the property curb appeal in order to attract prospective residents. The mortgage, insurance and payables are current.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property has historically suffered from low occupancy. Occupancy averaged 90% for 2001, an increase from the prior year average of 87%. However, the physical occupancy decreased to 88% in the fourth quarter of 2002. Because this is a small property, resident turnover significantly impacts occupancy. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998-2001. The vouchered funds will be repaid over remaining years of the mortgage. The mortgage, insurance and payables are current.

South Farm Limited Partnership (Indian Run Village) is 114-unit property located in South Kingston, RI. During the fourth quarter of 2002, the property had average occupancy of 99%. The property was sold for total proceeds of $1,000,000 to the Investment Partnership in the third quarter of 2002. This amounted to approximately 110% of the original equity investment made by Series 10 in the operating partnership. Of the proceeds received $769,321 was returned to the investors, and $230,697 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The distribution amounted to $.31673 per BAC, or $316.73 per $10,000 invested. The breakdown of the amount paid to BCAMLP is as follows. $36,783 represented reimbursement of expenses incurred related to sale, which included but is not limited to due diligence, legal and mailing costs; $60,000 represented a fee for overseeing and managing the disposition of the property; and $133,896 represented a partial payment of outstanding Asset Management Fees due to BCAMLP.

Stockton Estates Limited Partnership, located in Stockton, Missouri, operated below breakeven during the fourth quarter of 2002.  The operating deficits result from the high vacancy rate at this property. The average occupancy for the fourth quarter of 2002 was 67%.  The occupancy issue stems from tenants opting to relocate to nearby nursing homes and increased competition in the community. In addition, several former tenants at the property have passed on. The management company has been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy.  The property's mortgage, taxes and insurance were all current as of December 31, 2002.

(Series 11) As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at December 31, 2002.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,435,295. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $403,404. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson Arizona is a 42 unit SRO development with project based Section 8 rental assistance for all the units. The partnership operated below break-even for 2002 due to low occupancy. The low occupancy is due to the small size of the units. Average occupancy for 2002 was 76%. Management is exploring ways to increase the attractiveness of the property to perspective tenants. During 2002 operating expenses declined by 10% versus 2001. The mortgage, taxes, insurance and payables are current. The General Partner guarantee is unlimited in time and amount.

Franklin School Associates (Franklin School Apartments) operated above breakeven during the third quarter of 2002 but is still showing a loss for the year. The Partnership has applied for and secured a $300,000 low interest loan from the Montana Department of Commerce Board of Housing for capital improvements to the property, primarily window replacement and masonry repairs. Occupancy for the third quarter 2002 increased to 90%. After obtaining 100% occupancy during the first quarter of 2001, the property has had difficulty achieving occupancy above the low 90's. The lower than expected occupancy stems from both current conditions at the property and in the local market. The mortgage, taxes and insurance are all current.

The Operating General Partner of London Arms/Lynn Mar Limited (London Arms Apartments) commissioned a capital needs assessment during the first quarter of 2001. Several deferred maintenance items were identified and later targeted for completion. The management company reports that the work has all been completed. The residential section of the property has achieved an occupancy rate of 98% and the leasing activity remains very strong. Based upon review of the audited financial statement, if operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

(Series 12) As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at December 31, 2002. Out of the total, 52 were at 100% qualified occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,322,806. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $596,755. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

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

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The 2000 audited financial statement was prepared assuming the Partnership would continue as a Going Concern. The Partnership suffered recurring operating losses and its total liabilities exceed its total assets. The property has achieved a history of high occupancy. However, high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 1999 and 2000 property taxes became delinquent and accrued in the amount of $42,810 plus interest. In the first quarter of 2002, the Partnership, working with the first mortgage lender, utilized reserve funds to bring the delinquent property taxes current. The lender and Investment Limited Partner are in the process of finalizing the refinance of the first mortgage which should be completed by second quarter 2003. The Operating General Partner is actively seeking to transfer its General Partner interest to this property. Negotiations are ongoing with the Springfield Housing Authority as a potential replacement. The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on an ongoing basis. In the interim period, prior to finding a general partner replacement, the property management agent will be changed in the first part of 2003 in order to improve occupancy and management of operating expenses.

(Series 14) As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 99.8%. The series had a total of 100 properties at December 31, 2002. Out of the total, 97 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,403,135. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,521,603. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) has historically suffered from excessive operating expenses compared to operating income. Effective October 4, 2000, San Mar Properties of Fresno, California assumed the role of management agent. An affiliate of San Mar Properties, Central Valley Affordable Housing LLC, assumed the General Partner interest effective December 31, 2000. In 2001 the Partnership was no longer able to meet the mortgage obligations, and all attempts to restructure the debt were unsuccessful. The Partnership filed for Chapter 11 bankruptcy protection on October 2, 2001. The Operating General Partner advanced the funds to bring five of the notes current. The Reorganization Plan involved bringing current one of the seven remaining delinquent loans in order to remain compliant with IRS Section 42 minimum requirements, thus avoiding disallowance and full recapture of the tax credits. This plan has been successful and the bankruptcy was dismissed in February 2002. The six remaining units were foreclosed upon and removed from the Partnership. As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000. The remaining six units are 100% occupied as of December 2002. The Partnership has filed for a welfare tax exemption for 2001-2002 and 2002-2003. The exemption has recently been approved and the reduction in taxes has taken place. The Partnership also received a rebate on a portion of the taxes paid in the prior year. The tax exemption will have a positive effect on cash flow.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) has historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. Haven Park II has maintained 98% occupancy through the fourth quarter of 2002. Management has made strong efforts to control operating expenses and was successful in bringing expenses to more acceptable levels in 2001, and although the Partnership did not generate positive cash flow, the deficit was much smaller than in prior years. This trend continues through December 2002, with operations running slightly below breakeven. The Partnership has filed for a welfare tax exemption. According to the General Partner the County of Merced has approved the exemption and a subsequent reduction in taxes was received. The exemption was grated retroactive to 2000 and a rebate was received by the Partnership for those prior years. The tax exemption will have a positive effect on cash flow. Upon review of the audited year end financial statements, if operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) have historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy. Haven Park III has maintained 100% occupancy through the fourth quarter of 2002; while Haven Park IV has maintained an occupancy level of 99% in 2002. Management has made strong efforts to control operating expenses and as a result, Haven Park III is operating at breakeven through the fourth quarter of 2002. Haven Park IV is operating slightly below breakeven, but has demonstrated significant improvement. The Partnerships have filed for a welfare tax exemption. According to the General Partner, the County of Merced has approved the exemption and a subsequent reduction in taxes was received. The exemption was granted retroactive to 2000, and a rebate was received by the Partnership for those prior years. The tax exemption will have a positive effect on cash flow. Upon review of the audited year end financial statements, if operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on these Partnerships.

Summer Lane Limited Partnership (Summer Lane Apartments) has historically suffered from low occupancy and consequently negative cash flow. The primary cause of the low occupancy has been a lack of rental assistance. The Operating General Partner was recently able to secure an additional 5 units of rental assistance for this property from Rural Development. As a result, the property achieved 96% occupancy as of December 31, 2002 and rental income has increased $14,543 from the prior year. Operating expenses are below average levels and the condition of the property appears to be exceptional. The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is making repayment to Rural Development with the monthly mortgage payment. There are no deposits being made to the replacement reserve account. The General Partner has requested that Rural Development restructure the mortgage to reduce the payments and authorize funds for a rehabilitation loan.

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

Montague Place, LP (Montague Place Apartments) is a 28 unit, family complex located in Caro, MI. This partnership has suffered from low occupancy for the past year. Rural Development approved a property conversion from a senior complex to a family property, effective September 1, 2002. The Regional Manager has refocused the marketing efforts and continues to offer concessions, which has significantly increased applicant traffic. Occupancy for the fourth quarter of 2002 increased to 82% from the prior three quarters average of 71%.

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: February 19, 2003	By:	/s/ John P. Manning

John P. Manning