Form 10-K
period 2003-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2003-07-14
CIK 853566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003 or

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

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2003

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective October 25, 1989 in connection with a public offering (“Offering”) in series 7, 9 through 12, and 14.  The Partnership raised $186,337,517 representing a total of 18,679,738 BACs. The Partnership completed sales of BACs in all Series on January 27, 1992.

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

Each Apartment Complex has qualified for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 48 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 67 to 92 of the Prospectus, as supplemented, under the caption “Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2003, the Partnership had invested in a total of 304 Operating Partnerships; 14 Operating Partnerships on behalf of Series 7, 53 Operating Partnerships on behalf of Series 9, 44 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53 Operating Partnerships on behalf of Series 12, and 100 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Partnership are to:

(1);	preserve and protect the Partnership’s capital

(2)

provide current tax benefits to Investors in the form of (a) Federal Housing Tax Credits and Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against his federal income tax liability from active, portfolio and passive income, and (b) passive losses which an Investor may apply to offset his passive income (if any);

(3);

provide capital appreciation (except with respect to the Partnership’s investment in certain Non-Profit Operating Partnerships) through increases in value of the Partnership’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes

(4)

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

Item 2.                                Properties

The Partnership has acquired a Limited Partnership Interest in each of the 307 Operating Partnerships in 6 series identified in the table set forth below.  In each instance the Apartment Complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF March 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

The Bowditch School Lodging House	Jamaica Plain, MA	50	$1,583,824	12/89	12/89	100%	$606,390

Briarwood Apartments	Cameron, MO	24	615,365	12/89	12/89	100%	157,254

Buckner Properties	Buckner, MO	24	611,779	12/89	3/89	100%	146,287

Creekside Apartments	Vandergrift, PA	30	1,076,045	6/89	9/89	100%	247,790

Deer Hill II Apartments	Huntersville, NC	40	1,460,912	2/90	5/89	100%	333,370

Hillandale Commons	Lithonia, GA	132	4,609,196	12/89	1/90	100%	1,138,907

Leo A. Meyer Senior Citizen Housing	King City, CA	44	1,658,088	6/90	11/89	100%	893,708

Lebanon Properties II	Lebanon, MO	24	566,528	12/89	7/89	100%	136,440

Oak Grove Estates	Oak Grove, MO	20	478,062	12/89	9/89	100%	113,188

Oakview Apartments	Delta, OH	38	1,111,917	12/89	10/89	100%	258,264

Metropole Apartments	Miami Beach, FL	42	2,025,471	12/89	12/89	100%	694,581

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Rosenberg Apartments	Santa Rosa, CA	77	$1,742,683	2/90	1/92	100%	$1,943,360

Westwood Square Apartments	Moore Head City, NC	36	1,393,721	7/90	7/90	100%	117,286

Winfield Properties II	Winfield, MO	24	602,504	12/89	5/89	100%	142,525

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF March 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Azalea Village Apartments	Crawford, GA	24	$632,816	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,168,640	4/90	5/90	91%	290,403

Bent Creek Apartments II	Crest View, FL	24	700,250	6/90	5/90	100%	164,534

Big Lake Seniors	Big Lake, TX	20	550,159	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	511,941	12/93	9/94	100%	98,561

Breezewood Village Phase I	Kissimmee, FL	86	2,752,218	4/90	4/90	100%	831,650

Breezewood Village II	Kissimmee, FL	42	1,412,498	5/90	5/90	100%	416,268

Cambridge Manor	Madison, FL	36	1,118,945	4/90	1/90	100%	268,523

Corinth Senior Housing	Corinth, NY	40	1,470,441	4/90	2/90	100%	384,000

Cotton Mill Apartments	Stuart, VA	40	1,453,613	10/92	7/93	100%	271,351

Country Hill Apts.	Cedar Rapids, IA	166	4,310,552	4/90	6/90	100%	3,471,607

Country Lane Apts.	Blakely, GA	32	1,015,996	5/90	5/90	100%	211,916

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Fawn River Apartments	Sturgis, MI	100	$3,655,650	10/90	10/90	100%	$971,446

Garden Lake Apartments	Immokalee, FL	65	2,168,213	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	684,046	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,475,236	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,474,251	6/90	8/90	100%	276,203

Greenwich Senior Housing	Greenwich, NY	36	1,463,696	4/90	2/90	100%	340,000

Grifton Manor Apts.	Grifton, NC	40	1,228,644	9/93	2/94	100%	261,645

Hacienda Villa Apartments	Firebaugh, CA	120	3,671,164	4/90	1/90	100%	1,343,294

Haines City Apartments	Haines City, FL	46	1,419,716	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	936,499	10/92	9/92	96%	193,830

Hill St. Commons	South Paris, ME	25	1,468,846	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,374,053	3/90	6/90	100%	313,200

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Le Grand Apts.	Le Grand, CA	34	$1,712,804	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,463,395	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,460,380	5/90	3/90	100%	321,908

Maywood Apartments	Corning, CA	40	1,483,380	3/90	7/90	100%	365,280

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,836,657	9/90	10/90	100%	1,116,284

Mill Pond Apartments	Brooklyn, MI	36	1,095,184	5/90	5/90	100%	250,175

Pinewoods Apartments	Springfield, IL	168	4,109,156	6/90	6/91	100%	1,258,700

Pine Ridge Place	Polkton, NC	16	630,567	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	611,398	12/93	7/93	100%	144,839

Port Crossing	Portage, IN	160	3,576,610	3/90	4/90	100%	2,733,580

Putney Meadows Apts	Putney, VT	28	1,408,780	12/92	5/93	100%	374,495

Quail Hollow Apartments	Homerville, GA	54	1,450,768	5/90	1/90	100%	363,353

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Quail Hollow II	Raleigh, NC	36	$1,387,645	7/90	9/90	100%	$313,521

Rainbow Gardens Apartments	Dunnellon, FL	36	1,198,055	12/92	6/93	100%	236,763

Raitt Street Apts.	Santa Ana, CA	6	828,972	5/93	8/93	100%	416,200

School St. Apts. II	Marshall, WI	24	646,658	6/93	6/93	100%	652,967

Scottsville Hollow	Scottsville, NY	36	1,410,539	5/90	5/90	100%	304,060

St. Paul’s Apartments	St. Paul, NC	32	1,250,472	5/90	9/90	100%	263,165

Surry Village II	Surry, VA	24	770,014	5/90	1/90	100%	157,002

Tappahannock Greens Apts.	Tappahannock, VA	40	1,485,540	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,455,060	9/90	11/90	100%	300,033

The Warren St. Lodging House	Boston, MA	19	721,934	3/90	5/90	100%	460,900

Twin Oaks Apartments	Raeford, NC	28	1,126,917	5/90	5/90	100%	275,894

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Ventura Village	Hernando, FL	53	$1,468,278	6/90	7/90	100%	$473,300

Village Oaks Apartments II	Live Oak, FL	24	723,374	6/90	2/90	100%	164,291

Warrensburg Estates	Warrensburg, MO	32	782,576	4/90	4/90	100%	181,849

Westside Apartments	Providence, RI	40	2,311,029	6/90	12/90	100%	1,777,738

Westwood Square Apartments	Moorehead City, NC	36	1,393,721	7/90	7/90	100%	195,391

Wilmington Housing	Wilmington, NY	24	1,033,585	8/90	8/90	100%	237,279

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF March 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Athens Park Apartments	Athens, AL	48	$1,321,852	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	725,661	8/89	11/90	100%	168,234

Baytree Apartments	Richlands, NC	24	946,822	11/88	7/90	100%	210,999

Benchmark Apartments	China Grove, NC	24	1,100,326	11/88	7/90	100%	223,328

Berkshire Apartments II	Wichita, KS	66	1,686,911	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	943,901	11/90	10/90	100%	205,470

Briarwood Apartments	Middleburg, FL	52	1,464,776	8/90	8/90	100%	509,251

Butler Manor Apartments	Morgantown, KY	16	496,806	12/90	2/91	100%	119,952

Campbell Creek Apartments	Dallas, GA	80	1,303,327	12/91	10/90	100%	735,000

Candlewick Place	Monroeville, AL	40	1,239,932	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	763,341	5/93	5/93	100%	180,800

Charlton Court Apartments	Folkston, GA	40	1,185,259	12/92	1/93	100%	263,520

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Chuckatuck Square	Suffolk VA	42	$1,441,053	11/90	2/90	100%	$320,900

Cloverleaf Apartments	Bishopville, SC	24	844,658	11/90	4/90	100%	153,900

Cloverleaf Apts., Phase II	Bishopville, SC	24	863,638	11/90	4/90	100%	160,761

Connellsville Heritage Apts.	Connellsville, PA	36	1,350,784	11/90	3/90	100%	325,460

Freedom Apartments	Ford City, PA	28	1,038,050	11/90	9/90	100%	262,791

Hartway Apts.	Munfordville, KY	32	902,613	7/90	6/90	100%	239,041

Hilltop Terrace	Kingsland, GA	54	1,470,795	8/90	7/90	100%	455,851

Ironton Estates	Ironton, MO	24	613,797	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	980,400	11/92	12/92	100%	192,347

Longview Apartments	Maysville, NC	24	862,214	11/88	8/90	100%	195,837

Maidu Village	Roseville, CA	81	1,878,192	3/91	12/91	100%	470,000

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Mann Estates	Indianapolis, IN	132	$3,192,845	7/90	10/90	100%	$1,980,000

Meadowbrook Lane Apartments	Americus, GA	50	1,459,204	9/90	3/90	100%	336,264

Melrose Lane Apartments	Great Falls, SC	24	873,877	11/90	10/90	100%	203,645

Mercer Manor	Mercer, PA	26	898,157	11/90	8/90	96%	220,450

Pecan Village Apartments	Ellaville, GA	30	777,013	7/90	2/90	100%	221,856

Piedmont Hills	Forsyth, GA	50	1,441,159	7/90	9/90	100%	439,958

Pine View Apartments	Perry, FL	29	949,701	9/90	12/90	100%	277,405

Pines by the Creek Apts.	Newnan, GA	96	1,533,306	12/90	10/90	100%	890,000

Pine Grove Apts.	Ackerman, MS	24	550,578	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	968,363	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	665,019	7/90	7/90	100%	147,480

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Springwood Park Apartments	Durham, NC	100	$2,814,963	3/91	5/91	100%	$1,000,000

Stockton Estates	Stockton, MO	20	508,558	2/93	1/93	100%	120,352

Stratford Square Apartments	Brundidge, AL	24	742,961	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,464,658	11/92	3/93	100%	246,230

Summerwood Apartments	West Des Moines, IA	86	2,187,025	7/90	7/90	100%	2,015,183

Sunmark Apartments	Morgantown, KY	24	760,220	8/90	12/90	100%	176,669

Village Commons	Lawton, MI	58	1,549,883	11/90	6/90	100%	323,665

Washington Heights Apartments, IV	Bismarck, ND	24	471,312	11/90	7/90	100%	381,010

Woods Hollow Apartments	Centreville, MI	24	676,132	11/90	2/90	100%	132,700

Woodside Apartments	Lisbon, ME	28	1,464,665	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF March 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Academy Hill Apartments	Ahoskie, NC	40	$1,360,924	2/91	2/91	100%	$319,224

Aspen Square Apartments	Tazewell, VA	60	1,813,949	11/90	11/90	100%	356,495

Bridgeview Apartments	Emlenton, PA	36	1,346,713	12/90	12/89	100%	327,257

Buckeye Senior Apartments	Buckeye, AZ	41	1,324,550	12/90	8/90	100%	311,480

Campbell Creek Apartments	Dallas, GA	80	1,303,327	12/90	10/90	100%	142,000

Cambridge Manor Apartments	Macon, MS	47	1,600,131	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	944,334	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,161,540	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	227,126	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	3,905,014	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	574,006	11/90	9/90	100%	133,790

Eldon Est. II	Eldon, MO	24	574,495	12/90	11/90	100%	131,340

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Eldon Manor	Eldon, MO	24	$553,108	12/90	11/90	100%	$241,980

Elmwood Manor Apartments	Eutaw, AL	47	1,603,699	5/93	12/93	100%	333,440

Fairridge Lane Apartments	Denmark, SC	24	761,283	11/90	6/90	100%	209,326

Fairridge Village Apartments	Denmark, SC	24	808,553	11/90	6/90	100%	186,381

Farmerville Square Apts.	Farmerville, LA	32	957,428	1/91	4/91	100%	212,280

Forest Glade Apartments	Wauchula, FL	50	1,466,148	12/90	12/90	100%	420,565

Franklin School	Great Falls, MT	40	1,209,042	10/90	12/91	100%	1,453,270

Hilltop Apts.	Los Lunas, NM	40	1,402,487	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	889,429	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	907,033	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,561,538	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	915,650	12/90	12/90	100%	198,460

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Lakewood Village Apartments	Lake Providence, LA	32	$943,562	1/91	5/91	100%	$223,827

Licking Apartments	Licking, MO	16	401,613	11/91	3/92	100%	90,436

London Arms	Miami Beach, FL	58	2,670,528	12/90	12/90	100%	937,961

Maidu Village	Roseville, CA	81	1,878,192	3/91	12/91	100%	530,000

Nevada Manor	Nevada, MO	24	640,051	11/90	10/90	100%	143,270

Oatka Meadows	Warsaw, NY	24	908,285	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,218,016	12/90	12/90	100%	522,999

Pines by the Creek Apartments	Newnan, GA	96	1,533,306	12/90	10/90	100%	245,000

Sandy Pines Manor	Punta Gorda, FL	44	1,464,701	12/90	7/90	100%	399,977

Sierra Springs Apartments	Tazewell, VA	36	1,162,435	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,459,502	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	773,183	12/90	9/90	100%	206,888

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Walnut Village Apartments	Manning, SC	24	$829,580	11/90	11/90	100%	$183,244

Washington Manor Apartments	Washington, LA	32	946,517	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,374,771	1/91	4/91	100%	329,130

Windsor Apts.	Metter, GA	53	1,448,708	12/92	5/93	100%	248,207

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Bowman Village Apartments	Bowman, GA	24	$657,944	6/91	10/91	100%	$139,879

Brandywood Apartments	Oak Creek, WI	54	1,676,187	12/91	9/91	100%	1,532,506

Brentwood Manor Apartments	Clarkson, KY	24	736,194	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,215,441	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	544,533	6/91	7/91	100%	458,800

Bucksport Park Apartments	Bucksport, ME	24	1,355,539	6/91	8/91	100%	334,600

Campbell Creek Apartments	Dallas, GA	80	1,303,327	3/91	10/90	100%	593,000

Cananche Creek Apartments	Norton, VA	36	1,221,142	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	644,529	10/91	6/92	100%	161,452

Clymer House Apartments	Clymer, PA	26	1,103,272	6/91	10/91	100%	254,097

Corcoran Garden Apartments	Corcoran, CA	38	1,602,373	2/91	11/90	100%	432,438

Cornish Park	Cornish, ME	25	1,438,668	6/91	6/91	100%	333,000

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Crescent City Senior Apartments	Crescent City, CA	38	$1,843,010	3/91	3/91	100%	$474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,330,325	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	745,306	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	591,551	12/91	7/92	100%	150,033

Franklin House Apts.	Liberty, MO	21	279,734	5/93	1/88	100%	137,836

Hamilton Village Apartments	Preston, GA	20	562,542	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,394,091	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,561,538	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	726,270	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	906,060	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	653,825	10/91	5/92	100%	149,058

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Los Caballos II Apts.	Hatch, NM	24	$733,059	7/91	8/91	100%	$164,740

Marlboro Place Apartments	Bennettsville, SC	24	826,216	3/91	2/91	100%	192,779

Melville Plaza Apartments	Melville, LA	32	881,706	7/91	10/91	100%	178,564

Nanty Glo House Apartments	Nanty Glo, PA	36	1,458,948	6/91	7/91	100%	353,000

Newport Village	Franklin, VA	48	1,468,739	4/91	11/90	100%	355,000

Oakleigh Apartments	Abbeville, LA	32	902,679	8/91	3/92	100%	178,716

Oak Street Apartments	Scott City, MO	24	592,644	6/91	11/91	100%	138,149

Oakwood Apartments	Mamou, LA	32	895,659	8/91	1/92	100%	180,819

Pines by the Creek Apartments	Newnan, GA	96	1,533,306	3/91	10/90	100%	645,000

Pinewoods Apartments	Springfield, IL	168	4,109,156	7/91	6/91	100%	2,880,000

Portales Estates	Portales, NM	44	1,423,323	7/91	7/91	100%	365,100

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Prairie West Apts. III	West Fargo, ND	24	$485,452	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	893,390	4/91	1/91	100%	180,186

River Reach Apts.	Crystal River, FL	41	1,350,419	5/91	5/91	100%	351,421

Rockmoor Apartments	Banner Elk, NC	12	556,201	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	659,728	5/91	5/91	100%	145,606

Springwood Park Apartments	Durham, NC	100	2,814,963	3/91	5/91	100%	374,349

Spring Mountain Apartments	Pahrump, NV	33	1,348,712	5/91	4/91	100%	290,406

Stonegate Manor	Perry, FL	36	998,582	5/91	12/90	100%	274,321

Summit Ridge Apartments	Palmdale, CA	304	8,516,143	10/92	12/93	100%	3,674,306

Turner Lane Apartments	Ashburn, GA	24	713,221	5/91	7/91	100%	147,090

Union Baptist Plaza Apartments	Springfield, IL	24	367,714	5/91	4/91	100%	432,648

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Uptown Apartments	Salyersville, KY	16	$515,299	5/91	3/91	100%	$121,700

Villas of Lakeridge	Eufala, AL	18	525,875	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,355,893	4/91	1/91	100%	310,510

Windsor Court II	Windsor, VA	24	727,162	4/91	11/90	100%	169,347

Woodcrest Manor Apartments	Woodville, MS	24	701,689	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	1,001,222	10/91	4/92	100%	229,601

Woodside Apartments	Grove City, PA	32	1,141,510	4/91	3/91	100%	229,291

Yorkshire Townhome Apts.	Fort Smith, AR	50	817,247	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Ada Village Apts.	Ada, OK	44	$1,015,697	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,574,630	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	918,187	1/92	12/91	100%	201,300

Bethel Park Apartments	Bethel, ME	24	1,471,378	12/91	3/92	100%	324,100

Blanchard Senior Apts. II	Blanchard, LA	24	590,224	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	213,137	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,130,195	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	857,472	1/92	3/92	100%	186,065

Briarwood Apartments Ph II	Middleburg, FL	50	1,473,475	2/92	4/92	100%	293,694

The Bridge Building	New York, NY	15	0	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	716,827	7/91	11/90	100%	160,600

Burnt Ordinary Village	Toano, VA	22	701,276	7/91	7/91	100%	159,400

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Carleton Court Apartments	Providence RI	46	$2,883,206	12/91	12/91	100%	$1,496,922

Carriage Run Apartments	Emporia, VA	40	1,297,110	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,251,805	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,398,841	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	687,710	8/91	7/91	100%	198,275

College Green	Chili, NY	110	3,712,242	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	536,216	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	708,841	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	940,776	11/91	10/91	100%	922,350

Countryside Fulton, Manor	MS	24	658,088	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,143,819	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	861,072	7/92	1/93	100%	186,000

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Duncan Village Apts.	Duncan, OK	48	$1,105,152	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,181,173	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,411,310	2/92	1/92	100%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	616,068	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	685,976	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	882,234	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	917,301	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,423,265	1/92	6/91	100%	226,000

Glenhaven Park	Merced, CA	12	381,956	1/94	6/90	100%	125,000

Glenhaven Park II	Merced, CA	15	472,610	1/94	6/89	100%	365,925

Glenhaven Park III	Merced, CA	15	475,035	1/94	12/89	100%	225,500

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Glenhaven Estates	Merced, CA	13	$267,940	1/94	6/89	100%	$134,000

Green Village Apts. II	Standardsville, VA	16	578,686	4/92	11/91	100%	99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,114,870	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	778,867	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,462,483	7/92	9/92	100%	311,775

Hessmer Village Apartments	Hessmer, LA	32	898,391	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	873,423	9/91	1/92	100%	184,900

Hunters Run Apartments	Douglas, GA	50	1,428,173	12/91	2/92	100%	322,368

Independence Apartments	Mt. Pleasant, PA	28	1,069,309	8/91	6/91	100%	223,100

Indian Creek Apartments	Kilmarnock, VA	20	788,733	7/91	4/91	100%	174,400

Jarratt Village Apartments	Jarratt, VA	24	821,050	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	160,475	1/93	12/93	100%	24,365

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

La Gema del Barrio Apts.	Santa Ana, CA	6	$664,214	6/92	8/92	100%	$458,000

Lafayettee Gardens Apartments	Scott, LA	56	1,058,863	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,971,838	9/91	1/92	100%	442,457

Lakeside Manor Apartments	Schroon Lake, NY	24	1,043,631	11/91	1/92	96%	249,349

Lakeview Meadows	Battle Creek, MI	53	1,518,541	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	3,496,058	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,467,102	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	205,080	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,878,192	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	991,352	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	213,007	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,126,342	12/91	12/91	100%	432,320

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Navapai Apartments	Prescott Valley, AZ	26	872,588	6/91	4/91	100%	207,330

Nevada City Senior Apartments	Grass Valley, CA	60	$3,507,094	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	925,289	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,466,397	8/91	2/92	100%	285,371

Northridge Apartments	Arlington, TX	126	2,006,662	1/92	2/92	98%	741,300

Oak Ridge Apartments	Crystal Springs, MS	40	1,289,358	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	841,894	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	676,419	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	994,243	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	968,387	10/91	3/92	100%	199,311

Pittsfield Park Apartments	Pittsfield, ME	18	1,033,959	12/91	6/92	100%	237,300

Plantation Apartments	Richmond Hill, GA	49	1,402,245	12/91	11/91	100%	320,858

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Portville Square Apartments	Portville, NY	24	895,581	3/92	3/92	100%	198,100

Prague Village Apts.	Prague, OK	8	$105,751	1/93	3/93	100%	$21,373

Rainbow Commons Apartments	Marshfield WI	48	693,841	9/91	6/91	100%	1,126,901

Rainier Manor Apartments	Mt. Rainier, MD	104	3,537,442	3/92	1/93	100%	1,190,350

Rosenberg Hotel	Santa Rosa, CA	77	1,742,683	12/91	1/92	100%	1,850,000

Rosewood Manor Apartments	Ellenton, FL	43	1,422,986	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,345,531	1/92	10/91	100%	588,965

Smithville Properties	Smithville, MO	48	1,230,587	2/92	5/91	100%	285,384

Snow Hill Ridge Apartments	Raleigh, NC	32	1,174,589	10/91	12/91	100%	307,524

Spring Creek Village	Derby, KS	72	1,614,809	6/91	9/91	100%	1,634,760

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Spring Valley Apartments	Lexington Park, MD	128	$4,756,745	11/91	12/92	100%	$2,877,811

Springwood Park Apartments	Durham, NC	100	2,814,963	10/91	5/91	100%	374,349

Summer Lane Apartments	Santee, SC	24	864,294	7/91	11/91	100%	176,291

Summit Ridge Apartments	Palmdale, CA	304	8,516,143	10/92	12/93	100%	1,236,600

Titusville Apartments	Titusville PA	30	1,225,017	12/91	1/92	100%	280,829

Townview Apartments	St.Mary’s, PA	36	1,364,277	9/91	10/91	100%	315,700

Tyrone House Apartments	Tyrone, PA	36	1,465,843	12/91	1/92	100%	349,800

Valley Ridge Senior Apartments	Central Valley, CA	38	1,802,050	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,359,497	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,406,593	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	675,745	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,151,137	7/91	8/91	100%	295,250

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Wesley Village Apartments	Martinsburg, WV	36	$1,296,566	10/91	6/92	100%	$266,253

Westside Apartments	Louisville, MS	33	784,702	3/92	1/92	100%	191,014

Wildwood Terrace Apartments	Wildwood, FL	40	1,250,136	10/91	10/91	100%	281,647

Woodside Apartments	Belleview, FL	41	1,199,655	11/91	10/91	100%	268,500

Wynnewood Village Apts.	Wynnewood, OK	16	387,056	1/93	11/93	100%	67,443

Yorkshire Corners	Delevan, NY	24	914,204	8/91	9/91	100%	191,500

Zinmaster Apartments	Minneapolis, MN	36	1,746,117	1/95	1/88	100%	150,000

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

(b)                                 Approximate number of security holders

As of March 31, 2003, the Partnership has 11,333 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 801 investors holding 1,036,100 BACs, Series 9 consists of 2,164 investors holding 4,178,029 BACs, Series 10 consists of 1,622 investors holding 2,428,925 BACs, Series 11 consists of 1,348 investors holding 2,489,599 BACs, Series 12 consists of 1,884 investors holding 2,972,795 BACs, and Series 14 consists of 3,514 investors holding 5,574,290 BACs at March 31, 2003.

(c)                                  Dividend history and restriction

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 2003.

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

During the year ended March 31, 2003, the Fund made distribution to the Series 10 Limited Partners in the amount of $769,321.  The distribution was from the proceeds from the sale of one of the Operating Partnerships.

Item 6.             Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2003. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999
Operations

Interest & other Inc	$56,293	$53,149	$61,179	$92,529	$110,392

Share of Loss Of Operating Partnerships	(5,855,904)	(5,815,333)	(5,981,076)	(5,998,233)	(7,498,353)

Operating Exp	(4,034,177)	(2,639,786)	(2,834,858)	(2,701,882)	(3,177,618)

Net Loss	$(9,833,788)	$(8,401,970)	$(8,754,755)	$(8,607,586)	$(10,565,579)

Net Loss per BAC	$(.52)	$(.45)	$(.46)	$(.46)	$(.56)

Balance Sheet

Total Assets	$29,506,804	$38,568,793	$44,443,818	$50,584,819	$56,648,106

Total Liabilities	$26,412,221	$24,871,101	$22,344,156	$19,730,402	$17,186,103

Capital	$3,094,583	$13,697,692	$22,099,662	$30,854,417	$39,462,003

Other Data

Credit per BAC for the Investors Tax Year, for the twelve months ended December 31, 2002, 2001, 2000, 1999 and 1998*	$.29	$.74	$1.19	$1.23	$1.39

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

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2003 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2003 the Partnership accrued, net of payments made, $1,527,952 in annual partnership management fees.  The amount is lower than in recent years due to payments made by Series 9 and Series 14, from proceeds of reporting fees received and payments made by Series 10 from proceeds from the sale of one of the Operating Partnerships.  As of March 31, 2003 the accrued partnership management fees totaled $25,665,254.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

An affiliate of the general partner has advanced $401,715 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, no additional funds were advanced during the fiscal year ended March 31, 2003.  The allocation of the total advanced through March 31, 2003, to four of the six series is as follows:  $161,547 to Series 7, $4,960 to Series 9, $62,550 to Series 12 and $172,658 to Series 14.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 14 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  Series 7 net offering proceeds in the amount of $9,823 remain in working capital.

(Series 9).  The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC Holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  Series 9 net offering proceeds in the amount of $291,217 remain in working capital.  As of March 31, 2003, Series 9 also held proceeds from the sale of one of the Operating Partnerships in the amount of $1,739,655.

(Series 10).  The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 44 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  Series 10 net offering proceeds in the amount of $121,830 remain in working capital.

(Series 11).  The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

During the fiscal year ended March 31, 2003, the Partnership did not use any of Series 11’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372.  The Partnership has completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships.  Series 11 net offering proceeds in the amount of $369,202 remain to be used by the Partnership to pay outstanding installments of capital contributions to one Operating Partnership and to fund working capital expenses.

(Series 12).  The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2003, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  The Partnership has completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships.  Series 12 net offering proceeds in the amount of $39,674 remain to be used by the Partnership to pay outstanding installments of capital contributions to two Operating Partnerships and to fund working capital expenses.

(Series 14).  The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2003, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 100 Operating Partnerships in an aggregate amount of $42,034,328.  The Partnership has completed payment of all installments of its capital contributions to 88 of the 100 Operating Partnerships.  Series 14 net offering proceeds in the amount of $596,549 remain to be used by the Partnership to pay outstanding installments of capital contributions to Operating Partnerships and to fund working capital expenses. As of March 31, 2003, Series 14 also held proceeds from the sale of one of the Operating Partneships in the amount of $465,982.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2003 and 2002 was $1,831,759 and $2,258,377, respectively. The significant decrease in the current fiscal year is mainly the result of the payment outstanding reporting fees for the years 1992 through 2002 by one of the Operating Partnerships in Series 9 and Series 14 totaling approximately $368,000.  The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

All series in Boston Capital Tax Credit Fund II Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 2001 to 2002.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2001 to 2002 results from the fact that a large number of the Operating Partnerships are in their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

(Series 7).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The Series had a total of 14 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $664,635 and $733,886, respectively, in passive income tax losses that were passed through to the investors, and also provided $.04 and $.30, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 7 was $133,996 and $263,837, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 Series 7 reflects a net income from Operating Partnerships of $168,853 and $103,758, respectively, adjusted for depreciation which is a non-cash item.

The city of Miami Beach issued a safety and health violations notice to Metropole Apartments Associates LP (Metropole Apartments) in the fourth quarter of 2000.  The Operating General Partner evaluated the issue, conducted a needs assessment on the property, provided funding for corrective actions, and has addressed as many of the issues as possible.  At this time the management company reports that the issues have been satisfactorily addressed. The Investment General partner visited the site in third quarter 2002 and confirmed all issues regarding city violations were resolved. There were several capital improvements including carpet replacement in all the common areas and new interior lighting in the hallways. The Residential section of the property has now achieved an occupancy rate of 97% through the first quarter of 2003 and rent collections are strong.  On May 8, 2003, the Investment General Partner received notice from the lender that property taxes have not been paid for the tax years 2001 and 2002.  The total amount currently delinquent is $102,749.  The lender has given a 60-day cure period in which to bring taxes current.  Failure to comply within 60 days will constitute an event of default under the mortgage.  The outstanding taxes were paid in early July.

(Series 9).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.8%, respectively. The series had a total of 53 properties as of March 31, 2003, of which 51 were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $3,679,995 and $2,940,626, respectively, in passive income tax losses that were passed through to the investors, and also provided $.23 and $.27, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, the Investments in Operating Partnerships for Series 9 was $2,197,296 and $4,855,583, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 Series 9 reflects a net income from Operating Partnerships of $2,549,086 and $251,551, respectively, adjusted for depreciation which is a non-cash item.  The increase in adjusted net income is mainly the result of income reported by one of the Operating Partnerships, California Investors V, that was sold in the current fiscal year.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively.  The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $1,982,683 and $531,078, respectively.  This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner is currently holding $250,000 of the total sale proceeds until the Operating Partnership entity has been dissolved.  Of the proceeds received and to be received it is estimated that approximately $1,952,113 and $522,877, respectively will be returned to the investors in Series 9 and Series 14.  The remaining total of $110,000 will be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property.  Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed.  The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP.  Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals. Since the Investment in Operating Partnership balances of California Investors V for Series 9 and Series 14 were not equal to the sale proceeds received by each series, they have recorded a gain/(loss) on the sale of the Operating Partnership of $275,743 and $(420,816), respectively.

Series 9 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity, which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Big Lake Seniors Apts., Blanco Seniors Apts. Ltd. and Pleasanton, Ltd.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 64 apartment units in total.  The low income housing tax credit available annually to Series 9 from the Calhoun Partnerships is approximately $75,331, which is approximately 9% of the total annual tax credit available to investors in Series 9.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 9 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships, which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliates insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

In April of 2000, Marshall School Street II, LLC became the Operating General Partner and the property manager for School Street II Limited Partnership (School Street Apts. II). Since taking control, the management company has completed the capital improvements program and improved the tenant selection criteria. As a result, occupancy has increased and stabilized. During 2001 and 2002, the averaged occupancy was 98% and 94%, respectively.  Average occupancy for the first quarter of 2003 is 92%.  The improved occupancy and tenant selection criteria increased cash flow significantly in 2002, but operations remained below breakeven due to high operating expenses.  Management has replaced faulty water valves which were responsible for the property’s high utility expenses.  As a result the 2002 operating expenses declined by 13% versus 2001. The General Partner projects the property to cash flow in the second half of 2003 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 62% for the first quarter of 2003.  As a result of the high vacancy rate the property will not achieve breakeven operations in 2003. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property.

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

Surry Village II Limited Partnership, (Surry Village II) a 24-unit development located in Spring Grove, Virginia, operated below breakeven during the first quarter of 2003.  The average occupancy was 79% for the quarter.  In December of 2002, the General Partner submitted a workout plan to the first mortgage holder, Farmers Home Administration-Rural Development (FmHA-RD), which is currently under review.  Through the workout plan, the General Partner is requesting a rent increase, marketing incentives and rental assistance to eliminate operating deficits.  The Operating General Partner, in an effort to bring the property into compliance with the loan documents, fully funded the reserves and paid all outstanding real estate taxes.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated below breakeven during the first quarter of 2003 and in 2002.  The operating deficits result from the high vacancy rate at this property.  The average occupancy for the first quarter of 2003 was only 69% and averaged 76% overall in 2002.  The occupancy issues stem from the poor image of the neighborhood in which Warrensburg Estates is located and from several problem tenants at the property.  In addition, occupancy has been impacted by the lack of rental assistance and increased competition.  Current management, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property and has been working to evict the problem tenants.  The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

The Operating General Partner of the Partnership Corinth Housing Redevelopment Company (Adams Lawrence Apts.) has negotiated a sale of its General Partner interest.  In addition to the transfer of the Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period. It is anticipated that this transaction will be finalized within the third quarter of 2003 pending receipt of all required agency approvals.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) has negotiated a sale of its General Partner interest.  In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period. It is anticipated that this transaction will be finalized within the third quarter of 2003 pending receipt of all required agency approvals.  The current estimated proceeds to the Investment Partnership are $21,477.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) has negotiated a sale of its General Partner interest.  In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period. It is anticipated that this transaction will be finalized within the third quarter of 2003 pending receipt of all required agency approvals.  The current estimated proceeds to the Investment Partnership are $14,318.

(Series 10).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at March 31, 2003, of which 43 were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001 the series, in total, generated $1,644,944 and $1,575,629, respectively, in passive income tax losses that were passed through to the investors, and also provided $.21 and $.40, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, the Investments in Operating Partnerships for Series 10 was $3,083,824 and $5,996,854, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 Series 10 reflects net income from Operating Partnerships of $873,124 and $1,220,310, respectively, adjusted for depreciation which is a non cash item. Operations for South Farm

LP were not included in the current fiscal year, since the property was sold during 2002.  The decrease in adjusted net income is mainly the result of the exclusion of adjusted operations for South Farm LP in the current fiscal year.

South Farm Limited Partnership (Indian Run Village) is 114-unit property located in South Kingston, RI.  The property was sold for total proceeds of $1,000,000 to Series 10 in the third quarter of 2002.  This amounted to approximately 110% of the original equity investment made by Series 10 in the operating partnership. Of the proceeds received $769,321 was returned to the investors, and $230,697 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale.  The distribution amounted to $.31673 per BAC, or $316.73 per $10,000 invested. The breakdown of the amount paid to BCAMLP is as follows:  $36,783 represented reimbursement of expenses incurred related to sale, which included but is not limited to due diligence, legal and mailing costs; $60,000 represented a fee for overseeing and managing the disposition of the property; and $133,896 represented a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since South Farm LP’s Investment in Operating Partnership balance was not equal to the sale proceeds received by Series 10, the series has recorded a gain on the sale of the Operating Partnership in the amount of $1,396,476.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven during the first quarter of 2003 even though the average occupancy was 95% for the quarter.  In 2002, the property operated below breakeven as well, having expended cash even though occupancy averaged 95% for the year.  Due to the operating deficit the auditor issued a “going concern” opinion in the 2002 audit.  In December of 2002, the Operating General Partner submitted a workout plan to the first mortgage holder, FmHA-RD, which is currently under review.  Through the workout plan, the General Partner is requesting a rent increase to address the ongoing deficits incurred by the property.   In addition, the General Partner has entered into discussions with FmHA-RD concerning the restructuring of the mortgage.  The General Partner, in an effort to bring the property into compliance with the loan documents, fully funded the reserves and paid all outstanding real estate taxes.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historical low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, 2001, and 2002. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001.  The vouchered funds will be repaid over the remaining years of the mortgage.

As of December 31, 2002, the physical occupancy was 69%.  Occupancy trended positively in the first quarter of 2003, averaging 74% and ending at 81% on March 31, 2003.  Low occupancy is attributed to deferred maintenance and lack of employment in Lawton, combined with the high level of affordable housing in the surrounding area. The mortgage and insurance are current. To fund operating deficits, the partnership received mortgage proceeds of $103,078 from an additional Rural Development mortgage note.

Because of the declining financial conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property has historically suffered from low occupancy.  Occupancy averaged 86% in 2002, which decreased from the prior year average of 90%. In the first quarter of 2003, the average physical occupancy improved to 90%. As of March 2003, the property was operating with 92% physical occupancy.

Because this is a small property, resident turnover significantly impacts occupancy.  In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998-2001.  The vouchered funds will be repaid over remaining years of the mortgage. In February 2002, the partnership received mortgage proceeds of $52,707 from an additional RD mortgage note. The funds were used to reduce the high payables balance that accrued in 2002.  The mortgage, insurance and payables are current.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during the first quarter of 2003.  In 2002, the property operated below breakeven as well. The operating deficits result from the high vacancy rate at this property, which averaged 67% during 2002 and 65% for the first quarter of 2003.  The occupancy issue stemmed from tenants opting to relocate to nearby nursing homes and increased competition in the community.  However, the property was severely damaged in a tornado during May 2003 and is presently uninhabitable.  Discussions are ongoing about the future of the property.  There were no injuries during the tornado, and all of the tenants who wished to be relocated were moved to another tax credit property in the area.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 88.65% in 2002 and high debt service. The first quarter of 2003 occupancy averaged 73.33%. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment Limited Partner will work with the General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The General Partner continues to fund operating deficits.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia, that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 83.59% in 2002 and high debt service. The first quarter of 2003 occupancy averaged 77%. The Investment Limited Partner will work with the General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The General Partner continues to fund operating deficits.

(Series 11).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,679,758 and $1,815,481, respectively, in passive income tax losses that were passed through to the investors, and also provided $.10 and $.63, respectively, in tax credits per BAC to the investors

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 11 was $5,877,650 and $6,453,652, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 Series 11 reflects net income from Operating Partnerships of $502,169 and $765,008, respectively, adjusted for depreciation which is a non-cash item.  The decrease in adjusted net income was mainly the result of a prepayment penalty incurred by one of the Operating Partnerships to refinance its mortgage.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate.  On May 30, 2003, the Investment Limited Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies.  In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships, including the sale of the properties.

The Operating General Partner has become uncooperative in soliciting offers to purchase the Limited Partners interest.  On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements.  The Operating General Partner did not and to date has not cured the violations.  Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents.  The mortgagor is in the process of reviewing the requested removal.  There can be no assurances that the mortgagor will grant such approval of the change in Operating General Partner.  Upon the approval of the mortgagor, an interim Operating General

Partner, which is an affiliate of the Investment General Partner, will assume the Operating General Partner role until a buyer of the properties can be located.  The Investment General Partners will continue to monitor the situation and actively seek a resolution to the matter.

Coronado Housing (Coronado Hotel Apartments) located in Tucson Arizona is a 42 unit SRO development with project based Section 8 rental assistance for all the units.  The partnership operated below break-even for 2002 due to low occupancy.  Average occupancy for 2002 was 76%.  Average occupancy for the first quarter of 2003 is 68%.    The low occupancy at Coronado is due to a complex leasing process and unsatisfactory property management by the management company.  The Operating General Partner is in the process of securing another management company.  During 2002 operating expenses declined by 10% versus 2001.  The mortgage, taxes, insurance and payables are current.  On Feb 1, 2003 a fire at Coronado caused significant damage to one of their units.  The unit was out of service for two months.  Additional damage was localized to 13 vacant units because the firemen had to break down the doors of vacant units, to ensure they were vacant.  The damage caused by the fire was cover by insurance.  The Operating General Partner guarantee is unlimited in time and amount.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia, below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 88.65% in 2002 and high debt service. The first quarter of 2003 occupancy averaged 73.33%. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment Limited Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Franklin School Associates (Franklin School Apartments) operated at a small loss during the first quarter of $4,544. The Partnership has applied for and secured a $300,000 low interest loan from the Montana Department of Commerce Board of Housing for capital improvements to the property. The work will consist primarily of complete window replacement but will also include masonry repairs, replacement fire doors, and replacement entry doors. Physical occupancy for the first quarter 2003 was 88% with an economic occupancy of 90%. The lower than expected occupancy stems from both current conditions at the property and in the local market. The property continues to struggle with high turnover and resident problems including vandalism. With the completion of the renovations by the end of the second quarter, management expects improved occupancy and cash flow at the complex. The mortgage, taxes and insurance are all current.

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

El Dorado Springs Estates Limited Partnership (El Dorado Spings Estates), located in El Dorado, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The operating deficits result from the high vacancy rate at this property, which is exacerbated by the increased competition in the community.  The average occupancy for the 2002 and the first quarter of 2003 were 66% and 71%, respectively.  Due to tornado damage to a nearby property, occupancy has improved to 100% in May.  During 2002 a new property with more amenities was built in the area, and the new property has attracted some of the tenants.  Rental incentives are in place at the property in order to attract new tenants, and the management company has been advertising in local newspapers in an effort to increase occupancy.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003, and because of the tornado that struck Stockton Estates, the property is now 100% occupied due to transplanted tenants from that property.

Newnan Apartments II, LP (Pines by the Creek Apts.) is a 96-unit property located in Newnan, Georgia, that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 83.59% in 2002 and high debt service. The first quarter of 2003 occupancy averaged 77%.  The Investment Limited Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

South Fork Heights, Limited (South Fork Heights Apartments) located in South Fork, Colorado is a 48-unit, Rural Development-financed, family development. The property suffers from low occupancy and high turnover due to its location in a small tourist town in the mountains. South Fork has a population of approximately 700 and is heavily dependent on the nearby ski resorts. The seasonal nature of the town causes a high level of transience. In addition, a drought in 2001, followed by a forest fire and the closing of two major employers in 2002 that provided jobs for middle to low-income individuals, has severely damaged the local economy. This has resulted in high unemployment, as well as a lack of qualified tenants. Average occupancy for the first quarter of 2003 was 63% or 30 units occupied. Despite low occupancy, the property generated cash of $6,800 in 2002 due to an agreement with Rural Development to suspend required replacement reserve deposits during the year. If this agreement had not been in place, the property would have expended cash of ($7,471). The Operating General Partner’s guarantee expired in 1996. Management has increased advertising and is working with the local social service organizations for referrals.

Nevada Manor, Limited Partnership (Nevada Manor), located in Nevada, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The operating deficits result from the high vacancy rate at this property.  The average occupancy for 2002 and the first quarter of 2003 were 78 % and 83%, respectively.  Turnover is high at this family property, creating greater vacancy loss. Management has refined the tenant selection criteria to try to gain residents who will stay for longer periods of time.  There are three pending applications for current vacant units. With the amount of interest the property continues to generate, management estimates average occupancy for 2003 to be around 90%.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

RPI Limited Partnership #18 (Osage Place) is a 38 unit, senior property located in Arkansas City, KS.  This partnership suffered from low occupancy during 2002. In the first quarter of 2003 occupancy increased slightly to 75% from the fourth quarter 2002 average of 71%. The property manager is working with the Chamber of Commerce to increase occupancy at the property.  Additionally, the management company is offering a $200 move-in special for prospective tenants. The property is advertised in the newspapers and on the local cable station. The property manager is confident that occupancy will increase during the second quarter 2003 as the weather improves.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. Average occupancy in the first quarter of 2003 decreased slightly to 87% from the 2002 fourth quarter average of 88%. Ivan Woods was re-financed through GMAC in June, 2002. After refinancing, the monthly debt service payments decreased by approximately $3,000.  The partnership has submitted a second application to Delta Township to participate in a PILOT tax program.  The Partnership’s application was declined in 2002. This property has reduced operating expenses, which has improved the cash flow. The Operating General Partners continue to advance funds to cover deficits.

(Series 12).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.9% and 100%, respectively.  The series had a total of 53 properties at March 31, 2003, of which 52 were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,519,836 and $2,475,567, respectively, in passive income tax losses that were passed through to the investors, and also provided $.36 and $.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, the Investments in Operating Partnerships for Series 12 was $5,532,117 and $6,265,977, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 Series 12 reflects net income from Operating Partnerships of $430,199 and $611,187, respectively, adjusted for depreciation which is a non cash item. The decrease in adjusted net income was mainly the result of a prepayment penalty incurred by one of the Operating Partnerships to refinance its mortgage.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate.  On May 30, 2003, the Investment Limited Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies.  In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships, including the sale of the properties.

The Operating General Partner has become uncooperative in soliciting offers to purchase the Limited Partners interest.  On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements.  The Operating General Partner did not and to date has not cured the violations.  Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents.  The mortgagor is in the process of reviewing the requested removal.  There can be no assurances that the mortgagor will grant such approval of the change in Operating General Partner.  Upon the approval of the mortgagor, an interim Operating General Partner, which is an affiliate of the Investment General Partner, will assume the Operating General Partner role until a buyer of the properties can be located.  We will continue to monitor the situation and actively seek a resolution to the matter.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses.  The Partnership suffered recurring operating losses and its total liabilities exceed its total assets.  The property has achieved a history of high occupancy.  However, high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven operations.  Due to the lack of cash flow, the 2001 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest.  The lender and Investment Limited Partner are in the process of finalizing the refinance of the first mortgage which should be completed by second quarter 2003.  The Operating General Partner is actively seeking to transfer its General Partner interest in the property.    The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on an ongoing basis.

Dallas Apartments II, LP (Campbell Creek Apts.) is an 80-unit property located in Dallas, Georgia that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 88.65% in 2002 and high debt service. The first quarter of 2003 occupancy averaged 73.33%. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment Limited Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Newnan Apartments II, LP (Pines by the Creek Apts.) is a 96-unit property located in Newnan, Georgia, that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 83.59% in 2002 and high debt service. The first quarter of 2003 occupancy averaged 77%. The Investment Limited Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. Average occupancy in the first quarter of 2003 decreased slightly to 87% from the 2002 fourth quarter average of 88%. Ivan Woods was re-financed through GMAC in June, 2002. After refinancing, the monthly debt service payments decreased by approximately $3,000.  The partnership has submitted a second application to Delta Township to participate in a PILOT tax program.  The partnerships application was declined in 2002. This property has reduced operating expenses, which has improved the cash flow. The Operating General Partners continue to advance funds to cover deficits.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit tax credit property located in Eufaula, Alabama. This southeastern section of Alabama is considered rural and has a stagnant local economy. It is financed through Rural Development, with subsidized debt effectively reducing the interest rate to 1% over the 50 year term of the loan of 50 years. The project is comprised of 8 one-bedroom, 16 two-bedroom, and 6 three-bedroom units, and targets small and average sized families. Lakeridge Apartments welcomes Section 8 vouchers but does not receive any other rental assistance from the local housing authority.

Although the property maintains attractive curb appeal occupancy has proved to be its biggest set back. According to the management company, Royal American, lack of rental assistance is largely to blame for its poor occupancy average and thus crippling the financial strength of the property. A workout plan was entered with Rural Development in efforts to strengthen financial operations; however, the property necessitated replacement reserve funds to apply toward its real estate tax liabilities in 2001.

Royal American has been able to maintain operating expenses within an acceptable level. The 2002 audited operating expenses totaled $2,606/per unit, which is considered reasonable for this area. When applying the low rental income to the 2002 annualized cash flow analysis, it was determined that the property is operating with a DSCR of .53.  Royal American continues to annually apply for rental assistance however; the State of Alabama is experiencing a shortfall of funds available.

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia, operated below breakeven during 2002 and the first quarter of 2003. The average occupancy for 2002 and the first quarter of 2003 were 93% and 82%, respectively.  In December of 2002, the General Partner submitted a workout plan to the first mortgage holder, FmHA-RD, which is currently under review.  Through the workout plan, the General Partner is requesting a rent increase, marketing incentives and rental assistance to eliminate operating deficits.  All taxes and insurance were current at March 31, 2003.

Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA.  Despite an average occupancy of 97.37% in 2002 the property to operate below breakeven due to high operating expenses.  The lack of funds caused the escrow accounts to be under funded during the year and payables to increase.  Occupancy averaged 95.62% for the first quarter of 2003.  The property was awarded a rent increase effective January 1, 2003 which allowed the property to generate cash and fund escrow accounts during the first quarter of 2003.  The property continues to have strong occupancy and positive cash flow.  The investment limited partner will monitor this property for the next few months to ensure the operations are stabilized.

Oakleigh Partnership (Oakleigh Apartments) experienced more than $100,000 worth of hurricane damages in the fourth quarter of 2002.  Although the damages are covered by insurance, as a result of the deductible, approximately $23,000 of the repairs will be funded through the replacement reserve.  Additionally during 2002 the partnership made $20,000 in one-time ADA upgrades.  Overall the partnership is operating very well. Occupancy remained very strong and averaged 100% during 2002. Factoring out storm activity and ADA upgrades, and allowing for the required annual replacement reserve deposit, the property operated with a Debt Coverage Ratio of 1.68 during 2002.  As repairs at the property are complete and operations remain strong, we will not be reporting on this partnership in the future.

(Series 14).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.9%, respectively.  The series had a total of 100 properties at March 31, 2003, of which 98 were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $4,832,711 and $4,650,269, respectively, in passive income tax losses that were passed through to the investors, and also provided $.48 and $1.26, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, the Investments in Operating Partnerships for Series 14 was $7,997,833 and $10,611,855, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 Series 14 reflects a net income from Operating Partnerships of $3,747,390 and $1,326,050, respectively, adjusted for depreciation which is a non-cash item. The increase in adjusted net income is mainly the result of proceeds from the sale of one of the Operating Partnerships, California Investors V.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively.  The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $1,982,683 and $531,078, respectively.  This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner is currently holding $250,000 of the total sale proceeds until the Operating Partnership entity has been dissolved.  Of the proceeds received and to be received it is estimated that approximately $1,952,113 and

$522,877, respectively will be returned to the investors in Series 9 and Series 14.  The remaining total of $110,000 will be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property. Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed.  The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP.  Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals.  Since the Investment in Operating Partnership balances of California Investors V for Series 9 and Series 14 were not equal to the sale proceeds received by each series, they have recorded a gain/(loss) on the sale of the Operating Partnership of $275,743 and $(420,816), respectively.

Series 14 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity, which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP.   The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total.  The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 14 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships, which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliates insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

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

As a result of the foreclosure the Partnership will face partial recapture of tax credits previously taken of approximately $50,000.  The remaining six units are 100% occupied as of December 2002 and continue to be 100% occupied through the first quarter of 2003.  The Partnership filed for a welfare tax exemption for 2001-2002 and 2002-2003.  The exemption has recently been approved and the reduction in taxes has taken place.  The Partnership also received a rebate on a portion of the taxes paid in the prior year.  The tax exemption has had a positive effect on cash flow as the Partnership operated above breakeven in 2002.

The property owned by Haven Park Partners II, A California LP (Glenhaven Park II) has historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy.  Haven Park II has maintained 100% occupancy through the first quarter of 2003.  Upon review of the 2002 audited financial statement the property operated above breakeven., generating cash in 2002.   This is primarily a result of strong efforts made by management to control operating expenses.  The Partnership has filed for and received a welfare tax exemption.  The exemption was granted retroactive to 2000 and a rebate was received by the Partnership for those prior years.  The tax exemption has had a positive effect on cash flow.  As operations have continued to demonstrate improvement, the Investment General Partner will no longer report on this Partnership.

The properties owned by Haven Park Partners III, A California L.P. (Glenhaven Park III) and Haven Park Partners IV, A California L.P. (Glenhaven Park IV) have historically suffered from excessive operating expenses compared to operating income. New management put in place in the fourth quarter of 2000 has been successful in maintaining strong occupancy.  Haven Park III has maintained 98% occupancy through the first quarter of 2003; while Haven Park IV has maintained an occupancy level of 100% through the first quarter of 2003. Upon review of the 2002 audited financial statements, both properties operated above breakeven in 2002.  This is primarily a result of  strong efforts made by management to control operating expenses   The Partnerships have filed for and received a welfare tax exemption  The exemption was granted retroactive to 2000, and a rebate was received by the Partnership for those prior years.  The tax exemption had a positive effect on cash flow.  As operations have continued to demonstrate improvement, the Investment General Partner will no longer report on these Partnerships.

Summer Lane Limited Partnership (Summer Lane Apartments) has historically suffered from low occupancy and consequently negative cash flow. The primary cause of the low occupancy has been a lack of rental assistance.  The Operating General Partner was recently able to secure an additional 5 units of rental assistance for this property from Rural Development. As a result, the property achieved 96% occupancy as of December 31, 2002, and rental income increased $14,543 from the prior year. For the 1st quarter of 2003, occupancy has remained strong at 97%. Operating expenses are below average levels and the condition of the property appears to be exceptional.  The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is making repayment to Rural Development with the monthly mortgage payment. The replacement reserve account is not being funded adequately. The General Partner has requested that Rural Development restructure the mortgage to reduce the payments and authorize funds for a rehabilitation loan. Should the occupancy and replacement reserves remain strong throughout 2003, the property will be able to support its operations.

Woodfield Commons Limited Partnership (Rainbow Commons Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1993-1998.  The 60-Day letters were the result of an IRS audit of the Operating Partnership’s tenant files.  As a result of their audit, the IRS has proposed an adjustment that would disallow 100% of past and future tax credits.  The adjustment would also include interest and penalties on the past tax credit being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes that the audit is nearing completion, and while an actual settlement has not yet been reached, there is likelihood that the potential disallowance of 100% of credits could be reduced by 50% or more.  In the absence of a settlement as of the date of this filing, the auditors continue to include a contingency footnote in the annual financial statement (Note H) which is a part of the most recently filed 10-K dated, March 31, 2003.

The property operated with an average occupancy of 90% for the year 2002. The first quarter 2003 occupancy decreased to an average of 82%.  The operating expenses continue to stay below the state average.  As a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations in the first quarter of 2003.

The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Montague Place, LP (Montague Place Apartments) is a 28 unit, family complex located in Caro, MI. This partnership suffered from low occupancy during 2002. Occupancy for the first quarter of 2003 increased to 86% from the 2002 average of 74%. The property was originally designated as a senior complex and it had a history of low occupancy because there was a shortage of eligible residents in the area. The General Partner requested that the property be converted from a senior property to a family property in order to increase the number of qualified tenants. Rural Development approved the property conversion effective September 1, 2002.  The Regional Manager refocused the marketing efforts towards the new resident profile and offered rental concessions, which significantly increased applicant traffic.

Kilmarnock Limited Partnership (Indian Creek Apts.), a 20-unit development located in Kilmarnock, Virginia, operated below breakeven during the first quarter of 2003 and during 2002.  The average occupancy was 90% for the first quarter of 2003 and averaged 87% overall in 2002.  In December of 2002, the General Partner submitted a workout plan to the first mortgage holder, FmHA-RD, which is currently under review.  Through the workout plan, the General Partner is requesting a rent increase and rental assistance to eliminate operating deficits.  All taxes and insurance were current at March 31, 2003.

The Operating General Partner of the Partnership Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its General Partner interest.  In addition to the transfer of General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period. It is anticipated that this transaction will be finalized within the third quarter of 2003 pending receipt of all required agency approvals.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note A to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership’s investment in a Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Implementation of SFAS No. 144 has not had a material effect on the financial position or results of the operation of the partnership.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, “Consolidated Financial Statements”, which provides new accounting guidance on when to consolidate a variable interest, as defined in FIN 46, in another entity.  FIN 46 applies to variable interests in variable interest entities acquired after January 31, 2003.  FIN 46 should be implemented no later than December 31, 2004. The general partner is in the process of analyzing FIN 46 to determine the impact, if any, on the Partnership’s

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.                                Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry.  He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program.  He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association, and currently sits on the Executive Committees of the National Housing Conference and the National Multi Housing Council.  During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts.  In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce.  Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.   Mr. Manning is a graduate of Boston College.

Mr. Manning is the principal shareholder of C&M Management, Inc., a Massachusetts corporation which is the ultimate general partner of Boston Capital. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 57, has been the Executive Vice President of Boston Capital Corporation, and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer since 1981.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.

He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer and Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 57, has been the Executive Vice President and Director of Institutional Investing for Boston Capital Corporation since 1994. Kevin Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held senior management positions with Reynolds Securities, Bache & Company and First Winthrop where he focused on real estate syndication. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 39, was promoted to Chief Financial Officer in 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting of Boston Capital Corporation and has been with Boston Capital Corporation since 1990.  He oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital Corporation sponsored partnerships. Additionally, he is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)                 Involvement in certain legal proceedings.

None

(g)              Promoters and control persons.

None

Item 11.                          Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2003 fiscal year:

An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2003, net of payments made, was $1,527,952.  Accrued fees are payable without interest as sufficient funds become available.

The Partnership has reimbursed or accrued to an affiliate of the General Partner a total of $332,980 for amounts charged to operations during the year ended March 31, 2003. The reimbursement includes, but may not be limited to sale prep fees, postage, printing, travel, and overhead allocations.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management

(a)               Security ownership of certain beneficial owners.

As of March 31, 2003, 18,679,738 BACs had been issued.  No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the Series.

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

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2003.

(b)              Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)               Indebtedness of management.

None.

(d)              Transactions with promoters.

Not applicable.

Item 14.                          Controls & Procedures

(a)               Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

(b)              Changes in Internal Controls

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the date of that evaluation.

PART IV

Item 15.                          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          1 and 2. Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

Independent Auditors’ Report

Balance Sheets, March 31, 2003 and 2002

Statement of Operations, Years ended March 31, 2003, 2002, and 2001.

Statements of Changes in Partners’ Capital, Years ended March 31, 2003, 2002 and 2001.

Statements of Cash Flows, Years ended March 31, 2003, 2002 and 2001.

Notes to Financial Statements, March 31, 2003, 2002 and 2001.

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)         Reports on Form 8-K

No reports on Form 8-K were filed during the year ended March 31, 2003

(c)          1.Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Exhibit No. 13 -

a.                  Audited Financial Statement of Boston Capital Tax Credit Fund II Limited Partnership, filed herein

Exhibit No. 99 - Additional exhibits

1.                  Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

2.                  Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

3.                    Independent Auditor’s Reports for Operating Partnerships, filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: July 14, 2003	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2003	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

John P. Manning

I, John P. Manning, certify that:

1.               I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund II Limited Partnership (the “Partnership”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Partnership’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Partnership’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the Partnership’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.               The Partnership’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ John P. Manning
John P. Manning Director, President (Principal Executive Officer), C&M Management Inc.;

I, Marc Teal, certify that:

1.               I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund II Limited Partnership (the “Partnership”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Partnership’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(d)         designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)          evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(f)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Partnership’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership’s auditors and the audit committee of the Partnership’s board of directors (or persons performing the equivalent function):

(c)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership’s ability to record, process, summarize and report financial data and have identified for the Partnership’s auditors any material weaknesses in internal controls; and

(d)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership’s internal controls; and

6.               The Partnership’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer