Form 10-Q
period 2003-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2003-08-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2003

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2003

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
FOR THE QUARTER ENDED JUNE 30, 2003

Notes_to_Financial_Statements

Note_A_Organization Page 29

Note_B_Accounting_Financial_Reporting Page 29

Note_C_Related_Party_Transaction page 30

Note_D_Investments page 32

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 33

Combined_Statements_Series_9 Page 34

Combined_Statements_Series_10 page 35

Combined_Statements_Series_11 Page 36

Combined_Statements_Series_12 page 37

Combined_Statements_Series_14 Page 38

NOTE_E_TAXABLE_LOSS Page 39

Liquidity page 40

Capital_Resources page 40

Results_of_Operations Page 42

Quantitative_and_Qualitative Page 57

Disclosure_Controls_and_Procedures Page 57

Part_II_Other_Information

Signatures page 59

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 22,625,157	$ 23,401,004

OTHER ASSETS
Cash and cash equivalents	3,661,053	3,633,932
Investments	-	-
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	934,812	946,954
Other assets	1,231,331	981,330
	$ 28,995,937	$ 29,506,804

LIABILITIES
Accounts payable	$ 1,380	$ 2,618
Accounts payable affiliates (Note C)	26,976,814	26,173,258
Capital contributions payable (Note D)	236,345	236,345
	27,214,539	26,412,221
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	3,372,603	4,672,658

General Partner	(1,591,205)	(1,578,075)
	1,781,398	3,094,583
	$ 28,995,937	$ 29,506,804

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 102,722	$ 133,996

OTHER ASSETS
Cash and cash equivalents	16,906	9,823
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	26,450	26,450
	$ 146,078	$ 170,269

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,558,084	1,531,754
Capital contributions payable (Note D)	-	-
	1,558,084	1,531,754

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,307,959)	(1,257,943)

General Partner	(104,047)	(103,542)
	(1,412,006)	(1,361,485)
	$ 146,078	$ 170,269

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,322,915	$ 1,463,578

OTHER ASSETS

Cash and cash equivalents	2,036,643	2,030,872
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	16,745	16,962
Other assets	196,033	196,033
	$ 3,572,336	$ 3,707,445

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,806,031	5,676,451
Capital contributions payable (NoteD)	-	-
	5,806,031	5,676,451

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(1,851,018)	(1,588,976)

General Partner	(382,677)	(380,030)

	(2,233,695)	(1,969,006)
	$ 3,572,336	$ 3,707,445

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$3,023,081	$3,083,826

OTHER ASSETS
Cash and cash equivalents	147,006	121,830
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	66,246	67,108
Other assets	38,978	38,978
	$3,275,311	$3,311,742

LIABILITIES

Accounts payable	$ -	$ 1,238
Accounts payable affiliates (Note C)	4,048,155	3,965,785
Capital contributions payable (Note D)	-	-
	4,048,155	3,967,023

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(561,996)	(445,609)

General Partner	(210,848)	(209,672)
	(772,844)	(655,281)
	$3,275,311	$3,311,742

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,170,105	$ 5,304,019

OTHER ASSETS
Cash and cash equivalents	319,411	369,202
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	33,578	34,015
Other assets	375,941	125,940
	$ 5,899,035	$ 5,833,176

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,535,974	3,254,555
Capital contributions payable (Note D)	22,528	22,528
	3,558,502	3,277,083

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	2,531,813	2,745,217

General Partner	(191,280)	(189,124)
	2,340,533	2,556,093
	$ 5,899,035	$ 5,833,176

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,377,468	$ 5,532,116

OTHER ASSETS
Cash and cash equivalents	53,687	39,674
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	256,349	259,677
Other assets	116,367	116,367
	$ 5,803,871	$ 5,947,834

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,164,517	4,067,244
Capital contributions payable (Note D)	11,405	11,405
	4,175,922	4,078,649

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	1,868,926	2,107,752

General Partner	(240,977)	(238,567)
	1,627,949	1,869,185
	$ 5,803,871	$ 5,947,834

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,628,866	$ 7,883,469

OTHER ASSETS
Cash and cash equivalents	1,087,400	1,062,531
Investments	-	-
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	561,894	569,192
Other assets	477,562	477,562
	$ 10,299,306	$ 10,536,338

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	7,864,053	7,677,469
Capital contributions payable (Note D)	202,412	202,412
	8,067,845	7,881,261

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	2,692,837	3,112,217

General Partner	(461,376)	(457,140)
	2,231,461	2,655,077
	$ 10,299,306	$ 10,536,338

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 5,471	$ 6,461
Other income	3,463	6,959
	8,934	13,420

Share of loss from Operating Partnerships(Note D)	(723,392)	(1,188,719)

Expenses

Partnership management fee (Note C)	561,518	528,265
Amortization	12,139	12,139
General and administrative expenses	25,072	69,957
	598,729	610,361

NET LOSS	$ (1,313,187)	$ (1,785,660)

Net loss allocated to limited partners	$ (1,300,055)	$ (1,767,803)

Net loss allocated general partner	$ (13,132)	$ (17,857)

Net loss per BAC	$ (.40)	$ (.51)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2003	2002

Income
Interest income	$ 20	$ 44
Other income	-	-
	20	44

Share of loss from Operating Partnerships(Note D)	(21,576)	(40,138)

Expenses

Partnership management fee (Note C)	24,871	16,585
Amortization	-	-
General and administrative expenses	4,094	4,709
	28,965	21,294

NET LOSS	$ (50,521)	$ 61,388)

Net loss allocated to limited partners	$ (50,016)	$ (60,774)

Net loss allocated general partner	$ (505)	$ (614)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2003	2002

Income
Interest income	$ 3,048	$ 1,004
Other income	197	896
	3,245	1,900

Share of loss from Operating Partnerships(Note D)	(139,237)	(244,350)

Expenses

Partnership management fee (Note C)	115,048	125,669
Amortization	217	217
General and administrative expenses	13,432	12,260
	128,697	138,146

NET LOSS	$ (264,689)	$ (380,596)

Net loss allocated to limited partners	$ (262,042)	$ (376,790)

Net loss allocated general partner	$ (2,647)	$ (3,806)

Net loss per BAC	$ (.06)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2003	2002

Income
Interest income	$ 221	$ 1,144
Other income	77	1,168
	298	2,312

Share of loss from Operating Partnerships(Note D)	(39,308)	(19,942)

Expenses

Partnership management fee (Note C)	76,339	76,151
Amortization	860	860
General and administrative expenses	1,354	10,312
	78,553	87,323

NET LOSS	$ (117,563)	$ (104,953)

Net loss allocated to limited partners	$ (116,387)	$ (103,903)

Net loss allocated general partner	$ (1,176)	$ (1,050)

Net loss per BAC	$ (.05)	$ (.04)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2003	2002

Income
Interest income	$ 474	$ 2,247
Other income	1,917	-
	2,391	2,247

Share of loss from Operating Partnerships(Note D)	(133,914)	(125,256)

Expenses

Partnership management fee (Note C)	82,452	72,784
Amortization	436	436
General and administrative expenses	1,149	9,438
	84,037	82,658

NET LOSS	$ (215,560)	$ (205,667)

Net loss allocated to limited partners	$ (213,404)	$ (203,610)

Net loss allocated general partner	$ (2,156)	$ (2,057)

Net loss per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2003	2002

Income
Interest income	$ 80	$ 130
Other income	-	150
	80	280

Share of loss from Operating Partnerships(Note D)	(145,837)	(196,130)

Expenses

Partnership management fee (Note C)	90,011	85,562
Amortization	3,329	3,329
General and administrative expenses	2,141	11,561
	95,481	100,452

NET LOSS	$ (241,238)	$ (296,302)

Net loss allocated to limited partners	$ (238,826)	$ (293,339)

Net loss allocated general partner	$ (2,412)	$ (2,963)

Net loss per BAC	$ (.08)	$ (.10)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2003	2002

Income
Interest income	$ 1,628	$ 1,892
Other income	1,272	4,745
	2,900	6,637

Share of loss from Operating Partnerships(Note D)	(243,520)	(562,903)

Expenses

Partnership management fee (Note C)	172,797	151,514
Amortization	7,297	7,297
General and administrative expenses	2,902	21,677
	182,996	180,488

NET LOSS	$ (423,616)	$ (736,754)

Net loss allocated to limited partners	$ (419,380)	$ (729,386)

Net loss allocated general partner	$ (4,236)	$ (7,368)

Net loss per BAC	$ (.08)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$ 4,672,658	$ (1,578,073)	$ 3,094,585

Distributions to Investors	-	-	-

Net income (loss)	(1,300,055)	(13,132)	(1,313,187)

Partners' capital (deficit), June 30, 2003	$ 3,372,603	$ (1,591,205)	$ 1,781,398

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2003	$(1,257,943)	$ (103,542)	$(1,361,485)

Distribution to Investors	-	-	-

Net income (loss)	(50,016)	(505)	(50,521)

Partners' capital (deficit) June 30, 2003	$(1,307,959)	$ (104,047)	$(1,412,006)

Series 9
Partners' capital (deficit) April 1, 2003	$(1,588,976)	$ (380,030)	$(1,969,006)

Distributions to Investors	-	-	-

Net income (loss)	(262,042)	(2,647)	(264,689)

Partners' capital (deficit) June 30, 2003	$(1,851,018)	$ (382,677)	$(2,233,695)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2003	$ (445,609)	$ (209,672)	$ (655,281)

Distributions to Investors	-	-	-

Net income (loss)	(116,387)	(1,176)	(117,563)

Partners' capital (deficit) June 30, 2003	$ (561,996)	$ (210,848)	$ (772,844)

Series 11
Partners' capital (deficit) April 1, 2003	$ 2,745,217	$ (189,124)	$ 2,556,093

Distributions to Investors	-	-	-

Net income (loss)	(213,404)	(2,156)	(215,560)

Partners' capital (deficit) June 30, 2003	$ 2,531,813	$ (191,280)	$ 2,340,533

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2003	$ 2,107,752	$ (238,565)	$ 1,869,187

Distributions to Investors	-	-	-

Net income (loss)	(238,826)	(2,412)	(241,238)

Partners' capital (deficit) June 30, 2003	$ 1,868,926	$ (240,977)	$ 1,627,949

Series 14
Partners' capital (deficit) April 1, 2003	$ 3,112,217	$ (457,140)	$ 2,655,077

Distributions to Investors	-	-	-

Net income (loss)	(419,380)	(4,236)	(423,616)

Partners' capital (deficit) June 30, 2003	$ 2,692,837	$ (461,376)	$ 2,231,461

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$(1,313,187)	$(1,785,660)
Adjustments
Distributions from Operating Partnerships	52,458	11,408
Amortization	12,139	12,139
Share of Loss from Operating Partnerships	723,392	1,188,719
Changes in assets and liabilities
(Decrease) Increase in accounts payable	802,319	639,314
Decrease (Increase) in other assets	(250,000)	(25,757)

Net cash (used in) provided by operating activities	27,121	40,163

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	97,866
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	97,866

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,121	138,029

Cash and cash equivalents, beginning	3,633,932	1,132,906

Cash and cash equivalents, ending	$ 3,661,053	$ 1,270,935

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2003	2002
Cash flows from operating activities:

Net Loss	$ (50,521)	$ (61,388)
Adjustments
Distributions from Operating Partnerships	9,698	530
Amortization	-	-
Share of Loss from Operating Partnerships	21,576	40,138

Changes in assets and liabilities
(Decrease) Increase in accounts payable	26,330	40,719
Decrease (Increase) in other assets	-	(3,500)

Net cash (used in) provided by operating activities	7,083	16,499

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,083	16,499

Cash and cash equivalents, beginning	9,823	8,525

Cash and cash equivalents, ending	$ 16,906	$ 25,024

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2003	2002
Cash flows from operating activities:

Net Loss	$(264,689)	$ (380,596)
Adjustments
Distributions from Operating Partnerships	1,426	4,131
Amortization	217	217
Share of Loss from Operating Partnerships	139,237	244,350
Changes in assets and liabilities
(Decrease) Increase in accounts payable	129,580	142,152
Decrease (Increase) in other assets	-	4,196

Net cash (used in) provided by operating activities	5,771	14,450

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	97,866
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	97,866

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,771	112,316

Cash and cash equivalents, beginning	2,030,872	215,236

Cash and cash equivalents, ending	$ 2,036,643	$ 327,552

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2003	2002
Cash flows from operating activities:

Net Loss	$ (117,563)	$ (104,953)
Adjustments
Distributions from Operating Partnerships	21,438	231
Amortization	860	860
Share of Loss from Operating Partnerships	39,308	19,942
Changes in assets and liabilities
(Decrease) Increase in accounts payable	81,133	88,876
Decrease (Increase) in other assets	-	(1,006)

Net cash (used in) provided by operating activities	25,176	3,950

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,176	3,950

Cash and cash equivalents, beginning	121,830	47,305

Cash and cash equivalents, ending	$ 147,006	$ 51,255

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2003	2002
Cash flows from operating activities:

Net Loss	$ (215,560)	$ (205,667)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	436	436
Share of Loss from Operating Partnerships	133,914	125,256
Changes in assets and liabilities
(Decrease) Increase in accounts payable	281,419	81,420
Decrease (Increase) in other assets	(250,000)	(11,641)

Net cash (used in) provided by operating activities	(49,791)	(10,196)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,791)	(10,196)

Cash and cash equivalents, beginning	369,202	262,105

Cash and cash equivalents, ending	$ 319,411	$ 251,909

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2003	2002
Cash flows from operating activities:

Net Loss	$(241,238)	$(296,302)
Adjustments
Distributions from Operating Partnerships	8,813	1,584
Amortization	3,329	3,329
Share of Loss from Operating Partnerships	145,837	196,130
Changes in assets and liabilities
(Decrease) Increase in accounts payable	97,272	98,856
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	14,013	3,597

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,013	3,597

Cash and cash equivalents, beginning	39,674	48,058

Cash and cash equivalents, ending	$ 53,687	$ 51,655

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2003	2002
Cash flows from operating activities:

Net Loss	$ (423,616)	$ (736,754)
Adjustments
Distributions from Operating Partnerships	11,083	4,932
Amortization	7,297	7,297
Share of Loss from Operating Partnerships	243,520	562,903
Changes in assets and liabilities
(Decrease) Increase in accounts payable	186,585	187,291
Decrease (Increase) in other assets	-	(13,806)

Net cash (used in) provided by operating activities	24,869	11,863

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,869	11,863

Cash and cash equivalents, beginning	1,062,531	551,677

Cash and cash equivalents, ending	$ 1,087,400	$ 563,540

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2003 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2003

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2003, the
Partnership has accumulated unallocated acquisition amortization totaling
$400,634. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2003 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $7,177, $28,392, $14,390, $109,864, and
$240,811, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at June 30, 2003 and 2002 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2003

(Unaudited)

The partnership management fee accrued for the quarters ended June 30, 2003 and 2002 are as follows:

	2003	2002
Series 7	$ 26,193	$ 26,193
Series 9	129,579	142,152
Series 10	82,371	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	186,585	189,135

	$ 601,965	$ 623,595

As of June 30, 2003, an affiliate of the general partner advanced a total of $601,715 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $200,000 was advanced during the quarter ended June 30, 2003. Below is a table that breaks down the total advances, by series as of June 30, 2003.

2003
Series 7	$161,547
Series 9	4,960
Series 11	200,000
Series 12	62,550
Series 14	172,658

$601,715

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2003 and 2002 the Partnership had limited partnership interests in 304 and 307 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2003 and 2002 by series is as follows:

	2003	2002
Series 7	14	14
Series 9	53	54
Series 10	44	45
Series 11	40	40
Series 12	53	53
Series 14	100	101

	304	307

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2003 and 2002 by series are as follows:

	2003	2002
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,413	225,870

	$236,346	$259,803

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the Three Months ended March 31, 2003.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2003	2002

Revenues
Rental	$ 633,921	$ 580,948
Interest and other	51,064	64,643
	684,985	645,591

Expenses
Interest	229,639	232,336
Depreciation and amortization	168,019	173,906
Operating expenses	405,319	374,104
	802,977	780,346

NET LOSS	$ (117,992)	$ (134,755)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (21,576)	$ (40,138)

Net loss allocated to other partners	$ (1,180)	$ (1,348)

Net loss suspended	$ (95,236)	$ (93,269)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 30,
(Unaudited)

Series 9

	2003	2002

Revenues
Rental	$ 2,994,850	$ 2,733,552
Interest and other	217,301	124,214
	3,212,151	2,857,766

Expenses
Interest	895,972	822,502
Depreciation and amortization	990,465	933,276
Operating expenses	2,069,225	1,811,537
	3,955,662	3,567,315

NET LOSS	$ (743,511)	$ (709,549)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (139,237)	$ (244,350)

Net loss allocated to other partners	$ (7,435)	$ (7,095)

Net loss suspended	$ (596,839)	$ (458,104)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2003	2002

Revenues
Rental	$ 1,747,018	$ 1,981,548
Interest and other	80,090	85,492
	1,827,108	2,067,040

Expenses
Interest	457,757	474,181
Depreciation and amortization	535,629	560,561
Operating expenses	1,156,585	1,261,809
	2,149,971	2,296,551

NET LOSS	$ (322,864)	$ (229,511)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (39,308)	$ (19,942)

Net loss allocated to other partners	$ (3,229)	$ (2,295)

Net loss suspended	$ (280,327)	$ (207,274)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2003	2002

Revenues
Rental	$ 1,677,848	$ 1,709,710
Interest and other	111,246	85,469
	1,789,094	1,795,179

Expenses
Interest	451,589	469,789
Depreciation and amortization	601,744	596,167
Operating expenses	1,117,308	1,166,417
	2,170,641	2,232,373

NET LOSS	$ (381,547)	$ (437,194)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (133,914)	$ (125,256)

Net loss allocated to other partners	$ (3,815)	$ (4,372)

Net loss suspended	$ (243,818)	$ (307,566)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2003	2002

Revenues
Rental	$ 1,952,236	$ 1,888,712
Interest and other	125,297	128,399
	2,077,533	2,017,111

Expenses
Interest	470,937	532,058
Depreciation and amortization	608,369	640,399
Operating expenses	1,377,358	1,309,446
	2,456,664	2,481,903

NET LOSS	$ (379,131)	$ (464,792)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (145,837)	$ (196,130)

Net loss allocated to other partners	$ (3,791)	$ (4,648)

Net loss suspended	$ (229,503)	$ (264,014)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2003	2002

Revenues
Rental	$ 4,172,371	$ 4,088,308
Interest and other	161,046	317,646
	4,333,417	4,405,954

Expenses
Interest	1,001,185	1,203,597
Depreciation and amortization	1,231,323	1,261,487
Operating expenses	2,754,639	2,807,287
	4,987,148	5,272,371

NET LOSS	$ (653,731)	$ (866,417)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (243,520)	$ (562,903)

Net loss allocated to other partners	$ (6,537)	$ (8,664)

Net loss suspended	$ (403,674)	$ (294,850)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2003
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the year ended December 31, 2003 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2003 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of June 30, 2003 in the amount of $3,463. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $709,592 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $190,866 in Series 7, $4,960 in Series 9, $0 in Series 10, $200,401 in Series 11, $140,707 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of June 30, 2003 the Partnership had $3,661,053 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents. $1,982,683 of Series 9 and $531,077 of Series 14 cash and cash equivalents represents proceeds from the sale of one Operating Partnership during the quarter ended June 30, 2003.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	14	$ 16,906
9	41,574,018	4,178,029	05/04/90	53	2,036,643
10	24,288,997	2,428,925	08/24/90	44	147,006
11	24,735,002	2,489,599	12/27/90	40	319,411
12	29,710,003	2,972,795	04/30/91	53	53,687
14	55,728,997	5,574,290	01/27/92	100	1,087,400

	$186,398,017	18,679,738		304	$3,661,053

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of June 30, 2003 are $16,906, $53,960, $147,006, $296,883, $42,282 and $353,910, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of June 30, 2003 and 2002 the Partnership held limited partnership interests in 304 and 307 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended June 30, 2003 and 2002 were $517,834 and $528,265, respectively.

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

(Series 7) As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at June 30, 2003.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $117,992. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $50,027. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Metropole Apartments Associates, L.P. (Metropole Apartments) has undergone several capital improvements over the last year, including carpet replacement in all the common areas and new interior lighting in the hallways. These actions have resulted in stabilized high occupancy at the property. The residential section of the property has now achieved an occupancy rate of 98% through the second quarter of 2003 and rent collections are strong. On May 8, 2003, the Investment General Partner received notice from the lender that property taxes have not been paid for the tax years 2001 and 2002. The total amount delinquent was $109,225.71. The lender gave a 60-day cure period in which to bring taxes current.

Failure to comply within 60 days would constitute an event of default under the mortgage. The outstanding taxes were paid on July 9, 2003.

(Series 9) As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 99.7%. The series had a total of 53 properties at June 30, 2003. Out of the total, 51 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $743,511. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $246,954. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is primarily the result of a reduction in the share of loss from Operating Partnerships and a reduction in the partnership management fee expense reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting. The partnership management fee expense reduction was the result of the removal of the portion of the exepense attributed to the Operating Partnership, California Investors V (Somerset Apartments), which was sold in the prior fiscal year.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively. The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $1,982,683 and $531,078, respectively. This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner was holding $250,000 of the total sale proceeds until the Operating Partnership entity has been dissolved. The majority of the hold back was paid to the Investment Partnerships in July 2003. Of the proceeds received and to be received it is estimated that approximately $1,952,113 and $522,877, respectively, will be returned to the investors in Series 9 and Series 14. Provided that these are the actual amounts distributed, the per BAC distribution will be .467 and .093 for Series 9 and 14, respectively. The remaining total of $110,000 will be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property. Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed. The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP. Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals. It is anticipated that the distribution to the Limited Partnerships will be made by September 30, 2003.

Series 9 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity, which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Big Lake Seniors Apts., Blanco Seniors Apts. Ltd. and Pleasanton, Ltd. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 9 from the Calhoun Partnerships is approximately $75,331, which is approximately 9% of the total annual tax credit available to investors in Series 9.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 9 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

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

Even though School Street II Limited Partnership (School Street Apts. II) has maintained average occupancy for the first half of 2003 of 92% the operations remained below breakeven due to high operating expenses. Management has replaced faulty water valves which were responsible for the property's high utility expenses. As a result the 2002 operating expenses declined by 13% versus 2001. The Operating General Partner projects the property to cash flow in the second half of 2003 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

The Operating Partnership Glennwood Hotel Investors (Glennwood Hotel) operated with an average occupancy of 65% for the second quarter of 2003. As a result of the high vacancy rate the property will not achieve breakeven operations in 2003. The area has an oversupply of affordable rental housing, including new Section 8 projects, which has negatively impacted the property.

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

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. The property operated below breakeven during the first half of 2003 due to low occupancy. During that time period the average occupancy was 79.86%. A workout plan was approved by RD in early 2003 which allowed for a rent increase effective March 1, 2003. Due to the increase in rents the property is beginning to generate positive cash flow. Occupancy levels need to be increased to generate strong cash flow. The Operating General Partner, in an effort to bring the property into compliance with the loan documents, fully funded the reserves and paid all outstanding real estate taxes. The Investment Limited Partner will monitor this Partnership on a monthly basis until it is able to increase occupancy and generate cash.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated below breakeven during all of 2002 and the first half of 2003.  The operating deficits resulted from the high vacancy rate at this property. The average occupancy for the first quarter of 2003 was only 69%, for the second quarter 72% and averaged 76% overall in 2002.  The occupancy issues stem from the poor image of the neighborhood in which Warrensburg Estates is located and from several problem tenants at the property.  In addition, occupancy has been impacted by the lack of rental assistance and increased competition.  Current management, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property and has been working to evict the problem tenants.  The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy.  The property's mortgage, taxes and insurance were all current as of July 31, 2003.

The Operating General Partner of the Partnership Corinth Housing Redevelopment Company (Adams Lawrence Apts.) has negotiated a sale of its General Partner interest. In addition to the transfer of the Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period. It is anticipated that this transaction will be finalized within the third quarter of 2003 pending receipt of all required agency approvals. The current estimated proceeds to the Investment Partnership are $23,864.

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

(Series 10) As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at June 30, 2003, Out of the total, 43 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $322,864. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $212,765. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2002 despite strong occupancy. Due to the operating deficit the auditor issued a "going concern" opinion in the 2002 audit. A workout plan has been approved by RD. The workout plan allowed for a rent increase effective March 1, 2003. The property is beginning to generate positive cash flow due to the rental increase. Occupancy averaged 95.64% during the first half of 2003. The General Partner, in an effort to bring the property into compliance with the loan documents, fully funded the reserves and paid all outstanding real estate taxes. The Investment General Partner will monitor this deal on a monthly basis until it is generating strong cash flow and the going concern opinion is removed.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, 2001, and 2002. In 2003, average physical occupancy is 75%. In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. This amount was added to the mortgage as additional debt resulting in higher monthly payments. Because the Partnership is unable to support higher debt payments, the mortgage payments are delinquent and the loan is in default. In May of 2003, Rural Development sent a letter to the General Partner citing the mortgage delinquencies. Rural Development submitted the Partnership to the State Attorneys General office to begin foreclosure proceedings. The General Partner does not expect that Rural Development will foreclose on this partnership prior to the end of the compliance period, which is December 31, 2004.

As of December 31, 2002, the physical occupancy was 69%. In the first two quarter of 2003, physical occupancy has been stable at 74%. As of June 30, 2003, the property was 74% physically occupied. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projects that approximately $110,000 is needed to make necessary deferred maintenance repairs. The General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property has historically suffered from low occupancy. Occupancy averaged 92% in 2003,In the second quarter of 2003, the average physical occupancy decreased to 82%. As of June 2003, the property was operating with 90% physical occupancy. Because this is a small property, resident turnover significantly impacts occupancy.

In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998-2001. This amount was added to the mortgage as an additional debt resulting in higher monthly payments. Because the Partnership is unable to support higher debt payments, the mortgage payments are delinquent and the loan is in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies. Rural Development submitted the Partnership to the State Attorneys General office to begin foreclosure proceedings. The Operating General Partner does not expect that Rural Development will foreclose on this partnership prior to the end of the compliance period, which is December 31, 2004.

Additionally, there are several significant deferred maintenance issues that need to be addressed in order to improve the physical condition of the property. The management company projects that approximately $80,000 is needed to make the necessary repairs. The General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during all of 2002 and during the first quarter of 2003.  The operating deficits resulted from a high vacancy rate at the property, which averaged 67% during 2002 and 65% for the first half of 2003.  The occupancy issue stemmed from tenants opting to relocate to nearby nursing homes and increased competition in the community. The property was severely damaged in a tornado during May 2003 and is presently uninhabitable. The Operating General Partner is planning on rebuilding 12 of the 20 units. They are currently negotiating with both Rural Development and their insurance provider regarding the insurance claims. The Operating General Partner is currently advancing funds to pay the debt service and taxes. The Partnership has business income insurance, which will cover loss of income while the property is not in operation. There were no injuries during the tornado, and all of the tenants who wished to be relocated were moved to another tax credit property in the area. The property's mortgage, taxes and insurance are all current as of July 31, 2003.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 88.65% in 2002 and high debt service. The second quarter of 2003 occupancy averaged 73%. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage, property taxes, and property insurance are current. The Operating General Partner continues to fund operating deficits.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia, that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 83.59% in 2002 and high debt service. The second quarter of 2003 occupancy averaged 77%. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

(Series 11) As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at June 30, 2003.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $381,547. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $220,197. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2001 and 2000. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate. On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships.

The Investment General Partner has initiated the process of selling the properties. The Operating General Partner has become uncooperative in soliciting offers to purchase the Limited Partners interest. On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements. The Operating General Partner did not and to date has not cured the violations. Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents. The mortgagor is in the process of reviewing the requested removal. There can be no assurances that the mortgagor will grant such approval of the change in Operating General Partner. Upon the approval of the mortgagor, an interim Operating General

Partner, which is an affiliate of the Investment General Partner, will assume the Operating General Partner role until a buyer of the properties can be located. The Investment General Partners will continue to monitor the situation and actively seek a resolution to the matter.

Coronado Housing (Coronado Hotel Apartments) located in Tucson Arizona is a 42 unit Single Resident Occupancy development with project based Section 8 rental assistance for all the units. The Partnership operated below break-even for 2002 due to low occupancy. Average occupancy for 2002 was 76%. Average occupancy for the first quarter of 2003 was 68%. Average occupancy for the second quarter of 2003 is 72%. On June 1, 2003 the Operating General Partner replaced the management company. The new management company has improved the leasing process and has begun to manage the property effectively. As a result occupancy has improved and will continue to improve at Coronado. The management company is also addressing necessary capital improvements to the property. The mortgage, taxes, insurance and payables are current. On February 1, 2003 a fire at Coronado caused significant damage to one of their units. The unit was out of service for two months. Additional damage was localized to 13 vacant units because the firemen had to break down the doors of vacant units, to ensure the units were vacant. The damage caused by the fire was covered by insurance. The Operating General Partner guarantee is unlimited in time and amount.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia, below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 88.65% in 2002 and high debt service. The second quarter of 2003 occupancy averaged 73%. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Franklin School Associates (Franklin School Apartments) operated at a small loss through the second quarter of 2003. The Partnership has applied for and secured a $300,000 low interest loan from the Montana Department of Commerce Board of Housing for capital improvements to the property. Loan documents have been drafted and approved and will be signed following the resolution of several title issues. A majority of the rehabilitation work has been completed consisting primarily of the replacement of all 294 windows at the property. Additional work has also been completed including masonry repairs, replacement of fire doors, and replacement of entry doors. Interior conditions were also improved with common area painting and carpet replacement. To date all of the repairs have been funded by an affiliate of the Investment Partnership. When all of the renovations are completed the loan will be funded and used to repay the advances. All of the current advances are non-interest bearing. Physical occupancy through the second quarter 2003 was 89% with an economic occupancy of 95%. The high economic occupancy comes from the collection of past due rents and damage claims from the Section 8 administrator. The property continues to struggle with high turnover and resident problems including vandalism. With the completion of the renovations, management expects improved occupancy and cash flow at the complex. The mortgage, taxes and insurance are all current.

The Operating General Partner of London Arms/Lynn Mar Limited (London Arms Apartments) commissioned a capital needs assessment during the first quarter of 2001. Several deferred maintenance items were identified and later targeted for completion. The management company reports that the work has all been completed. The residential section of the property has achieved an occupancy rate of 99% and the leasing activity remains very strong.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado, Missouri, operated below breakeven during 2002 and the first quarter of 2003. The operating deficits result from the high vacancy rate at this property. The average occupancy for the 2002 and the first quarter of 2003 were 66% and 71%, respectively.  The average occupancy rate for the second quarter of 2003 is 89%. The average occupancy for both May and June was 96%, and the property reached 100% occupancy in July. The improving occupancy is due to tornado damage to a nearby property that relocated tenants to El Dorado Springs. During 2002 a new property with more amenities was built in the area, and the new property has attracted some of the tenants. The property's mortgage, taxes and insurance are all current as of June 30, 2003.

Newnan Apartments II, LP (Pines by the Creek Apts.) is a 96-unit property located in Newnan, Georgia, that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 83.59% in 2002 and high debt service. The second quarter of 2003 occupancy averaged 77%. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

South Fork Heights, Limited (South Fork Heights Apartments) located in South Fork, Colorado is a 48-unit, Rural Development-financed, family development. The property suffers from low occupancy and high turnover due to its location in a small tourist town in the mountains. South Fork has a population of approximately 700 and is heavily dependent on the nearby ski resorts and therefore, has a high level of transience. In addition, a forest fire in 2002, followed by the closing of two major employers that provided jobs for middle to low-income individuals, has severely damaged the local economy. This has resulted in high unemployment, as well as a lack of qualified tenants. Occupancy averaged 63% for the first quarter of 2003 and 70% for the second quarter of 2003. Despite low occupancy, the property generated cash flow of $6,800 in 2002 due to an agreement with Rural Development to suspend required replacement reserve deposits during the year. If this agreement had not been in place, the property would have expended cash of ($7,471). The Partnership has expended cash of $3,009 thus far in 2003. The Operating General Partner's guarantee expired in 1996. Management has increased advertising and is working with the local social service organizations for referrals.

Nevada Manor, Limited Partnership (Nevada Manor), located in Nevada, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003.  The operating deficits result from the high vacancy rate at this property. The average occupancy for 2002 and the second quarter of 2003 were 78 % and 85%, respectively.  Turnover is high at this family property, creating greater vacancy loss. Management has refined the tenant selection criteria to try to gain residents who will stay for longer periods of time. Management indicates that traffic is high at the property. With the amount of interest the property continues to generate, management estimates average occupancy for 2003 to be around 90%.  The property's mortgage, taxes and insurance are all current as of June 30, 2003.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS. This Partnership suffers from low occupancy and operating cash deficits. The average occupancy for 2002 was 72%. In the second quarter of 2003, occupancy decreased to 70% from the first quarter 2003 average of 75%. During 2002, two affordable housing residences opened in Arkansas City, which added over 100 new apartments to the housing market. The property manager is working with the Chamber of Commerce to increase occupancy at the property. Additionally, the management company is offering move-in specials for prospective tenants and has advertising in the newspapers and on local television. Also, the management company is repainting the interior common areas and exterior trim of the building to enhance the physical condition of the property. Rural Development approved a $5,000 withdrawal from the replacement reserve account to fund operating deficits. The mortgage, real estate taxes and insurance are current.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Partnership operated with average occupancy of 89% in 2002. Average occupancy in the second quarter of 2003 increased slightly to 88% from the first quarter 2003 average of 87%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Partnership retained a law firm that specializes in tax matters to assist with the appeal. If the appeal is approved, real estate taxes will decrease by $44,000 annually. This property has reduced operating expenses, which has improved the cash flow. The Operating General Partners continue to advance funds to cover deficits.

(Series 12) As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at June 30, 2003. Out of the total, 52 were at 100% qualified occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $379,131. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $229,238. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2002 and 2001. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate. On May 30, 2003, the Investment Limited Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships.

The Investment General Partenr has initiated the process of selling the properties. The Operating General Partner has become uncooperative in soliciting offers to purchase the Limited Partners interest. On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements. The Operating General Partner did not and to date has not cured the violations. Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents. The mortgagor is in the process of reviewing the requested removal. There can be no assurances that the mortgagor will grant such approval of the change in Operating General Partner. Upon the approval of the mortgagor, an interim Operating General Partner, which is an affiliate of the Investment General Partner, will assume the Operating General Partner role until a buyer of the properties can be located. We will continue to monitor the situation and actively seek a resolution to the matter.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The Partnership suffered recurring operating losses and its total liabilities exceed its total assets. The property has a history of high occupancy, however high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 2001 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. The lender and Investment General Partner are in the process of finalizing the refinance of the first mortgage which should be completed by third quarter 2003. The Operating General Partner is actively seeking to transfer its General Partner interest in the property. The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on an ongoing basis.

Dallas Apartments II, LP (Campbell Creek Apts.) is an 80-unit property located in Dallas, Georgia that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 88.65% in 2002 and high debt service. The second quarter of 2003 occupancy averaged 73%. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Newnan Apartments II, LP (Pines by the Creek Apts.) is a 96-unit property located in Newnan, Georgia, that operated below breakeven in 2002. The primary cause of the negative cash flow was due to low occupancy, which averaged 83.59% in 2002 and high debt service. The second quarter of 2003 occupancy averaged 77%. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage and property taxes, property insurance are current. The Operating General Partner continues to fund operating deficits.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. This Partnership operated with average occupancy of 89% in 2002. Average occupancy in the second quarter of 2003 increased slightly to 88% from the first quarter 2003 average of 87%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Partnership retained a law firm that specializes in tax matters to assist with the appeal. If the appeal is approved, real estate taxes will decrease by $44,000 annually. This property has reduced operating expenses, which has improved the cash flow. The Operating General Partners continue to advance funds to cover deficits.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit tax credit property located in Eufaula, Alabama. The town of Eufala is rural and suffers from a weak economy. The property is financed through Rural Development, with subsidized debt effectively reducing the interest rate to 1% over the 50 year term of the loan. The project is comprised of 8 one-bedroom, 16 two-bedroom, and 6 three-bedroom units, and targets small and average sized families. Lakeridge Apartments welcomes Section 8 vouchers but does not receive any other rental assistance from the local housing authority.

Although the property maintains attractive curb appeal occupancy has proved to be its biggest set back. According to the management company, lack of rental assistance and the remote location are contributing factors to the property's low occupancy. Through the first 6 months of 2003, occupancy has averaged 68%. A workout plan was entered with Rural Development in efforts to strengthen financial operations; however, the property needed to utilize replacement reserve funds to fund its real estate tax liabilities in 2001.

The management company has been able to maintain operating expenses within an acceptable level. The 2002 audited operating expenses totaled $2,606/per unit, which is considered reasonable for this area. Operating expenses in 2003 are trending slightly lower. Due to the low occupancy however, the property continues to operate below break even. Royal American continues to apply annually for rental assistance however; the State of Alabama is experiencing a shortfall of funds available.

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia, operated below breakeven during 2002 and through the first half of 2003. The average occupancy for 2002 and the first half of 2003 were 93% and 81%, respectively. A workout plan has been approved by RD. The workout plan allowed for a rent increase effective March 1, 2003, however rental assistance was not granted. Despite the rent increase the property is still operating below breakeven. Occupancy needs to be increased to generate cash. The Investment Limited Partner will monitor this deal on a monthly basis until it is able to increase occupancy and generate cash.

Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA. Despite an average occupancy of 97.37% in 2002 the property continues to operate below breakeven due to high operating expenses. The lack of funds caused the escrow accounts to be under funded during the year and payables to increase. Occupancy averaged 95% for the first half of 2003. The property was awarded a rent increase effective January 1, 2003 which allowed the property to generate cash and fund escrow accounts during the first half of 2003. The property continues to have strong occupancy and positive cash flow. The investment limited partner will monitor this property for the next few months to ensure the operations are stabilized.

(Series 14) As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 100 properties at June 30, 2003. Out of the total, 98 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $653,731. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $577,592. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current quarter is primarily the result of a reduction in the share of loss from Operating Partnerships. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively. The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $1,982,683 and $531,078, respectively. This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner was holding $250,000 of the total sale proceeds until the Operating Partnership entity has been dissolved. The majority of the hold back was paid to the Investment Partnerships in July 2003. Of the proceeds received and to be received it is estimated that approximately $1,952,113 and $522,877, respectively, will be returned to the investors in Series 9 and Series 14. Provided that these are the actual amounts distributed, the per BAC distribution will be .467 and .093 for Series 9 and 14, respectively. The remaining total of $110,000 will be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property. Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed. The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP. Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals. It is anticipated that the distribution to the Limited Partnerships will be made by September 30, 2003.

Series 14 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity, which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total. The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 14 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

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

The property owned by Glenhaven Park Partners, A California L.P. (Glenhaven Estates) has historically suffered from excessive operating expenses compared to operating income. As a result of the foreclosure on six of the units, the Partnership did face partial recapture of tax credits previously taken of approximately $50,000. The remaining six units are 100% occupied as of December 2002 and continue to be 100% occupied through the second quarter of 2003. The Partnership filed for a welfare tax exemption for 2001-2002 and 2002-2003. The exemption has recently been approved and the reduction in taxes has taken place. The Partnership also received a rebate on a portion of the taxes paid in the prior tax year. The tax exemption has had a positive effect on cash flow as the Partnership operated above breakeven in 2002.

Summer Lane Limited Partnership (Summer Lane Apartments) has historically suffered from low occupancy and consequently negative cash flow. The primary cause of the low occupancy has been a lack of rental assistance. The Operating General Partner was recently able to secure an additional 5 units of rental assistance for this property from Rural Development. As a result, the property achieved 96% occupancy as of December 31, 2002, and rental income increased $14,543 from the prior year. Through the 2nd quarter of 2003, occupancy has remained strong at 94%. Operating expenses are below average levels and the physical condition of the property is excellent and exhibits no indication of deferred maintenance. The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is repaying the loan to Rural Development with the monthly mortgage payment. The replacement reserve account is not being funded adequately. The General Partner has requested that Rural Development restructure the mortgage to reduce the payments and authorize funds for a rehabilitation loan. Should the occupancy remain strong throughout 2003, the property will be able to support its operations.

Woodfield Commons Limited Partnership (Rainbow Commons Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1993-1998. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 100% of past and future tax credits. The adjustment would also include interest and penalties on the tax credits taken to date. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes that the audit is nearing completion, and while an actual settlement has not yet been reached, there is likelihood that the potential disallowance of 100% of credits could be reduced by 50% or more. In the absence of a settlement as of the date of this filing, the auditors continue to include a contingency footnote in the annual financial statement (Note H) which is a part of the most recently filed 10-K dated, March 31, 2003.

The property operated with an average occupancy of 90% for the year 2002. The occupancy has decreased to an average of 84% through the second quarter 2003. The operating expenses continue to stay below the state average. As a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the second quarter of 2003.

The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Partnership suffered from low occupancy during 2002. Occupancy for the second quarter 2003 decreased to 77% from the first quarter 2003 average of 86%. The property was originally designated a senior complex and it had a history of low occupancy because there was a shortage of eligible residents in the area. The Operating General Partner requested that the property be converted from a senior property to a family property in order to increase the number of qualified tenants. Rural Development approved the property conversion effective September 1, 2002. The Regional Manager refocused the marketing efforts towards the new resident profile and offered rental concessions, which will significantly increase applicant traffic.

Kilmarnock Limited Partnership (Indian Creek Apts.), a 20-unit development located in Kilmarnock, Virginia, operated below breakeven during 2002. Average occupancy was 86.67% in 2002 and was 90.83% for the first half of 2003. A workout plan has been approved by RD. The workout plan allowed for a rent increase effective March 1, 2003. The property has generated positive cash flow in the first half of 2003 due to the rental increase and slight increase in occupancy. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy and generate strong cash flow. Through the workout plan, the Operating General Partner is requesting a rent increase and rental assistance to eliminate operating deficits. All taxes and insurance were current at March 31, 2003.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.
Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: August 20, 2003	By:	/s/ John P. Manning

John P. Manning

I, John P. Manning, certify that:

  I have reviewed this quarterly report on Form 10-Q of Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

  The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), C&M
Management Inc.;

I, Marc Teal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

  The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer