Form 10-Q
period 2003-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2003-11-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2003

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

BALANCE SHEETS

Balance_Sheet_Series_07 Page 5

Balance_Sheet_Series_09 Page 6

Balance_Sheet_Series_10 Page 7

Balance_Sheet_Series_11 Page 8

Balance_Sheet_Series_12 Page 9

Balance_Sheet_Series_14 Page 10

Statement_of_Operations_Six_Months

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Capital_Resources page 40

Results_of_Operations Page 42

Quantitative_and_Qualitative Page 57

Disclosure_Controls_and_Procedures Page 57

Part_II_Other_Information

Signatures page 59

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 21,807,224	$ 23,401,004

OTHER ASSETS
Cash and cash equivalents	1,251,204	3,633,932
Investments	-	-
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	922,672	946,954
Other assets	1,390,552	981,330
	$ 25,915,236	$ 29,506,804

LIABILITIES
Accounts payable	$ 1,380	$ 2,618
Accounts payable affiliates (Note C)	27,691,910	26,173,258
Capital contributions payable (Note D)	236,345	236,345
	27,929,635	26,412,221
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(409,898)	4,672,658

General Partner	(1,604,501)	(1,578,075)
	(2,014,399)	3,094,583
	$ 25,915,236	$ 29,506,804

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 81,837	$ 133,996

OTHER ASSETS
Cash and cash equivalents	8,936	9,823
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	135,672	26,450
	$ 226,445	$ 170,269

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,694,340	1,531,754
Capital contributions payable (Note D)	-	-
	1,694,340	1,531,754

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,363,289)	(1,257,943)

General Partner	(104,606)	(103,542)
	(1,467,895)	(1,361,485)
	$ 226,445	$ 170,269

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,185,612	$ 1,463,578

OTHER ASSETS

Cash and cash equivalents	248,133	2,030,872
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	16,527	16,962
Other assets	196,033	196,033
	$ 1,646,305	$ 3,707,445

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,935,610	5,676,451
Capital contributions payable(Note D)	-	-
	5,935,610	5,676,451

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(3,905,504)	(1,588,976)

General Partner	(383,801)	(380,030)

	(4,289,305)	(1,969,006)
	$ 1,646,305	$ 3,707,445

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$2,936,072	$3,083,826

OTHER ASSETS
Cash and cash equivalents	130,963	121,830
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	65,389	67,108
Other assets	38,978	38,978
	$3,171,402	$3,311,742

LIABILITIES

Accounts payable	$ -	$ 1,238
Accounts payable affiliates (Note C)	4,130,527	3,965,785
Capital contributions payable (Note D)	-	-
	4,130,527	3,967,023

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(746,415)	(445,609)

General Partner	(212,710)	(209,672)
	(959,125)	(655,281)
	$3,171,402	$3,311,742

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 4,986,024	$ 5,304,019

OTHER ASSETS
Cash and cash equivalents	247,364	369,202
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	33,142	34,015
Other assets	425,940	125,940
	$ 5,692,470	$ 5,833,176

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,617,394	3,254,555
Capital contributions payable (Note D)	22,528	22,528
	3,639,922	3,277,083

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	2,246,707	2,745,217

General Partner	(194,159)	(189,124)
	2,052,548	2,556,093
	$ 5,692,470	$ 5,833,176

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,250,480	$ 5,532,116

OTHER ASSETS
Cash and cash equivalents	30,029	39,674
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	253,021	259,677
Other assets	116,367	116,367
	$ 5,649,897	$ 5,947,834

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,263,398	4,067,244
Capital contributions payable (Note D)	11,405	11,405
	4,274,803	4,078,649

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	1,618,600	2,107,752

General Partner	(243,506)	(238,567)
	1,375,094	1,869,185
	$ 5,649,897	$ 5,947,834

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,367,199	$ 7,883,469

OTHER ASSETS
Cash and cash equivalents	585,779	1,062,531
Investments	-	-
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	554,593	569,192
Other assets	477,562	477,562
	$ 9,528,717	$ 10,536,338

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	8,050,641	7,677,469
Capital contributions payable (Note D)	202,412	202,412
	8,254,433	7,881,261

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	1,740,003	3,112,217

General Partner	(465,719)	(457,140)
	1,274,284	2,655,077
	$ 9,528,717	$ 10,536,338

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 4,167	$ 6,251
Other income	29,922	2,381
	34,089	8,632

Share of loss from Operating Partnerships(Note D)	(576,114)	* (2,636,066)	*

Expenses

Partnership management fee (Note C)	564,854	531,053
Amortization	12,139	12,139
General and administrative expenses	210,705	148,435
	787,698	691,627

NET LOSS	$ (1,329,723)	$ (3,319,061)

Net loss allocated to limited partners	$ (1,316,426)	$ (3,285,870)

Net loss allocated general partner	$ (13,297)	$ (33,191)

Net loss per BAC	$ (.44)	$ (1.51)

* Includes gain on sale of Operating Partnerships of $238,000 for 2003 and loss on sale of Operating Partnership of $1,396,476 for 2002.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2003	2002

Income
Interest income	$ 12	$ 102
Other income	3,150	-
	3,162	102

Share of loss from Operating Partnerships(Note D)	(20,885)	(33,987)

Expenses

Partnership management fee (Note C)	25,893	22,628
Amortization	-	-
General and administrative expenses	12,272	9,063
	38,165	31,691

NET LOSS	$ (55,888)	$ (65,576)

Net loss allocated to limited partners	$ (55,329)	$ (64,920)

Net loss allocated general partner	$ (559)	$ (656)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2003	2002

Income
Interest income	$ 2,376	$ 797
Other income	2,711	-
	5,087	797

Share of loss from Operating Partnerships(Note D)	50,415	* (259,898)

Expenses

Partnership management fee (Note C)	127,023	91,489
Amortization	217	217
General and administrative expenses	40,689	19,992
	167,929	111,698

NET LOSS	$ (112,427)	$ (370,799)

Net loss allocated to limited partners	$ (111,303)	$ (367,091)

Net loss allocated general partner	$ (1,124)	$ (3,708)

Net loss per BAC	$ (.03)	$ (.18)

*Includes gain on sale of Operating Partnerships of $187,718.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2003	2002

Income
Interest income	$ 157	$ 1,898
Other income	5,433	-
	5,590	1,898

Share of loss from Operating Partnerships(Note D)	(87,007)	(1,481,682)	*

Expenses

Partnership management fee (Note C)	75,548	83,087
Amortization	860	860
General and administrative expenses	28,456	23,461
	104,864	107,408

NET LOSS	$ (186,281)	$(1,587,192)

Net loss allocated to limited partners	$ (184,418)	$(1,571,320)

Net loss allocated general partner	$ (1,863)	$ (15,872)

Net loss per BAC	$ (.08)	$ (.65)

* Includes loss on sale of Operating Partnership of $1,396,476.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2003	2002

Income
Interest income	$ 312	$ 1,669
Other income	3,583	-
	3,895	1,669

Share of loss from Operating Partnerships(Note D)	(184,081)	(183,149)

Expenses

Partnership management fee (Note C)	79,620	75,136
Amortization	436	436
General and administrative expenses	27,741	20,964
	107,797	96,536

NET LOSS	$ (287,983)	$ (278,016)

Net loss allocated to limited partners	$ (285,103)	$ (275,236)

Net loss allocated general partner	$ (2,880)	$ (2,780)

Net loss per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2003	2002

Income
Interest income	$ 50	$ 159
Other income	4,200	-
	4,250	159

Share of loss from Operating Partnerships(Note D)	(126,986)	(211,619)

Expenses

Partnership management fee (Note C)	94,052	90,457
Amortization	3,329	3,329
General and administrative expenses	32,738	23,884
	130,119	117,670

NET LOSS	$ (252,855)	$ (329,130)

Net loss allocated to limited partners	$ (250,326)	$ (325,839)

Net loss allocated general partner	$ (2,529)	$ (3,291)

Net loss per BAC	$ (.09)	$ (.11)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2003	2002

Income
Interest income	$ 1,260	$ 1,626
Other income	10,845	2,381
	12,105	4,007

Share of loss from Operating Partnerships(Note D)	(207,570)	* (465,731)

Expenses

Partnership management fee (Note C)	162,718	168,256
Amortization	7,297	7,297
General and administrative expenses	68,809	51,071
	238,824	226,624

NET LOSS	$ (434,289)	$ (688,348)

Net loss allocated to limited partners	$ (429,946)	$ (681,465)

Net loss allocated general partner	$ (4,343)	$ (6,883)

Net loss per BAC	$ (.08)	$ (.12)

* Includes gain on sale of Operating Partnerships of $50,282.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 9,636	$ 12,712
Other income	33,384	14,509
	43,020	27,221

Share of loss from Operating Partnerships(Note D)	(1,299,506)	* (3,824,785)	*

Expenses

Partnership management fee (Note C)	1,082,688	1,103,053
Amortization	24,281	24,281
General and administrative expenses	279,461	221,155
	1,386,430	1,348,489

NET LOSS	$ (2,642,916)	$ (5,146,053)

Net loss allocated to limited partners	$ (2,616,487)	$ (5,094,592)

Net loss allocated general partner	$ (26,429)	$ (51,461)

Net loss per BAC	$ (.84)	$ (1.67)

* Includes gain on sale of Operating Partnerships of $238,000 for 2003 and loss on sale of Operating Partnerships of $1,396,476 for 2002.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2003	2002

Income
Interest income	$ 31	$ 146
Other income	3,150	-
	3,181	146

Share of loss from Operating Partnerships(Note D)	(42,461)	(74,125)

Expenses

Partnership management fee (Note C)	50,764	39,213
Amortization	-	-
General and administrative expenses	16,366	13,771
	67,130	52,984

NET LOSS	$(106,410)	$ (126,963)

Net loss allocated to limited partners	$(105,346)	$ (125,693)

Net loss allocated general partner	$ (1,064)	$ (1,270)

Net loss per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2003	2002

Income
Interest income	$ 5,424	$ 1,801
Other income	2,908	6,066
	8,332	7,867

Share of loss from Operating Partnerships(Note D)	(88,822)*	* (504,248)

Expenses

Partnership management fee (Note C)	242,071	260,892
Amortization	435	435
General and administrative expenses	54,119	35,019
	296,625	296,346

NET LOSS	$ (377,115)	$ (792,727)

Net loss allocated to limited partners	$ (373,344)	$ (784,800)

Net loss allocated general partner	$ (3,771)	$ (7,927)

Net loss per BAC	$ (.09)	$ (.27)

* Includes gain on sale of Operating Partnerships of $187,718.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2003	2002

Income
Interest income	$ 379	$ 3,042
Other income	5,510	1,168
	5,889	4,210

Share of loss from Operating Partnerships(Note D)	(126,315)	(1,501,624)	*

Expenses

Partnership management fee (Note C)	143,298	159,238
Amortization	1,721	1,721
General and administrative expenses	38,399	33,771
	183,418	194,730

NET LOSS	$ (303,844)	$(1,692,144)

Net loss allocated to limited partners	$ (300,806)	$(1,675,223)

Net loss allocated general partner	$ (3,038)	$ (16,921)

Net loss per BAC	$ (.13)	$ (.70)

* Includes loss on sale of Operating Partnerships of $1,396,476.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2003	2002

Income
Interest income	$ 785	$ 3,916
Other income	5,500	-
	6,285	3,916

Share of loss from Operating Partnerships(Note D)	(317,995)	(308,405)

Expenses

Partnership management fee (Note C)	154,786	147,920
Amortization	872	872
General and administrative expenses	36,177	30,402
	191,835	179,194

NET LOSS	$ (503,545)	$ (483,683)

Net loss allocated to limited partners	$ (498,510)	$ (478,846)

Net loss allocated general partner	$ (5,035)	$ (4,837)

Net loss per BAC	$ (.20)	$ (.19)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2003	2002

Income
Interest income	$ 129	$ 289
Other income	4,200	150
	4,329	439

Share of loss from Operating Partnerships(Note D)	(272,823)	(407,749)

Expenses

Partnership management fee (Note C)	174,894	176,019
Amortization	6,658	6,658
General and administrative expenses	44,047	35,445
	225,599	218,122

NET LOSS	$ (494,093)	$ (625,432)

Net loss allocated to limited partners	$ (489,152)	$ (619,178)

Net loss allocated general partner	$ (4,941)	$ (6,254)

Net loss per BAC	$ (.17)	$ (.21)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2003	2002

Income
Interest income	$ 2,888	$ 3,518
Other income	12,116	7,125
	15,004	10,643

Share of loss from Operating Partnerships(Note D)	(451,090)*	(1,028,634)

Expenses

Partnership management fee (Note C)	316,875	319,771
Amortization	14,595	14,595
General and administrative expenses	90,353	72,747
	421,823	407,113

NET LOSS	$ (857,909)	$(1,425,104)

Net loss allocated to limited partners	$ (849,330)	$(1,410,853)

Net loss allocated general partner	$ (8,579)	$ (14,251)

Net loss per BAC	$ (.15)	$ (.26)

* Includes gain on sale of Operating Partnerships of $50,282.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$ 4,672,658	$ (1,578,073)	$ 3,094,585

Distributions to Investors	(2,466,068)	-	(2,466,068)

Net income (loss)	(2,616,488)	(26,428)	(2,642,916)

Partners' capital (deficit), September 30, 2003	$ (409,898)	$ (1,604,501)	$(2,014,399)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2003	$(1,257,943)	$ (103,542)	$(1,361,485)

Distribution to Investors	-	-	-

Net income (loss)	(105,346)	(1,064)	(106,410)

Partners' capital (deficit) September 30, 2003	$(1,363,289)	$ (104,606)	$(1,467,895)

Series 9
Partners' capital (deficit) April 1, 2003	$(1,588,976)	$ (380,030)	$(1,969,006)

Distributions to Investors	(1,943,184)	-	(1,943,184)

Net income (loss)	(373,344)	(3,771)	(377,115)

Partners' capital (deficit) September 30, 2003	$(3,905,504)	$ (383,801)	$(4,289,305)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2003	$ (445,609)	$ (209,672)	$ (655,281)

Distributions to Investors	-	-	-

Net income (loss)	(300,806)	(3,038)	(303,844)

Partners' capital (deficit) September 30, 2003	$ (746,415)	$ (212,710)	$ (959,125)

Series 11
Partners' capital (deficit) April 1, 2003	$ 2,745,217	$ (189,124)	$ 2,556,093

Distributions to Investors	-	-	-

Net income (loss)	(498,510)	(5,035)	(503,545)

Partners' capital (deficit) September 30, 2003	$ 2,246,707	$ (194,159)	$ 2,052,548

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2003	$ 2,107,752	$ (238,565)	$ 1,869,187

Distributions to Investors	-	-	-

Net income (loss)	(489,152)	(4,941)	(494,093)

Partners' capital (deficit) September 30, 2003	$ 1,618,600	$ (243,506)	$ 1,375,094

Series 14
Partners' capital (deficit) April 1, 2003	$ 3,112,217	$ (457,140)	$ 2,655,077

Distributions to Investors	(522,884)	-	(522,884)

Net income (loss)	(849,330)	(8,579)	(857,909)

Partners' capital (deficit) September 30, 2003	$ 1,740,003	$ (465,719)	$ 1,274,284

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$(2,642,916)	$(5,146,053)
Adjustments
Distributions from Operating Partnerships	56,276	14,614
Amortization	24,281	24,281
Share of Loss from Operating Partnerships	1,299,506	3,824,785
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,517,415	1,130,599
Decrease (Increase) in other assets	(409,222)	(16,554)

Net cash (used in) provided by operating activities	(154,660)	(168,328)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	307,862
Proceeds from the sale of Operating Partnerships	238,000	1,000,000
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	238,000	1,307,862

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(2,466,068)	(866,106)

Net cash (used in) provided by financing activity	(2,466,068)	(866,106)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,382,728)	273,428

Cash and cash equivalents, beginning	3,633,932	1,132,906

Cash and cash equivalents, ending	$ 1,251,204	$ 1,406,334

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2003	2002
Cash flows from operating activities:

Net Loss	$ (106,410)	$ (126,963)
Adjustments
Distributions from Operating Partnerships	9,698	530
Amortization	-	-
Share of Loss from Operating Partnerships	42,461	74,125

Changes in assets and liabilities
(Decrease) Increase in accounts payable	162,586	67,317
Decrease (Increase) in other assets	(109,222)	(3,500)

Net cash (used in) provided by operating activities	(887)	11,509

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(887)	11,509

Cash and cash equivalents, beginning	9,823	8,525

Cash and cash equivalents, ending	$ 8,936	$ 20,034

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2003	2002
Cash flows from operating activities:

Net Loss	$ (377,115)	$ (792,727)
Adjustments
Distributions from Operating Partnerships	1,426	1,427
Amortization	435	435
Share of Loss from Operating Partnerships	88,822	504,248
Changes in assets and liabilities
(Decrease) Increase in accounts payable	259,159	284,304
Decrease (Increase) in other assets	-	4,195

Net cash (used in) provided by operating activities	(27,273)	1,882

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	97,866
Proceeds from the sale of Operating Partnerships	187,718	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	187,718	97,866

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(1,943,184)	-

Net cash (used in) provided by financing activity	(1,943,184)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,782,739)	99,748

Cash and cash equivalents, beginning	2,030,872	215,236

Cash and cash equivalents, ending	$ 248,133	$ 314,984

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2003	2002
Cash flows from operating activities:

Net Loss	$ (303,844)	$(1,692,144)
Adjustments
Distributions from Operating Partnerships	21,437	380
Amortization	1,721	1,721
Share of Loss from Operating Partnerships	126,315	1,501,624
Changes in assets and liabilities
(Decrease) Increase in accounts payable	163,504	43,860
Decrease (Increase) in other assets	-	2,285

Net cash (used in) provided by operating activities	9,133	(142,274)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	(3,987)
Proceeds from the sale of Operating Partnerships	-	1,000,000
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	996,013

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	(866,106)

Net cash (used in) provided by financing activity	-	(866,106)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,133	(12,367)

Cash and cash equivalents, beginning	121,830	47,305

Cash and cash equivalents, ending	$ 130,963	$ 34,938

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2003	2002
Cash flows from operating activities:

Net Loss	$ (503,545)	$ (483,683)
Adjustments
Distributions from Operating Partnerships	-	35
Amortization	872	872
Share of Loss from Operating Partnerships	317,995	308,405
Changes in assets and liabilities
(Decrease) Increase in accounts payable	362,840	162,840
Decrease (Increase) in other assets	(300,000)	(5,996)

Net cash (used in) provided by operating activities	(121,838)	(17,527)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	157,136
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	157,136

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,838)	139,609

Cash and cash equivalents, beginning	369,202	262,105

Cash and cash equivalents, ending	$ 247,364	$ 401,714

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2003	2002
Cash flows from operating activities:

Net Loss	$(494,093)	$(625,432)
Adjustments
Distributions from Operating Partnerships	8,813	7,310
Amortization	6,658	6,658
Share of Loss from Operating Partnerships	272,823	407,749
Changes in assets and liabilities
(Decrease) Increase in accounts payable	196,154	195,852
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	(9,645)	(7,863)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,645)	(7,863)

Cash and cash equivalents, beginning	39,674	48,058

Cash and cash equivalents, ending	$ 30,029	$ 40,195

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2003	2002
Cash flows from operating activities:

Net Loss	$ (857,909)	$(1,425,104)
Adjustments
Distributions from Operating Partnerships	14,902	4,932
Amortization	14,595	14,595
Share of Loss from Operating Partnerships	451,090	1,028,634
Changes in assets and liabilities
(Decrease) Increase in accounts payable	373,172	376,426
Decrease (Increase) in other assets	-	(13,538)

Net cash (used in) provided by operating activities	(4,150)	(14,055)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	56,847
Proceeds from the sale of Operating Partnerships	50,282	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	50,282	56,847

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(522,884)	-

Net cash (used in) provided by financing activity	(522,884)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(476,752)	42,792

Cash and cash equivalents, beginning	1,062,531	551,677

Cash and cash equivalents, ending	$ 585,779	$ 594,469

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") was
formed under the laws of the State of Delaware as of September 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Limited Partnerships"). Effective as of September 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Partnerships continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2003 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2003

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2003, the
Partnership has accumulated unallocated acquisition amortization totaling
$412,774. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 2003 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $7,394, $29,252, $14,826, $113,193, and
$248,109, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at September 30, 2003 and 2002 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2003

(Unaudited)

The partnership management fee accrued for the quarters ended September 30, 2003 and 2002 are as follows:

	2003	2002
Series 7	$ 26,193	$ 26,193
Series 9	129,579	142,152
Series 10	82,371	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	186,585	189,135

	$ 601,965	$ 623,595

As of September 30, 2003, an affiliate of the general partner advanced a total of $710,940 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $109,225 was advanced to Series 7 during the quarter ended September 30, 2003. Below is a table that breaks down the total advances, by series as of September 30, 2003.

2003
Series 7	$270,772
Series 9	4,960
Series 11	200,000
Series 12	62,550
Series 14	172,658

$710,940

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2003 and 2002 the Partnership had limited partnership interests in 304 and 306 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2003 and 2002 by series is as follows:

	2003	2002
Series 7	14	14
Series 9	53	54
Series 10	44	44
Series 11	40	40
Series 12	53	53
Series 14	100	101

	304	306

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2003 and 2002 by series are as follows:

	2003	2002
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	225,870

	$236,345	$259,803

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the six Months ended June 30, 2003.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2003	2002

Revenues
Rental	$ 1,272,880	$ 1,180,175
Interest and other	118,679	152,076
	1,391,559	1,332,251

Expenses
Interest	457,902	503,825
Depreciation and amortization	324,562	352,253
Operating expenses	792,754	823,620
	1,575,218	1,679,698

NET LOSS	$ (183,659)	$ (347,447)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (42,461)	$ (74,125)

Net loss allocated to other partners	$ (1,837)	$ (3,474)

Net loss suspended	$ (139,361)	$ (269,848)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2003	2002

Revenues
Rental	$ 5,899,740	$ 5,514,598
Interest and other	326,517	233,230
	6,226,257	5,747,828

Expenses
Interest	1,671,659	1,595,226
Depreciation and amortization	1,965,869	1,850,810
Operating expenses	4,022,419	3,700,206
	7,659,947	7,146,242

NET LOSS	$(1,433,690)	$(1,398,414)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (276,540)	$ (504,248)

Net loss allocated to other partners	$ (14,337)	$ (13,984)

Net loss suspended	$(1,142,813)	$ (880,182)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2003	2002

Revenues
Rental	$ 3,486,296	$ 3,962,674
Interest and other	176,861	192,617
	3,663,157	4,155,291

Expenses
Interest	893,049	968,473
Depreciation and amortization	1,087,740	1,140,390
Operating expenses	2,332,131	2,571,654
	4,312,920	4,680,517

NET LOSS	$ (649,763)	$ (525,226)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (126,315)	$ (105,148)

Net loss allocated to other partners	$ (6,498)	$ (5,252)

Net loss suspended	$ (516,950)	$ (414,826)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2003	2002

Revenues
Rental	$ 3,363,395	$ 3,368,811
Interest and other	203,920	190,160
	3,567,315	3,558,971

Expenses
Interest	901,768	936,084
Depreciation and amortization	1,201,421	1,185,279
Operating expenses	2,235,517	2,356,696
	4,338,706	4,478,059

NET LOSS	$ (771,391)	$ (919,088)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (317,995)	$ (308,405)

Net loss allocated to other partners	$ (7,714)	$ (9,191)

Net loss suspended	$ (445,682)	$ (601,492)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2003	2002

Revenues
Rental	$ 3,907,656	$ 3,782,518
Interest and other	251,116	264,120
	4,158,772	4,046,638

Expenses
Interest	940,364	1,055,925
Depreciation and amortization	1,240,308	1,251,344
Operating expenses	2,756,163	2,640,916
	4,936,835	4,948,185

NET LOSS	$ (778,063)	$ (901,547)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (272,823)	$ (407,749)

Net loss allocated to other partners	$ (7,781)	$ (9,015)

Net loss suspended	$ (497,459)	$ (484,783)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2003	2002

Revenues
Rental	$ 8,353,247	$ 8,107,309
Interest and other	336,484	501,830
	8,689,731	8,609,139

Expenses
Interest	1,973,460	2,340,596
Depreciation and amortization	2,478,578	2,522,387
Operating expenses	5,481,934	5,378,208
	9,933,972	10,241,191

NET LOSS	$(1,244,241)	$(1,632,052)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (501,372)	$(1,028,634)

Net loss allocated to other partners	$ (12,442)	$ (16,321)

Net loss suspended	$ (730,427)	$ (587,097)

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
September 30, 2003
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 2003 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of September 30, 2003 in the amount of $14,634. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. Partnership management fees accrued during the quarter ended September 30, 2003 were $601,965. The breakout between series is: $26,193 in Series 7, $129,579 in Series 9, $82,371 in Series 10, $81,420 in Series 11, $95,817 in Series 12, and $186,585 in Series 14. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities.

The Partnership has recorded $822,723 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $300,932 in Series 7, $4,960 in Series 9, $0 in Series 10, $200,401 in Series 11, $143,772 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of September 30, 2003 the Partnership had $1,251,204 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties remaining, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	14	$ 8,936
9	41,574,018	4,178,029	05/04/90	53	248,133
10	24,288,997	2,428,925	08/24/90	44	130,963
11	24,735,002	2,489,599	12/27/90	40	247,364
12	29,710,003	2,972,795	04/30/91	53	30,029
14	55,728,997	5,574,290	01/27/92	100	585,779

	$186,398,017	18,679,738		304	$1,251,204

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14 as of September 30, 2003 are $8,936, $248,133, $130,963, $224,836, $18,624 and $383,367, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of September 30, 2003 and 2002 the Partnership held limited partnership interests in 304 and 306 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended September 30, 2003 and 2002 were $564,854 and $531,053, respectively.

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

(Series 7) As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at September 30, 2003.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $183,659. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $140,903. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Metropole Apartments Associates, L.P. (Metropole Apartments) has undergone several capital improvements over the last year, including carpet replacement in all the common areas and new interior lighting in the hallways. These actions have resulted in stabilized high occupancy at the property. The residential section of the property has now achieved an occupancy rate of 98% through the third quarter of 2003 and rent collections are strong. On May 8, 2003, the Investment General Partner received notice from the lender that property taxes have not been paid for the tax years 2001 and 2002. The total amount delinquent was $109,225.71. The lender gave a 60-day cure period in which to bring taxes current. The outstanding taxes were paid on July 9, 2003.

The Investment General Partner advanced the funds to the Operating Partnership to cure the delinquent taxes under a note that bears interest at prime + 1% and has a term of one year, renewable upon mutual agreement of the lender and borrower.

(Series 9) As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 99.7%. The series had a total of 53 properties at September 30, 2003. Out of the total, 51 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,433,690. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $532,179. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships and a reduction in the partnership management fee expense reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting and a gain recorded on the sale of Operating Partnership. The partnership management fee expense reduction was the result of the removal of the portion of the exepense attributed to the Operating Partnership, California Investors V (Somerset Apartments), which was sold in the prior fiscal year.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively. The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $2,170,401 and $581,359, respectively. This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner was holding a portion of the total sale proceeds until the Operating Partnership entity was dissolved. The hold back was paid to the Investment Partnerships in July 2003. Of the proceeds received, $1,952,113 and $522,877, respectively, was returned to the investors in Series 9 and Series 14 in September 2003. This amounted to a per BAC distribution of .467 and .093 for Series 9 and 14, respectively. The remaining total of $110,000 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors was distributed based on the number of BACs held by each investor. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property. Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed. The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP. Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 9 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, The Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. Despite an average occupancy through the third quarter of 2003 of 90%, operations remained below breakeven due to high operating expenses. The high operating expenses at the property are tied to an increase in advertising, unit turnover and higher utility cost. The management company has increased advertising in an effort to maintain high occupancy. Turnover at the property has been approximately 16% during 2003, resulting in an increase in maintenance expense. Utility costs have risen about 40% higher than the budget for the 2002-03 heating season. Madison Gas & Electric is projecting another 35-40% increase for the 2003-2004 winter over the average cost of the past heating season. Due to the strong competition from other properties, the property is unable to raise rents to cover the additional operating costs. Consequently, the Operating General Partner is examining alternatives to reduce utility usage and implement energy saving measures. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

Glennwood Hotel Investors (Glennwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The average occupancy during the third quarter of 2003 was 56.6%. Because of the high vacancy rate, the property will not achieve breakeven operations in 2003. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. Average occupancy was 82.29% in 2002. Despite a drop in average occupancy to 79.62% through the third quarter of 2003, the property is generating a small amount of cash. The decrease in occupancy is due to the site manager cleaning up the tenant population by evicting problematic residents. The on-site manager has increased advertising to attract new residents to the property. Though Hurricane Isabel caused minor exterior damage of to the property (some gutters fell off, several trees blew over, and minor siding damage), no resident units were affected. An insurance claim has been filed by management to pay for the exterior repairs. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to increase occupancy.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated below breakeven during all of 2002 and the first half of 2003.  The operating deficits resulted from the high vacancy rate at this property. The average occupancy through the third quarter of 2003 was 72% and averaged 76% overall in 2002.  The occupancy issues stem from the poor image of the neighborhood in which Warrensburg Estates is located and from several problem tenants at the property.  In addition, occupancy has been impacted by the lack of rental assistance and increased competition.  Current management, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property and has been working to evict the problem tenants.  The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy.  Rural Development recently approved a rental incentive. Management is now offering new residents one month free rent spread over 10 months. The property's mortgage, taxes and insurance are all current.

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) has negotiated a sale of its General Partner interest which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership are $23,864.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) has negotiated a sale of its General Partner interest which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership are $21,477.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) has negotiated a sale of its General Partner interest which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership are $14,318.

(Series 10) As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at September 30, 2003, Out of the total, 43 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $649,763. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $437,977. This is an interim period estimate; it is not necessarily indicative of the final year end results.

A loss on the sale of one of the Operating Partnerships was reported in the prior year. As this was a one time event, the net loss per BAC decreased for the current year.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2002 despite strong occupancy. Due to the operating deficit the auditor issued a "going concern" opinion in the 2002 audit. The property is operating below breakeven through the third quarter of 2003 due to high operating expenses, specifically administration, maintenance, and utilities. Average occupancy dropped slightly to 92.06% through the third quarter of 2003. The Investment General Partner is following up with the Operating General Partner on a plan to reduce operating expenses. This property will continue to be monitored on a monthly basis until it is able to increase occupancy, reduce operating expenses, and generate cash.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy. In 2002, average physical occupancy was 92%. Through the third quarter of 2003, average physical occupancy declined to 73%. In past years, low occupancy has resulted in negative cash flow and delinquent taxes. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projects that approximately $110,000 is needed to make necessary deferred maintenance repairs. The Operating General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. In order to fund the delinquent real estate taxes for 1998, 2000, 2001,and 2002 Rural Development has vouchered the mortgage. The amount needed to pay the taxes was added to the mortgage as additional debt and resulted in higher monthly mortgage payments. Due to declining occupancy in 2003, the Operating Partnership was unable to support higher debt payments which resulted in a loan default. Consequently, in May of 2003, Rural Development sent a letter to the General Partner citing the mortgage delinquencies. Rural Development submitted the Operating Partnership to the State Attorneys General office to begin foreclosure proceedings. The Operating General Partner does not expect that Rural Development will foreclose on this Operating Partnership prior to the end of the compliance period, which is December 31, 2004.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property has historically suffered from low occupancy. Occupancy averaged 92% in 2002. Physical occupancy declined to 82% through the third quarter of 2003. Low occupancy is mainly due to deferred maintenance. To make the necessary repairs, the management company has estimated that approximately $80,000 is needed. The Operating General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. In May of 2002, Rural Development utilized mortgage funds to pay real estate taxes for 1998-2001. This amount was added to the mortgage as an additional debt resulting in higher monthly payments. Because the Operating Partnership was unable to support higher debt payments, the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies. Rural Development submitted the Partnership to the State Attorneys General office to begin foreclosure proceedings. The Operating General Partner does not expect that Rural Development will foreclose on the Operating Partnership prior to the end of the compliance period, which is December 31, 2004.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during all of 2002 and during the first quarter of 2003.  The operating deficits resulted from a high vacancy rate at the property, which averaged 67% during 2002 and 65% for the first half of 2003.  The occupancy issue stemmed from tenants opting to relocate to nearby nursing homes and increased competition in the community. The property was severely damaged in a tornado during May 2003 and is presently uninhabitable. The Operating General Partner is planning on rebuilding 12 of the 20 units. They are currently negotiating with both Rural Development and their insurance provider regarding the insurance claims. The Operating General Partner is currently advancing funds to pay the debt service and taxes. The Operating Partnership has business income insurance, which will cover loss of income while the property is not in operation. There were no injuries during the tornado, and all of the tenants who wished to be relocated were moved to another tax credit property in the area. The property's mortgage, taxes and insurance are all current.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 88.65%, and high debt service. Occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The property continues to struggle with occupancy in 2003. At the end of the third quarter, the average occupancy was 80%. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage, taxes, and insurance are current. The Operating General Partner continues to fund operating deficits.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 83.59%, and high debt service. Occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The property continues to struggle with occupancy in 2003. At the end of the third quarter, the average occupancy was 86%. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage, taxes, and insurance are current. The Operating General Partner continues to fund operating deficits.

Washington Heights Apartments IV is a 24-unit complex located in Bismarck, North Dakota. The average occupancy through the third quarter of 2003 was reported as 84.72%, up from the 2002 year-end average of 79.17%. Occupancy during the first quarter of 2003 was at 97.22% and gradually declined in the second quarter to 88.89%. One of the prime reasons for the reduction relates to a significant pool of residents that were located at the property from the local Tribal authority. This resident pool was part of an educational reform within the tribe. Once the program was complete, the tribal members moved back to reservation property. During the lease period, the rent was paid by the Tribal Authority. The Operating General Partner maintains communication with the Tribal Authority to learn of more housing opportunities. Additionally, Bismarck has been experiencing a tougher rental market, primarily due to additional apartment developments. To offset the downturn in occupancy, concessions were being offered and rents had been lowered on the 2 bedroom units. September occupancy improved to 91% for the month and rent reductions and concessions were suspended. Despite the low occupancy and rent concessions at the development, the Operating General Partner believes the property may breakeven for the year. The Operating General Partner continues to fund the development as needed. Taxes and payables are kept current.

(Series 11) As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at September 30, 2003.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $771,391. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $430,030. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2002 and 2001. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Operating Partnerships.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson Arizona is a 42 unit Single Resident Occupancy development with project based Section 8 rental assistance for all the units. The Operating Partnership operated below break-even for 2002 due to low occupancy primarily resulting from unsatisfactory property management. Average occupancy for 2002 was 76%. On June 1, 2003 the Operating General Partner replaced the management company. The new management company has improved the leasing process and has begun to manage the property effectively. Average occupancy for the third quarter of 2003 was 86%, and occupancy as of Sept 30, 2003 was 98%. Due to the improved occupancy the property has been able to support itself. The management company is addressing necessary capital improvements to the property. The mortgage, taxes, insurance and payables are current. The Operating General Partner guarantee is unlimited in time and amount.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 88.65%, and high debt service. Occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The property continues to struggle with occupancy in 2003. At the end of the third quarter, the average occupancy was 80%. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage, taxes, and insurance are current. The Operating General Partner continues to fund operating deficits.

Franklin School Associates (Franklin School Apartments) continued to operate at a small loss through the third quarter of 2003. The Operating Partnership secured a $300,000 low interest loan (3%) from the Montana Department of Commerce Board of Housing for capital improvements to the property. Title issues have been resolved and the loan closed prior to the end of October 2003. All of the rehabilitation work has been completed. The most significant component of the rehabilitation was the replacement of all 294 windows at the property. Additional work has also been completed including masonry repairs, replacement of fire doors and replacement of entry doors. Interior conditions were also improved with common area painting and carpet replacement. The repairs were initially funded with advances from the Investment General Partner. The advances were repaid in October 2003 with the proceeds from the loan closing. Physical occupancy through the third quarter 2003 was 88% with an economic occupancy of 92%. The high economic occupancy comes from the collection of past due rents and damage claims from the local Section 8 administrator. The property continues to struggle with high turnover and expenses. Repeated state inspections leading up to the completion of the renovations resulted in high administrative and maintenance costs. With the completion of the renovations, management expects improved occupancy and cash flow at the complex. However, a build up of payables may require an equity infusion of up to $20,000 during the fourth quarter. The mortgage, taxes and insurance are all current.

London Arms/Lynn Mar Limited (London Arms Apartments) was not able to operate above breakeven in 2002 due to high operating expenses. The property is located in Miami, Florida where there is an increased cost of living. Occupancy in 2002 averaged 91.19%, and operations to date in 2003 show occupancy increasing to an average of 99.47%. Operating expenses are significantly reduced from the prior years level, particularly maintenance and administrative expenses. To date, the property is operating slightly below breakeven. The Investment General Partner will continue to monitor operating expenses until the property has stabilized.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado, Missouri, operated below breakeven during 2002 and through the third quarter of 2003. The operating deficits resulted from the high vacancy rate at this property. During 2002 a new property with more amenities was built in the area, and the new property has attracted some of the tenants. The average occupancy for the 2002 was 66%.  The average occupancy through the third quarter 2002 is 84%, however, since May of 2003 occupancy at the partnership has remained above 90%. The improving occupancy is due to tornado damage to a nearby property that relocated tenants to El Dorado Springs. The property's mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 83.59%, and high debt service. Occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The property continues to struggle with occupancy in 2003. At the end of the third quarter, the average occupancy was 86%. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage, taxes, and insurance are current. The Operating General Partner continues to fund operating deficits.

South Fork Heights, Limited (South Fork Heights Apartments) located in South Fork, Colorado is a 48-unit, Rural Development-financed, family development. The property suffers from low occupancy and high turnover due to its location in a small tourist town in the mountains. South Fork has a population of approximately 700 and is heavily dependent on the nearby ski resorts and therefore, has a high level of transience. In addition, a forest fire in 2002, followed by the closing of two major employers that provided jobs for middle to low-income individuals, has severely damaged the local economy. This has resulted in high unemployment, as well as a lack of qualified tenants. Occupancy averaged 63% and 70% for the first and second quarters of 2003, respectively. Occupancy increased to 77% in the third quarter of 2003 due to increased referrals from the local social services organizations. The site manager anticipates further improvements in occupancy as employment from local ski resorts increases for the approaching ski season. Despite low occupancy, the property generated cash flow of $6,800 in 2002 due to an agreement with Rural Development to suspend required replacement reserve deposits during the year. If this agreement had not been in place, the property would have expended cash of $7,471. The Operating Partnership has expended cash of $12,370 as of the second quarter of 2003. The Operating General Partner's guarantee expired in 1996. Management has increased advertising and continues to work with the local social service organizations for referrals.

Nevada Manor, Limited Partnership (Nevada Manor), located in Nevada, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003.  The operating deficits result from the high vacancy rate at this property. The average occupancy for 2002 was 78%. The average occupancy through the third quarter of 2003 was 84% and it has continued to increase to 100% as of October 15, 2003. Turnover is high at this family property, creating greater vacancy loss. Management has refined the tenant selection criteria to try to gain residents who will stay for longer periods of time. Management indicates that traffic is high at the property. With the amount of interest the property continues to generate, management estimates average occupancy for 2003 to be around 90%.  The property's mortgage, taxes and insurance are all current.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS. This Partnership suffers from low occupancy and operating cash deficits. The average occupancy for 2002 was 72%. Through the third quarter of 2003, occupancy has remained low at 72%. During 2002, two affordable housing residences opened in Arkansas City, which added over 100 new apartments to the housing market. The property manager is working with the Chamber of Commerce to increase occupancy at the property. Additionally, the management company is offering move-in specials for prospective tenants and has advertised in the newspapers and on local television. Also, the management company is repainting the interior common areas and exterior trim of the building to enhance the physical condition of the property. Rural Development approved a $5,000 withdrawal from the replacement reserve account to fund operating deficits. The mortgage, real estate taxes and insurance are current.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2002. Average occupancy through the third quarter of 2003 has remained at 89%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Operating Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Partnership retained a law firm that specializes in tax matters to assist with the appeal. If the appeal is approved, real estate taxes will decrease by $44,000 annually. The property has successfully reduced its operating expenses, which has improved cash flow. The Investment General Partner inspected this property in September of 2003 and found it to be in excellent physical condition. The Operating General Partners continue to advance funds to cover deficits.

(Series 12) As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at September 30, 2003. Out of the total, 52 were at 100% qualified occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $778,063. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $462,245. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

The Investment General Partner has initiated the process of selling the properties. The Operating General Partner has become uncooperative in soliciting offers to purchase the Limited Partners interest. On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements. The Operating General Partner did not and to date has not cured the violations. Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents. The mortgagor is in the process of reviewing the requested removal. There can be no assurances that the mortgagor will grant such approval of the change in Operating General Partner. Upon the approval of the mortgagor, an interim Operating General Partner, which is an affiliate of the Investment General Partner, will assume the Operating General Partner role until a buyer of the properties can be located. The Investment General Partner will continue to monitor the situation and actively seek a resolution to the matter.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses. The Operating Partnership suffered recurring operating losses and its total liabilities exceed its total assets. The property has a history of reasonably high occupancy. However, high operating expenses, particularly real estate taxes and utilities, prevent the property from achieving breakeven operations. Due to the lack of cash flow, the 2001 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. The lender and Investment General Partner are in the process of finalizing the refinance of the first mortgage which should be completed in late 2003. The Operating General Partner is actively seeking to transfer its Operating General Partner interest in the property. The goal is to find a strategic partner, preferably a local nonprofit organization, which will be capable of operating the property more efficiently on an ongoing basis.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 88.65%, and high debt service. Occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The property continues to struggle with occupancy in 2003. At the end of the third quarter, the average occupancy was 80%. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage, taxes, and insurance are current. The Operating General Partner continues to fund operating deficits.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 83.59%, and high debt service. Occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The property continues to struggle with occupancy in 2003. At the end of the third quarter, the average occupancy was 86%. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce debt service, increase occupancy, and stabilize the property. The mortgage, taxes, and insurance are current. The Operating General Partner continues to fund operating deficits.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2002. Average occupancy through the third quarter of 2003 has remained at 89%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Operating Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Operating Partnership retained a law firm that specializes in tax matters to assist with the appeal. If the appeal is approved, real estate taxes will decrease by $44,000 annually. The property has successfully reduced its operating expenses, which has improved cash flow. The Investment General Partner inspected this property in September of 2003 and found it to be in excellent physical condition. The Operating General Partners continue to advance funds to cover deficits.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. Due to lack of state funding, The Housing Authority of Eufala has declared that it will not be issuing additional Section 8 vouchers despite its large demand. Lakeridge Apartments has suffered greatly from these conditions and reported an average occupancy of 66% through the third quarter 2003. The property carries a long waiting list of applicants that have applied for Section 8 vouchers. Without vouchers, the applicants cannot afford the below market rent. The management company has been able to sustain operating expenses within an acceptable level while maintaining an attractive curb appeal.

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia, operated below breakeven during 2002 and through the third quarter of 2003 due to low occupancy levels and high operating expenses. The average occupancy through the third quarter 2003 was 77.22%. Capital improvements, which include new appliances, new front doors, and repaving of the parking area, will be completed before year end. The improvements are anticipated to have a positive impact on occupancy, as the property will be more inviting. The Investment General Partner will monitor this deal on a monthly basis until it is able to increase occupancy, reduce expenses, and generate cash.

Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA. Despite an average occupancy of 97.37% in 2002 the property operated below breakeven due to high operating expenses. The lack of funds caused the escrow accounts to be under funded during the year and payables to increase. Occupancy averaged 94% the third quarter of 2003. The property was awarded a rent increase effective January 1, 2003. Rental assistance payments from RD have not been made to the property since December 2002. This is causing the property to have rapidly increasing payables. The issue is a glitch in the computer system. Management has been working to resolve the issue (by contacting state representatives, arranging in person meetings with RD, etc) with no success to date. Once the rental assistance payment is received, the property will be generating cash and will be able to significantly reduce payables. The Investment General Partner will continue monitoring this property until the rental assistance payments are received on a regular basis and the property has reduced payables.

Woodside Apartments (Woodside Apartments) is a 32 unit property located in Grove City, Pennsylvania. In 2002, occupancy decreased to an average of 81%, down from 93.5% in 2001. The decrease in occupancy was the main reason for the property operating at a deficit in 2002, as expenses remained lower than the state and regional averages. There were a number of problems at the property in 2002 including unruly tenants, which resulted in a number of move outs. Management took action towards the end of the year and began evicting a number of tenants. Maintenance expense has increased as a result of these ongoing evictions. The site manager has been terminated and has not been replaced as of yet. The property is currently in a transitional phase led by the regional manager. The regional manager will continue to make efforts to increase the occupancy, while maintaining appropriate standards for accepting new tenants. Also, there has been an increase in the insurance expense of $330 per unit in 2003, and it is expected that there will be a $500 per unit increase in 2004. Management does not expect the property to operate above breakeven in the short term; however the steps being made will have a long term positive impact on the property. Occupancy in 2003 has averaged 76.39% through the third quarter.

(Series 14) As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 100 properties at September 30, 2003. Out of the total, 98 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,244,241. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,234,337. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships. The reduction in the Operating Partnership loss is mainly a result of an increase in losses suspended due to limitations of the equity method of accounting.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively. The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $2,170,401 and $581,359, respectively. This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner was holding a portion of the total sale proceeds until the Operating Partnership entity was dissolved. The hold back was paid to the Investment Partnerships in July 2003. Of the proceeds received, $1,952,113 and $522,877, respectively, was returned to the investors in Series 9 and Series 14 in September 2003. The total returned to the investors was distributed based on the number of BACs held by each investor. This amounted to a per BAC distribution of .467 and .093 for Series 9 and 14, respectively. The remaining total of $110,000 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property. Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed. The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP. Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 9 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, The Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. The property has historically suffered from low occupancy and consequently negative cash flow. In 2002, the Operating General Partner was able to secure an additional 5 units of rental assistance for this property from Rural Development, which caused the property to increase rental income by $14,543 from the prior year and achieve 96% occupancy. Occupancy decreased to 80% in the third quarter of 2003 from 88% in the second quarter. The first quarter was strong at 97%, and the recent decline is due to evictions for non-payment. Management is advertising in the local newspapers and diligently reviewing all new applicants and is confident that occupancy will increase during the fourth quarter of 2003.

Operating expenses are below average levels and the physical condition of the property is excellent and exhibits no indication of deferred maintenance. The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is repaying the loan to Rural Development with the monthly mortgage payment. In first quarter 2003, the Operating General Partner applied through Rural Development for a restructure of their mortgage to reduce their monthly mortgage payments and authorize funds for a rehabilitation loan. The workout plan proposed to Rural Development replenishes the replacement reserve account and is estimated to reduce the mortgage by $2,000 per month. The Operating General Partner is working closely with state Rural Development agency to get approval and an anticipated decision. The Investment Limited Partner will closely monitor this deal until it is able to increase occupancy and generate cash.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located inn Marshfield, WI. The property received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1993-1998. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 100% of past and future tax credits. The adjustment would also include interest and penalties on the tax credits taken to date. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes that the audit is nearing completion, and while an actual settlement has not yet been reached, there is likelihood that the potential disallowance of 100% of credits could be reduced by 50% or more. In the absence of a settlement as of the date of this filing, the auditors continue to include a contingency footnote in the annual financial statement (Note H) which is a part of the most recently filed 10-K dated, March 31, 2003.

The property operated with an average occupancy of 90% for the year 2002. The occupancy has averaged 84% through three quarters of 2003. The property has continued to maintain low operating expenses. However, as a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the third quarter of 2003.

The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Operating Partnership suffered from low occupancy during 2002 witch averaged 74%. Average occupancy through 3 quarters of 2003 has increased to 77%. The property was originally designated a senior complex and it had a history of low occupancy because there was a shortage of eligible residents in the area. The Operating General Partner requested that the property be converted from a senior property to a family property in order to increase the number of qualified tenants. Rural Development approved the property conversion effective September 1, 2002. The Regional Manager refocused the marketing efforts towards the new resident profile and offered rental concessions, but the transition has not helped occupancy due to the poor market conditions in the region. However, the management is optimistic that with the implementation of different marketing strategies such as community outreach, residential referral programs, and increased advertisement, the occupancy should improve in the fourth quarter of 2003.

Kilmarnock Limited Partnership (Indian Creek Apts.), is a 20-unit development located in Kilmarnock, Virginia. The property operated below breakeven during 2002 and through the third quarter of 2003. Average occupancy was 86.67% in 2002 and 91.88% through the third quarter of 2003. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy and generate strong cash flow.

The Operating General Partner Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its General interest which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2006. The proceeds to the Investment Partnership are $14,318.

Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. This property operated with 94% occupancy in 2002 and was able to keep operating expenses below the state and regional averages; however the property was not able to operate above breakeven. The key issue affecting the properties operations was rent. In 2003, there was a rent increase of $13 per unit. Management is looking into the possibility of increasing rents more significantly so that the property can improve its Debt Coverage Ratio. However, occupancy in 2003 has averaged 88.58%, a substantial decrease from the previous year. An increase in rent may have even more of a detrimental effect on occupancy. Due to the decrease in occupancy and an increase in operating expenses, the property is operating below breakeven. The Investment General Partner will continue to monitor operations at this property.

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

(a)Exhibits

31 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

Table_of_Contents

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities

Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: November 20, 2003	By:	/s/ John P. Manning

John P. Manning