Form 10-Q
period 2003-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2004-02-20
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2003

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2003

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
FOR THE QUARTER ENDED DECEMBER 31, 2003

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

Capital_Resources page 40

Results_of_Operations Page 42

Quantitative_and_Qualitative Page 57

Disclosure_Controls_and_Procedures Page 57

Part_II_Other_Information

Signatures page 59

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 21,125,485	$ 23,401,004

OTHER ASSETS
Cash and cash equivalents	1,399,789	3,633,932
Investments	-	-
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	910,531	946,954
Other assets	1,090,555	981,330
	$ 25,069,941	$ 29,506,804

LIABILITIES
Accounts payable	$ 1,380	$ 2,618
Accounts payable affiliates (Note C)	28,101,370	26,173,258
Capital contributions payable (Note D)	236,345	236,345
	28,339,095	26,412,221
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(1,652,193)	4,672,658

General Partner	(1,616,961)	(1,578,075)
	(3,269,154)	3,094,583
	$ 25,069,941	$ 29,506,804

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 69,145	$ 133,996

OTHER ASSETS
Cash and cash equivalents	11,136	9,823
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	135,671	26,450
	$ 215,952	$ 170,269

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,722,691	1,531,754
Capital contributions payable (Note D)	-	-
	1,722,691	1,531,754

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,401,744)	(1,257,943)

General Partner	(104,995)	(103,542)
	(1,506,739)	(1,361,485)
	$ 215,952	$ 170,269

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,096,074	$ 1,463,578

OTHER ASSETS

Cash and cash equivalents	233,737	2,030,872
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	16,310	16,962
Other assets	196,033	196,033
	$ 1,542,154	$ 3,707,445

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,065,188	5,676,451
Capital contributions payable(Note D)	-	-
	6,065,188	5,676,451

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(4,136,985)	(1,588,976)

General Partner	(386,049)	(380,030)

	(4,523,034)	(1,969,006)
	$ 1,542,154	$ 3,707,445

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,902,871	$3,083,826

OTHER ASSETS
Cash and cash equivalents	166,978	121,830
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	64,529	67,108
Other assets	38,978	38,978
	$ 3,173,356	$3,311,742

LIABILITIES

Accounts payable	$ -	$ 1,238
Accounts payable affiliates (Note C)	4,212,898	3,965,785
Capital contributions payable (Note D)	-	-
	4,212,898	3,967,023

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(826,027)	(445,609)

General Partner	(213,515)	(209,672)
	(1,039,542)	(655,281)
	$ 3,173,356	$3,311,742

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 4,778,387	$ 5,304,019

OTHER ASSETS
Cash and cash equivalents	349,512	369,202
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	32,706	34,015
Other assets	125,941	125,940
	$ 5,286,546	$ 5,833,176

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,498,814	3,254,555
Capital contributions payable (Note D)	22,528	22,528
	3,521,342	3,277,083

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	1,962,237	2,745,217

General Partner	(197,033)	(189,124)
	1,765,204	2,556,093
	$ 5,286,546	$ 5,833,176

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,174,239	$ 5,532,116

OTHER ASSETS
Cash and cash equivalents	57,971	39,674
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	249,691	259,677
Other assets	116,366	116,367
	$ 5,598,267	$ 5,947,834

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,364,551	4,067,244
Capital contributions payable (Note D)	11,405	11,405
	4,375,956	4,078,649

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	1,467,345	2,107,752

General Partner	(245,034)	(238,567)
	1,222,311	1,869,185
	$ 5,598,267	$ 5,947,834

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,104,769	$ 7,883,469

OTHER ASSETS
Cash and cash equivalents	580,455	1,062,531
Investments	-	-
Notes receivable	543,584	543,584
Deferred acquisition costs (Note B)	547,295	569,192
Other assets	477,563	477,562
	$ 9,253,666	$ 10,536,338

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	8,237,228	7,677,469
Capital contributions payable (Note D)	202,412	202,412
	8,441,020	7,881,261

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	1,282,981	3,112,217

General Partner	(470,335)	(457,140)
	812,646	2,655,077
	$ 9,253,666	$ 10,536,338

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2003	2002

Income
Interest income	$ 1,263	$ 3,184
Other income	9,440	17,078
	10,703	20,262

Share of loss from Operating Partnerships(Note D)	(681,823)	(1,224,671)

Expenses

Partnership management fee (Note C)	495,450	271,709
Amortization	35,861	12,139
General and administrative expenses	43,701	106,324
	575,012	390,172

NET LOSS	$ (1,246,132)	$ (1,594,581)

Net loss allocated to limited partners	$ (1,233,671)	$ (1,578,635)

Net loss allocated general partner	$ (12,461)	$ (15,946)

Net loss per BAC	$ (.37)	$ (.51)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2003	2002

Income
Interest income	$ 10	$ 22
Other income	-	2,250
	10	2,272

Share of loss from Operating Partnerships(Note D)	(12,692)	(26,455)

Expenses

Partnership management fee (Note C)	78	25,083
Amortization	23,722	-
General and administrative expenses	2,362	8,695
	26,162	33,778

NET LOSS	$ (38,844)	$ (57,961)

Net loss allocated to limited partners	$ (38,456)	$ (57,381)

Net loss allocated general partner	$ (388)	$ (580)

Net loss per BAC	$ (.04)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2003	2002

Income
Interest income	$ 284	$ 583
Other income	3,150	9,171
	3,434	9,754

Share of loss from Operating Partnerships(Note D)	(89,538)	(358,825)

Expenses

Partnership management fee (Note C)	125,943	(124,898)
Amortization	217	217
General and administrative expenses	12,539	21,768
	138,699	(102,913)

NET LOSS	$ (224,803)	$ (246,158)

Net loss allocated to limited partners	$ (222,555)	$ (243,696)

Net loss allocated general partner	$ (2,248)	$ (2,462)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2003	2002

Income
Interest income	$ 166	$ 674
Other income	3,950	184
	4,116	858

Share of loss from Operating Partnerships(Note D)	(33,199)	(119,469)

Expenses

Partnership management fee (Note C)	45,645	84,732
Amortization	860	860
General and administrative expenses	4,830	13,302
	51,335	98,894

NET LOSS	$ (80,418)	$ (217,505)

Net loss allocated to limited partners	$ (79,614)	$ (215,330)

Net loss allocated general partner	$ (804)	$ (2,175)

Net loss per BAC	$ (.03)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2003	2002

Income
Interest income	$ 378	$ 726
Other income	1,356	4,890
	1,734	5,616

Share of loss from Operating Partnerships(Note D)	(207,637)	(221,050)

Expenses

Partnership management fee (Note C)	73,728	78,071
Amortization	436	436
General and administrative expenses	7,277	12,767
	81,441	91,274

NET LOSS	$ (287,344)	$ (306,708)

Net loss allocated to limited partners	$ (284,471)	$ (303,641)

Net loss allocated general partner	$ (2,873)	$ (3,067)

Net loss per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2003	2002

Income
Interest income	$ 47	$ 58
Other income	384	36
	431	94

Share of loss from Operating Partnerships(Note D)	(76,327)	(156,694)

Expenses

Partnership management fee (Note C)	67,893	92,817
Amortization	3,329	3,329
General and administrative expenses	5,665	32,010
	76,887	128,156

NET LOSS	$ (152,783)	$ (284,756)

Net loss allocated to limited partners	$ (151,255)	$ (281,908)

Net loss allocated general partner	$ (1,528)	$ (2,848)

Net loss per BAC	$ (.05)	$ (.10)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2003	2002

Income
Interest income	$ 378	$ 1,121
Other income	600	547
	978	1,668

Share of loss from Operating Partnerships(Note D)	(262,430)	(342,178)

Expenses

Partnership management fee (Note C)	182,163	115,904
Amortization	7,297	7,297
General and administrative expenses	11,028	17,782
	200,488	140,983

NET LOSS	$ (461,940)	$ (481,493)

Net loss allocated to limited partners	$ (457,321)	$ (476,678)

Net loss allocated general partner	$ (4,619)	$ (4,815)

Net loss per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2003	2002

Income
Interest income	$ 11,200	$ 15,897
Other income	42,824	31,587
	54,024	47,484

Share of loss from Operating Partnerships(Note D)	(1,981,329)	* (5,049,456)	*

Expenses

Partnership management fee (Note C)	1,676,453	1,365,658
Amortization	36,420	36,421
General and administrative expenses	248,565	336,581
	1,961,438	1,738,660

NET LOSS	$ (3,888,743)	$ (6,740,632)

Net loss allocated to limited partners	$ (3,849,856)	$ (6,673,226)

Net loss allocated general partner	$ (38,887)	$ (67,406)

Net loss per BAC	$ (1.21)	$ (2.18)

* Includes gain on sale of Operating Partnerships of $238,000 for 2003 and loss on sale of Operating Partnerships of $1,396,476 for 2002.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2003	2002

Income
Interest income	$ 42	$ 168
Other income	3,150	2,250
	3,192	2,418

Share of loss from Operating Partnerships(Note D)	(55,153)	(100,580)

Expenses

Partnership management fee (Note C)	13,059	64,296
Amortization	-	-
General and administrative expenses	80,234	22,466
	93,293	86,762

NET LOSS	$(145,254)	$ (184,924)

Net loss allocated to limited partners	$(143,801)	$ (183,075)

Net loss allocated general partner	$ (1,453)	$ (1,849)

Net loss per BAC	$ (.14)	$ (.18)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2003	2002

Income
Interest income	$ 5,709	$ 2,384
Other income	6,058	15,237
	11,767	17,621

Share of loss from Operating Partnerships(Note D)	(178,360)	* (863,073)

Expenses

Partnership management fee (Note C)	368,014	135,994
Amortization	652	652
General and administrative expenses	66,657	56,785
	435,323	193,431

NET LOSS	$ (601,916)	(1,038,883)

Net loss allocated to limited partners	$ (595,897)	(1,028,494)

Net loss allocated general partner	$ (6,019)	$ (10,389)

Net loss per BAC	$ (.14)	$ (.25)

* Includes gain on sale of Operating Partnerships of $187,718.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2003	2002

Income
Interest income	$ 545	$ 3,715
Other income	9,460	1,352
	10,005	5,067

Share of loss from Operating Partnerships(Note D)	(159,514)	(1,621,093)	*

Expenses

Partnership management fee (Note C)	188,942	243,970
Amortization	2,581	2,581
General and administrative expenses	43,229	47,073
	234,752	293,624

NET LOSS	$ (384,261)	$(1,909,650)

Net loss allocated to limited partners	$ (380,418)	$(1,890,554)

Net loss allocated general partner	$ (3,843)	$ (19,097)

Net loss per BAC	$ (.16)	$ (.79)

* Includes loss on sale of Operating Partnerships of $1,396,476.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2003	2002

Income
Interest income	$1,162	$ 4,643
Other income	6,856	4,890
	8,018	9,533

Share of loss from Operating Partnerships(Note D)	(525,632)	(529,455)

Expenses

Partnership management fee (Note C)	259,666	225,991
Amortization	1,308	1,308
General and administrative expenses	12,301	43,169
	273,275	270,468

NET LOSS	$ (790,889)	$ (790,390)

Net loss allocated to limited partners	$ (782,980)	$ (782,486)

Net loss allocated general partner	$ (7,909)	$ (7,904)

Net loss per BAC	$ (.32)	$ (.32)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2003	2002

Income
Interest income	$ 176	$ 348
Other income	4,584	186
	4,760	534

Share of loss from Operating Partnerships(Note D)	(349,150)	(564,443)

Expenses

Partnership management fee (Note C)	277,199	268,836
Amortization	9,987	9,988
General and administrative expenses	15,300	67,455
	302,486	346,279

NET LOSS	$ (646,876)	$ (910,188)

Net loss allocated to limited partners	$ (640,407)	$ (901,086)

Net loss allocated general partner	$ (6,469)	$ (9,102)

Net loss per BAC	$ (.22)	$ (.31)

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2003	2002

Income
Interest income	$ 3,566	$ 4,639
Other income	12,716	7,672
	16,282	12,311

Share of loss from Operating Partnerships(Note D)	(713,520)*	(1,370,812)

Expenses

Partnership management fee (Note C)	569,573	426,571
Amortization	21,892	21,892
General and administrative expenses	30,844	99,633
	622,309	548,096

NET LOSS	$(1,319,547)	$(1,906,597)

Net loss allocated to limited partners	$(1,306,352)	$(1,887,531)

Net loss allocated general partner	$ (13,195)	$ (19,066)

Net loss per BAC	$ (.24)	$ (.34)

* Includes gain on sale of Operating Partnerships of $50,282.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$ 4,672,658	$ (1,578,073)	$ 3,094,585

Distributions to Investors	(2,474,996)	-	(2,474,996)

Net income (loss)	(3,849,855)	(38,888)	(3,888,743)

Partners' capital (deficit), December 31, 2003	$ (1,652,193)	$ (1,616,961)	$(3,269,154)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2003	$(1,257,943)	$ (103,542)	$(1,361,485)

Distribution to Investors	-	-	-

Net income (loss)	(143,801)	(1,453)	(145,254)

Partners' capital (deficit) December 31, 2003	$(1,401,744)	$ (104,995)	$(1,506,739)

Series 9
Partners' capital (deficit) April 1, 2003	$(1,588,976)	$ (380,030)	$(1,969,006)

Distributions to Investors	(1,952,112)	-	(1,952,112)

Net income (loss)	(595,897)	(6,019)	(601,916)

Partners' capital (deficit) December 31, 2003	$(4,136,985)	$ (386,049)	$(4,523,034)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2003	$ (445,609)	$ (209,672)	$ (655,281)

Distributions to Investors	-	-	-

Net income (loss)	(380,418)	(3,843)	(384,261)

Partners' capital (deficit) December 31, 2003	$ (826,027)	$ (213,515)	$ (1,039,542)

Series 11
Partners' capital (deficit) April 1, 2003	$ 2,745,217	$ (189,124)	$ 2,556,093

Distributions to Investors	-	-	-

Net income (loss)	(782,980)	(7,909)	(790,889)

Partners' capital (deficit) December 31, 2003	$ 1,962,237	$ (197,033)	$ 1,765,204

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2003	$ 2,107,752	$ (238,565)	$ 1,869,187

Distributions to Investors	-	-	-

Net income (loss)	(640,407)	(6,469)	(646,876)

Partners' capital (deficit) December 31, 2003	$ 1,467,345	$ (245,034)	$ 1,222,311

Series 14
Partners' capital (deficit) April 1, 2003	$ 3,112,217	$ (457,140)	$ 2,655,077

Distributions to Investors	(522,884)	-	(522,884)

Net income (loss)	(1,306,352)	(13,195)	1,319,547)

Partners' capital (deficit) December 31, 2003	$ 1,282,981	$ (470,335)	$ 812,646

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$(3,888,743)	$(6,740,632)
Adjustments
Distributions from Operating Partnerships	56,194	18,963
Amortization	36,420	36,421
Share of Loss from Operating Partnerships	1,981,329	5,049,456
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,926,874	1,410,002
Decrease (Increase) in other assets	(109,221)	(16,193)

Net cash (used in) provided by operating activities	2,853	758,017

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	307,863
Proceeds from the sale of Operating Partnerships	238,000	1,000,000
Advances (made to) repaid from Operating Partnerships	-

Net cash (used in) provided by investing activities	238,000	1,307,863

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(2,474,996)	(866,106)

Net cash (used in) provided by financing activity	(2,474,996)	(866,106)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,234,143)	199,774

Cash and cash equivalents, beginning	3,633,932	1,132,906

Cash and cash equivalents, ending	$ 1,399,789	$ 1,332,680

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2003	2002
Cash flows from operating activities:

Net Loss	$ (145,254)	$ (184,924)
Adjustments
Distributions from Operating Partnerships	9,698	1,060
Amortization	-	-
Share of Loss from Operating Partnerships	55,153	100,580

Changes in assets and liabilities
(Decrease) Increase in accounts payable	190,937	87,008
Decrease (Increase) in other assets	(109,221)	(3,500)

Net cash (used in) provided by operating activities	1,313	224

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,313	224

Cash and cash equivalents, beginning	9,823	8,525

Cash and cash equivalents, ending	$ 11,136	$ 8,749

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2003	2002
Cash flows from operating activities:

Net Loss	$ (601,916)	$(1,038,883)
Adjustments
Distributions from Operating Partnerships	1,426	1,426
Amortization	652	652
Share of Loss from Operating Partnerships	178,360	863,073
Changes in assets and liabilities
(Decrease) Increase in accounts payable	388,737	134,737
Decrease (Increase) in other assets	-	4,195

Net cash (used in) provided by operating activities	(32,741)	(34,800)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	97,866
Proceeds from the sale of Operating Partnerships	187,718	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	187,718	97,866

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(1,952,112)	-

Net cash (used in) provided by financing activity	(1,952,112)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,797,135)	63,066

Cash and cash equivalents, beginning	2,030,872	215,236

Cash and cash equivalents, ending	$ 233,737	$ 278,302

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2003	2002
Cash flows from operating activities:

Net Loss	$ (384,261)	$(1,909,650)
Adjustments
Distributions from Operating Partnerships	21,439	1,000,379
Amortization	2,581	2,581
Share of Loss from Operating Partnerships	159,514	1,621,093
Changes in assets and liabilities
(Decrease) Increase in accounts payable	245,875	132,738
Decrease (Increase) in other assets	-	4,489

Net cash (used in) provided by operating activities	45,148	851,630

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	(3,987)
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(3,987)

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	(866,106)

Net cash (used in) provided by financing activity	-	(866,106)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,148	(18,463)

Cash and cash equivalents, beginning	121,830	47,305

Cash and cash equivalents, ending	$ 166,978	$ 28,842

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2003	2002
Cash flows from operating activities:

Net Loss	$ (790,889)	$ (790,390)
Adjustments
Distributions from Operating Partnerships	-	35
Amortization	1,308	1,308
Share of Loss from Operating Partnerships	525,632	529,455
Changes in assets and liabilities
(Decrease) Increase in accounts payable	244,259	244,260
Decrease (Increase) in other assets	-	(5,996)

Net cash (used in) provided by operating activities	(19,690)	(21,328)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	157,137
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	157,137

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,690)	135,809

Cash and cash equivalents, beginning	369,202	262,105

Cash and cash equivalents, ending	$ 349,512	$ 397,914

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2003	2002
Cash flows from operating activities:

Net Loss	$(646,876)	$(910,188)
Adjustments
Distributions from Operating Partnerships	8,729	7,310
Amortization	9,987	9,988
Share of Loss from Operating Partnerships	349,150	564,443
Changes in assets and liabilities
(Decrease) Increase in accounts payable	297,307	314,130
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	18,297	(14,317)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,297	(14,317)

Cash and cash equivalents, beginning	39,674	48,058

Cash and cash equivalents, ending	$ 57,971	$ 33,741

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2003	2002
Cash flows from operating activities:

Net Loss	$ (1,319,547)	$(1,906,597)
Adjustments
Distributions from Operating Partnerships	14,902	8,753
Amortization	21,892	21,892
Share of Loss from Operating Partnerships	713,520	1,370,812
Changes in assets and liabilities
(Decrease) Increase in accounts payable	559,759	497,129
Decrease (Increase) in other assets	-	(15,381)

Net cash (used in) provided by operating activities	(9,474)	(23,392)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	50,282	56,847
Proceeds from the sale of Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	50,282	56,847

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	(522,884)	-

Net cash (used in) provided by financing activity	(522,884)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(482,076)	33,455

Cash and cash equivalents, beginning	1,062,531	551,677

Cash and cash equivalents, ending	$ 580,455	$ 585,132

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2003 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2003, the
Partnership has accumulated unallocated acquisition amortization totaling
$424,913. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2003 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $7,611, $30,112, $15,262, $116,522, and
$255,406, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at December 31, 2003 and 2002 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003

(Unaudited)

The partnership management fee accrued for the quarters ended December 31, 2003 and 2002 are as follows:

	2003	2002
Series 7	$ 26,193	$ 26,193
Series 9	129,579	142,152
Series 10	82,371	88,878
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	186,585	189,135

	$ 601,965	$ 623,595

As of December 31, 2003, an affiliate of the general partner advanced a total of $510,940 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Below is a table that breaks down the total advances, by series as of December 31, 2003.

2003
Series 7	$270,772
Series 9	4,960
Series 12	62,550
Series 14	172,658

$510,940

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2003 and 2002 the Partnership had limited partnership interests in 303 and 304 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2003 and 2002 by series is as follows:

	2003	2002
Series 7	14	14
Series 9	53	53
Series 10	44	44
Series 11	40	40
Series 12	53	53
Series 14	99	100

	303	304

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2003 and 2002 by series are as follows:

	2003	2002
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	225,870

	$236,345	$259,803

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2003.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 7

	2003	2002

Revenues
Rental	$ 1,931,545	$ 1,785,003
Interest and other	158,578	188,938
	2,090,123	1,973,941

Expenses
Interest	647,110	718,838
Depreciation and amortization	504,300	548,713
Operating expenses	1,181,102	1,203,633
	2,332,512	2,471,184

NET LOSS	$ (242,398)	$ (497,243)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (55,153)	$ (100,580)

Net loss allocated to other partners	$ (2,424)	$ (4,972)

Net loss suspended	$ (184,812)	$ (391,691)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2003	2002

Revenues
Rental	$ 7,982,154	$ 8,400,629
Interest and other	394,597	351,380
	8,376,751	8,752,009

Expenses
Interest	2,147,633	2,375,337
Depreciation and amortization	2,625,198	2,959,999
Operating expenses	5,440,438	5,610,416
	10,213,269	10,945,752

NET LOSS	$(1,836,518)	$(2,193,743)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (366,078)	$ (863,073)

Net loss allocated to other partners	$ (18,365)	$ (21,937)

Net loss suspended	$(1,452,075)	$(1,308,733)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2003	2002

Revenues
Rental	$ 5,339,398	$ 5,676,924
Interest and other	242,597	270,489
	5,581,995	5,947,413

Expenses
Interest	1,334,891	1,432,444
Depreciation and amortization	1,621,983	1,678,247
Operating expenses	3,480,898	3,694,841
	6,437,773	6,805,532

NET LOSS	$ (855,778)	$ (858,119)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (159,514)	$(1,621,093)

Net loss allocated to other partners	$ (8,558)	$ (8,581)

Net loss suspended	$ (687,706)	$ (771,555)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2003	2002

Revenues
Rental	$ 5,014,339	$ 5,192,441
Interest and other	327,439	285,029
	5,341,778	5,477,470

Expenses
Interest	1,304,868	1,451,897
Depreciation and amortization	1,789,339	1,838,699
Operating expenses	3,367,549	3,622,169
	6,461,756	6,912,765

NET LOSS	$(1,119,978)	$(1,435,295)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (525,632)	$ (529,455)

Net loss allocated to other partners	$ (11,200)	$ (14,353)

Net loss suspended	$ (583,146)	$ (891,487)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2003	2002

Revenues
Rental	$ 5,868,195	$ 5,675,507
Interest and other	319,133	392,622
	6,187,328	6,068,129

Expenses
Interest	1,393,910	1,527,534
Depreciation and amortization	1,831,870	1,919,561
Operating expenses	4,033,401	3,943,840
	7,259,181	7,390,935

NET LOSS	$ (1,071,853)	$(1,322,806)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (349,150)	$ (564,443)

Net loss allocated to other partners	$ (10,719)	$ (13,228)

Net loss suspended	$ (711,984)	$ (745,135)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2003	2002

Revenues
Rental	$12,436,683	$ 12,218,665
Interest and other	390,192	658,721
	12,826,875	12,877,386

Expenses
Interest	2,897,047	3,406,465
Depreciation and amortization	3,772,587	3,924,738
Operating expenses	8,183,053	7,949,318
	14,852,687	15,280,521

NET LOSS	$(2,025,812)	$(2,403,135)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (763,802)	$(1,370,812)

Net loss allocated to other partners	$ (20,258)	$ (24,031)

Net loss suspended	$(1,241,752)	$(1,008,292)

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
December 31, 2003
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 2003 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of December 31, 2003 in the amount of $42,824. Of the balance, $15,674 represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income. The remaining other income represents fees collected on transfers of Limited Partner interest.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. Partnership management fees accrued during the quarter ended December 31, 2003 were $601,965. The breakout between series is: $26,193 in Series 7, $129,579 in Series 9, $82,371 in Series 10, $81,420 in Series 11, $95,817 in Series 12, and $186,585 in Series 14. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sales or refinancing proceeds from Operating Partnerships and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities.

The Partnership has recorded $630,217 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $303,090 in Series 7, $4,960 in Series 9, $0 in Series 10, $401 in Series 11, $149,108 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of December 31, 2003 the Partnership had $1,399,785 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties remaining, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	14	$ 11,136
9	41,574,018	4,178,029	05/04/90	53	233,737
10	24,288,997	2,428,925	08/24/90	44	166,976
11	24,735,002	2,489,599	12/27/90	40	349,514
12	29,710,003	2,972,795	04/30/91	53	57,971
14	55,728,997	5,574,290	01/27/92	100	580,451

	$186,398,017	18,679,738		304	$1,399,785

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7, Series 9, Series 10, Series 11, Series 12 and Series 14 as of December 31, 2003 are $11,136, $233,737, $166,976, $326,986, $46,566 and $378,039, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of December 31, 2003 and 2002 the Partnership held limited partnership interests in 303 and 304 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended December 31, 2003 and 2002 were $495,450 and $271,709, respectively.

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

(Series 7) As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at December 31, 2003.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $242,389. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $261,911. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Metropole Apartments Associates, L.P. (Metropole Apartments) has undergone several capital improvements over the last year, including carpet replacement in all the common areas and new interior lighting in the hallways. These actions have resulted in stabilized high occupancy at the property. The residential section of the property has now achieved an occupancy rate of 99% through the fourth quarter of 2003 and rent collections are strong. On May 8, 2003, the Investment General Partner received notice from the lender that property taxes have not been paid for the tax years 2001 and 2002. The total amount delinquent was $109,225.71. The lender gave a 60-day cure period in which to bring taxes current. The outstanding taxes were paid on July 9, 2003.

The Investment General Partner advanced the funds to the Operating Partnership to cure the delinquent taxes under a note that bears interest at prime + 1% and has a term of one year, renewable upon mutual agreement of the lender and borrower.

(Series 9) As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.7%. The series had a total of 53 properties at December 31, 2003. Out of the total, 51 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,836,518. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $788,680. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships and a reduction in the partnership management fee expense reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting and a gain recorded on the sale of one of the Operating Partnerships. The partnership management fee expense reduction was the result of the removal of the portion of the exepense attributed to the Operating Partnership, California Investors V (Somerset Apartments), which was sold in the prior fiscal year.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively. The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $2,170,401 and $581,359, respectively. This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner was holding a portion of the total sale proceeds until the Operating Partnership entity was dissolved. The hold back was paid to the Investment Partnerships in July 2003. Of the proceeds received, $1,952,113 and $522,877, respectively, was returned to the investors in Series 9 and Series 14 in September 2003. This amounted to a per BAC distribution of .467 and .093 for Series 9 and 14, respectively. The remaining total of $110,000 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors was distributed based on the number of BACs held by each investor. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property. Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed. The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP. Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals. As all of the sale proceeds have been distributed future special disclosure on this partnership will no longer be provided.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The final amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 Was received in December 2003.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. Average occupancy for the fourth quarter of 2003 was 81.6% resulting in overall average occupancy for the year of 87%. The occupancy fluctuations have resulted in operations remaining below breakeven due to high operating expenses. The high operating expenses at the property are tied to an increase in advertising, unit turnover and higher utility cost. The management company has increased advertising in an effort to maintain high occupancy. Turnover at the property has been approximately 16% during 2003, resulting in an increase in maintenance expense. Utility costs have risen about 40% higher than the budget for the 2002-03 heating season. Madison Gas & Electric is projecting another 35-40% increase for the 2003-2004 winter over the average cost of the past heating season. Due to the strong competition from other properties, the property is unable to raise rents to cover the additional operating costs. Consequently, the Operating General Partner is examining alternatives to reduce utility usage and implement energy saving measures. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

Glennwood Hotel Investors (Glennwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The average occupancy during the fourth quarter of 2003 was 60.18%, with an overall year-to-date average occupancy of 62.5%. Because of the high vacancy rate, the property will not achieve breakeven operations in 2003. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. Average occupancy was 82.29% in 2002. Through the fourth quarter of 2003, the property's average occupancy increased to 85.9%. The property experienced a drop in occupancy earlier in 2003 while the manager was evicting problem tenants. The on-site manager has increased advertising to attract new residents to the property. Though Hurricane Isabel caused minor exterior damage of to the property (some gutters fell off, several trees blew over, and minor siding damage), no resident units were affected. An insurance claim has been filed by management to pay for the exterior repairs. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to increase occupancy.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated at a deficit in 2003 due to the property's high vacancy rate. The average occupancy for 2003 was 72%. Occupancy as of December 31, 2003 was 81%. Low occupancy has been impacted by the property's image, lack of qualified tenants, increased competition, and units not being rent ready.  The new management company, which took over at the beginning of 2001, has been working with local civic organizations in an effort to change the image of the property and has been working to evict the problem tenants.  The management company has also been advertising in local newspapers and contacting churches and local senior organizations in an effort to increase occupancy. Currently, the property has four vacant units that are not rent ready. To obtain the funds necessary to get the vacant units rent ready, management is petitioning RD to use money from the replacement reserve. Boston Capital will continue to monitor this property on a monthly basis.

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

(Series 10) As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at December 31, 2003, Out of the total, 43 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $855,778. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $766,206. This is an interim period estimate; it is not necessarily indicative of the final year end results.

A loss on the sale of one of the Operating Partnerships was reported in the prior year. As this was a one time event, the net loss per BAC decreased for the current year.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2002 despite strong occupancy. Due to the operating deficit the auditor issued a "going concern" opinion in the 2002 audit. The property is operating below breakeven through the fourth quarter of 2003 due to high operating expenses, specifically administration, maintenance, and utilities. Occupancy averaged 93% for the fourth quarter of 2003. The Investment General Partner is following up with the Operating General Partner on a plan to reduce operating expenses. This property will continue to be monitored on a monthly basis until it is able to increase occupancy, reduce operating expenses, and generate cash.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, 2001, and 2002. Average physical occupancy in 2003 was 73%.

As of December 31, 2002, the physical occupancy was 69%. Through December 31, 2003 physical occupancy has been stable at 72%. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projects that approximately $110,000 is needed to make necessary deferred maintenance repairs. The Operating General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded.

In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. This amount was added to the mortgage as additional debt creating higher monthly payments. Because the Partnership is unable to support the higher debt payments, the mortgage payments are delinquent and the loan is in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and Rural Development submitted the Partnership to the State Attorneys General office to begin foreclosure proceedings. The Operating General Partner does not expect that Rural Development will foreclose on this partnership prior to the end of the compliance period, which is December 31, 2004.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. Occupancy averaged 92% in 2002 and increased to 100% through the fourth quarter of 2003.

Despite the improvement in occupancy, the property still suffers from deferred maintenance. To make the necessary repairs, the management company has estimated that approximately $80,000 is needed. The Operating General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded.

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

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during all of 2002 and during the first quarter of 2003.  The operating deficits resulted from a high vacancy rate at the property, which averaged 67% during 2002 and 65% for the first half of 2003.  The occupancy issue stemmed from tenants opting to relocate to nearby nursing homes and increased competition in the community. The property was severely damaged in a tornado during May 2003 and is presently uninhabitable. The Operating General Partner is currently rebuilding 12 of the 20 units. The Operating General Partner is currently advancing funds to pay the debt service and taxes. The Operating Partnership has business income insurance, which will cover loss of income while the property is not in operation. There were no injuries during the tornado, and all of the tenants who wished to be relocated were moved to another tax credit property in the area. The property's mortgage, taxes and insurance are all current. The Investment General Partner is monitoring the construction progress.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 88.65%, and high debt service. In 2003, low occupancy continued to be an issue, averaging 76%. In general, occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service. A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations. The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 83.59%, and high debt service. In 2003, low occupancy continued to be an issue, averaging 82.5%. In general, occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service. A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations. The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Washington Heights Apartments IV is a 24-unit complex located in Bismarck, North Dakota. The average occupancy through the fourth quarter of 2003 was reported as 85%, up from the 2002 year-end average of 79.17%. Occupancy during the first quarter of 2003 was at 97.22% and gradually declined each quarter throughout the year. Increase in new home sales and additional multifamily developments attributed to the decline in occupancy during 2003. To offset the downturn in occupancy, concessions were being offered and rents had been lowered on the two bedroom units. Despite the increase in occupancy in the third quarter, fourth quarter activity remained flat. The Operating General Partner continues to fund the development as needed. Taxes and payables are kept current.

(Series 11) As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at December 31, 2003.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,119,978. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $669,361. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

The Investment General Partner has initiated the process of selling the properties. The Operating General Partner has become uncooperative in soliciting offers to purchase the Limited Partner's interest. On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements. The Operating General Partner did not and to date has not cured the violations. Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents. The mortgagor is in the process of reviewing the requested removal. There can be no assurances that the mortgagor will grant such approval of the change in Operating General Partner. Upon the approval of the mortgagor, an interim Operating General Partner, which is an affiliate of the Investment General Partner, will assume the Operating General Partner role until a buyer of the properties can be located. The Investment General Partners will continue to monitor the situation and actively seek a resolution to the matter.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single resident occupancy development with project-based Section 8 rental assistance for all the units. The property operated below break-even for 2002 due to low occupancy primarily resulting from unsatisfactory property management. It had an average occupancy of 76% and negative cash flow in the amount of ($52,369). On June 1, 2003 the Operating General Partner replaced the management company. By December 31, 2003, the occupancy was at 95%, though property still operated at a deficit. This is due to repairs for fire damage that was not fully covered by insurance and the correction of deferred maintenance items. Management is looking into withdrawing funds from the reserve account to cover these expenditures. The Investment Limited Partner will continue monitoring the property's improving performance. The mortgage, taxes, and insurance are current. There are no substantial account payables.. The Operating General Partner guarantee is unlimited in time and amount.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 88.65%, and high debt service. In 2003, low occupancy continued to be an issue, averaging 76%. In general, occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service. A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations. The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Franklin School Associates (Franklin School Apartments) finished the year with a loss of roughly $20,000, which was funded by the Investment General Partner. The Operating Partnership closed a $300,000 low interest loan during the fourth quarter from the Montana Department of Commerce Board of Housing for capital improvements to the property. All of the rehabilitation work has been completed. The most significant component of the rehabilitation was the replacement of all 294 windows at the property. Additional work has also been completed including masonry repairs, replacement of fire doors and replacement of entry doors. Interior conditions were also improved with common area painting and carpet replacement. The repairs were initially funded with advances from the Investment General Partner. The advances were repaid in October 2003 with the proceeds from the loan closing. Physical occupancy for the year ending December 31 was 85% with an economic occupancy of 88%. The lower occupancy levels in the fourth quarter resulted from an apparent lack of effort by the property manager, who had given notice in October citing the difficulty of working with the local Section 8 administrator. As of January 5, 2004, the property manager had been replaced with the expectation that a more hands on approach at the property will result in higher occupancy levels and lower turnover. The mortgage, taxes and insurance are all current.

London Arms/Lynn Mar Limited (London Arms Apartments) was not able to operate above breakeven in 2002 due to high operating expenses. The property is located in Miami, Florida where there is an increased cost of living. Occupancy in 2002 averaged 91.19%, and operations to date in 2003 show occupancy increasing to an average of 99.43%. Operating expenses are significantly reduced from the prior years level, particularly maintenance and administrative expenses. To date, the property is operating slightly below breakeven. The Investment General Partner will continue to monitor operating expenses until the property has stabilized.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado, Missouri, operated below breakeven during 2002 and through the fourth quarter of 2003. The operating deficits resulted from the high vacancy rate at this property. During 2002 a new property with more amenities was built in the area, and the new property has attracted some of the tenants. The average occupancy for the 2002 was 66%.  Since May of 2003 occupancy at the partnership has remained above 90%. The improving occupancy is due to tornado damage to a nearby property that relocated tenants to El Dorado Springs. The average occupancy for the fourth quarter 2003 is 94.5%. The property's mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 83.59%, and high debt service. In 2003, low occupancy continued to be an issue, averaging 82.5%. In general, occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service. A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations. The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

South Fork Heights, Limited (South Fork Heights Apartments) located in South Fork, Colorado is a 48-unit, Rural Development-financed, family development. The property suffers from low occupancy and high turnover due to its location in a small tourist town in the mountains. South Fork has a population of approximately 700 and is heavily dependent on the nearby ski resorts and therefore, has a high level of transience. In addition, a forest fire in 2002, followed by the closing of two major employers that provided jobs for middle to low-income individuals, has severely damaged the local economy. This has resulted in high unemployment, as well as a lack of qualified tenants. Occupancy averaged 70% in 2003. Despite low occupancy, the property generated cash flow of $6,800 in 2002 due to an agreement with Rural Development to suspend required replacement reserve deposits during the year. If this agreement had not been in place, the property would have expended cash of $7,471. The Operating Partnership generated cash of $5,592 in 2003. The Operating General Partner's guarantee expired in 1996. Management has increased advertising and continues to work with the local social service organizations for referrals.

Nevada Manor, Limited Partnership (Nevada Manor) located in Nevada, Missouri, operated below breakeven during 2002 and 2003.  The operating deficits result from the high vacancy rate at this property. The average occupancy for 2002 was 78%. The average occupancy for 2003 was 86% and it has continued to increase to 100% as of December 2003. Turnover is high at this family property, creating greater vacancy loss. Management has refined the tenant selection criteria to try to gain residents who will stay for longer periods of time. Management indicates that traffic is high at the property. With the amount of interest the property continues to generate, management estimates average occupancy for 2003 to be around 90%.  The property's mortgage, taxes and insurance are all current.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS. This Partnership had historically suffered from low occupancy and operating cash deficits. The average occupancy for 2002 was 72%. However, through the fourth quarter of 2003 occupancy has improved to 87%. During 2002, two affordable housing residences opened in Arkansas City, which added over 100 new apartments to the housing market. The management company is offering move-in specials for prospective tenants and has advertised in the newspapers and on local television. Additionally, the management company is repainting the interior common areas and exterior trim of the building to enhance the physical condition and appearance of the property. Unaudited year end financial statements indicate that the property will breakeven in 2003. The mortgage, real estate taxes and insurance are current.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2002. Average occupancy through the fourth quarter of 2003 has remained at 89%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Operating Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Partnership retained a law firm that specializes in tax matters to assist with the second submission. If approved, real estate taxes will decrease by $44,000 annually. The property has successfully reduced its operating expenses, which has improved cash flow. The Investment General Partner inspected this property in September of 2003 and found it to be in excellent physical condition. The Operating General Partners continue to advance funds to cover deficits.

(Series 12) As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at December 31, 2003. Out of the total, 52 were at 100% qualified occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $1,071,853. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $760,017. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt. The property has a history of high occupancy. However, high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven. Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. The lender and Investment General Partner are in the process of finalizing the refinance of the first mortgage which should be completed by second quarter 2004. This should stabilize the economic condition of the property. The Operating General Partner is actively seeking to transfer its General Partner interest in the property. The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on an ongoing basis.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 88.65%, and high debt service. In 2003, low occupancy continued to be an issue, averaging 76%. In general, occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service. A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations. The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. During 2002, the property operated below breakeven primarily due to low occupancy, which averaged 83.59%, and high debt service. In 2003, low occupancy continued to be an issue, averaging 82.5%. In general, occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. The Operating General Partner and the management company are actively monitoring all marketing activity. Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital is insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service. A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations. The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2002. Average occupancy through the fourth quarter of 2003 has remained at 89%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Operating Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Partnership retained a law firm that specializes in tax matters to assist with the second submission. If approved, real estate taxes will decrease by $44,000 annually. The property has successfully reduced its operating expenses, which has improved cash flow. The Investment General Partner inspected this property in September of 2003 and found it to be in excellent physical condition. The Operating General Partners continue to advance funds to cover deficits.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. Due to lack of state funding, The Housing Authority of Eufala has declared that it will not be issuing additional Section 8 vouchers despite the large demand. Lakeridge Apartments has suffered greatly from these conditions and reported an average occupancy of 64% through the fourth quarter 2003. The property carries a long waiting list of applicants that have applied for Section 8 vouchers. Without vouchers, the applicants cannot afford the below market rent. The management company has been able to sustain operating expenses within an acceptable level while maintaining an attractive curb appeal.

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia, operated below breakeven during 2002 and through the fourth quarter of 2003 due to low occupancy levels and high operating expenses. The average occupancy for the fourth quarter 2003 was 76%. Capital improvements, which include new appliances, new front doors, and repaving of the parking area, are planned for the property. The improvements are anticipated to have a positive impact on occupancy, as the property will be more inviting. The Investment General Partner will monitor this deal on a monthly basis until it is able to increase occupancy, reduce expenses, and generate cash.

Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA. Occupancy for 2003 has averaged 95%. Occupancy as of December 31, 2003 was 100%. For 2003 the property operated above breakeven. The property was awarded a rent increase effective January 1, 2003. However, the property's ability to generate cash has been affected by the fact that the property has not been receiving Rental assistance payments from RD since December 2002 due to a data entry error. This is causing the property to have rapidly increasing payables. To fund the operating deficits for 2003, management has temporarily waived its management fee, and has not allocated funds to the replacement reserve. Management has been working to resolve the issue (by contacting state representatives, arranging in person meetings with RD, etc) and expects to have this issue resolved. For 2003 management expects to receive $129,000 in past due rental assistance. To ensure the property continues to breakeven the Investment General Partner will continue monitoring this property until the rental assistance payments are received on a regular basis and the property has reduced payables.

Woodside Apartments (Woodside Apartments) is a 32 unit property located in Grove City, Pennsylvania. There were a number of problems at the property in 2002 including unruly tenants, which resulted in a number of move outs. Management took action towards the end of the year and began evicting a number of tenants. Maintenance expense has increased as a result of these ongoing evictions. The site manager has been terminated and has since been replaced as of yet. The property is currently in a transitional phase led by the regional manager. The regional manager and site manager will continue to make efforts to increase the occupancy, while maintaining appropriate standards for accepting new tenants. Also, there has been an increase in the insurance expense of $330 per unit in 2003, and it is expected that there will be a $500 per unit increase in 2004. Management does not expect the property to operate above breakeven in the short term; however the steps being made will have a long term positive impact on the property. Occupancy continued to struggle in 2003 due to continued evictions, averaging 80% through the fourth quarter. Occupancy in December 2003 reached 91%, a substantial increase from 75% in January 2003.

(Series 14) As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 100 properties at December 31, 2003. Out of the total, 98 were at 100% Qualified Occupancy.

For the nine months being reported the series reflects a net loss from the Operating Partnerships of $2,025,812. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,746,775. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships. The reduction in the Operating Partnership loss is mainly a result of an increase in losses suspended due to limitations of the equity method of accounting.

California Investors V (Somerset Apartments) is a 156-unit property located in Antioch, CA in which Series 9 and Series 14 invested $3,920,000 and $1,050,000, respectively. The property was sold in the fourth quarter of 2002 for proceeds to Series 9 and Series 14 of $2,170,401 and $581,359, respectively. This amounted to approximately 50.58% of the original equity investment made by each Series in the Operating Partnership. The Operating General Partner was holding a portion of the total sale proceeds until the Operating Partnership entity was dissolved. The hold back was paid to the Investment Partnerships in July 2003. Of the proceeds received, $1,952,113 and $522,877, respectively, was returned to the investors in Series 9 and Series 14 in September 2003. The total returned to the investors was distributed based on the number of BACs held by each investor. This amounted to a per BAC distribution of .467 and .093 for Series 9 and 14, respectively. The remaining total of $110,000 was paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $100,000 represents a fee for overseeing and managing the disposition of the property. Prior to the sale of the Operating Partnership it reimbursed the Investment Partnerships approximately $368,000 in reporting fees that it owed. The Investment Partnerships in turn used the money to pay a portion of the accrued Asset Management Fees owed to BCAMLP. Consequently, the Investment Partnerships are not withholding a portion of the sale proceeds to make a payment toward the outstanding Asset Management Fee accruals. As all of the sale proceeds have been distributed future special disclosure on this partnership will no longer be provided.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The final amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

One Northridge, LTD., in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property continues to experience problems with high payables, low occupancy, and deferred maintenance. Currently the balance sheet reflects outstanding payables at $125,897. Morale is weak with the staff battling unpaid vendors and lack of leadership. The GP has disposed of all his other multi family assets. The GP is attempting to supervise the daily operation. The site staff reports that they have little to no communication with the GP.

The general condition of the asset, lack of marketing efforts, and the turnover of the site managers have been contributing factors to the low occupancy. The staff turned over for the third time this past quarter with a new manager, assistant manager and maintenance staff. Lease percentages increased from 66% during the first quarter of 2003 to 85% for the second quarter. However, third quarter leasing activity dropped to 75% and has continued the decline to 60% for the fourth quarter.

Expenses have continued to rise with turn cost where as the income has decreased due to market conditions and concessions. The rental concessions offered have prevented the income from increasing significantly. The site has experienced city code violations throughout 2003.

The GP stated he is attempting to recreate first year files in anticipation of a potential sale. He continues a discussion of a potential sale with a group that purchased the property adjacent to the One Northridge asset.

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. The property has historically suffered from low occupancy and consequently negative cash flow. In 2002, the Operating General Partner was able to secure an additional 5 units of rental assistance for this property from Rural Development. This increased occupancy in 2002, however, in 2003 occupancy has declined each quarter, ending at 74% for the fourth quarter. The recent decline is due to evictions for non-payment. Management is advertising in the local newspapers and diligently reviewing all new applicants. They are confident that occupancy will increase during the first quarter of 2004.

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

The property operated with an average occupancy of 90% for the year 2002. The occupancy has increased to an average of 95% through the fourth quarter of 2003. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2003.

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

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property operated below breakeven during 2002 and through the fourth quarter of 2003. Average occupancy was 86.67% in 2002 and 89.6% through the fourth quarter of 2003. Management enacted a rental increase in March 2003, which helped the property generate more rental income than was originally budgeted for 2003. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy and generate strong cash flow.

The Operating General Partner of Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its General interest which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2006. The proceeds to the Investment Partnership are $14,318.

Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. The key issues affecting the properties operations are rent levels and decreased occupancy. In 2003, there was a rent increase of $13 per unit. Management is looking into the possibility of increasing rents more significantly so that the property can improve its Debt Coverage Ratio. However, occupancy in 2003 averaged 86%, a substantial decrease from the previous year. Due to the decrease in occupancy and an increase in operating expenses, the property is operating below breakeven. The site manager recently retired from this property mid year. Prior to the manager's retirement, lease-up activity became lax and the property's occupancy struggled as a result. The site's occupancy also continues to struggle against the competition in the area. There are a number of HUD properties in the area that offer lower rent. A new site manager has since taken over at the property and is working diligently on returning occupancy to a level that will allow the property to breakeven. The Investment General Partner will continue to monitor operations at this property.

Zinmaster LP completed its compliance period on December 31, 2002. An analysis of the property indicated that its continued operations would not support its long term liabilities, including its mortgage. As a result, the Investment General Partner felt it was in the best interest of the Investment Partnership to negotiate a transfer of its limited partner interest in the Operating Partnership to the Operating General Partner. As part of the negotiation a Residual Receipt Note was executed that will remain in effect through December 31, 2007. Under the terms of the note, any sales or refinance proceeds received through December 31, 2007 will be distributed to the Investment Partnership under the terms of the Amended and Restated Agreement of Limited Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: February 20, 2004	By:	/s/ John P. Manning

John P. Manning