Form 10-K
period 2004-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2004-07-14
CIK 853566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ACT)

YES	☐	NO	☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:

Form 10-K Parts	Document
Parts I, III	October 25, 1989 Prospectus, as supplemented
Parts II, IV

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2004

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

Description of Business

The Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which owns or leases and operates an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Partnership invested owns Apartment Complexes that are completed, newly constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.

Each Apartment Complex has qualified for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain of the Apartment Complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 67 to 92 of the Prospectus, as supplemented, under the caption “Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2004, the Partnership had invested in a total of 301 Operating Partnerships; 14 Operating Partnerships on behalf of Series 7, 53 Operating Partnerships on behalf of Series 9, 44 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 53 Operating Partnerships on behalf of Series 12, and 97 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2. Properties

The Partnership has acquired a Limited Partnership Interest in each of the 301 Operating Partnerships in 6 series identified in the table set forth below.  In each instance the Apartment Complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF March 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

The Bowditch School Lodging House	Jamaica Plain, MA	50	$1,572,255	12/89	12/89	100%	$606,390

Briarwood Apartments	Cameron, MO	24	613,028	12/89	12/89	100%	157,254

Buckner Properties	Buckner, MO	24	609,747	12/89	3/89	100%	146,287

Creekside Apartments	Vandergrift, PA	30	1,072,069	6/89	9/89	100%	247,790

Deer Hill II Apartments	Huntersville,NC	40	1,456,137	2/90	5/89	100%	333,370

Hillandale Commons	Lithonia, GA	132	4,535,581	12/89	1/90	100%	1,138,907

Leo A. Meyer Senior Citizen Housing	King City, CA	44	1,658,088	6/90	11/89	100%	893,708

Lebanon Properties II	Lebanon, MO	24	564,692	12/89	7/89	100%	136,440

Oak Grove Estates	Oak Grove, MO	20	476,205	12/89	9/89	100%	113,188

Oakview Apartments	Delta, OH	38	1,107,569	12/89	10/89	100%	258,264

Metropole Apartments	Miami Beach, FL	42	1,985,738	12/89	12/89	100%	694,581

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Rosenberg Apartments	Santa Rosa,CA	77	$1,721,306	2/90	1/92	100%	$1,943,360

Westwood Square Apartments	Moore Head City, NC	36	1,388,612	7/90	7/90	100%	117,286

Winfield Properties II	Winfield, MO	24	600,535	12/89	5/89	100%	142,525

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF March 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Azalea Village Apartments	Crawford, GA	24	$630,793	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,164,367	4/90	5/90	91%	290,403

Bent Creek Apartments II	Crest View, FL	24	697,892	6/90	5/90	100%	164,534

Big Lake Seniors	Big Lake, TX	20	547,656	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	509,980	12/93	9/94	100%	98,561

Breezewood Village Phase I	Kissimmee, FL	86	2,739,530	4/90	4/90	100%	831,650

Breezewood Village II	Kissimmee, FL	42	1,408,019	5/90	5/90	100%	416,268

Cambridge Manor	Madison, FL	36	1,114,759	4/90	1/90	100%	268,523

Corinth Senior Housing	Corinth, NY	40	1,465,449	4/90	2/90	100%	384,000

Cotton Mill Apartments	Stuart, VA	40	1,446,386	10/92	7/93	100%	271,351

Country Hill Apts.	Cedar Rapids, IA	166	4,253,237	4/90	6/90	100%	3,471,607

Country Lane Apts.	Blakely, GA	32	1,036,787	5/90	5/90	100%	211,916

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Fawn River Apartments	Sturgis, MI	100	$3,643,683	10/90	10/90	100%	$971,446

Garden Lake Apartments	Immokalee, FL	65	2,161,390	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	666,877	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,470,557	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,469,575	6/90	8/90	100%	276,203

Greenwich Senior Housing	Greenwich, NY	36	1,458,640	4/90	2/90	100%	340,000

Grifton Manor Apts.	Grifton, NC	40	1,221,131	9/93	2/94	100%	261,645

Hacienda Villa Apartments	Firebaugh, CA	120	3,608,759	4/90	1/90	100%	1,343,294

Haines City Apartments	Haines City, FL	46	1,419,747	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	922,366	10/92	9/92	96%	193,830

Hill St. Commons	South Paris, ME	25	1,463,185	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,369,390	3/90	6/90	100%	313,200

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Le Grand Apts.	Le Grand, CA	34	$1,705,634	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,458,541	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,459,960	5/90	3/90	100%	321,908

Maywood Apartments	Corning, CA	40	1,472,922	3/90	7/90	100%	365,280

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,791,747	9/90	10/90	100%	1,116,284

Mill Pond Apartments	Brooklyn, MI	36	1,091,710	5/90	5/90	100%	250,175

Pinewoods Apartments	Springfield, IL	168	4,068,100	6/90	6/91	100%	1,258,700

Pine Ridge Place	Polkton, NC	16	627,285	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	608,350	12/93	7/93	100%	144,839

Port Crossing	Portage, IN	160	3,546,365	3/90	4/90	100%	2,733,580

Putney Meadows Apts	Putney, VT	28	1,405,186	12/92	5/93	100%	374,495

Quail Hollow Apartments	Homerville, GA	54	1,445,342	5/90	1/90	100%	363,353

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Quail Hollow II	Raleigh, NC	36	$1,431,848	7/90	9/90	100%	$313,521

Rainbow Gardens Apartments	Dunnellon, FL	36	1,192,976	12/92	6/93	100%	236,763

Raitt Street Apts.	Santa Ana, CA	6	834,251	5/93	8/93	100%	416,200

School St. Apts. II	Marshall, WI	24	638,001	6/93	6/93	100%	652,967

Scottsville Hollow	Scottsville, NY	36	1,406,065	5/90	5/90	100%	304,060

St. Paul’s Apartments	St. Paul, NC	32	1,246,356	5/90	9/90	100%	263,165

Surry Village II	Surry, VA	24	828,196	5/90	1/90	100%	157,002

Tappahannock Greens Apts.	Tappahannock, VA	40	1,480,029	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,450,623	9/90	11/90	100%	300,033

The Warren St. Lodging House	Boston, MA	19	721,934	3/90	5/90	100%	460,900

Twin Oaks Apartments	Raeford, NC	28	1,119,425	5/90	5/90	100%	275,894

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Ventura Village	Hernando, FL	53	$1,463,448	6/90	7/90	100%	$473,300

Village Oaks Apartments II	Live Oak, FL	24	720,709	6/90	2/90	100%	164,291

Warrensburg Estates	Warrensburg, MO	32	779,621	4/90	4/90	100%	181,849

Westside Apartments	Providence, RI	40	2,277,584	6/90	12/90	100%	1,777,738

Westwood Square Apartments	Moorehead City, NC	36	1,388,612	7/90	7/90	100%	195,391

Wilmington Housing	Wilmington, NY	24	1,035,954	8/90	8/90	100%	237,279

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF March 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Athens Park Apartments	Athens, AL	48	$1,317,692	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	723,310	8/89	11/90	100%	168,234

Baytree Apartments	Richlands, NC	24	943,843	11/88	7/90	100%	210,999

Benchmark Apartments	China Grove, NC	24	1,096,132	11/88	7/90	100%	223,328

Berkshire Apartments II	Wichita, KS	66	1,671,226	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	940,820	11/90	10/90	100%	205,470

Briarwood Apartments	Middleburg, FL	52	1,459,811	8/90	8/90	100%	509,251

Butler Manor Apartments	Morgantown, KY	16	494,764	12/90	2/91	100%	119,952

Campbell Creek Apartments	Dallas, GA	80	1,480,551	12/91	10/90	100%	735,000

Candlewick Place	Monroeville, AL	40	1,234,940	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	760,607	5/93	5/93	100%	180,800

Charlton Court Apartments	Folkston, GA	40	1,180,752	12/92	1/93	100%	263,520

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Chuckatuck Square	Suffolk VA	42	$1,441,053	11/90	2/90	100%	$320,900

Cloverleaf Apartments	Bishopville, SC	24	841,546	11/90	4/90	100%	153,900

Cloverleaf Apts., Phase II	Bishopville, SC	24	860,456	11/90	4/90	100%	160,761

Connellsville Heritage Apts.	Connellsville, PA	36	1,345,770	11/90	3/90	100%	325,460

Freedom Apartments	Ford City, PA	28	1,034,608	11/90	9/90	100%	262,791

Hartway Apts.	Munfordville, KY	32	899,205	7/90	6/90	100%	239,041

Hilltop Terrace	Kingsland, GA	54	1,465,880	8/90	7/90	100%	455,851

Ironton Estates	Ironton, MO	24	610,828	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	975,011	11/92	12/92	100%	192,347

Longview Apartments	Maysville, NC	24	859,501	11/88	8/90	100%	195,837

Maidu Village	Roseville, CA	81	1,815,399	3/91	12/91	100%	470,000

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Mann Estates	Indianapolis, IN	132	$3,109,219	7/90	10/90	100%	$1,980,000

Meadowbrook Lane Apartments	Americus, GA	50	1,453,787	9/90	3/90	100%	336,264

Melrose Lane Apartments	Great Falls, SC	24	870,495	11/90	10/90	100%	203,645

Mercer Manor	Mercer, PA	26	895,133	11/90	8/90	96%	220,450

Pecan Village Apartments	Ellaville, GA	30	774,107	7/90	2/90	100%	221,856

Piedmont Hills	Forsyth, GA	50	1,436,454	7/90	9/90	100%	439,958

Pine View Apartments	Perry, FL	29	946,381	9/90	12/90	100%	277,405

Pines by the Creek Apts.	Newnan, GA	96	1,938,207	12/90	10/90	100%	890,000

Pine Grove Apts.	Ackerman, MS	24	539,679	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	964,979	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	662,825	7/90	7/90	100%	147,480

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Springwood Park Apartments	Durham, NC	100	$2,755,588	3/91	5/91	100%	$1,000,000

Stockton Estates	Stockton, MO	20	506,611	2/93	1/93	100%	120,352

Stratford Square Apartments	Brundidge, AL	24	740,529	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,459,113	11/92	3/93	100%	246,230

Summerwood Apartments	West Des Moines, IA	86	2,135,202	7/90	7/90	100%	2,015,183

Sunmark Apartments	Morgantown, KY	24	757,605	8/90	12/90	100%	176,669

Village Commons	Lawton, MI	58	1,518,333	11/90	6/90	100%	323,665

Washington Heights Apartments, IV	Bismarck, ND	24	462,507	11/90	7/90	100%	381,010

Woods Hollow Apartments	Centreville, MI	24	663,611	11/90	2/90	100%	132,700

Woodside Apartments	Lisbon, ME	28	1,459,920	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF March 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Academy Hill Apartments	Ahoskie, NC	40	$1,356,344	2/91	2/91	100%	$319,224

Aspen Square Apartments	Tazewell, VA	60	1,808,163	11/90	11/90	100%	356,495

Bridgeview Apartments	Emlenton, PA	36	1,341,638	12/90	12/89	100%	327,257

Buckeye Senior Apartments	Buckeye, AZ	41	1,319,815	12/90	8/90	100%	311,480

Campbell Creek Apartments	Dallas, GA	80	1,480,551	12/90	10/90	100%	142,000

Cambridge Manor Apartments	Macon, MS	47	1,592,356	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	941,156	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,157,718	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	157,109	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	3,947,031	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	571,955	11/90	9/90	100%	133,790

Eldon Est. II	Eldon, MO	24	572,689	12/90	11/90	100%	131,340

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Eldon Manor	Eldon, MO	24	$551,214	12/90	11/90	100%	$241,980

Elmwood Manor Apartments	Eutaw, AL	47	1,598,036	5/93	12/93	100%	333,440

Fairridge Lane Apartments	Denmark, SC	24	805,809	11/90	6/90	100%	209,326

Fairridge Village Apartments	Denmark, SC	24	758,700	11/90	6/90	100%	186,381

Farmerville Square Apts.	Farmerville, LA	32	954,556	1/91	4/91	100%	212,280

Forest Glade Apartments	Wauchula, FL	50	1,461,434	12/90	12/90	100%	420,565

Franklin School	Great Falls, MT	40	1,194,369	10/90	12/91	100%	1,453,270

Hilltop Apts.	Los Lunas, NM	40	1,397,081	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	886,652	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	904,049	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,546,978	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	912,706	12/90	12/90	100%	198,460

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Lakewood Village Apartments	Lake Providence, LA	32	$940,664	1/91	5/91	100%	$223,827

Licking Apartments	Licking, MO	16	400,388	11/91	3/92	100%	90,436

London Arms	Miami Beach, FL	58	2,674,257	12/90	12/90	100%	937,961

Maidu Village	Roseville, CA	81	1,815,399	3/91	12/91	100%	530,000

Nevada Manor	Nevada, MO	24	637,797	11/90	10/90	100%	143,270

Oatka Meadows	Warsaw, NY	24	905,226	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,213,977	12/90	12/90	100%	522,999

Pines by the Creek Apartments	Newnan, GA	96	1,938,207	12/90	10/90	100%	245,000

Sandy Pines Manor	Punta Gorda, FL	44	1,460,128	12/90	7/90	100%	399,977

Sierra Springs Apartments	Tazewell, VA	36	1,158,670	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,451,690	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	770,640	12/90	9/90	100%	206,888

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Walnut Village Apartments	Manning, SC	24	$826,659	11/90	11/90	100%	$183,244

Washington Manor Apartments	Washington, LA	32	943,379	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,368,015	1/91	4/91	100%	329,130

Windsor Apts.	Metter, GA	53	1,442,427	12/92	5/93	100%	248,207

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF March 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Bowman Village Apartments	Bowman, GA	24	$655,843	6/91	10/91	100%	$139,879

Brandywood Apartments	Oak Creek, WI	54	1,655,220	12/91	9/91	100%	1,532,506

Brentwood Manor Apartments	Clarkson, KY	24	732,315	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,205,582	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	537,358	6/91	7/91	100%	458,800

Bucksport Park Apartments	Bucksport, ME	24	1,351,146	6/91	8/91	100%	334,600

Campbell Creek Apartments	Dallas, GA	80	1,480,551	3/91	10/90	100%	593,000

Cananche Creek Apartments	Norton, VA	36	1,217,124	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	642,295	10/91	6/92	100%	161,452

Clymer House Apartments	Clymer, PA	26	1,099,742	6/91	10/91	100%	254,097

Corcoran Garden Apartments	Corcoran, CA	38	1,597,017	2/91	11/90	100%	432,438

Cornish Park	Cornish, ME	25	1,433,935	6/91	6/91	100%	333,000

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Crescent City Senior Apartments	Crescent City, CA	38	$2,101,281	3/91	3/91	100%	$474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,325,915	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	742,062	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	581,456	12/91	7/92	100%	150,033

Franklin House Apts.	Liberty, MO	21	273,288	5/93	1/88	100%	137,836

Hamilton Village Apartments	Preston, GA	20	560,550	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,389,470	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,546,978	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	723,749	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	903,034	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	651,543	10/91	5/92	100%	149,058

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Los Caballos II Apts.	Hatch, NM	24	$722,861	7/91	8/91	100%	$164,740

Marlboro Place Apartments	Bennettsville, SC	24	823,394	3/91	2/91	100%	192,779

Melville Plaza Apartments	Melville, LA	32	878,516	7/91	10/91	100%	178,564

Nanty Glo House Apartments	Nanty Glo, PA	36	1,454,220	6/91	7/91	100%	353,000

Newport Village	Franklin, VA	48	1,463,638	4/91	11/90	100%	355,000

Oakleigh Apartments	Abbeville, LA	32	899,484	8/91	3/92	100%	178,716

Oak Street Apartments	Scott City, MO	24	590,907	6/91	11/91	100%	138,149

Oakwood Apartments	Mamou, LA	32	891,586	8/91	1/92	100%	180,819

Pines by the Creek Apartments	Newnan, GA	96	1,938,207	3/91	10/90	100%	645,000

Pinewoods Apartments	Springfield, IL	168	4,068,100	7/91	6/91	100%	2,880,000

Portales Estates	Portales, NM	44	1,418,640	7/91	7/91	100%	365,100

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Prairie West Apts. III	West Fargo, ND	24	$476,383	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	892,446	4/91	1/91	100%	180,186

River Reach Apts.	Crystal River, FL	41	1,345,943	5/91	5/91	100%	351,421

Rockmoor Apartments	Banner Elk, NC	12	554,269	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	657,367	5/91	5/91	100%	145,606

Springwood Park Apartments	Durham, NC	100	2,755,588	3/91	5/91	100%	374,349

Spring Mountain Apartments	Pahrump, NV	33	1,343,870	5/91	4/91	100%	290,406

Stonegate Manor	Perry, FL	36	995,372	5/91	12/90	100%	274,321

Summit Ridge Apartments	Palmdale, CA	304	8,406,701	10/92	12/93	100%	3,674,306

Turner Lane Apartments	Ashburn, GA	24	710,892	5/91	7/91	100%	147,090

Union Baptist Plaza Apartments	Springfield, IL	24	336,576	5/91	4/91	100%	432,648

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Uptown Apartments	Salyersville, KY	16	$513,525	5/91	3/91	100%	$121,700

Villas of Lakeridge	Eufala, AL	18	524,118	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,351,534	4/91	1/91	100%	310,510

Windsor Court II	Windsor, VA	24	727,162	4/91	11/90	100%	169,347

Woodcrest Manor Apartments	Woodville, MS	24	699,133	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	997,729	10/91	4/92	100%	229,601

Woodside Apartments	Grove City, PA	32	1,137,556	4/91	3/91	100%	229,291

Yorkshire Townhome Apts.	Fort Smith, AR	50	778,626	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF March 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Ada Village Apts.	Ada, OK	44	$1,007,518	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,567,437	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	915,328	1/92	12/91	100%	201,300

Bethel Park Apartments	Bethel, ME	24	1,466,169	12/91	3/92	100%	324,100

Blanchard Senior Apts. II	Blanchard, LA	24	588,088	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	211,862	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,126,560	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	854,444	1/92	3/92	100%	186,065

Briarwood Apartments Ph II	Middleburg, FL	50	1,468,221	2/92	4/92	100%	293,694

The Bridge Building	New York, NY	15	—	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	714,395	7/91	11/90	100%	160,600

Burnt Ordinary Village	Toano, VA	22	698,823	7/91	7/91	100%	159,400

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Carleton Court Apartments	Providence RI	46	$2,907,897	12/91	12/91	100%	$1,496,922

Carriage Run Apartments	Emporia, VA	40	1,288,902	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,246,948	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,393,707	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	685,464	8/91	7/91	100%	198,275

College Green	Chili, NY	110	3,695,262	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	534,517	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	706,790	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	917,437	11/91	10/91	100%	922,350

Countryside Fulton, Manor	MS	24	656,249	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,135,781	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	857,798	7/92	1/93	100%	186,000

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Duncan Village Apts.	Duncan, OK	48	$1,094,443	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,176,259	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,406,205	2/92	1/92	100%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	613,979	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	683,675	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	879,181	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	914,054	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,418,786	1/92	6/91	100%	226,000

Glenhaven Park	Merced, CA	12	376,579	1/94	6/90	100%	125,000

Glenhaven Park III	Merced, CA	15	468,348	1/94	12/89	100%	225,500

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Green Village Apts. II	Standardsville, VA	16	576,623	4/92	11/91	100%	99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,111,088	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	776,362	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,457,487	7/92	9/92	100%	311,775

Hessmer Village Apartments	Hessmer, LA	32	895,068	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	870,264	9/91	1/92	100%	184,900

Hunters Run Apartments	Douglas, GA	50	1,423,087	12/91	2/92	100%	322,368

Independence Apartments	Mt. Pleasant, PA	28	1,064,892	8/91	6/91	100%	223,100

Indian Creek Apartments	Kilmarnock, VA	20	796,390	7/91	4/91	100%	174,400

Jarratt Village Apartments	Jarratt, VA	24	817,775	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	158,085	1/93	12/93	100%	24,365

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

La Gema del Barrio Apts.	Santa Ana, CA	6	$659,991	6/92	8/92	100%	$458,000

Lafayettee Gardens Apartments	Scott, LA	56	1,041,478	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,965,684	9/91	1/92	100%	442,457

Lakeside Manor Apartments	Schroon Lake, NY	24	1,032,096	11/91	1/92	96%	249,349

Lakeview Meadows	Battle Creek, MI	53	1,503,764	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	3,405,007	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,462,126	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	203,558	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,815,399	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	987,295	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	211,417	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,122,411	12/91	12/91	100%	432,320

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Navapai Apartments	Prescott Valley, AZ	26	869,652	6/91	4/91	100%	207,330

Nevada City Senior Apartments	Grass Valley, CA	60	3,495,813	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	919,676	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,461,206	8/91	2/92	100%	285,371

Northridge Apartments	Arlington, TX	126	1,971,852	1/92	2/92	98%	741,300

Oak Ridge Apartments	Crystal Springs, MS	40	1,285,265	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	839,019	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	671,507	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	991,260	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	962,445	10/91	3/92	100%	199,311

Pittsfield Park Apartments	Pittsfield, ME	18	1,030,401	12/91	6/92	100%	237,300

Plantation Apartments	Richmond Hill, GA	49	1,397,173	12/91	11/91	100%	320,858

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Portville Square Apartments	Portville, NY	24	887,983	3/92	3/92	100%	198,100

Prague Village Apts.	Prague, OK	8	$102,691	1/93	3/93	100%	$21,373

Rainbow Commons Apartments	Marshfield WI	48	679,914	9/91	6/91	100%	1,126,901

Rainier Manor Apartments	Mt. Rainier, MD	104	3,611,628	3/92	1/93	100%	1,190,350

Rosenberg Hotel	Santa Rosa, CA	77	1,721,306	12/91	1/92	100%	1,850,000

Rosewood Manor Apartments	Ellenton, FL	43	1,418,477	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,337,986	1/92	10/91	100%	588,965

Smithville Properties	Smithville, MO	48	1,226,477	2/92	5/91	100%	285,384

Snow Hill Ridge Apartments	Raleigh, NC	32	1,165,185	10/91	12/91	100%	307,524

Spring Creek Village	Derby, KS	72	1,546,749	6/91	9/91	100%	1,634,760

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Spring Valley Apartments	Lexington Park, MD	128	$5,343,231	11/91	12/92	100%	$2,877,811

Springwood Park Apartments	Durham, NC	100	2,755,588	10/91	5/91	100%	374,349

Summer Lane Apartments	Santee, SC	24	862,821	7/91	11/91	100%	176,291

Summit Ridge Apartments	Palmdale, CA	304	8,406,701	10/92	12/93	100%	1,236,600

Titusville Apartments	Titusville PA	30	1,220,618	12/91	1/92	100%	280,829

Townview Apartments	St.Mary’s, PA	36	1,359,889	9/91	10/91	100%	315,700

Tyrone House Apartments	Tyrone, PA	36	1,460,579	12/91	1/92	100%	349,800

Valley Ridge Senior Apartments	Central Valley, CA	38	1,795,485	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,348,560	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,367,143	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	664,825	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,141,310	7/91	8/91	100%	295,250

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Wesley Village Apartments	Martinsburg, WV	36	$1,291,571	10/91	6/92	100%	$266,253

Westside Apartments	Louisville, MS	33	773,769	3/92	1/92	100%	191,014

Wildwood Terrace Apartments	Wildwood, FL	40	1,246,145	10/91	10/91	100%	281,647

Woodside Apartments	Belleview, FL	41	1,195,825	11/91	10/91	100%	268,500

Wynnewood Village Apts.	Wynnewood, OK	16	384,322	1/93	11/93	100%	67,443

Yorkshire Corners	Delevan, NY	24	911,969	8/91	9/91	100%	191,500

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

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

(b)                                 Approximate number of security holders

As of March 31, 2004, the Partnership has 11,099 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 778 investors holding 1,036,100 BACs, Series 9 consists of 2,109 investors holding 4,178,029 BACs, Series 10 consists of 1,555 investors holding 2,428,925 BACs, Series 11 consists of 1,325 investors holding 2,489,599 BACs, Series 12 consists of 1,853 investors holding 2,972,795 BACs, and Series 14 consists of 3,479 investors holding 5,574,290 BACs at March 31, 2004.

(c)                                  Dividend history and restriction

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 2004.

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

During the year ended March 31, 2004, the Fund made distributions to the Limited Partners of Series 9 and 14 for proceeds from the sale of one of the Operating Partnerships.  Further details on the distributions are disclosed in the results of operations.

Item 6.             Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2004. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000

Operations

Interest & other Inc	$65,709	$56,293	$53,149	$61,179	$92,529

Share of Loss Of Operating Partnerships	(4,482,965)	(5,855,904)	(5,815,333)	(5,981,076)	(5,998,233)

Operating Exp	(4,785,151)	(4,034,177)	(2,639,786)	(2,834,858)	(2,701,882)

Net Loss	$(9,202,407)	$(9,833,788)	$(8,401,970)	$(8,754,755)	$(8,607,586)

Net Loss per BAC	$(.49)	$(.52)	$(.45)	$(.46)	$(.46)

Balance Sheet

Total Assets	$20,278,411	$29,506,804	$38,568,793	$44,443,818	$50,584,819

Total Liabilites	$28,861,231	$26,412,221	$24,871,101	$22,344,156	$19,730,402

Capital	$(8,582,820)	$3,094,583	$13,697,692	$22,099,662	$30,854,417

Other Data

Credit per BAC for the Investors Tax Year, for the twelve months ended December 31, 2003, 2002, 2001, 2000 and 1999*	$.14	$.29	$.74	$1.19	$1.23

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

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2004 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2004 the Partnership accrued, net of payments made, $2,115,746 in annual partnership management fees. As of March 31, 2004 the accrued partnership management fees totaled $27,959,830.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Affiliates of the general partner have advanced $663,672 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $124,226 was advanced during the fiscal year ended March 31, 2004.  The allocation of the total advanced through March 31, 2004, to four of the six series is as follows:  $307,267 to Series 7, $4,960 to Series 9, $15,401 to Series 11, $163,488 to Series 12 and $172,556 to Series 14.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 14 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  Series 7 net offering proceeds in the amount of $12,216 remain in working capital.

(Series 9).  The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC Holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  Series 9 net offering proceeds in the amount of $243,617 remain in working capital.

(Series 10).  The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 44 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  Series 10 net offering proceeds in the amount of $184,427 remain in working capital.

(Series 11).  The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

During the fiscal year ended March 31, 2004, the Partnership did not use any of Series 11’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372.  The Partnership has completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships.  Series 11 net offering proceeds in the amount of $331,830 remain to be used by the Partnership to pay outstanding installments of capital contributions to one Operating Partnership and to fund working capital expenses.

(Series 12).  The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2004, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  The Partnership has completed payment of all installments of its capital contributions to 51 of the 53 Operating Partnerships.  Series 12 net offering proceeds in the amount of $67,139 remain to be used by the Partnership to pay outstanding installments of capital contributions to two Operating Partnerships and to fund working capital expenses.

(Series 14).  The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2004, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 98 Operating Partnerships in an aggregate amount of $42,034,328.  The Partnership has completed payment of all installments of its capital contributions to 88 of the 98 Operating Partnerships.  Series 14 net offering proceeds in the amount of $910,188 remain to be used by the Partnership to pay outstanding installments of capital contributions to Operating Partnerships and to fund working capital expenses.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2004 and 2003 was $2,115,746 and $1,831,759, respectively. The lower amount in the prior fiscal year is mainly the result of the payment outstanding reporting fees for the years 1992 through 2003 by one of the Operating Partnerships in Series 9 and Series 14 totaling approximately $368,000.  The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

All series in Boston Capital Tax Credit Fund II Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 2002 to 2003.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2002 to 2003 results from the fact that a large number of the Operating Partnerships are in their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

(Series 7).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The Series had a total of 14 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $605,554 and $664,635, respectively, in passive income tax losses that were passed through to the investors, and also provided $.02 and $.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 7 was $52,288 and $133,996, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 Series 7 reflects a net income from Operating Partnerships of $268,490 and $168,853, respectively, adjusted for depreciation which is a non-cash item.

Metropole Apartments Associates, L.P. (Metropole Apartments) incurred several capital improvements in 2003, including carpet replacement in all the common areas and new interior lighting in the hallways.  These actions have resulted in stabilized high occupancy at the property. The residential section of the property has now achieved an occupancy rate of 99% through the first quarter of 2004 and rent collections are strong.  On May 8, 2003, the Investment General Partner received notice from the lender that property taxes have not been paid for the tax years 2001 and 2002.  The total amount delinquent was $109,225.71.  The lender gave a 60-day cure period in which to bring taxes current. The outstanding taxes were paid on July 9, 2003.

The Investment General Partner advanced the funds to the Operating Partnership to cure the delinquent taxes under a note that bears interest at prime + 1% and has a term of one year, renewable upon mutual agreement of the lender and borrower.  The Investment General Partner is currently in the process of negotiating a renewal of the note with the Operating General Partner, but the terms have not yet been finalized.

(Series 9).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.8%, respectively. The series had a total of 53 properties as of March 31, 2004, of which 51 were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $3,613,512 and $3,679,995, respectively, in passive income tax losses that were passed through to the investors, and also provided $.15 and $.23, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, the Investments in Operating Partnerships for Series 9 was $222,660 and $1,463,578, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 Series 9 reflects a net income from Operating Partnerships of $678,891 and $2,549,086, respectively, adjusted for depreciation which is a non-cash item.  The decrease in adjusted net income is mainly the result of income reported by one of the Operating Partnerships, California Investors V, which was sold in the prior fiscal year.

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

Series 9 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity, which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun group”).  The Operating Partnerships are Big Lake Seniors Apts., Blanco Seniors Apts. Ltd. and Pleasanton, Ltd.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 64 apartment units in total.  The low income housing tax credit available annually to Series 9 from the Calhoun Partnerships is approximately $75,331, which is approximately 9% of the total annual tax credit available to investors in Series 9.

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

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin.  Average occupancy for the first quarter of 2004 was 87.6%, and operations remain below breakeven due to high operating expenses.  The high operating expenses at the property are tied to an increase in advertising, unit turnover and higher utility cost.  The management company has increased advertising in an effort to maintain high occupancy.  Madison Gas & Electric is projecting another 35-40% increase for the 2003-2004 winter over the average cost of the past heating season. Due to the strong competition from other properties, the property is unable to raise rents to cover the additional operating costs.  Consequently, the Operating General Partner is examining alternatives to reduce utility usage and implement energy saving measures.  The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

Glennwood Hotel Investors (Glennwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents.  The average occupancy during the first quarter of 2004 was 67%, Because of the high vacancy rate, the property will not achieve breakeven operations in 2004. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia.  Average occupancy was 82.64% in 2003.  The average occupancy for the first quarter of 2004 was 85%.  The property struggles with tenant retention.  Management feels this is due to the lack of cable providers in the area and poor television reception.

Management is currently working with a satellite dish company to install the dishes at no cost to the property.  Management feels that by being able to offer satellite cable to their residents, retention will improve.  The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to increase occupancy.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated at a deficit in 2003 due to the property’s high vacancy rate.  The average occupancy for 2003 was 72% and improved through March 2004 to 84%.  Occupancy has been impacted by the increased competition from newer developments.  Management is working with area civic, health, and senior organizations and churches as well as increasing their advertising efforts. Additionally, rental incentives have helped attract applicants resulting in increased occupancy.

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

(Series 10).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at March 31, 2004, of which 43 were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002 the series, in total, generated $1,787,970 and $1,644,944, respectively, in passive income tax losses that were passed through to the investors, and also provided $.04 and $.21, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, the Investments in Operating Partnerships for Series 10 was $2,287,645 and $3,083,824, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the

Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 Series 10 reflects net income from Operating Partnerships of $857,612 and $873,124, respectively, adjusted for depreciation which is a non cash item.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2002 despite strong occupancy.  Due to the operating deficit the auditor issued a “going concern” opinion in the 2003 audit.  The property continues to operate below breakeven with an average of 90% for the first quarter of 2004.  The property has suffered due to poor on-site management in the past.  The regional manager visits the property once a week to assist the on-site manager.  Management is working with the manager to control operating expenses and stabilize occupancy. This property will continue to be monitored on a monthly basis until it is able to increase occupancy, reduce operating expenses, and generate cash.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, 2001, 2002 and 2003. Average physical occupancy in the first quarter of 2004 was 69%.

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

In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. This amount was added to the mortgage as additional debt creating higher monthly payments.  Because the Operating Partnership is unable to support the higher debt payments, the mortgage payments are delinquent and the loan is in default.  In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and Rural Development submitted the Partnership to the State Attorneys General office to begin foreclosure proceedings.  The Operating General Partner does not expect that Rural Development will foreclose on this partnership prior to the end of the compliance period, which is December 31, 2004.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy.  Occupancy averaged 92% in 2002 and physical increased to 100% through the fourth quarter of 2003.

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

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2003.  The property was severely damaged in a tornado during May 2003 and is presently uninhabitable.  The Operating General Partner is currently rebuilding 12 of the 20 units.  The Operating General Partner is advancing funds to pay the debt service and taxes.  The Operating Partnership has business income insurance, which will cover loss of income while the property is not in operation. There were no injuries during the tornado, and all of the tenants who wished to be relocated were moved to another tax credit property in the area. The property’s mortgage, taxes and insurance are all current. The Investment General Partner is monitoring the construction progress.  Construction is scheduled to be completed in September 2004 and lease-up will be finished by the end of the year.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia.  Average occupancy for the first quarter fo 2004 is 77.9%.  In general, occupancy is hindered at this property due to increase in competition and the age of the property.  This property was developed in 1989 and does not have the amenities available in the newer apartment communities.  The Operating General Partner and the management company continue to actively monitor all marketing activity.  Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital was insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service.  A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations.  The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average first quarter occupancy for 2004 is 77% and the property is operating below breakeven. In general, occupancy is hindered at this property due to an increase in competition and the age of the property.  This property was developed in 1989 and does not have the amenities available in the newer apartment communities.  The Operating General Partner and the management company are actively monitoring all marketing activity.  Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner and the Operating General Partner worked together to reduce the debt service.  A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations.  The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property.

Washington Heights Apartments IV is a 24-unit complex located in Bismarck, North Dakota.  Occupancy has fluctuated from quarter-to-quarter and as of March 2004 averaged 81%. This is largely the result of increases in new home sales and competition from newer multifamily developments. Management has increased their marketing efforts, offering rent concessions for new residents and lowering rents to retain existing residents.  The Operating General Partner continues to fund the development as needed.  Taxes and payables are kept current.

(Series 11).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,914,062 and $1,679,758, respectively, in passive income tax losses that were passed through to the investors, and also provided $.06 and $.10, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 11 was $3,616,386 and $5,304,019, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 Series 11 reflects net income from Operating Partnerships of $316,639 and $502,169, respectively, adjusted for depreciation which is a non-cash item.  The decrease in adjusted net income was mainly the result of a prepayment penalty incurred by one of the Operating Partnerships to refinance its mortgage.

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

The Investment General Partner has initiated the process of selling the properties.  The Operating General Partner has become uncooperative in soliciting offers to purchase the properties.  On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements.  The Operating General Partner did not and to date has not cured the violations.  Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents.  On April 9, 2004, the proposed removal of the Operating General Partner was approved by the mortgagor. The new general partner is an entity related to the Investment General Partner. Subsequently, the new Operating General Partner gave the current management company, which is affiliated with the former Operating General Partner 30-day notice of removal as required under the management agreements. The Investment General Partner and the new Operating General Partner will reinitiate the process of selling the properties once the management transfers have been completed.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single resident occupancy development with project-based Section 8 rental assistance for all the units.  In 2003, the property had an average occupancy of 79.96% due to unsatisfactory property management in the first half of the year.  On June 1, 2003 the Operating General Partner replaced the management company.  As of February 29, 2004, the occupancy was at 95%, and the property operated above breakeven.  Improvements made include deferred maintenance items, increasing occupancy by actively marketing the units, and implementing energy efficiency measures.  The Investment General Partner will continue monitoring the property’s improving performance.  The mortgage, taxes, and insurance are current.  There are no substantial account payables.  The Operating General Partner guarantee is unlimited in time and amount.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia.  Average occupancy for the first quarter fo 2004 is 77.9%.  In general, occupancy is hindered at this property due to increase in competition and the age of the property.  This property was developed in 1989 and does not have the amenities available in the newer apartment communities.  The Operating General Partner and the management company continue to actively monitor all marketing activity.  Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital was insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service.  A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations.  The

Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Franklin School Associates (Franklin School Apartments) finished 2003 with a loss of roughly $20,000, which was funded by the Investment General Partner. During the first Quarter of 2004, additional funding by the Investment General Partner totaling $30,650 was required due to lower than expected occupancy. The poor operations resulted from a management agent transfer at year end. The replacement manager found the property to be in much worse condition than those reported by the departing management firm. An additional claim for out of pocket payroll expenses and accrued management fees totaling $25,226 remains to be resolved with the former manager. However, at the end of March, only four units were vacant representing a significant improvement over the 14 vacant at the start of January.  The new property manager remains confident that a more hands on approach at the property will result in higher occupancy levels and lower turnover. The mortgage, taxes and insurance are all current.

London Arms/Lynn Mar Limited (London Arms Apartments) was able to operate above breakeven in 2003 due to increased occupancy and decreased operating expenses.  Occupancy in 2003 averaged 99%; compared to the average occupancy in 2002 of 91%.  Operating expenses in 2003 were significantly reduced from the prior year’s level, particularly maintenance and administrative expenses.  During the first quarter of 2004, the property is operating above breakeven and continues to maintain strong occupancy with an average of 99%.  The Investment General Partner will continue to monitor operating expenses until the property has stabilized.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2003 but operated above breakeven for the first quarter of 2004.  The property was able to operate above breakeven due to improved occupancy, which averaged 93.1% for the first quarter 2004.  Since May 2003 occupancy at the partnership has remained above 90%. The improving occupancy is due to tornado damage to a nearby property that relocated tenants to El Dorado Springs Estates. The property’s mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average first quarter occupancy for 2004 is 77% and the property is operating below breakeven. In general, occupancy is hindered at this property due to an increase in competition and the age of the property.  This property was developed in 1989 and does not have the amenities available in the newer apartment communities.  The Operating General Partner and the management company are actively monitoring all marketing activity.  Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner and the Operating General Partner worked together to reduce the debt service.  A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations.  The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property.  The mortgage, taxes, and insurance are current.

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

Nevada Manor, Limited Partnership (Nevada Manor) located in Nevada, Missouri, operated below breakeven in 2003.  The operating deficits result from the high vacancy rate at this property. The average occupancy for 2003 was 85.8%. Occupancy has continued to increase and averaged 94.4% for the first quarter of 2004.  The property also operated above breakeven for the first quarter of 2004.  Turnover is high at this family property, creating greater vacancy loss. Management has refined the tenant selection criteria to try to gain residents who will stay for longer periods of time.  Management indicates that traffic is high at the property due to the amount of interest the property continues to generate.  The property’s mortgage, taxes and insurance are all current.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS.  This Partnership had historically suffered from low occupancy and operating cash deficits.

The average occupancy for 2003 was 76%. However, through the first quarter of 2004 occupancy has improved to 91%. During 2002, two affordable housing residences opened in Arkansas City, which added over 100 new apartments to the housing market. The management company is offering move-in specials for prospective tenants and has advertised in the newspapers and on local television. Additionally, the management company is repainting the interior common areas and exterior trim of the building to enhance the physical condition and appearance of the property. Unaudited first quarter financial statements indicate that the property will breakeven in 2004. The mortgage, real estate taxes and insurance are current.

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

(Series 12).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9% and 100%, respectively.  The series had a total of 53 properties at March 31, 2004, of which 52 were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $2,438,779 and $2,519,836, respectively, in passive income tax losses that were passed through to the investors, and also provided $.28 and $.36, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, the Investments in Operating Partnerships for Series 12 was $4,827,072 and $5,532,117, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 Series 12 reflects net income from Operating Partnerships of $1,126,011 and $430,199, respectively, adjusted for depreciation which is a non cash item. The prior year adjusted net income was negatively impacted by a one-time prepayment penalty incurred by one of the Operating Partnerships to refinance its mortgage.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2003 and 2002. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Partnerships have been filed against the Estate.  On May 30, 2003, the Investment Limited Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies.  In addition, the Investment General Partner is continuing to weigh all available options to expedite the return of the unauthorized distributions and continues to monitor the Partnerships.

The Investment General Partner has initiated the process of selling the properties.  The Operating General Partner has become uncooperative in soliciting offers to purchase the properties.  On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements.  The Operating General Partner did not and to date has not cured the violations.  Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents.  On April 9, 2004, the proposed removal of the Operating General Partner was approved by the mortgagor. The new general partner is an entity related to the Investment General Partner. Subsequently, the new Operating General Partner gave the current management company, which is affiliated with the former Operating General Partner 30-day notice of removal as required under the management agreements. The Investment General Partner and the new Operating General Partner will reinitiate the process of selling the properties once the management transfers have been completed.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt.  The property has a history of high occupancy.  However, high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven.  Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest.  The lender and Investment General Partner are in the process of finalizing the refinance of the first mortgage which should be completed by the end of 2004.  This should stabilize the economic condition of the property.  The refinance has been repeatedly delayed by Union Baptist Church, the current guarantor for the first mortgage and General Partner.  The Operating General Partner has also refused to fund outstanding payables associated with the property.  After numerous attempts to persuade the Operating General Partner to adhere to their responsibilities to the partnership, the Investment General Partner has elected to submit the Operating General Partner with a notice to perform or they will be removed.  Should the Operating General Partner not fund the operating deficit associated with the property in the next thirty days, they will be removed from the partnership.  The Investment General Partner will then continue to pursue a search for an acceptable replacement as Operating General Partner. The goal is to find a strategic partner, preferably a nonprofit organization that is capable of operating the property more efficiently on an ongoing basis.  As of the end of the first quarter of 2004, the property’s average occupancy had significantly improved to 100% versus 96% for the same period in 2003.  As a result of increased stabilized occupancy the property has also managed to reduce outstanding payables.  Currently the previously mentioned property taxes and audit expenses for 2002 and 2003 are the only outstanding payables of note.  It is anticipated that all payables will be brought current upon completion of the refinance of the first mortgage.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia.  Average occupancy for the first quarter fo 2004 is 77.9%.  In general, occupancy is hindered at this property due to increase in competition and the age of the property.  This property was developed in 1989 and does not have the amenities available in the newer apartment communities.  The Operating General Partner and the management company continue to actively monitor all marketing activity.  Rental incentives and concessions are being offered to help attract potential residents. Because of the negative cash flow, working capital was insufficient to cover trade accounts payable. The Investment General Partner and the Operating General Partner worked together to reduce the debt service.  A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations.  The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property.  The mortgage, taxes, and insurance are current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average first quarter occupancy for 2004 is 77% and the property is operating below breakeven. In general, occupancy is hindered at this property due to an increase in competition and the age of the property.  This property was developed in 1989 and does not have the amenities available in the newer apartment communities.  The Operating General Partner and the management company are actively monitoring all marketing activity.  Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner and the Operating General Partner worked together to reduce the debt service.  A new mortgage loan was put in place effective December 2003 which effectively reduces the debt service and allows the property to meet its financial obligations.  The Investment General Partner and the Operating General Partner will continue to develop a plan to increase occupancy and stabilize the property. The mortgage, taxes, and insurance are current.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2002. Average occupancy through the first quarter of 2004 has remained at 89%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000.  The Operating Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002.  The Partnership retained a law firm that specializes in tax matters to assist with the second submission. If approved, real estate taxes will decrease by $44,000 annually.  The property has successfully reduced its operating expenses, which has improved cash flow. The Investment General Partner inspected this property in September of 2003 and found it to be in excellent physical condition. The Operating General Partners continue to advance funds to cover deficits.

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

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia, operated below breakeven in 2003 and the first quarter of 2004 due to low occupancy levels and high operating expenses. The average occupancy for the first quarter 2004 was 76%.  Management has been replacing a number of the exterior doors to the units, which has helped the property’s curb appeal.  A new employer, Cost Plus, has moved into the area and management is expecting to have an increased amount of applicants.  The Investment General Partner will monitor this deal on a monthly basis until it is able to increase occupancy, reduce expenses, and generate cash.

Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA.  Occupancy for 2003 has averaged 95%.  Occupancy as of March 2004 was 97%.  For 2003 the property operated above breakeven.  The property was awarded a rent increase effective January 1, 2003.  However, the property’s ability to generate cash has been affected by the fact that the property has not been receiving Rental assistance payments from RD since December 2002 due to a data entry error.  This is causing the property to have rapidly increasing payables.  To fund the operating deficits, management has temporarily waived its management fee, funded the property’s payroll, and the Operating General Partner will start loaning money to the Operating Partnership.  Management has been working to resolve the issue (by contacting state representatives, arranging in person meetings with RD, etc) and expects to have this issue resolved.  As of March 2004 management expects to receive $163,000 in past due rental assistance.  To ensure the property continues to breakeven the Investment General Partner will continue monitoring this property until the rental assistance payments are received on a regular basis and the property has reduced payables.

Woodside Apartments (Woodside Apartments) is a 32 unit property located in Grove City, Pennsylvania. There were a number of problems at the property in 2002 including unruly tenants, which resulted in a number of move outs. Management took action towards the end of the year and began evicting a number of tenants. Maintenance expense increased as a result of these ongoing evictions. The previous site manager has been terminated and has since been replaced by a new site manager that has made a strong effort to lease the vacant units. Occupancy continued to struggle in 2003 however, due to continued eviction, averaging 80% for the year. This decreased occupancy resulted in the property operating below breakeven in 2003. The property is currently in a transitional phase led by the regional manager. Occupancy through the first quarter of 2004 averaged 93%, with only one vacant unit at the end of March. The regional manager and the new site manager will continue to make efforts to maintain increased the occupancy, while maintaining appropriate standards for accepting new tenants.

(Series 14).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9%, respectively.  The series had a total of 98 properties at March 31, 2004, of which 96 were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $3,761,878 and $4,832,711, respectively, in passive income tax losses that were passed through to the investors, and also provided $.17 and $.48, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, the Investments in Operating Partnerships for Series 14 was $5,940,014 and $7,883,469, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 Series 14 reflects a net income from Operating Partnerships of $1,738,515 and $3,747,390, respectively, adjusted for depreciation which is a non-cash item. The prior year adjusted net income was higher mainly as a result the result of income from the sale of one of the Operating Partnerships, California Investors V.

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

Series 14 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity, which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total.  The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.

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

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

One Northridge, LTD., in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property continues to experience problems with high payables, low occupancy, and deferred maintenance. Currently the balance sheet reflects outstanding payables at $125,729. Morale is weak with the inexperienced staff battling unpaid vendors and lack of leadership. The Operating General Partner has disposed of all his other multi family assets. The Operating General Partner is attempting to supervise the daily operation. The GP is currently seeking a buyer for the asset. A complete file audit will be complete within thirty days in anticipation of a sale.

The general condition of the asset, lack of marketing efforts, and the turnover of the staff continue to be contributing factors to the low occupancy. Lease percentages continue to lag in the market sector at 64% with the market area in the mid 90’s.  Expenses have continued to rise with turn cost whereas the income has decreased due to market conditions and concessions.

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. The property has historically suffered from low occupancy and consequently negative cash flow. In 2002, the Operating General Partner was able to secure an additional 5 units of rental assistance for this property from Rural Development. This increased occupancy in 2002, however, in 2003 occupancy has declined each quarter, ending at 74% for the fourth quarter. The recent decline is due to evictions for non-payment. Management is advertising in the local newspapers and diligently reviewing all new applicants. They are confident that occupancy will increase during the first half of 2004.

Operating expenses are below average levels and the physical condition of the property is excellent and exhibits no indication of deferred maintenance.  The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is repaying the loan to Rural Development with the monthly mortgage payment.  In first quarter 2003, the Operating General Partner applied through Rural Development for a restructure of their mortgage to reduce their monthly mortgage payments and authorize funds for a rehabilitation loan. The workout plan proposed to Rural Development replenishes the replacement reserve account and is estimated to reduce the mortgage by $2,000 per month. The Operating General Partner is working closely with the state Rural Development agency to get approval and an anticipated decision. The Investment General Partner will closely monitor this deal until it is able to increase occupancy and generate cash.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located inn Marshfield, WI. The property received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1993-1998.  The 60-Day letters were the result of an IRS audit of the Operating Partnership’s tenant files.  As a result of their audit, the IRS had proposed an adjustment that would disallow 100% of past and future tax credits.  The adjustment would also include interest and penalties on the tax credits taken to date. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal and on February 19, 2004, the IRS issued a No Adjustments Letter. A favorable settlement was reached and the audit completed without any changes to the Operating Partnership tax returns for the years ending 1993-1998.

The property operated with an average occupancy of 90% for the year 2002. The occupancy has increased to an average of 96% through the first quarter of 2004. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2004.

The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Operating Partnership suffered from low occupancy during 2002 which averaged 74%. Average occupancy through the first quarter of 2004 has increased to 80%. The property was originally designated a senior complex and it had a history of low occupancy because there was a shortage of eligible residents in the area. The Operating General Partner requested that the property be converted from a senior property to a family property in order to increase the number of qualified tenants. Rural Development approved the property conversion effective September 1, 2002.  The Regional Manager refocused the marketing efforts towards the new resident profile and offered rental concessions, but the transition has not helped occupancy due to the poor market conditions in the region. However, the management is optimistic that with the implementation of different marketing strategies such as community outreach, residential referral programs, and increased advertisement, the occupancy should improve in the second quarter of 2004.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia.  The property generated a small amount of cash in 2003, due to a workout plan with RD.  Average occupancy was 90.42% in 2003 and 85% through the first quarter of 2004.  The property is located in a very rural area.  According to management, the property suffers from lack of qualified applicants.  There was an on-site management change in mid-2003 Management enacted a rental increase in March 2003, which helped the property generate more rental income than was originally budgeted for 2003. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy and generate strong cash flow.

The Operating General Partner of Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its General Partner interest which was completed in August 2003.  In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new

Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2006.  The proceeds to the Investment Partnership are $14,318.

Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary’s, Pennsylvania. The key issues affecting the property’s operations are rent levels and decreased occupancy. In 2003, there was a rent increase of $13 per unit. However, occupancy in 2003 averaged 86%, a substantial decrease from the previous year. Due to the decrease in occupancy and an increase in operating expenses, the property operated below breakeven in 2003. The site manager retired from this property mid year. Prior to the manager’s retirement, lease-up activity became lax and the property’s occupancy struggled as a result. The site’s occupancy also continues to struggle against the competition in the area. There are a number of HUD properties in the area that offer lower rent. A new site manager has since taken over at the property and is working diligently on returning occupancy to a level that will allow the property to breakeven. So far, through the first quarter, the property is operating with an average occupancy of 81%. The property received a rent increase of $12 per unit in 2004. The Investment General Partner will continue to monitor operations at this property.

In February 2004, Boston Capital Tax Credit Fund I – Series 5 and Boston Capital Tax Credit Fund II – Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Park) to the Operating General Partner for total proceeds of $28,760.  Of the total received $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests.  The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14.  Total outstanding subordinated loans and advances made by Series 14 exceeded the repayment by $156,940.  The unpaid loans and advances were written off and included in the gain on the sale of the Operating Partnership for Boston Capital Tax Credit Fund II - Series 14.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for total proceeds of $715,000.  Of the total received $4,500 actually was for payment of an outstanding reporting fee and $710,500 was proceeds from the transfer of the interest.  Of the total proceeds received $504,941 was utilized to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14 and Haven Park Housing Corp.  Remaining sale proceeds paid to Boston Capital Tax Credit Fund I-Series 4 (BCTC I) and Boston Capital Tax Credit Fund II-Series 14 (BCTC II) were $26,374 and $179,185, respectively.  The allocation of the amounts between the two Investment Limited Partnerships was based on their percentage ownership in the Operating Partnership.  Of the proceeds received, it is estimated that approximately $5,793 and $39,360, for Series 4 and Series 14, respectively, will be distributed to the investors.  Provided that these are the actual amounts distributed, the investor per BAC distributions will be $.002 and $.007, respectively, for Series 4 and 14.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds total of $146,906 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows:  $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balances of Haven Park Partners II for Series 4 and Series 14 were not equal to the sale proceeds received by each series, Series 4 and Series 14 recorded gains on the sale of the Operating Partnership of $20,889 and $179,188, respectively.

Contractual Obligations

As of March 31, 2004, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years

Asset Management Fees Payable to Affiliates	$27,959,831	$27,959,831	*	—	—	—

*Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships.  The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” which provides new accounting guidance on when a business enterprise must consolidate a variable interest entity, as defined in FIN 46.  In December 2003, the FASB reissued the interpretation to clarify certain requirements and provide additional implementation guidance.  The general partners, after careful review and analysis of FIN 46, have preliminarily determined that FIN 46 will have no effect on the partnership’s current accounting for its investments in operating limited partnerships.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The general partners have evaluated SFAS No. 150 and determined that it does not have an effect on the partnership’s financial reporting and disclosures.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk- Not Applicable

Item 8.	Financial Statements and Supplementary Data
The financial statements of the Partnership are listed in Item 15 as being filed as a part of this Report as Exhibits 13 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.		Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning, business development and implementation of corporate growth strategies. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program and in the creation of affordable housing. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C and on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 59, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct

Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 42, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses.  Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing for Boston Capital Corporation since 1992.  Mr. Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business, which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company where he focused on real estate syndication. Mr. Costello has also held senior management positions with two major medical firms, Abbott Laboratories and Roche Diagnostics. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 40, was promoted to Chief Financial Officer of Boston Capital Corporation in May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting since January 2002 and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning.  Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert.  The Partnership is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Partnership, Boston Capital Associates LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc.  The Code of Ethics will be provided without charge to any person who requests it.  Such request should be directed to, Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2004 fiscal year:

An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2004, net of payments made, was $2,115,746.  Accrued fees are payable without interest as sufficient funds become available.

The Partnership has reimbursed or accrued to an affiliate of the General Partner a total of $162,838 for amounts charged to operations during the year ended March 31, 2004. The reimbursement includes, but may not be limited to sale prep fees, postage, printing, travel, and overhead allocations.

The Partnership recorded as payable to affiliates of the General Partners a total of $124,226 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships.  The allocation of the total advanced during the year ended March 31, 2004, to two of the six series is as follows:  $109,226 to Series 7 and $15,000 to Series 11.

During the year ended March 31, 2004, the partnership paid sales preparation fees to Boston Capital Asset Management Limited Partnership in connection with the sale of certain operating limited partnerships.  During the year ended March 31, 2004, the amount paid was $181,199.

Item 12.                                                       Security Ownership of Certain Beneficial Owners and Management

(a)                                            Security ownership of certain beneficial owners.

As of March 31, 2004, 18,679,738 BACs had been issued.  The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 7	—
Series 9	6.51%
Series 10	7.59%
Series 11	6.31%
Series 12	5.67%
Series 14	5.53%

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

The Partnership has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.                                                       Certain Relationships and Related Transactions

(a)  Transactions with management and others.

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2004.

(b)  Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)  Indebtedness of management.

None.

(d)  Transactions with promoters.

Not applicable.

Item 14.                  Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$7,450	$18,050	$17,100	$17,100	$20,100	$40,600

Audit Related Fees	350	350	350	350	350	350

Tax Fees	3,637	10,756	9,257	8,501	10,478	18,363

All Other Fees	—	—	—	—	—	—

Total	$11,437	$29,156	$26,707	$25,951	$30,928	$59,313

Fees paid to the Fund’s independent auditors for Fiscal year 2003 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$7,263	$17,741	$16,756	$16,756	$19,713	$40,000

Audit Related Fees	350	350	350	350	350	350

Tax Fees	3,650	10,775	9,290	8,515	10,445	18,365

All Other Fees	—	—	—	—	—	—

Total	$11,263	$28,866	$26,396	$25,621	$30,508	$58,715

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.                                                       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial Statements and Financial Statement

Schedules; Filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2004 and 2003

Statement of Operations, Years ended March 31, 2004, 2003, and 2002.

Statements of Changes in Partners’ Capital, Years ended March 31, 2004, 2003 and 2002.

Statements of Cash Flows, Years ended March 31, 2004, 2003 and 2002.

Notes to Financial Statements, March 31, 2004, 2003 and 2002.

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)              Reports on Form 8-K

No reports on Form 8-K were filed during the year ended March 31, 2004

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

Exhibit No. 13 -

a.                                       Audited Financial Statement of Boston Capital Tax Credit Fund II Limited Partnership, filed herein

Exhibit No. 31 Certification 302

a.                                       Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

b.                                      Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.                                       Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.                                      Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 99.1 - Independent Auditor’s Reports for Operating Partnerships, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date: July 14, 2004	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2004	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC II Assignor Corp.

July 14, 2004	/s/ Marc N. Teal	Chief Financial Officer
(Principal Financial and
	Marc N. Teal	Accounting Officer), C&M
Management Inc, Chief Financial
Officer (Principal Financial and
Accounting Officer) BCTC II
Assignor Corp.