Form 10-Q
period 2004-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2004-08-19
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2004

                                             or

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

Registrant's telephone number, including area code (617)624-8900

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
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2004

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
FOR THE QUARTER ENDED JUNE 30, 2004

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

Capital_Resources page 40

Results_of_Operations Page 42

Quantitative_and_Qualitative Page 57

Disclosure_Controls_and_Procedures Page 57

Part_II_Other_Information

Signatures page 59

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 16,139,697	$ 16,946,065

OTHER ASSETS
Cash and cash equivalents	1,753,433	1,749,417
Investments	-	-
Notes receivable	303,374	303,374
Deferred acquisition costs (Note B)	886,256	898,393
Other assets	407,785	381,162
	$ 19,490,545	$ 20,278,411

LIABILITIES
Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	29,234,409	28,623,506
Capital contributions payable (Note D)	236,345	236,345
	29,472,134	28,861,231
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(8,297,502)	(6,912,721)

General Partner	(1,684,087)	(1,670,099)
	(9,981,589)	(8,582,820)
	$ 19,490,545	$ 20,278,411

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 22,386	$ 52,288

OTHER ASSETS
Cash and cash equivalents	13,189	12,216
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	5,500	5,500
	$ 41,075	$ 70,004

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,779,279	1,752,962
Capital contributions payable (Note D)	-	-
	1,779,279	1,752,962

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,630,895)	(1,576,201)

General Partner	(107,309)	(106,757)
	(1,738,204)	(1,682,958)
	$ 41,075	$ 70,004

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 41,976	$ 222,660

OTHER ASSETS

Cash and cash equivalents	237,888	243,617
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	15,876	16,092
Other assets	127,228	127,579
	$ 422,968	$ 609,948

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,324,346	6,194,767
Capital contributions payable (NoteD)	-	-
	6,324,346	6,194,767

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,501,545)	(5,188,152)

General Partner	(399,833)	(396,667)

	(5,901,378)	(5,584,819)
	$ 422,968	$ 609,948

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,200,787	$ 2,287,645

OTHER ASSETS
Cash and cash equivalents	189,303	184,427
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	62,807	63,667
Other assets	2,151	2,500
	$ 2,455,048	$ 2,538,239

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,377,640	4,295,267
Capital contributions payable (Note D)	-	-
	4,377,640	4,295,267

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(1,700,247)	(1,536,339)

General Partner	(222,345)	(220,689)
	(1,922,592)	(1,757,028)
	$ 2,455,048	$ 2,538,239

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 3,427,418	$ 3,616,386

OTHER ASSETS
Cash and cash equivalents	313,434	331,830
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	31,835	32,271
Other assets	106,807	86,781
	$ 3,879,494	$ 4,067,268

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,676,654	3,595,234
Capital contributions payable (Note D)	22,528	22,528
	3,699,182	3,617,762

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	393,194	659,696

General Partner	(212,882)	(210,190)
	180,312	449,506
	$ 3,879,494	$ 4,067,268

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 4,699,120	$ 4,827,072

OTHER ASSETS
Cash and cash equivalents	72,354	67,139
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	243,032	246,360
Other assets	33,217	25,218
	$ 5,047,723	$ 5,165,789

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,579,386	4,474,748
Capital contributions payable (Note D)	11,405	11,405
	4,590,791	4,486,153

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	709,621	930,098

General Partner	(252,689)	(250,462)
	456,932	679,636
	$ 5,047,723	$ 5,165,789

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,748,010	$ 5,940,014

OTHER ASSETS
Cash and cash equivalents	927,265	910,188
Investments	-	-
Notes receivable	303,374	303,374
Deferred acquisition costs (Note B)	532,706	540,003
Other assets	132,882	133,584
	$ 7,644,237	$ 7,827,163

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	8,497,104	8,310,528
Capital contributions payable (Note D)	202,412	202,412
	8,700,896	8,514,320

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(567,630)	(201,823)

General Partner	(489,029)	(485,334)
	(1,056,659)	(687,157)
	$ 7,644,237	$ 7,827,163

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 1,865	$ 5,471
Other income	2,813	3,463
	4,678	8,934

Share of loss from Operating Partnerships(Note D)	(794,402)	(723,392)

Expenses

Partnership management fee (Note C)	529,131	561,518
Amortization	12,139	12,139
General and administrative expenses	67,775	25,072
	609,045	598,729

NET LOSS	$ (1,398,769)	$ (1,313,187)

Net loss allocated to limited partners	$ (1,384,781)	$ (1,300,055)

Net loss allocated general partner	$ (13,988)	$ (13,132)

Net loss per BAC	$ (.45)	$ (.40)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2004	2003

Income
Interest income	$ 14	$ 20
Other income	-	-
	14	20

Share of loss from Operating Partnerships(Note D)	(26,816)	(21,576)

Expenses

Partnership management fee (Note C)	24,871	24,871
Amortization	-	-
General and administrative expenses	3,573	4,094
	28,444	28,965

NET LOSS	$ (55,246)	$ (50,521)

Net loss allocated to limited partners	$ (54,694)	$ (50,016)

Net loss allocated general partner	$ (552)	$ (505)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2004	2003

Income
Interest income	$ 259	$ 3,048
Other income	-	197
	259	3,245

Share of loss from Operating Partnerships(Note D)	(179,257)	(139,237)

Expenses

Partnership management fee (Note C)	125,827	115,048
Amortization	217	217
General and administrative expenses	11,517	13,432
	137,561	128,697

NET LOSS	$ (316,559)	$ (264,689)

Net loss allocated to limited partners	$ (313,393)	$ (262,042)

Net loss allocated general partner	$ (3,166)	$ (2,647)

Net loss per BAC	$ (.08)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2004	2003

Income
Interest income	$ 192	$ 221
Other income	-	77
	192	298

Share of loss from Operating Partnerships(Note D)	(86,858)	(39,308)

Expenses

Partnership management fee (Note C)	68,362	76,339
Amortization	860	860
General and administrative expenses	9,676	1,354
	78,898	78,553

NET LOSS	$ (165,564)	$ (117,563)

Net loss allocated to limited partners	$ (163,908)	$ (116,387)

Net loss allocated general partner	$ (1,656)	$ (1,176)

Net loss per BAC	$ (.07)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2004	2003

Income
Interest income	$ 322	$ 474
Other income	2,319	1,917
	2,641	2,391

Share of loss from Operating Partnerships(Note D)	(188,967)	(133,914)

Expenses

Partnership management fee (Note C)	73,984	82,452
Amortization	436	436
General and administrative expenses	8,448	1,149
	82,868	84,037

NET LOSS	$ (269,194)	$ (215,560)

Net loss allocated to limited partners	$ (266,502)	$ (213,404)

Net loss allocated general partner	$ (2,692)	$ (2,156)

Net loss per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2004	2003

Income
Interest income	$ 77	$ 80
Other income	-	-
	77	80

Share of loss from Operating Partnerships(Note D)	(125,481)	(145,837)

Expenses

Partnership management fee (Note C)	79,647	90,011
Amortization	3,329	3,329
General and administrative expenses	14,324	2,141
	97,300	95,481

NET LOSS	$ (222,704)	$ (241,238)

Net loss allocated to limited partners	$ (220,477)	$ (238,826)

Net loss allocated general partner	$ (2,227)	$ (2,412)

Net loss per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2004	2003

Income
Interest income	$ 1,001	$ 1,628
Other income	494	1,272
	1,495	2,900

Share of loss from Operating Partnerships(Note D)	(187,023)	(243,520)

Expenses

Partnership management fee (Note C)	156,440	172,797
Amortization	7,297	7,297
General and administrative expenses	20,237	2,902
	183,974	182,996

NET LOSS	$ (369,502)	$ (423,616)

Net loss allocated to limited partners	$ (365,807)	$ (419,380)

Net loss allocated general partner	$ (3,695)	$ (4,236)

Net loss per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ (6,912,721)	$ (1,670,099)	$ (8,582,820)

Distributions to Investors	-	-	-

Net income (loss)	(1,384,781)	(13,988)	(1,398,769)

Partners' capital (deficit), June 30, 2004	$(8,297,502)	$ (1,684,087)	$ (9,981,589)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2004	$(1,576,201)	$ (106,757)	$(1,682,958)

Distribution to Investors	-	-	-

Net income (loss)	(54,694)	(552)	(55,246)

Partners' capital (deficit) June 30, 2004	$(1,630,895)	$ (107,309)	$(1,738,204)

Series 9
Partners' capital (deficit) April 1, 2004	$(5,188,152)	$ (396,667)	$(5,584,819)

Distributions to Investors	-	-	-

Net income (loss)	(313,393)	(3,166)	(316,559)

Partners' capital (deficit) June 30, 2004	$(5,501,545)	$ (399,833)	$(5,901,378)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2004	$ (1,536,339)	$ (220,689)	$ (1,757,028)

Distributions to Investors	-	-	-

Net income (loss)	(163,908)	(1,656)	(165,564)

Partners' capital (deficit) June 30, 2004	$ (1,700,247)	$ (222,345)	$ (1,922,592)

Series 11
Partners' capital (deficit) April 1, 2004	$ 659,696	$ (210,190)	$ 449,506

Distributions to Investors	-	-	-

Net income (loss)	(266,502)	(2,692)	(269,194)

Partners' capital (deficit) June 30, 2004	$ 393,194	$ (212,882)	$ 180,312

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2004	$ 930,098	$ (250,462)	$ 679,636

Distributions to Investors	-	-	-

Net income (loss)	(220,477)	(2,227)	(222,704)

Partners' capital (deficit) June 30, 2004	$ 709,621	$ (252,689)	$ 456,932

Series 14
Partners' capital (deficit) April 1, 2004	$ (201,823)	$ (485,334)	$ (687,157)

Distributions to Investors	-	-	-

Net income (loss)	(365,807)	(3,695)	(369,502)

Partners' capital (deficit) June 30, 2004	$ (567,630)	$ (489,029)	$(1,056,659)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$(1,398,769)	$(1,313,187)
Adjustments
Distributions from Operating Partnerships	11,965	52,458
Amortization	12,139	12,139
Share of Loss from Operating Partnerships	794,402	723,392
Changes in assets and liabilities
(Decrease) Increase in accounts payable	610,901	802,319
Decrease (Increase) in other assets	(26,622)	(250,000)

Net cash (used in) provided by operating activities	4,016	27,121

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,016	27,121

Cash and cash equivalents, beginning	1,749,417	3,633,932

Cash and cash equivalents, ending	$ 1,753,433	$ 3,661,053

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2004	2003
Cash flows from operating activities:

Net Loss	$ (55,246)	$ (50,521)
Adjustments
Distributions from Operating Partnerships	3,086	9,698
Amortization	-	-
Share of Loss from Operating Partnerships	26,816	21,576

Changes in assets and liabilities
(Decrease) Increase in accounts payable	26,317	26,330
Decrease (Increase) in other assets	-	-

Net cash (used in) provided by operating activities	973	7,083

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	973	7,083

Cash and cash equivalents, beginning	12,216	9,823

Cash and cash equivalents, ending	$ 13,189	$ 16,906

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2004	2003
Cash flows from operating activities:

Net Loss	$(316,559)	$(264,689)
Adjustments
Distributions from Operating Partnerships	1,427	1,427
Amortization	217	217
Share of Loss from Operating Partnerships	179,257	139,237
Changes in assets and liabilities
(Decrease) Increase in accounts payable	129,579	129,580
Decrease (Increase) in other assets	350	-

Net cash (used in) provided by operating activities	(5,729)	5,772

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,729)	5,772

Cash and cash equivalents, beginning	243,617	2,030,872

Cash and cash equivalents, ending	$ 237,888	$ 2,036,644

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2004	2003
Cash flows from operating activities:

Net Loss	$ (165,564)	$ (117,563)
Adjustments
Distributions from Operating Partnerships	-	21,438
Amortization	860	860
Share of Loss from Operating Partnerships	86,858	39,308
Changes in assets and liabilities
(Decrease) Increase in accounts payable	82,371	81,133
Decrease (Increase) in other assets	351	-

Net cash (used in) provided by operating activities	4,876	25,176

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,876	25,176

Cash and cash equivalents, beginning	184,427	121,830

Cash and cash equivalents, ending	$ 189,303	$ 147,006

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2004	2003
Cash flows from operating activities:

Net Loss	$ (269,194)	$ (215,560)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	436	436
Share of Loss from Operating Partnerships	188,967	133,914
Changes in assets and liabilities
(Decrease) Increase in accounts payable	81,420	281,419
Decrease (Increase) in other assets	(20,025)	(250,000)

Net cash (used in) provided by operating activities	(18,396)	(49,791)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,396)	(49,791)

Cash and cash equivalents, beginning	331,830	369,202

Cash and cash equivalents, ending	$ 313,434	$ 319,411

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2004	2003
Cash flows from operating activities:

Net Loss	$(222,704)	$(241,238)
Adjustments
Distributions from Operating Partnerships	2,471	8,813
Amortization	3,329	3,329
Share of Loss from Operating Partnerships	125,481	145,837
Changes in assets and liabilities
(Decrease) Increase in accounts payable	104,638	97,272
Decrease (Increase) in other assets	(8,000)	-

Net cash (used in) provided by operating activities	5,215	14,013

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,215	14,013

Cash and cash equivalents, beginning	67,139	39,674

Cash and cash equivalents, ending	$ 72,354	$ 53,687

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2004	2003
Cash flows from operating activities:

Net Loss	$ (369,502)	$ (423,616)
Adjustments
Distributions from Operating Partnerships	4,981	11,083
Amortization	7,297	7,297
Share of Loss from Operating Partnerships	187,023	243,520
Changes in assets and liabilities
(Decrease) Increase in accounts payable	186,576	186,585
Decrease (Increase) in other assets	702	-

Net cash (used in) provided by operating activities	17,077	24,869

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,077	24,869

Cash and cash equivalents, beginning	910,188	1,062,531

Cash and cash equivalents, ending	$ 927,265	$ 1,087,400

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2004 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2004, the
Partnership has accumulated unallocated acquisition amortization totaling
$400,634. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2004 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $7,177, $28,392, $14,390, $109,864, and
$240,811, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at June 30, 2004 and 2003 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004

(Unaudited)

The partnership management fee accrued for the quarters ended June 30, 2004 and 2003 are as follows:

	2004	2003
Series 7	$ 26,193	$ 26,193
Series 9	129,579	129,579
Series 10	82,371	82,371
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	186,585	186,585

	$ 601,965	$ 601,965

As of June 30, 2004, an affiliate of the general partner advanced a total of $533,940 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $8,000 was advanced during the quarter ended June 30, 2004. Below is a table that breaks down the total advances, by series as of June 30, 2004.

2004
Series 7	$270,772
Series 9	4,960
Series 11	15,000
Series 12	70,550
Series 14	172,658

$533,940

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2004 and 2003 the Partnership had limited partnership interests in 301 and 304 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2004 and 2003 by series is as follows:

	2004	2003
Series 7	14	14
Series 9	53	53
Series 10	44	44
Series 11	40	40
Series 12	53	53
Series 14	97	100

	301	304

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2004 and 2003 by series are as follows:

	2004	2003
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,413

	$236,345	$236,346

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the Three Months ended March 31, 2004.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2004	2003

Revenues
Rental	$ 722,646	$ 633,921
Interest and other	190,774	51,064
	913,420	684,985

Expenses
Interest	263,007	229,639
Depreciation and amortization	174,116	168,019
Operating expenses	442,694	405,319
	879,817	802,977

NET LOSS	$ 33,603	$ (117,992)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (26,816)	$ (21,576)

Net loss allocated to other partners	$ (336)	$ (1,180)

Net loss suspended	$ 60,083	$ (95,236)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 30,
(Unaudited)

Series 9

	2004	2003

Revenues
Rental	$ 2,741,117	$ 2,994,850
Interest and other	50,764	217,301
	2,791,881	3,212,151

Expenses
Interest	640,869	895,972
Depreciation and amortization	937,196	990,465
Operating expenses	1,790,844	2,069,225
	3,368,909	3,955,662

NET LOSS	$ (577,028)	$ (743,511)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (179,257)	$ (139,237)

Net loss allocated to other partners	$ (5,770)	$ (7,435)

Net loss suspended	$ (392,001)	$ (596,839)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2004	2003

Revenues
Rental	$ 1,814,307	$ 1,747,018
Interest and other	120,488	80,090
	1,934,795	1,827,108

Expenses
Interest	453,172	457,757
Depreciation and amortization	538,221	535,629
Operating expenses	1,225,095	1,156,585
	2,216,488	2,149,971

NET LOSS	$ (281,693)	$ (322,864)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (86,858)	$ (39,308)

Net loss allocated to other partners	$ (2,817)	$ (3,229)

Net loss suspended	$ (192,018)	$ (280,327)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2004	2003

Revenues
Rental	$ 1,740,276	$ 1,677,848
Interest and other	72,614	111,246
	1,812,890	1,789,094

Expenses
Interest	460,884	451,589
Depreciation and amortization	601,956	601,744
Operating expenses	1,159,831	1,117,308
	2,222,671	2,170,641

NET LOSS	$ (409,781)	$ (381,547)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (188,967)	$ (133,914)

Net loss allocated to other partners	$ (4,098)	$ (3,815)

Net loss suspended	$ (216,716)	$ (243,818)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2004	2003

Revenues
Rental	$ 2,092,081	$ 1,952,236
Interest and other	152,254	125,297
	2,244,335	2,077,533

Expenses
Interest	546,787	470,937
Depreciation and amortization	621,205	608,369
Operating expenses	1,425,552	1,377,358
	2,593,544	2,456,664

NET LOSS	$ (349,209)	$ (379,131)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (125,481)	$ (145,837)

Net loss allocated to other partners	$ (3,492)	$ (3,791)

Net loss suspended	$ (220,236)	$ (229,503)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2004	2003

Revenues
Rental	$ 4,118,599	$ 4,172,371
Interest and other	143,649	161,046
	4,262,248	4,333,417

Expenses
Interest	951,346	1,001,185
Depreciation and amortization	1,222,261	1,231,323
Operating expenses	2,934,721	2,754,639
	5,108,328	4,987,148

NET LOSS	$ (846,080)	$ (653,731)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (187,023)	$ (243,520)

Net loss allocated to other partners	$ (8,461)	$ (6,537)

Net loss suspended	$ (650,596)	$ (403,674)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2004
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the year ended December 31, 2004 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2004 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of June 30, 2004 in the amount of $2,813. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $556,195 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $190,866 in Series 7, $4,960 in Series 9, $0 in Series 10, $15,401 in Series 11, $172,310 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of June 30, 2004 the Partnership had $1,753,433 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	14	$ 13,189
9	41,574,018	4,178,029	05/04/90	53	237,888
10	24,288,997	2,428,925	08/24/90	44	189,303
11	24,735,002	2,489,599	12/27/90	40	313,434
12	29,710,003	2,972,795	04/30/91	53	72,354
14	55,728,997	5,574,290	01/27/92	97	927,265

	$186,398,017	18,679,738		301	$1,753,433

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of June 30, 2004 are $13,189, $237,888, $189,303, $290,906, $60,949 and $724,852, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of June 30, 2004 and 2003 the Partnership held limited partnership interests in 301 and 304 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended June 30, 2004 and 2003 were $529,131 and $561,518, respectively.

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

(Series 7) As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at June 30, 2004.

For the three months being reported the series reflects a net income from the Operating Partnerships of $33,603. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $207,719. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Metropole Apartments Associates, L.P. (Metropole Apartments) incurred several capital improvements in 2003, including carpet replacement in all the common areas and new interior lighting in the hallways. These actions have resulted in stabilized high occupancy at the property. The residential section of the property has now achieved an occupancy rate of 97% through the second quarter of 2004 and rent collections are strong. The property is operating above breakeven through the second quarter as a result of the strong occupancy. On

May 8, 2003, the Investment General Partner received notice from the lender that property taxes have not been paid for the tax years 2001 and 2002. The total amount delinquent was $109,225.71. The lender gave a 60-day cure period in which to bring taxes current. The outstanding taxes were paid on July 9, 2003.

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

(Series 9) As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 99.7%. The series had a total of 53 properties at June 30, 2004. Out of the total, 51 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $577,028. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $360,168. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. Occupancy through the second quarter of 2004 is 94%. Operations remain below breakeven due to high operating expenses. The high operating expenses at the property are tied to an increase in advertising, unit turnover and higher utility cost. The management company has increased advertising in an effort to maintain high occupancy. Due to the strong competition from other properties, the property is unable to raise rents to cover the additional operating costs. Consequently, the Operating General Partner is examining alternatives to reduce utility usage and implement energy saving measures. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

Glennwood Hotel Investors (Glennwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The average occupancy during the second quarter of 2004 was 67%, Because of the high vacancy rate, the property will not achieve breakeven operations in 2004. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. Average occupancy was 82.64% in 2003. The average occupancy for the second quarter of 2004 was 88%. The property has operated just above breakeven for the first six months of 2004. The property struggles with tenant retention. Management feels this is due to the lack of cable providers in the area and poor television reception.

To date, management has had difficulty finding a resolution for the cable situation. They are looking into all available options to bring cable to the property. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to increase occupancy.

Warrensburg Estates Limited Partnership (Warrensburg Estates), located in Warrensburg, Missouri, operated at a deficit in 2003 due to the property's high vacancy rate. Occupancy as of June 30, 2004 is 81%. Occupancy has been impacted by the increased competition from newer developments. To improve occupancy management is working with area civic, health, and senior organizations and churches as well as increasing their advertising efforts and working with Rural Development to reduce the property's age restrictions

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) has negotiated a sale of its General Partner interest which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership are $23,864.

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

(Series 10) As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at June 30, 2004, Out of the total, 43 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $281,693. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $256,528. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2003 despite strong occupancy. Due to the operating deficit the auditor issued a "going concern" opinion in the 2003 audit. The property continues to operate below breakeven with an average of 86% for the second quarter of 2004. The property has suffered due to poor on-site management in the past. Both the regional and on-site manager have been replaced in 2004. A more experienced regional manager from within the management company has been assigned this property. The regional manager visits the property once a week to assist the new on-site manager. Management is working with the manager to control operating expenses and stabilize occupancy. This property will continue to be monitored on a monthly basis until it is able to increase occupancy, reduce operating expenses, and generate cash.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, 2001, 2002 and 2003. Average physical occupancy in the first quarter of 2004 was 69% and it remained at 69% through the second quarter of 2004.

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

In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. This amount was added to the mortgage as additional debt creating higher monthly payments. Because the Operating Partnership is unable to support the higher debt payments, the mortgage payments are delinquent and the loan is in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and Rural Development submitted the Operating Partnership to the State Attorneys General office to begin foreclosure proceedings. The Operating General Partner does not expect that Rural Development will foreclose on this partnership prior to the end of the compliance period, which is December 31, 2004.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. Occupancy averaged 85% in the first quarter of 2004 and increased to 95% through the second quarter of 2004.

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

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2003.  The property was severely damaged in a tornado during May 2003 and was uninhabitable throughout 2003. The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time. As of July 1, 2004 8 of the 20 units were leased with three pending applications for the remaining four units.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first quarter of 2004 is 81.46%, showing a slight improvement over the previous quarter. In general, occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner will continue working with the management team to improve their marketing strategies. In December 2003, the existing mortgage was refinanced. The projected savings is approximately $69,000 per year and will help improve property operations. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average second quarter occupancy for 2004 is 77%. There was no improvement over the previous quarter as the site manager was recently removed. Therefore, there has been less leasing activity at the property. In general, occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner will continue working with the management company in hiring a site manager and in improving their marketing strategies. In December 2003, the existing mortgage was refinanced. The projected savings is approximately $65,000 per year and will help improve property operations. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Washington Heights Apartments IV is a 24-unit complex located in Bismarck, North Dakota. Occupancy has fluctuated from quarter-to-quarter and as of March 2004 averaged 75%. This is largely the result of increases in new home sales and competition from newer multifamily developments. Management has increased their marketing efforts, offering rent concessions for new residents and lowering rents to retain existing residents. The Operating General Partner continues to fund the development as needed. Taxes and payables are kept current. The compliance period for this partnership expires on December 31, 2004.

(Series 11) As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at June 30, 2004.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $409,781. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $192,175. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2003. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. On May 24, 2004, a Settlement Agreement (the "Agreement") was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the Estate will provide the Investment General Partner with quarterly accounting records, and if funds are available, make payments to the Investment General Partner against amounts owed to the Partnerships.

On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements. The Operating General Partner did not and to date has not cured the violations. Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents. On April 9, 2004, the proposed removal of the Operating General Partner was approved by the mortgagor. The new Operating General Partner is an entity related to the Investment General Partner. The Investment General Partner and the new Operating General Partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single resident occupancy development with project-based Section 8 rental assistance for all the units. As of the second quarter of 2004, the property's average occupancy was 94%, and it operated above breakeven. Operations improved due to the correction of deferred maintenance issues and the leasing efforts of the new management agent. The property is expected to operated at breakeven in 2004 and will no longer require monthly monitoring. The Investment General Partner will continue monitoring the property's improving performance on a quarterly basis. The mortgage, taxes, and insurance are current. There are no substantial account payables. The Operating General Partner guarantee is unlimited in time and amount.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first quarter of 2004 is 81.46%, showing a slight improvement over the previous quarter. In general, occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner will continue working with the management company to improve their marketing strategies. In December 2003, the mortgage was also refinanced. The projected savings is approximately $69,000 per year and will help improve property operations. The mortgage, taxes, and insurance are all current. The compliance period will expire on December 31, 2005.

Franklin School Associates (Franklin School Apartments) finished 2003 with a loss of roughly $20,000, which was funded by the Investment General Partner. During the first quarter of 2004, additional funding by the Investment General Partner totaling $30,650 was required due to lower than expected occupancy. The poor operations resulted from a management agent transfer at year end. The replacement manager found the property to be in much worse condition than those reported by the departing management firm. An additional claim for out of pocket payroll expenses and accrued management fees totaling $20,375 was paid in April to the former manager to avoid legal action. However, at the end of March, only four units were vacant representing a significant improvement over the 14 vacant at the start of January. At the end of June, only two apartments were vacant. The new property manager remains confident that a more hands on approach at the property will result in higher occupancy levels and lower turnover. The mortgage, taxes and insurance are all current.

London Arms/Lynn Mar Limited (London Arms Apartments) was able to operate above breakeven in 2003 due to increased occupancy and decreased operating expenses. Occupancy in 2003 averaged 99%; compared to the average occupancy in 2002 of 91%. Operating expenses in 2003 were significantly reduced from the prior year's level, particularly maintenance and administrative expenses. Maintenance expense continues to decrease from the previous year in 2004. Also, through the second quarter of 2004, the property is operating above breakeven and continues to maintain strong occupancy with an average of 99%. The Investment General Partner will continue to monitor operating expenses until the property has stabilized.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2003. Due to a decrease in occupancy at the beginning of the second quarter of 2004, the property operated below breakeven for the second quarter of 2004 as well. Occupancy averaged 84.7% for the second quarter. The property is located in an area that is economically depressed. Due to aggressive marketing, management has brought the occupancy back up to 92% as of July 2004. The property's mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average first quarter occupancy for 2004 is 77%. There was no improvement over the previous quarter as the site manager was recently removed. Therefore, there was less leasing activity at the property. In general, occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner will work with the management company in placing a manager on site and to improve their marketing strategies. In December 2003, the mortgage was refinanced. The projected savings is approximately $65,000 per year and will help improve property operations. The mortgage, taxes, and insurance are current.The compliance period will expire in December 31, 2005.

South Fork Heights, Limited (South Fork Heights Apartments) located in South Fork, Colorado is a 48-unit, Rural Development-financed, family development. The property suffers from low occupancy and high turnover due to its location in a small tourist town in the mountains. South Fork has a population of approximately 700 and is heavily dependent on the nearby ski resorts and therefore, has a high level of transience. In addition, a forest fire in 2002, followed by the closing of two major employers that provided jobs for middle to low-income individuals, has severely damaged the local economy. This has resulted in high unemployment, as well as a lack of qualified tenants. Occupancy averaged 70% in 2003. Despite low occupancy, the property generated cash flow of $6,800 in 2002 due to an agreement with Rural Development to suspend required replacement reserve deposits during the year. If this agreement had not been in place, the property would have expended cash of $7,471. The Operating Partnership generated cash of $5,592 in 2003. The Operating General Partner's guarantee expired in 1996. Management has increased advertising and continues to work with the local social service organizations for referrals. The property generated cash of $3,141 in the first quarter of 2004. As of July 2004 the occupancy was 77% with two potential tenants by the end of the month. Management continues to work hard marketing the property but the lack of qualified tenants in the area has made it difficult to increase the occupancy. The property has low operating expenses and could operate above breakeven, including fully funding the replacement reserves, if it could bring it's occupancy up to 83%. Nevada Manor, Limited Partnership (Nevada Manor) located in Nevada, Missouri, operated below breakeven in 2003.  The operating deficits result from the high vacancy rate at this property. The average occupancy for 2003 was 85.8%. Occupancy has improved to average 94% for the first six months of 2004. As a result of the higher occupancy the property operated above breakeven through the second quarter of 2004. Historically turnover has been high at this family property, creating greater vacancy loss. Management has refined the tenant selection criteria to try to gain residents who will stay for longer periods of time. Management indicates that traffic is high at the property due to the amount of interest the property continues to generate.  The property's mortgage, taxes and insurance are all current.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS. This Partnership had historically suffered from low occupancy and operating cash deficits. The average occupancy for 2003 was 76%. However, through the second quarter of 2004 occupancy has improved to 96%. During 2002, two affordable housing residences opened in Arkansas City, which added over 100 new apartments to the housing market. The management company is offering move-in specials for prospective tenants and has advertised in the newspapers and on local television. Additionally, the management company is repainting the interior common areas and exterior trim of the building to enhance the physical condition and appearance of the property. Unaudited second quarter financial statements indicate that the property will breakeven in 2004. The mortgage, real estate taxes and insurance are current.Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2003. Average occupancy through the second quarter of 2004 has remained at 89%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Operating Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Operating Partnership retained a law firm that specializes in tax matters to assist with the second submission. If approved, real estate taxes will decrease by $44,000 annually. The property has successfully reduced its operating expenses, which has improved cash flow.

The Investment General Partner inspected this property in September of 2003 and found it to be in excellent physical condition. The Operating General Partners continue to advance funds to cover deficits.

(Series 12) As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at June 30, 2004. Out of the total, 52 were at 100% qualified occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $349,209. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $271,996. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In June of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2003. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in

the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. On May 24, 2004, a Settlement Agreement (the "Agreement") was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the Estate will provide the Investment General Partner with quarterly accounting records, and if funds are available, make payments to the Investment General Partner against amounts owed to the Partnerships.

On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements. The Operating General Partner did not and to date has not cured the violations. Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents. On April 9, 2004, the proposed removal of the Operating General Partner was approved by the mortgagor. The new Operating General Partner is an entity related to the Investment General Partner. The Investment General Partner and the new Operating General Partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt. The property has a history of high occupancy. However, high operating expenses, particularly taxes and utilities, prevent the property from achieving breakeven. Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. The lender and Investment General Partner are in the process of finalizing a refinance of the first mortgage which should be completed by the end of 2004. This should stabilize the economic condition of the property. The refinance has been repeatedly delayed by Union Baptist Church, the current guarantor for the first mortgage and Operating General Partner. The Operating General Partner had also refused to fund outstanding payables associated with the property. After numerous attempts to persuade the Operating General Partner to adhere to their responsibilities to the partnership, the Investment General Partner elected to submit the Operating General Partner a notice to perform or they would be removed. After receiving the letter to perform the Operating General Partner elected to fund the operating deficit associated with the property and proceeded with efforts to refinance. At this time the Operating General Partner is pursuing completion of refinance of the first mortgage. As of the end of the second quarter of 2004, the property's average occupancy had significantly improved to 100% versus 96% for the same period in 2003. As a result of increased stabilized occupancy the property has also managed to reduce outstanding payables. Currently the previously mentioned property taxes and audit expenses for 2002 and 2003 are the only outstanding payables of note. It is anticipated that all payables will be brought current upon completion of the refinance of the first mortgage.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first quarter for 2004 is 81.46%, showing a slight improvement over the previous quarter. In general, occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner will continue working with the management team in improving their marketing strategies. In December 2003, the mortgage was refinanced. The projected savings is approximately $69,000 per year and will help improve property operations. The mortgage, taxes, and insurance are current. The compliance period for this property will expire on December 31, 2005.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average first quarter occupancy for 2004 is 77%%. There was no improvement over the previous quarter as the site manager was recently replaced. Therefore, there has been no substantial leasing activity at the property. In general, occupancy is hindered at this property due to an increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. The Investment General Partner will continue working with the management company in hiring a site manager and in improving their marketing strategies. In December 2003, the existing mortgage was refinanced. The projected savings is approximately $65,000 per year and will substantially help improve property operations. The mortgage, taxes, and insurance are current. The compliance period for this property will expire on December 31, 2005.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2002. Average occupancy through the second quarter of 2004 has remained at 89%. Ivan Woods refinanced with GMAC in June 2002. After refinancing, the annual debt service payments decreased by over $36,000. The Operating Partnership submitted a second application to Delta Township to participate in a PILOT tax program after the first request was denied in 2002. The Operating Partnership retained a law firm that specializes in tax matters to assist with the second submission. If approved, real estate taxes will decrease by $44,000 annually. The property has successfully reduced its operating expenses, which has improved cash flow. Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. Due to lack of state funding, The Housing Authority of Eufala was unable to issue additional Section 8 vouchers, during 2003 and the first quarter of 2004. As a result occupancy at Lakeridge Apartments suffered greatly from these conditions. The site reported an average occupancy of 66% for 2003 and 63% for the first quarter of 2004. However, occupancy has increased to 93% as of June 30, 2004. The increase is due to the local housing authority's ability to issue new Section 8 vouchers and Management's increased focus on marketing. The site is currently operating slightly below breakeven, but management expects that operations will improve for the remainder of the year.

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia, operated below breakeven in 2003 and the second quarter of 2004 due to low occupancy levels and high operating expenses. The average occupancy for the second quarter 2004 was 76%. Due to her poor performance, the on-site manager was replaced in June 2004. As of early July 2004, occupancy had already begun to increase and was 83%. Management has been replacing a number of the exterior doors to the units, which has helped the property's curb appeal. A new employer, Cost Plus, has moved into the area and management is expecting to have an increased amount of applicants. The Investment General Partner will monitor this deal on a monthly basis until it is able to increase occupancy, reduce expenses, and generate cash.Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA. Occupancy for 2003 has averaged 95%. Occupancy as of June 2004 is 97%. For 2003 the property operated above breakeven. The property was awarded a rent increase effective January 1, 2003. However, the property's ability to generate cash has been affected by the fact that the property has not been receiving rental assistance payments from Rural Development (RD) since December 2002 due to a data entry error. This is causing the property to have rapidly increasing payables. To fund the operating deficits, management has temporarily waived its management fee, funded the property's payroll, and the Operating General Partner will start loaning money to the Operating Partnership. Management has been working to resolve the issue (by contacting state representatives, arranging in person meetings with RD, etc) and expects to have this issue resolved. As of June 2004 management expects to receive $181,207 in past due rental assistance. To ensure the property continues to breakeven the Investment General Partner will continue monitoring this property until the rental assistance payments are received on a regular basis and the property has reduced payables. Woodside Apartments (Woodside Apartments) is a 32 unit property located in Grove City, Pennsylvania. There were a number of problems at the property in 2002 including unruly tenants, which resulted in a number of move outs. Management took action towards the end of the year and began evicting a number of tenants. The previous site manager has been terminated and has since been replaced by a new site manager that has made a strong effort to lease the vacant units. Occupancy continued to struggle in 2003 due to continued evictions and averaging 80% for the year. This decreased occupancy resulted in the property operating below breakeven in 2003. The efforts of the new site manager have resulted in improved occupancy through the second quarter of 2004, averaging 91%. The regional manager and the new site manager will continue to make efforts to maintain increased the occupancy, while maintaining appropriate standards for accepting new tenants. The property is operating slightly below breakeven in 2004 due to a one time insurance payment of $10,515. Had the property not made this full payment in the first half of the year, the property would be operating above breakeven.

(Series 14) As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 97 properties at June 30, 2004. Out of the total, 97 were at 100% Qualified Occupancy.

For the three months being reported the series reflects a net loss from the Operating Partnerships of $846,080. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $376,181. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Series 14 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity, which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total. The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 14 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above. Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred. One Northridge, LTD., in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property continues to experience problems with high payables, low occupancy, and deferred maintenance. As of June 29, 2004 the Operating General Partner reported outstanding payables of $235,847. The Operating General Partner has not provided financial reports since March. The Operating General Partner is attempting to supervise the daily operation and is currently seeking a buyer for the asset. A complete file audit was completed in June 2004 by the Investment General Partner. The general condition of the asset, lack of marketing efforts, and the turnover of the staff continue to be contributing factors to the low occupancy. Lease percentages continue to lag in the market sector at 66% with the market area in the mid 90's.
Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. The property has historically suffered from low occupancy and consequently negative cash flow. In 2002, the Operating General Partner was able to secure an additional 5 units of rental assistance for this property from Rural Development. Occupancy increased in 2002, however, in 2003 occupancy had declined each quarter, ending at 74% for the fourth quarter. The recent decline is due to evictions for non-payment. Management is advertising in the local newspapers and diligently reviewing all new applicants. They are confident that occupancy will increase during 2004. Operating expenses are below average levels and the physical condition of the property is excellent and exhibits no indication of deferred maintenance. The real estate taxes, though current, are being paid by Rural Development as a result of inadequate cash flow from the property. The property is repaying the loan to Rural Development with the monthly mortgage payment. In first quarter 2003, the Operating General Partner applied through Rural Development for a restructure of their mortgage to reduce their monthly mortgage payments and authorize funds for a rehabilitation loan. The workout plan proposed to Rural Development replenishes the replacement reserve account and is estimated to reduce the mortgage by $2,000 per month. The Operating General Partner is working closely with the state Rural Development agency to get approval and an anticipated decision. The Investment General Partner will closely monitor this deal until it is able to increase occupancy and generate cash.Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1993-1998. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS had proposed an adjustment that would disallow 100% of past and future tax credits. The adjustment would also include interest and penalties on the tax credits taken to date. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal and on February 19, 2004, the IRS issued a No Adjustments Letter. A favorable settlement was reached and the audit completed without any changes to the Operating Partnership tax returns for the years ending 1993-1998.The property operated with an average occupancy of 87% for the year 2003. The occupancy has increased to an average of 93% through the second quarter of 2004. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Operating Partnership suffered from low occupancy during 2003 which averaged 81%. Average occupancy through the second quarter of 2004 has increased to 84%. The property was originally designated a senior complex and it had a history of low occupancy because there was a shortage of eligible residents in the area. The Operating General Partner requested that the property be converted from a senior property to a family property in order to increase the number of qualified tenants. Rural Development approved the property conversion effective September 1, 2002. The Regional Manager refocused the marketing efforts towards the new resident profile and offered rental concessions, but the transition has not helped occupancy due to the poor market conditions in the region. However, management is optimistic that with the implementation of different marketing strategies such as community outreach, residential referral programs, and increased advertisement, the occupancy should improve in the third quarter of 2004. Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property generated a small amount of cash in 2003, due to a workout plan with Rural Development. Average occupancy was 90.42% in 2003 and 85% through the first six months of 2004. The property is located in a very rural area. According to management, the property suffers from lack of qualified applicants. There was an on-site management change in mid-2003. Management enacted a rental increase in March 2003, which helped the property generate more rental income than was originally budgeted for 2003. The property continues to operate above breakeven through the second quarter of 2004. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy and generate strong cash flow.

The Operating General Partner of Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its General Partner interest which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2006. The proceeds due to the Investment Partnership are $14,318.
Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. The key issues affecting the property's operations are rent levels and decreased occupancy. In 2003, there was a rent increase of $13 per unit. However, occupancy in 2003 averaged 86%, a substantial decrease from the previous year. Due to the decrease in occupancy and an increase in operating expenses, the property operated below breakeven in 2003. The site manager retired from this property mid year. Prior to the manager's retirement, lease-up activity became lax and the property's occupancy struggled as a result. The site's occupancy continues to struggle against the competition in the area in 2004. There are a number of HUD properties in the area that offer lower rent. A new site manager has since taken over at the property and is working diligently on returning occupancy to a level that will allow the property to breakeven. So far, through the second quarter, the property is operating with an average occupancy of 80%. The property received a rent increase of $12 per unit in 2004; however the property is operating below breakeven through the second quarter as a result of decreased occupancy. The Investment General Partner will continue to monitor operations at this property.In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Park) to the Operating General Partner for total proceeds of $28,760. Of the total received $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 14 exceeded the repayment by $156,940. The unpaid loans and advances were written off by Boston Capital Tax Credit Fund II - Series 14.
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

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.
Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principle Executive Officer and Principle Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principle Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Table_of_Contents

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

(b)Reports on Form 8-K

None

Table_of_Contents

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities

Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date:August 19, 2004	By:	/s/ John P. Manning _________________________

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2004	/s/ John P. Manning __________________	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

John P. Manning

August 19, 2004	/s/ Marc N. Teal __________________	Chief Financial Officer (Principle Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principle Financial and Accounting Officer) BCTC II Assignor Corp.

Marc N. Teal