Form 10-Q
period 2004-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2004-11-19
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2004

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

SIX Months Ended SEPTEMBER 30,

Statement_of_Operations_Series_07 Page 19

Statement_of_Operations_Series_09 Page 20

Statement_of_Operations_Series_10 Page 21

Statement_of_Operations_Series_11 Page 22

Statement_of_Operations_Series_12 Page 23

Statement_of_Operations_Series_14 Page 24

SIX Months Ended SEPTEMBER 30,

Partners_Capital_Series_7 page 26

Partners_Capital_Series_9 page 26

Partners_Capital_Series_10 page 27

Partners_Capital_Series_11 Page 27

Partners_Capital_Series_12 Page 28

Partners_Capital_Series_14 Page 28

Statement_of_Cash_Flows

SIX Months Ended SEPTEMBER 30,

Cash_Flows_Series_7 page 30

Cash_Flows_Series_9 Page 31

Cash_Flows_Series_10 Page 32

Cash_Flows_Series_11 page 33

Cash_Flows_Series_12 page 34

Cash_Flows_Series_14 Page 35

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Notes_to_Financial_Statements

Note_A_Organization Page 36

Note_B_Accounting_Financial_Reporting Page 36

Note_C_Related_Party_Transaction page 37

Note_D_Investments page 39

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 40

Combined_Statements_Series_9 Page 41

Combined_Statements_Series_10 page 42

Combined_Statements_Series_11 Page 43

Combined_Statements_Series_12 page 44

Combined_Statements_Series_14 Page 45

NOTE_E_TAXABLE_LOSS Page 46

Liquidity page 47

Capital_Resources page 47

Results_of_Operations Page 49

Quantitative_and_Qualitative Page 66

Disclosure_Controls_and_Procedures Page 66

Part_II_Other_Information

Signatures page 68

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 15,223,219	$ 16,946,065

OTHER ASSETS
Cash and cash equivalents	1,623,366	1,749,417
Investments	-	-
Notes receivable	303,375	303,374
Deferred acquisition costs (Note B)	874,115	898,393
Other assets	415,908	381,162
	$ 18,439,983	$ 20,278,411

LIABILITIES
Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	29,837,545	28,623,506
Capital contributions payable (Note D)	236,345	236,345
	30,075,270	28,861,231
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(9,934,663)	(6,912,721)

General Partner	(1,700,624)	(1,670,099)
	(11,635,287)	(8,582,820)
	$ 18,439,983	$ 20,278,411

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ 52,288

OTHER ASSETS
Cash and cash equivalents	11,181	12,216
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	5,497	5,500
	$ 16,678	$ 70,004

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,805,942	1,752,962
Capital contributions payable (Note D)	-	-
	1,805,942	1,752,962

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,681,444)	(1,576,201)

General Partner	(107,820)	(106,757)
	(1,789,264)	(1,682,958)
	$ 16,678	$ 70,004

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ 222,660

OTHER ASSETS

Cash and cash equivalents	221,154	243,617
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	15,658	16,092
Other assets	127,229	127,579
	$ 364,041	$ 609,948

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,453,925	6,194,767
Capital contributions payable (NoteD)	-	-
	6,453,925	6,194,767

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,688,166)	(5,188,152)

General Partner	(401,718)	(396,667)

	(6,089,884)	(5,584,819)
	$ 364,041	$ 609,948

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,046,537	$ 2,287,645

OTHER ASSETS
Cash and cash equivalents	168,634	184,427
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	61,945	63,667
Other assets	2,151	2,500
	$ 2,279,267	$ 2,538,239

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,460,011	4,295,267
Capital contributions payable (Note D)	-	-
	4,460,011	4,295,267

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(1,955,818)	(1,536,339)

General Partner	(224,926)	(220,689)
	(2,180,744)	(1,757,028)
	$ 2,279,267	$ 2,538,239

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 3,153,923	$ 3,616,386

OTHER ASSETS
Cash and cash equivalents	281,517	331,830
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	31,401	32,271
Other assets	116,762	86,781
	$ 3,583,603	$ 4,067,268

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,758,074	3,595,234
Capital contributions payable (Note D)	22,528	22,528
	3,780,602	3,617,762

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	19,656	659,696

General Partner	(216,655)	(210,190)
	(196,999)	449,506
	$ 3,583,603	$ 4,067,268

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 4,516,965	$ 4,827,072

OTHER ASSETS
Cash and cash equivalents	43,819	67,139
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	239,704	246,360
Other assets	31,387	25,218
	$ 4,831,875	$ 5,165,789

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,675,901	4,474,748
Capital contributions payable (Note D)	11,405	11,405
	4,687,306	4,486,153

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	400,382	930,098

General Partner	(255,813)	(250,462)
	144,569	679,636
	$ 4,831,875	$ 5,165,789

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,505,794	$ 5,940,014

OTHER ASSETS
Cash and cash equivalents	897,061	910,188
Investments	-	-
Notes receivable	303,375	303,374
Deferred acquisition costs (Note B)	525,407	540,003
Other assets	132,882	133,584
	$ 7,364,519	$ 7,827,163

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	8,683,692	8,310,528
Capital contributions payable (Note D)	202,412	202,412
	8,887,484	8,514,320

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(1,029,273)	(201,823)

General Partner	(493,692)	(485,334)
	(1,522,965)	(687,157)
	$ 7,364,519	$ 7,827,163

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 1,793	$ 4,167
Other income	3,562	29,922
	5,355	34,089

Share of loss from Operating Partnerships(Note D)	(916,478)	(576,114)*

Expenses

Partnership management fee (Note C)	558,826	564,854
Amortization	12,139	12,139
General and administrative expenses	171,610	210,705
	742,575	787,698

NET LOSS	$ (1,653,698)	$ (1,329,723)

Net loss allocated to limited partners	$ (1,637,161)	$ (1,316,426)

Net loss allocated general partner	$ (16,537)	$ (13,297)

Net loss per BAC	$ (.08)	$ (.07)

*Includes gain on sale of Operating Partnerships of $238,000.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2004	2003

Income
Interest income	$ 11	$ 12
Other income	-	3,150
	11	3,162

Share of loss from Operating Partnerships(Note D)	(22,386)	(20,885)

Expenses

Partnership management fee (Note C)	17,193	25,893
Amortization	-	-
General and administrative expenses	11,493	12,272
	28,686	38,165

NET LOSS	$ (51,061)	$ (55,888)

Net loss allocated to limited partners	$ (50,550)	$ (55,329)

Net loss allocated general partner	$ (511)	$ (559)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2004	2003

Income
Interest income	$ 250	$ 2,376
Other income	2,706	2,711
	2,956	5,087

Share of loss from Operating Partnerships(Note D)	(41,976)	50,415*

Expenses

Partnership management fee (Note C)	123,511	127,023
Amortization	217	217
General and administrative expenses	25,758	40,689
	149,486	167,929

NET LOSS	$ (188,506)	$ (112,427)

Net loss allocated to limited partners	$ (186,621)	$ (111,303)

Net loss allocated general partner	$ (1,885)	$ (1,124)

Net loss per BAC	$ (.05)	$ (.03)

*Includes gain on sale of Operating Partnerships of $187,718.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2004	2003

Income
Interest income	$ 184	$ 157
Other income	-	5,433
	184	5,590

Share of loss from Operating Partnerships(Note D)	(154,250)	(87,007)

Expenses

Partnership management fee (Note C)	80,228	75,548
Amortization	860	860
General and administrative expenses	22,997	28,456
	104,085	104,864

NET LOSS	$ (258,151)	$ (186,281)

Net loss allocated to limited partners	$ (255,569)	$ (184,418)

Net loss allocated general partner	$ (2,582)	$ (1,863)

Net loss per BAC	$ (.11)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2004	2003

Income
Interest income	$ 309	$ 312
Other income	0	3,583
	309	3,895

Share of loss from Operating Partnerships(Note D)	(273,495)	(184,081)

Expenses

Partnership management fee (Note C)	80,670	79,620
Amortization	436	436
General and administrative expenses	23,021	27,741
	104,127	107,797

NET LOSS	$ (377,313)	$ (287,983)

Net loss allocated to limited partners	$ (373,540)	$ (285,103)

Net loss allocated general partner	$ (3,773)	$ (2,880)

Net loss per BAC	$ (.15)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2004	2003

Income
Interest income	$ 66	$ 50
Other income	-	4,200
	66	4,250

Share of loss from Operating Partnerships(Note D)	(182,155)	(126,986)

Expenses

Partnership management fee (Note C)	95,389	94,052
Amortization	3,329	3,329
General and administrative expenses	31,557	32,738
	130,275	130,119

NET LOSS	$ (312,364)	$ (252,855)

Net loss allocated to limited partners	$ (309,240)	$ (250,326)

Net loss allocated general partner	$ (3,124)	$ (2,529)

Net loss per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2004	2003

Income
Interest income	$ 973	$ 1,260
Other income	856	10,845
	1,829	12,105

Share of loss from Operating Partnerships(Note D)	(242,216)	(207,570)

Expenses

Partnership management fee (Note C)	161,835	162,718
Amortization	7,297	7,297
General and administrative expenses	56,784	68,809
	225,916	238,824

NET LOSS	$ (466,303)	$ (434,289)

Net loss allocated to limited partners	$ (461,640)	$ (429,946)

Net loss allocated general partner	$ (4,663)	$ (4,343)

Net loss per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 3,658	$ 9,636
Other income	6,375	33,384
	10,033	43,020

Share of loss from Operating Partnerships(Note D)	(1,710,880)	(1,299,506)*

Expenses

Partnership management fee (Note C)	1,087,956	1,082,688
Amortization	24,281	24,281
General and administrative expenses	239,383	279,461
	1,351,620	1,386,430

NET LOSS	$ (3,052,467)	$ (2,642,916)

Net loss allocated to limited partners	$ (3,021,942)	$ (2,616,487)

Net loss allocated general partner	$ (30,525)	$ (26,429)

Net loss per BAC	$ (.16)	$ (.14)

*Includes a gain on sale of Operating Partnerships of $238,000.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2004	2003

Income
Interest income	$ 25	$ 31
Other income	-	3,150
	25	3,181

Share of loss from Operating Partnerships(Note D)	(49,202)	(42,461)

Expenses

Partnership management fee (Note C)	42,064	50,764
Amortization	-	-
General and administrative expenses	15,065	16,366
	57,129	67,130

NET LOSS	$ (106,306)	$ (106,410)

Net loss allocated to limited partners	$ (105,243)	$ (105,346)

Net loss allocated general partner	$ (1,063)	$ (1,064)

Net loss per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2004	2003

Income
Interest income	$ 509	$ 5,424
Other income	2,706	2,908
	3,215	8,332

Share of loss from Operating Partnerships(Note D)	(221,233)	(88,822)*

Expenses

Partnership management fee (Note C)	249,338	242,071
Amortization	435	435
General and administrative expenses	37,274	54,119
	287,047	296,625

NET LOSS	$ (505,065)	$ (377,115)

Net loss allocated to limited partners	$ (500,014)	$ (373,344)

Net loss allocated general partner	$ (5,051)	$ (3,771)

Net loss per BAC	$ (.12)	$ (.09)

*Includes gain on sale of Operating Partnerships of $187,718.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2004	2003

Income
Interest income	$ 376	$ 379
Other income	-	5,510
	376	5,889

Share of loss from Operating Partnerships(Note D)	(241,108)	(126,315)

Expenses

Partnership management fee (Note C)	148,590	143,298
Amortization	1,721	1,721
General and administrative expenses	32,673	38,399
	182,984	183,418

NET LOSS	$ (423,716)	$ (303,844)

Net loss allocated to limited partners	$ (419,479)	$ (300,806)

Net loss allocated general partner	$ (4,237)	$ (3,038)

Net loss per BAC	$ (.17)	$ (.13)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2004	2003

Income
Interest income	$ 631	$ 785
Other income	2,319	5,500
	2,950	6,285

Share of loss from Operating Partnerships(Note D)	(462,462)	(317,995)

Expenses

Partnership management fee (Note C)	154,654	154,786
Amortization	872	872
General and administrative expenses	31,467	36,177
	186,993	191,835

NET LOSS	$ (646,505)	$ (503,545)

Net loss allocated to limited partners	$ (640,040)	$ (498,510)

Net loss allocated general partner	$ (6,465)	$ (5,035)

Net loss per BAC	$ (.26)	$ (.20)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2004	2003

Income
Interest income	$ 143	$ 129
Other income	-	4,200
	143	4,329

Share of loss from Operating Partnerships(Note D)	(307,636)	(272,823)

Expenses

Partnership management fee (Note C)	175,036	174,894
Amortization	6,658	6,658
General and administrative expenses	45,880	44,047
	227,574	225,599

NET LOSS	$ (535,067)	$ (494,093)

Net loss allocated to limited partners	$ (529,716)	$ (489,152)

Net loss allocated general partner	$ (5,351)	$ (4,941)

Net loss per BAC	$ (.18)	$ (.17)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2004	2003

Income
Interest income	$ 1,974	$ 2,888
Other income	1,350	12,116
	3,324	15,004

Share of loss from Operating Partnerships(Note D)	(429,239)	(451,090)*

Expenses

Partnership management fee (Note C)	318,275	316,875
Amortization	14,595	14,595
General and administrative expenses	77,023	90,353
	409,893	421,823

NET LOSS	$ (835,808)	$ (857,909)

Net loss allocated to limited partners	$ (827,450)	$ (849,330)

Net loss allocated general partner	$ (8,358)	$ (8,579)

Net loss per BAC	$ (.15)	$ (.15)

*Includes gain on sale of Operating Partnerships of $50,282.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ (6,912,721)	$ (1,670,099)	$ (8,582,820)

Distributions to Investors	-	-	-

Net income (loss)	(3,021,942)	(30,525)	(3,052,467)

Partners' capital (deficit), September 30, 2004	$(9,934,663)	$ (1,700,624)	$(11,635,287)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2004	$(1,576,201)	$ (106,757)	$(1,682,958)

Distribution to Investors	-	-	-

Net income (loss)	(105,243)	(1,063)	(106,306)

Partners' capital (deficit) September 30, 2004	$(1,681,444)	$ (107,820)	$(1,789,264)

Series 9
Partners' capital (deficit) April 1, 2004	$(5,188,152)	$ (396,667)	$(5,584,819)

Distributions to Investors	-	-	-

Net income (loss)	(500,014)	(5,051)	(505,065)

Partners' capital (deficit) September 30, 2004	$(5,688,166)	$ (401,718)	$(6,089,884)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2004	$ (1,536,339)	$ (220,689)	$ (1,757,028)

Distributions to Investors	-	-	-

Net income (loss)	(419,479)	(4,237)	(423,716)

Partners' capital (deficit) September 30, 2004	$ (1,955,818)	$ (224,926)	$ (2,180,744)

Series 11
Partners' capital (deficit) April 1, 2004	$ 659,696	$ (210,190)	$ 449,506

Distributions to Investors	-	-	-

Net income (loss)	(640,040)	(6,465)	(646,505)

Partners' capital (deficit) September 30, 2004	$ 19,656	$ (216,655)	$(196,999)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2004	$ 930,098	$ (250,462)	$ 679,636

Distributions to Investors	-	-	-

Net income (loss)	(529,716)	(5,351)	(535,067)

Partners' capital (deficit) September 30, 2004	$ 400,382	$ (255,813)	$ 144,569

Series 14
Partners' capital (deficit) April 1, 2004	$ (201,823)	$ (485,334)	$ (687,157)

Distributions to Investors	-	-	-

Net income (loss)	(827,450)	(8,358)	(835,808)

Partners' capital (deficit) September 30, 2004	$(1,029,273)	$ (493,692)	$(1,522,965)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$(3,052,467)	$(2,642,916)
Adjustments
Distributions from Operating Partnerships	11,964	56,276
Amortization	24,281	24,281
Share of Loss from Operating Partnerships	1,710,880	1,299,506
Changes in assets and liabilities
(Decrease) Increase in accounts payable	1,214,040	1,517,415
Decrease (Increase) in other assets	(34,747)	(409,222)

Net cash (used in) provided by operating activities	(126,049)	(154,660)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Proceeds from the sale of Operating Partnerships	-	238,000
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	238,000

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	(2,466,068)

Net cash (used in) provided by financing activity	-	(2,466,068)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,049)	(2,382,728)

Cash and cash equivalents, beginning	1,749,415	3,633,932

Cash and cash equivalents, ending	$ 1,623,366	$ 1,251,204

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2004	2003
Cash flows from operating activities:

Net Loss	$ (106,306)	$ (106,410)
Adjustments
Distributions from Operating Partnerships	3,086	9,698
Amortization	-	-
Share of Loss from Operating Partnerships	49,202	42,461

Changes in assets and liabilities
(Decrease) Increase in accounts payable	52,983	162,586
Decrease (Increase) in other assets	-	(109,222)

Net cash (used in) provided by operating activities	(1,035)	(887)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,035)	(887)

Cash and cash equivalents, beginning	12,216	9,823

Cash and cash equivalents, ending	$ 11,181	$ 8,936

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2004	2003
Cash flows from operating activities:

Net Loss	$(505,065)	$(377,115)
Adjustments
Distributions from Operating Partnerships	1,427	1,426
Amortization	435	435
Share of Loss from Operating Partnerships	221,233	88,822
Changes in assets and liabilities
(Decrease) Increase in accounts payable	259,158	259,159
Decrease (Increase) in other assets	349	-

Net cash (used in) provided by operating activities	(22,463)	(27,273)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Proceeds from the sale of Operating Partnerships		187,718
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	187,718

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	(1,943,184)

Net cash (used in) provided by financing activity	-	(1,943,184)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,463)	(1,782,739)

Cash and cash equivalents, beginning	243,617	2,030,872

Cash and cash equivalents, ending	$ 221,154	$ 248,133

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2004	2003
Cash flows from operating activities:

Net Loss	$ (423,716)	$ (303,844)
Adjustments
Distributions from Operating Partnerships	-	21,437
Amortization	1,721	1,721
Share of Loss from Operating Partnerships	241,108	126,315
Changes in assets and liabilities
(Decrease) Increase in accounts payable	164,742	163,504
Decrease (Increase) in other assets	352	-

Net cash (used in) provided by operating activities	(15,793)	9,133

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,793)	9,133

Cash and cash equivalents, beginning	184,427	121,830

Cash and cash equivalents, ending	$ 168,634	$ 130,963

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2004	2003
Cash flows from operating activities:

Net Loss	$ (646,505)	$ (503,545)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	872	872
Share of Loss from Operating Partnerships	462,462	317,995
Changes in assets and liabilities
(Decrease) Increase in accounts payable	162,840	362,840
Decrease (Increase) in other assets	(29,980)	(300,000)

Net cash (used in) provided by operating activities	(50,311)	(121,838)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,311)	(121,838)

Cash and cash equivalents, beginning	331,828	369,202

Cash and cash equivalents, ending	$ 281,517	$ 247,364

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2004	2003
Cash flows from operating activities:

Net Loss	$(535,067)	$(494,093)
Adjustments
Distributions from Operating Partnerships	2,470	8,813
Amortization	6,658	6,658
Share of Loss from Operating Partnerships	307,636	272,823
Changes in assets and liabilities
(Decrease) Increase in accounts payable	201,153	196,154
Decrease (Increase) in other assets	(6,170)	-

Net cash (used in) provided by operating activities	(23,320)	(9,645)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Proceeds from the sale of Operating Partnership
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,320)	(9,645)

Cash and cash equivalents, beginning	67,139	39,674

Cash and cash equivalents, ending	$ 43,819	$ 30,029

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2004	2003
Cash flows from operating activities:

Net Loss	$ (835,808)	$ (857,909)
Adjustments
Distributions from Operating Partnerships	4,981	14,902
Amortization	14,595	14,595
Share of Loss from Operating Partnerships	429,239	451,090
Changes in assets and liabilities
(Decrease) Increase in accounts payable	373,164	373,172
Decrease (Increase) in other assets	702	-

Net cash (used in) provided by operating activities	(13,127)	(4,150)

Cash flows from investing activities:

Capital Contributions paid to Operating Partnerships	-	-
Investments	-	-
Proceeds from the sale of Operating Partnership	-	50,282
Advances (made to) repaid from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	50,282

Cash flows from financing activity:

Credit adjusters received from (refunded to) Operating Partnerships	-	-

Distributions to Investors	-	(522,884)

Net cash (used in) provided by financing activity	-	(522,884)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,127)	(476,752)

Cash and cash equivalents, beginning	910,188	1,062,531

Cash and cash equivalents, ending	$ 897,061	$ 585,779

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2004 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2004

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2004, the
Partnership has accumulated unallocated acquisition amortization totaling
$461,334. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 2004 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $8,265, $32,692, $16,569, $126,511, and
$277,297, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at September 30, 2004 and 2003 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2004

(Unaudited)

The partnership management fee accrued for the quarters ended September 30, 2004 and 2003 are as follows:

	2004	2003
Series 7	$ 26,193	$ 26,193
Series 9	129,579	129,579
Series 10	82,371	82,371
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	186,585	186,585

	$ 601,965	$ 601,965

As of September 30, 2004, an affiliate of the general partner advanced a total of $533,940 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. No funds were advanced during the quarter ended September 30, 2004. Below is a table that breaks down the total advances, by series as of September 30, 2004.

2004
Series 7	$270,772
Series 9	4,960
Series 11	15,000
Series 12	70,550
Series 14	172,658

$533,940

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2004 and 2003 the Partnership had limited partnership interests in 301 and 304 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2004 and 2003 by series is as follows:

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

The contributions payable at September 30, 2004 and 2003 by series are as follows:

	2004	2003
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the six Months ended June 30, 2004.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2004	2003

Revenues
Rental	$ 1,383,062	$ 1,272,880
Interest and other	237,317	118,679
	1,620,379	1,391,559

Expenses
Interest	469,064	457,902
Depreciation and amortization	347,511	324,562
Operating expenses	867,135	792,754
	1,683,710	1,575,218

NET LOSS	$ (63,331)	$ (183,659)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (49,202)	$ (42,461)

Net loss allocated to other partners	$ (633)	$ (1,837)

Net loss suspended	$ (13,496)	$ (139,361)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2004	2003

Revenues
Rental	$ 5,565,410	$ 5,899,740
Interest and other	98,424	326,517
	5,663,834	6,226,257

Expenses
Interest	1,295,579	1,671,659
Depreciation and amortization	1,868,550	1,965,869
Operating expenses	3,634,389	4,022,419
	6,798,518	7,659,947

NET LOSS	$(1,134,684)	$(1,433,690)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (221,233)	$ (276,540)

Net loss allocated to other partners	$ (11,347)	$ (14,337)

Net loss suspended	$ (902,104)	$(1,142,813)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2004	2003

Revenues
Rental	$ 3,654,160	$ 3,486,296
Interest and other	137,623	176,861
	3,791,783	3,663,157

Expenses
Interest	919,850	893,049
Depreciation and amortization	1,076,106	1,087,740
Operating expenses	2,416,816	2,332,131
	4,412,772	4,312,920

NET LOSS	$ (620,989)	$ (649,763)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (241,108)	$ (126,315)

Net loss allocated to other partners	$ (6,210)	$ (6,498)

Net loss suspended	$ (373,671)	$ (516,950)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2004	2003

Revenues
Rental	$ 3,433,696	$ 3,363,395
Interest and other	131,470	203,920
	3,565,166	3,567,315

Expenses
Interest	854,165	901,768
Depreciation and amortization	1,202,099	1,201,421
Operating expenses	2,341,754	2,235,517
	4,398,018	4,338,706

NET LOSS	$ (832,852)	$ (771,391)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (462,462)	$ (317,995)

Net loss allocated to other partners	$ (8,329)	$ (7,714)

Net loss suspended	$ (362,061)	$ (445,682)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2004	2003

Revenues
Rental	$ 4,199,531	$ 3,907,656
Interest and other	221,558	251,116
	4,421,089	4,158,772

Expenses
Interest	1,084,506	940,364
Depreciation and amortization	1,227,192	1,240,308
Operating expenses	2,813,881	2,756,163
	5,125,579	4,936,835

NET LOSS	$ (704,490)	$ (778,063)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (307,636)	$ (272,823)

Net loss allocated to other partners	$ (7,045)	$ (7,781)

Net loss suspended	$ (389,809)	$ (497,459)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2004	2003

Revenues
Rental	$ 8,280,038	$ 8,353,247
Interest and other	232,349	336,484
	8,512,387	8,689,731

Expenses
Interest	1,869,131	1,973,460
Depreciation and amortization	2,474,233	2,478,578
Operating expenses	5,810,786	5,481,934
	10,154,150	9,933,972

NET LOSS	$ (1,641,763)	$(1,244,241)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (429,239)	$ (501,372)

Net loss allocated to other partners	$ (16,418)	$ (12,442)

Net loss suspended	$ (1,196,106)	$ (730,427)

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
September 30, 2004
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 2004 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of September 30, 2004 in the amount of $6,375. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $556,893 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $190,866 in Series 7, $4,960 in Series 9, $0 in Series 10, $15,401 in Series 11, $173,008 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of September 30, 2004 the Partnership had $1,623,366 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	14	$ 11,181
9	41,574,018	4,178,029	05/04/90	53	221,154
10	24,288,997	2,428,925	08/24/90	44	168,634
11	24,735,002	2,489,599	12/27/90	40	281,517
12	29,710,003	2,972,795	04/30/91	53	43,819
14	55,728,997	5,574,290	01/27/92	97	897,061

	$186,398,017	18,679,738		301	$1,623,366

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of September 30, 2004 are $11,181, $221,154, $168,634, $258,989, $32,414 and $694,649, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of September 30, 2004 and 2003 the Partnership held limited partnership interests in 301 and 304 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended September 30, 2004 and 2003 were $558,826 and $564,854, respectively.

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

(Series 7) As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties, all of which were 100% at September 30, 2004.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $63,331. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $284,180. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Metropole Apartments Associates, L.P. (Metropole Apartments) incurred several capital improvements in 2003, including carpet replacement in all the common areas and new interior lighting in the hallways. These actions have resulted in stabilized high occupancy at the property. The residential section of the property has now achieved an occupancy rate of 97% through the third quarter of 2004 and rent collections are strong. The property is operating above breakeven through the third quarter as a result of the strong occupancy. On

May 8, 2003, the Investment General Partner received notice from the lender that property taxes have not been paid for the tax years 2001 and 2002. The total amount delinquent was $109,225.71. The lender gave a 60-day cure period in which to bring taxes current. The outstanding taxes were paid on July 9, 2003.

The Investment General Partner advanced the funds to the Operating Partnership to cure the delinquent taxes under a note that bears interest at prime + 1% and has a term of one year, renewable upon mutual agreement of the lender and borrower. The General Partner has executed the renewal. The Investment General Partner will no longer provide special disclosure on this partnership as operations have stabilized.

(Series 9) As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 99.7%. The series had a total of 53 properties at September 30, 2004. Out of the total, 51 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,134,684. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $733,866. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. Occupancy through the third quarter of 2004 is 90%. Occupancy at the property had dropped slightly. There has been very little traffic at the property over the last 60 days. The market here is slow with very few phone calls to the property. Average vacancies in the area are running 15-17%. Management is currently running rental concessions since July. The current concession is "Move in and receive $1,500", which can be used any time during the lease term but not all up front, they must also fulfill the entire lease term or the credit will be removed from the account. Operations remain below breakeven due to high operating expenses and fluctuations in occupancy. The high operating expenses at the property are tied to an increase in advertising, unit turnover and higher utility cost. The management company has increased advertising in an effort to maintain high occupancy. Due to the strong competition from other properties, the property is unable to raise rents to cover the additional operating costs. Consequently, the Operating General Partner has examined alternatives to reduce utility usage and implement energy saving measures. The results of these efforts will not be available until fourth quarter. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matures in December 2004. The Operating General Partner is currently negotiating with the lender to grant the extension.

Glennwood Hotel Investors (Glennwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The average occupancy during the third quarter of 2004 was 67%. Because of the high vacancy rate, the property will not achieve breakeven operations in 2004. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. Due to the low occupancy, the property continues to operate below breakeven through the third quarter of 2004. Year to date average occupancy through the third quarter is 85%. The property struggles with tenant retention. Management feels this is due to the lack of cable providers in the area and poor television reception. The property is located in a very isolated rural area with little local employment. Further the property does not have rental assistance and has difficulty finding qualified residents.

To date, management has had difficulty finding a resolution for the cable situation. They are looking into all available options to bring cable to the property. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to increase occupancy.

Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property has operated at a deficit through the third quarter 2004 due to an average occupancy of of 81%. The property has suffered from low occupancy all three quarters of 2004; however, management is making efforts to reduce the number of vacancies. They are advertising daily in the local newspaper and have received approval from the state for an age limit reduction, permitted on a case by case basis. Currently there are no incentives offered; however, management is exploring incentive options. The Investment General Partner will continue to monitor this property and evaluate other marketing opportunities.

Pedcor Investments 1989-VIII, Limited Partnership (Port Crossing Apartments) is a 160-unit property located in Portage, Indiana. Average occupancy through third quarter 2004 is 85.70% and the property is expending cash. Occupancy was low in the first and second quarters; however, occupancy increased from 81% in the first half of 2004 to over 90% for both August and September as a result of management aggressively marketing the property through a resident referral incentive, direct marketing with businesses located nearby the property, and an interactive web-site. Management has also implemented a resident retention program, offering coupons for local eateries. The Replacement Reserve is funded and tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor the property to ensure occupancy stabilizes above 90% and above break-even operations is achieved. The property will reach the end of its compliance period on December 31, 2004. The Investment Limited Partner is actively negotiating the sale of its interest for sometime in early

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) has negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership are $23,864.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) has negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership are $21,477.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) has negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership are $14,318.

(Series 10) As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at September 30, 2004, Out of the total, 43 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $620,989. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $455,117. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2003 despite strong occupancy. Due to the operating deficit the auditor issued a "going concern" opinion in the 2003 audit. The property continues to operate below breakeven with an average of 84% through the second quarter of 2004. The property has suffered due to poor on-site management in the past. Both the regional and on-site manager have been replaced in 2004. A more experienced regional manager from within the management company has been assigned this property. The regional manager visits the property once a week to assist the new on-site manager. Management is working with the manager to control operating expenses and stabilize occupancy. This property will continue to be monitored on a monthly basis until it is able to increase occupancy, reduce operating expenses, and generate cash.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, 2001, 2002 and 2003. Average physical occupancy in the first and second quarter of 2004 was 69% and it remained at 69% through the third quarter of 2004.

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

In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. This amount was added to the mortgage as additional debt creating higher monthly payments. However, the Operating Partnership was unable to support the higher debt payments and as result the mortgage payments have been delinquent for 12 months and the loan is in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and Rural Development submitted the Operating Partnership to the State Attorneys General office to begin foreclosure proceedings. The General Partner has appealed the foreclosure actions and as of September 30, 2004 a court date has not been established. The Operating General Partner does not expect that Rural Development will foreclose on this partnership prior to the end of the compliance period, which is December 31, 2004.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. Occupancy averaged 85% in the first and second quarters and increased to 95% through the third quarter of 2004.

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

In May of 2002, Rural Development utilized mortgage funds to pay real estate taxes for 1998-2001. This amount was added to the mortgage as an additional debt resulting in higher monthly payments. Because the Operating Partnership was unable to support higher debt payments, the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies. Rural Development submitted the Partnership to the State Attorneys General office to begin foreclosure proceedings. The partnership has gone through two court appeals to stop the foreclosure process and both have been denied. In November, the Partnership is planning to file a suite with the Federal District court to contest the foreclosure proceedings. The Operating General Partner does not expect that Rural Development will foreclose on the Operating Partnership prior to the end of the compliance period, which is December 31, 2004.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2003.  The property was severely damaged in a tornado during May 2003 and was uninhabitable through June 2004. The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time. As of September 30, 2004 11 of the 12 units were leased.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first three quarters of 2004 was 81%. Occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. However, due to the generous concessions and collection losses, cash flow remained negative. The Investment General Partner will continue working with the management team to review their marketing and tenant screening process. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2004.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property's occupancy increased from 67% at the end of the second quarter to 81% at the end of the third. This improvement was due to generous concessions being offered by the management company. However, due to the concessions and collection losses, cash flow remained flat. At the end of August, the management of this property was transferred to a different regional manager. She is revising the property's marketing strategy and reviewing concessions to improve occupancy without increasing tenant receivables. She is also trying to improve tenant retention. The Investment General Partner will continue monitoring the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Washington Heights Apartments IV is a 24-unit complex located in Bismarck, North Dakota. Occupancy has fluctuated from quarter-to-quarter and as of the third quarter of 2004 average occupancy was 75%. This is largely the result of increases in new home sales and competition from newer multifamily developments. Management has increased their marketing efforts, offering rent concessions for new residents and lowering rents to retain existing residents. The Operating General Partner continues to fund the development as needed. Taxes and payables are kept current. The compliance period for this partnership expires on December 31, 2004.

(Series 11) As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at September 30, 2004.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $832,852. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $369,247. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In September of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2003. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. On May 24, 2004, a Settlement Agreement (the "Agreement") was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the Estate will provide the Investment General Partner with quarterly accounting records, and if funds are available, make payments to the Investment General Partner against amounts owed to the Partnerships.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. Occupancy dropped from 95% at the second quarter to 85% in October due to lack of tenant referrals from the city of Tucson. At the same time, the management company is discouraged from marketing independently. However, they were given permission to do so recently due to the low occupancy. Marketing effort is successful, and the property is expected to be 98% occupied by November. Despite the reduced income, the property is still able to support operating expenses. The Investment General Partner will continue monitoring the property's improving performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expires December 31, 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first three quarters of 2004 was 81%. Occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. However, due to the generous concessions and collection losses, cash flow remained negative. The Investment General Partner will continue working with the management company to review their marketing strategies and tenant screening process. The mortgage, taxes, and insurance are all current. The compliance period will expire on December 31, 2004.

Franklin School Associates (Franklin School Apartments) finished 2003 with a loss of roughly $20,000, which was funded by the Investment General Partner. During the first quarter of 2004, additional funding by the Investment General Partner totaling $30,650 was required due to lower than expected occupancy. The poor operations resulted from a management agent transfer at year end. The replacement manager found the property to be in much worse condition than those reported by the departing management firm. An additional claim for out of pocket payroll expenses and accrued management fees totaling $20,375 was paid in April to the former manager to avoid legal action. However, at the end of March, only four units were vacant representing a significant improvement over the 14 vacant at the start of January. At the end of September, only four apartments were vacant. The new property manager remains confident that a more hands on approach at the property will result in higher occupancy levels and lower turnover. The mortgage, taxes and insurance are all current. However the loan servicer, Midland Loan Services, put the mortgage in a technical default because they have not approved the new manager in writing pending receipt of a signed management agreement. A signed agreement will be forwarded for their review and written approval during the fourth quarter.

London Arms/Lynn Mar Limited (London Arms Apartments) was able to operate above breakeven in 2003 due to increased occupancy and decreased operating expenses. Occupancy in 2003 averaged 99%; compared to the average occupancy in 2002 of 91%. Operating expenses in 2003 were significantly reduced from the prior year's level, particularly maintenance and administrative expenses. Maintenance expense continues to decrease from the previous year in 2004. Also, through the third quarter of 2004, the property is operating above breakeven and continues to maintain strong occupancy with an average of 99%. The Investment General Partner will no longer provide special disclosure on this partnership as operations have stabilized.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2003 due to low occupancy. As a result of improved occupancy the property has operated at breakeven through the third quarter of 2004. The average occupancy through the end of the second quarter is 89%. Because the property is located in an economically depressed area, occupancy will be an ongoing concern for this partnership. The property's mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property's occupancy increased from 67% at the end of the second quarter to 81% at the end of the third. This improvement was due to generous concessions being offered by the management company. However, cue to the concessions and collection losses, cash flow remained flat. At the end of August, the management of this property was transferred to a different regional manager. She is revising the property's marketing strategy and reviewing concessions to improve occupancy without increasing tenant receivables. She is also trying to improve tenant retention. The Investment General Partner will continue monitoring the operations of Pines by the Creek. The mortgage, taxes, and insurance are current. The compliance period will expire in December 31, 2005.Nevada Manor, Limited Partnership (Nevada Manor) located in Nevada, Missouri, operated below breakeven in 2003.  The operating deficits resulted from the high vacancy rate at the property. The average occupancy for 2003 was 85.8%. Occupancy has improved to average 94% through the third quarter of 2004. As a result of the higher occupancy, the property operated above breakeven through the third quarter of 2004. Due to the improved operations, the Investment General partner will no longer provide special disclosure on its operations.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS. This Partnership had historically suffered from low occupancy and operating cash deficits. The average occupancy for 2003 was 76%. However, through the third quarter of 2004 occupancy has improved to 96%. During 2002, two affordable housing communities opened in Arkansas City, which added over 100 new apartments to the housing market. In response to the increased competition, the management company intensified leasing efforts by offering move-in specials for prospective tenants and has advertised in the newspapers and on local television. Additionally, the management company repainted the interior common areas and exterior trim of the building to enhance the physical condition and appearance of the property. Unaudited third quarter financial statements indicate that the property will breakeven in 2004. The mortgage, real estate taxes and insurance are current.Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2003. Average occupancy through the third quarter of 2004 is 90%. The partnership was successfully reduced its operating expenses by $20,000, which has improved cash flow and resulted in a DCR of 1.29 through the third quarter of 2004. The compliance period expires in 2004 and the Operating General Partner is working with the Investment General Partner on an exit strategy.

Eldon Manor Limited Partnership (Eldon Manor) is a 24-unit property located in Eldon, Missouri. The property has operated with an average occupancy through third quarter 2004 of 88%; however, it is operating above breakeven. Occupancy has stayed above 90% since June and currently has only one unit vacant. Management advertises monthly in the local newspaper. The reserve replacement is funded to date and tax, insurance, and mortgage payments are current. The Investment General Partner will continue to monitor this property's occupancy.

(Series 12) As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 53 properties at September 30, 2004. Out of the total, 52 were at 100% qualified occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $704,490. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $522,702. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In September of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2003. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in

the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. On May 24, 2004, a Settlement Agreement (the "Agreement") was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the Estate will provide the Investment General Partner with quarterly accounting records, and if funds are available, make payments to the Investment General Partner against amounts owed to the Partnerships.

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

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt. The property has a history of high occupancy. However, high operating expenses particularly taxes and utilities, prevent the property from achieving breakeven. Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. The lender and Investment General Partner are in the process of finalizing a refinance of the first mortgage which should be completed by the end of 2004. This should stabilize the economic condition of the property. Union Baptist Church, the current guarantor for the first mortgage and Operating General Partner has repeatedly delayed the refinance. The Operating General Partner had also refused to fund outstanding payables associated with the property. After numerous attempts to persuade the Operating General Partner to adhere to their responsibilities to the partnership, the Investment General Partner elected to submit the Operating General Partner a notice to perform or they would be removed. After receiving the letter to perform the Operating General Partner elected to fund the operating deficit associated with the property and proceeded with efforts to refinance. At this time the Operating General Partner is pursuing completion of refinance of the first mortgage. As of the end of the third quarter of 2004, the property's average occupancy had significantly improved to 100% versus 96% for the same period in 2003. As a result of increased stabilized occupancy the property has also managed to reduce outstanding payables. Currently the previously mentioned property taxes and audit expenses for 2002 and 2003 are the only outstanding payables of note. It is anticipated that all payables will be brought current upon completion of the refinance of the first mortgage.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first three quarters of 2004 was 81%. Occupancy is hindered at this property due to increase in competition and the age of the property. This property was developed in 1989 and does not have the amenities available in the newer apartment communities. Rental incentives and concessions are being offered to help attract potential residents. However, due to the generous concessions and collection losses, cash flow remained negative. The Investment General Partner will continue working with the management team in reviewing their marketing strategies and tenant screening process. The mortgage, taxes, and insurance are current. The compliance period for this property will expire on December 31, 2005.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The occupancy increased from 67% at the end of the second quarter to 81% at the end of the third. This increase was due to generous concessions being offered by the management company. However, cash flow remained flat due to the concessions and collection losses. At the end of August, the management of this property was transferred to a different regional manager. She is revising the property's marketing strategy and reviewing concessions to improve occupancy without increasing tenant receivables. She is also trying to improve tenant retention. The Investment General Partner will continue monitoring the operations of Pines by the Creek. The mortgage, taxes, and insurance are current. The compliance period for this property will expire on December 31, 2005.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 89% in 2003. Average occupancy through the third quarter of 2004 is 90%. After refinancing, the annual debt service payments decreased by over $36,000. The property has successfully reduced its operating expenses, which has improved cash flow and resulted in a DCR of 1.29 through the third quarter of 2004.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. Due to a lack of state funding, The Housing Authority of Eufala was unable to issue additional Section 8 vouchers, during 2003 and the first quarter of 2004. As a result occupancy at Lakeridge Apartments suffered greatly from these conditions. The site reported an average occupancy of 66% for 2003 and 63% for the first quarter of 2004. However, occupancy has averaged 92% for the second and third quarters. As of September 30, 2004, the site was 93% occupied. The increase in occupancy is due to the local housing authority's ability to issue new Section 8 vouchers and Management's increased focus on marketing. The site is currently operating slightly below breakeven due to the low first quarter occupancy. Management expects that occupancy will remain above 90% for the remainder of the year, which will allow them to decrease the deficit and end the year at or near breakeven.

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia. The partnership operated below breakeven in 2003 and through the third quarter of 2004 due to low occupancy levels and high operating expenses. Due to her poor performance, the on-site manager was replaced in June 2004. As of the third quarter, occupancy had already begun to increase and averaged 90%. The property continues to operate below breakeven because of the low occupancy in the first half of 2004. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy, reduce expenses, and generate cash.Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA. This property appears to have stabilized with an average occupancy of 98.25% through third quarter 2004 and operations above breakeven. The replacement reserve is funded, and tax, insurance, and mortgage payments are all current. As operations have improved and stabilized we will no longer provide special disclosure on this partnership.

Scott City Associates III, Limited Partnership (Oak Street Apartments) is an 24-unit family property located in Scott City, Missouri. The property has operated with occupancy of 96% through third quarter 2004, and is cash. This property appears to have achieved stability through increased occupancy and reduced operational costs but will continue to be monitored by the Investment General Partner.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. Despite an average occupancy of 86% through third quarter 2004, the property is operating above break-even. Low interest rates are allowing more people to buy in this area; however, management continues to market aggressively through cold calls, billboards, newspaper ads, and a rental incentive of one month of free rent. The Replacement Reserve is funded and tax, insurance, and mortgage payments are all current. The Investment General Partner will continue to monitor the property and will work with management on determining effective marketing techniques for increasing occupancy in this market.

Woodside Apartments (Woodside Apartments) is a 32 unit property located in Grove City, Pennsylvania. There were a number of problems at the property in 2002 including unruly tenants, which resulted in a number of move outs. Management took action towards the end of the year and began evicting a number of tenants. The previous site manager has been terminated and has since been replaced by a new site manager that has made a strong effort to lease the vacant units. Occupancy continued to struggle in 2003 due to continued evictions and averaging 80% for the year. This decreased occupancy resulted in the property operating below breakeven in 2003. The efforts of the new site manager have resulted in improved occupancy through the third quarter of 2004, averaging 93%. The regional manager and the new site manager will continue to make efforts to maintain increased occupancy, while maintaining appropriate standards for accepting new tenants. The property is operating slightly below breakeven in 2004 due to a one time insurance payment of $10,515. Had the property not made this full payment in the first month of the year, the property would be operating above breakeven. Provided operations remain stable through the remainder of the year we will no longer provide special disclosure on the operations of this partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. The property suffers from low occupancy and high turnover due higher rents and market competition.

In 2003, the property had an average occupancy of 84% and DCR of .67. The manager was replaced in 2004 and a Police sub-station was placed at the property. In an effort to increase occupancy management has increased advertising, distributed flyers and visited all local employers for referrals.

As of September 2004 the average occupancy was 78% with two potential residents moving in by the end of the month. Management continues to work hard marketing the property but the lack of qualified tenants in the area has made it difficult to increase the occupancy. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current. A former resident has filed a lawsuit naming Yorkshire Townhomes and owners regarding a claim of civil rights violation. The Plaintiff has demanded a trial by jury, which is expected to be heard in the first quarter of 2005.

(Series 14) As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 97 properties at September 30, 2004. Out of the total, 97 were at 100% Qualified Occupancy.

For the six months being reported the series reflects a net loss from the Operating Partnerships of $1,641,763. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $832,470. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

In late March 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

One Northridge, LTD., in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property continues to experience problems with high payables, low occupancy, and deferred maintenance. As of June 29, 2004 the Operating General Partner reported outstanding payables of $235,847. The Operating General Partner has not provided financial reports since March. The Operating General Partner is attempting to supervise the daily operation and is currently seeking a buyer for the asset. The Investment General Partner completed a complete file audit in June 2004. The general condition of the asset, lack of marketing efforts, and the turnover of the staff continue to be contributing factors to the low occupancy. Lease percentages continue to lag in the market sector at 66% with the market area in the mid 90's. A replacement General Partner is being considered to turn around operations, make improvements to the property, and re-initiate reporting.
Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. In the first quarter of 2003, the Operating General Partner applied through Rural Development for a restructure of their mortgage to reduce their monthly mortgage payment and bring the Replacement Reserve account current. After nearly two years of negotiations, the plan was approved and the mortgage is scheduled to be re-amortized in the fourth quarter of 2004. Once the re-amortization is complete, Rural Development will consider the Replacement Reserve account current. The monthly mortgage payment will be reduced by approximately $2,000. Due to management changes during 2004, which included the replacement of the on site manager, the average occupancy for the third quarter increased to 99% from an average of 86% for the second quarter. Due to the increase in occupancy and reduction of operating expenses the property generated cash flow through the third quarter of 2004. The Investment Partner is confident that once the mortgage re-amortization is finalized the property will stabilize through the end of the compliance period.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1993-1998. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS had proposed an adjustment that would disallow 100% of past and future tax credits. The adjustment would also include interest and penalties on the tax credits taken to date. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal and on February 19, 2004, the IRS issued a No Adjustments Letter. A favorable settlement was reached and the audit completed without any changes to the Operating Partnership tax returns for the years ending 1993-1998.The property operated with an average occupancy of 87% for the year 2003. The occupancy has increased to an average of 94% through the third quarter of 2004. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The property was originally designated a senior complex and it had a history of low occupancy because there was a shortage of eligible residents in the area. The Operating General Partner requested that the property be converted from a senior property to a family property in order to increase the number of qualified residents. Rural Development approved the property conversion effective September 1, 2002.

The Operating Partnership suffered from low occupancy during 2003, which averaged 81%. Through the third quarter of 2004, this property was operating with average occupancy of 86%. To increase occupancy, the Regional Manager increased marketing efforts by offering rental concessions. However, due to poor market conditions in the region occupancy is not improving. The management company is optimistic that with the implementation of different marketing strategies such as community outreach, residential referral programs, and increased advertisement, the occupancy should improve in the fourth quarter of 2004. Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property generated a small amount of cash in 2003, due to a workout plan with Rural Development. Average occupancy was 90.42% in 2003 and 86% through the third quarter of 2004. The property is located in a very rural area and the property suffers from lack of qualified applicants. There was an on-site management change in mid-2003. Despite low occupancy, the property continues to operate above breakeven through the third quarter of 2004. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy and generate strong cash flow. The Operating General Partner of Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2006. The proceeds to the Investment Partnership are $14,318.
Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. The key issues affecting the property's operations are rent levels and decreased occupancy. In 2003, there was a rent increase of $13 per unit. However, occupancy in 2003 averaged 86%, a substantial decrease from the previous year. Due to the decrease in occupancy and an increase in operating expenses, the property operated below breakeven in 2003. The site manager retired from this property mid year. Prior to the manager's retirement, lease-up activity became lax and the property's occupancy struggled as a result. The site's occupancy continues to struggle against the competition in the area in 2004. There are a number of HUD properties in the area that offer lower rent. A new site manager has since taken over at the property and is working diligently on returning occupancy to a level that will allow the property to breakeven. So far, through the third quarter, the property is operating with an average occupancy of 77%. The property received a rent increase of $12 per unit in 2004; however the property is operating below breakeven through the third quarter as a result of decreased occupancy. The Investment General Partner will continue to monitor operations at this property.In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Park) to the Operating General Partner for total proceeds of $28,760. Of the total received $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 14 exceeded the repayment by $156,940. The unpaid loans and advances were written off and included in the gain on the sale of the Operating Partnership for Boston Capital Tax Credit Fund II - Series 14.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for total proceeds of $715,000. Of the total received $4,500 actually was for payment of an outstanding reporting fee and $710,500 was proceeds from the transfer of the interest. Of the total proceeds received $504,941 was utilized to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14 and Haven Park Housing Corp. Remaining sale proceeds paid to Boston Capital Tax Credit Fund I-Series 4 (BCTC I) and Boston Capital Tax Credit Fund II-Series 14 (BCTC II) were $26,374 and $179,185, respectively. The allocation of the amounts between the two Investment Limited Partnerships was based on their percentage ownership in the Operating Partnership. Of the proceeds received, it is estimated that approximately $5,793 and $39,360, for Series 4 and Series 14, respectively, will be distributed to the investors. Provided that these are the actual amounts distributed, the investor per BAC distributions will be $.002 and $.007, respectively, for Series 4 and 14. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds totalling $146,906 has been anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the Investment in Operating Partnerships balances of Haven Park Partners II for Series 4 and Series 14 were not equal to the sale proceeds received by each series, Series 4 and Series 14 recorded gains on the sale of the Operating Partnership of $20,889 and $179,188, respectively.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Table_of_Contents

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 19, 2004	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.