Form 10-Q
period 2004-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2005-02-22
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2004

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
FOR THE QUARTER ENDED DECEMBER 31, 2004

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

Capital_Resources page 47

Results_of_Operations Page 49

Quantitative_and_Qualitative Page 66

Disclosure_Controls_and_Procedures Page 66

Part_II_Other_Information

Signatures page 68

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 14,357,490	$ 16,946,065

OTHER ASSETS
Cash and cash equivalents	1,880,991	1,749,417
Investments	-	-
Notes receivable	303,375	303,374
Deferred acquisition costs (Note B)	861,974	898,393
Other assets	415,911	381,162
	$ 17,819,741	$ 20,278,411

LIABILITIES
Accounts payable	$ 8,267	$ 1,380
Accounts payable affiliates (Note C)	30,443,386	28,623,506
Capital contributions payable (Note D)	236,345	236,345
	30,687,998	28,861,231
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(11,155,304)	(6,912,721)

General Partner	(1,712,953)	(1,670,099)
	(12,868,257)	(8,582,820)
	$ 17,819,741	$ 20,278,411

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 5,779	$ 52,288

OTHER ASSETS
Cash and cash equivalents	50,802	12,216
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	5,497	5,500
	$ 62,078	$ 70,004

LIABILITIES

Accounts payable	$ 362	$ -
Accounts payable affiliates (Note C)	1,834,679	1,752,962
Capital contributions payable (Note D)	-	-
	1,835,041	1,752,962

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,665,306)	(1,576,201)

General Partner	(107,657)	(106,757)
	(1,772,963)	(1,682,958)
	$ 62,078	$ 70,004

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ 222,660

OTHER ASSETS

Cash and cash equivalents	232,297	243,617
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	15,441	16,092
Other assets	127,228	127,579
	$ 374,966	$ 609,948

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,583,504	6,194,767
Capital contributions payable (NoteD)	-	-
	6,583,504	6,194,767

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,805,634)	(5,188,152)

General Partner	(402,904)	(396,667)

	(6,208,538)	(5,584,819)
	$ 374,966	$ 609,948

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,676,721	$ 2,287,645

OTHER ASSETS
Cash and cash equivalents	347,589	184,427
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	61,084	63,667
Other assets	2,155	2,500
	$ 2,087,549	$ 2,538,239

LIABILITIES

Accounts payable	$ 6,525	$ -
Accounts payable affiliates (Note C)	4,542,379	4,295,267
Capital contributions payable (Note D)	-	-
	4,548,904	4,295,267

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,233,623)	(1,536,339)

General Partner	(227,732)	(220,689)
	(2,461,355)	(1,757,028)
	$ 2,087,549	$ 2,538,239

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 2,975,441	$ 3,616,386

OTHER ASSETS
Cash and cash equivalents	283,459	331,830
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	30,966	32,271
Other assets	116,762	86,781
	$ 3,406,628	$ 4,067,268

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,839,494	3,595,234
Capital contributions payable (Note D)	22,528	22,528
	3,862,022	3,617,762

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(236,155)	659,696

General Partner	(219,239)	(210,190)
	(455,394)	449,506
	$ 3,406,628	$ 4,067,268

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 4,376,250	$ 4,827,072

OTHER ASSETS
Cash and cash equivalents	48,589	67,139
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	236,373	246,360
Other assets	31,387	25,218
	$ 4,692,599	$ 5,165,789

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,773,053	4,474,748
Capital contributions payable (Note D)	11,405	11,405
	4,784,458	4,486,153

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	166,318	930,098

General Partner	(258,177)	(250,462)
	(91,859)	679,636
	$ 4,692,599	$ 5,165,789

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 5,323,299	$ 5,940,014

OTHER ASSETS
Cash and cash equivalents	918,255	910,188
Investments	-	-
Notes receivable	303,375	303,374
Deferred acquisition costs (Note B)	518,110	540,003
Other assets	132,882	133,584
	$ 7,195,921	$ 7,827,163

LIABILITIES

Accounts payable	$ 1,380	$ 1,380
Accounts payable affiliates (Note C)	8,870,277	8,310,528
Capital contributions payable (Note D)	202,412	202,412
	9,074,069	8,514,320

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(1,380,904)	(201,823)

General Partner	(497,244)	(485,334)
	(1,878,148)	(687,157)
	$ 7,195,921	$ 7,827,163

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 1,736	$ 1,263
Other income	12,294	9,440
	14,030	10,703

Share of loss from Operating Partnerships(Note D)	(695,376)*	(681,823)

Expenses

Partnership management fee (Note C)	506,177	495,450
Amortization	12,139	35,861
General and administrative expenses	33,308	43,701
	551,624	575,012

NET LOSS	$ (1,232,970)	$ (1,246,132)

Net loss allocated to limited partners	$ (1,220,640)	$ (1,233,671)

Net loss allocated general partner	$ (12,330)	$ (12,461)

Net loss per BAC	$ (.07)	$ (.37)

* Includes gain on sale for Series 7 of $25,815 and loss on sale for Series 10 of $61,815 of Operating Partnerships for 2004.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2004	2003

Income
Interest income	$ 7	$ 10
Other income	2,100	-
	2,107	10

Share of loss(income) from Operating Partnerships(Note D)	31,594*	(12,692)

Expenses

Partnership management fee (Note C)	13,157	78
Amortization	-	23,722
General and administrative expenses	4,243	2,362
	17,400	26,162

NET LOSS(INCOME)	$ 16,301	$ (38,844)

Net loss(income) allocated to limited partners	$ 16,138	$ (38,456)

Net loss(income) allocated general partner	$ 163	$ (388)

Net loss(income) per BAC	$ .02	$ (.04)

* Includes gain on sale of Operating Partnerships of $25,815 for 2004.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2004	2003

Income
Interest income	$ 238	$ 284
Other income	5,695	3,150
	5,933	3,434

Share of loss from Operating Partnerships(Note D)	-	(89,538)

Expenses

Partnership management fee (Note C)	117,978	125,943
Amortization	217	217
General and administrative expenses	6,391	12,539
	124,586	138,699

NET LOSS	$ (118,653)	$ (224,803)

Net loss allocated to limited partners	$ (117,466)	$ (222,555)

Net loss allocated general partner	$ (1,187)	$ (2,248)

Net loss per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2004	2003

Income
Interest income	$ 168	$ 166
Other income	2,249	3,950
	2,417	4,116

Share of loss from Operating Partnerships(Note D)	(233,843)*	(33,199)

Expenses

Partnership management fee (Note C)	44,197	45,645
Amortization	860	860
General and administrative expenses	4,130	4,830
	49,187	51,335

NET LOSS	$ (280,613)	$ (80,418)

Net loss allocated to limited partners	$ (277,807)	$ (79,614)

Net loss allocated general partner	$ (2,806)	$ (804)

Net loss per BAC	$ (.12)	$ (.03)

* Includes loss on sale of Operating Partnerships of $61,815 for 2004.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2004	2003

Income
Interest income	$ 285	$ 378
Other income	150	1,356
	435	1,734

Share of loss from Operating Partnerships(Note D)	(178,482)	(207,637)

Expenses

Partnership management fee (Note C)	76,314	73,728
Amortization	436	436
General and administrative expenses	3,598	7,277
	80,348	81,441

NET LOSS	$ (258,395)	$ (287,344)

Net loss allocated to limited partners	$ (255,811)	$ (284,471)

Net loss allocated general partner	$ (2,584)	$ (2,873)

Net loss per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2004	2003

Income
Interest income	$ 35	$ 47
Other income	1,800	384
	1,835	431

Share of loss from Operating Partnerships(Note D)	(136,433)	(76,327)

Expenses

Partnership management fee (Note C)	93,706	67,893
Amortization	3,329	3,329
General and administrative expenses	4,794	5,665
	101,829	76,887

NET LOSS	$ (236,427)	$ (152,783)

Net loss allocated to limited partners	$ (234,063)	$ (151,255)

Net loss allocated general partner	$ (2,364)	$ (1,528)

Net loss per BAC	$ (.08)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2004	2003

Income
Interest income	$ 1,003	$ 378
Other income	300	600
	1,303	978

Share of loss from Operating Partnerships(Note D)	(178,212)	(262,430)

Expenses

Partnership management fee (Note C)	160,825	182,163
Amortization	7,297	7,297
General and administrative expenses	10,152	11,028
	178,274	200,488

NET LOSS	$ (355,183)	$ (461,940)

Net loss allocated to limited partners	$ (351,631)	$ (457,321)

Net loss allocated general partner	$ (3,552)	$ (4,619)

Net loss per BAC	$ (.06)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 5,393	$ 11,200
Other income	18,669	42,824
	24,062	54,024

Share of loss from Operating Partnerships(Note D)	(2,406,256)*	(1,981,329)**

Expenses

Partnership management fee (Note C)	1,594,133	1,676,453
Amortization	36,421	36,420
General and administrative expenses	272,689	248,565
	1,903,243	1,961,438

NET LOSS	$ (4,285,437)	$ (3,888,743)

Net loss allocated to limited partners	$ (4,242,583)	$ (3,849,856)

Net loss allocated general partner	$ (42,854)	$ (38,887)

Net loss per BAC	$ (.23)	$ (1.21)

* Includes gain on sale of $25,815 and loss on sale of $61,815 of Operating Partnerships for 2004.

** Includes gain on sale of Operating Partnerships of $238,000 for 2003.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine months Ended December 31,

(Unaudited)

Series 7

	2004	2003

Income
Interest income	$ 32	$ 42
Other income	2,100	3,150
	2,132	3,192

Share of loss from Operating Partnerships(Note D)	(17,608)*	(55,153)

Expenses

Partnership management fee (Note C)	55,221	13,059
Amortization	-	-
General and administrative expenses	19,308	80,234
	74,529	93,293

NET LOSS	$ (90,005)	$(145,254)

Net loss allocated to limited partners	$ (89,105)	$(143,801)

Net loss allocated general partner	$ (900)	$ (1,453)

Net loss per BAC	$ (.09)	$ (.14)

* Includes gain on sale of Operating Partnerships of $25,815 for 2004.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 9

	2004	2003

Income
Interest income	$ 746	$ 5,709
Other income	8,401	6,058
	9,147	11,767

Share of loss from Operating Partnerships(Note D)	(221,233)	(178,360)*

Expenses

Partnership management fee (Note C)	367,316	368,014
Amortization	652	652
General and administrative expenses	43,665	66,657
	411,633	435,323

NET LOSS	$ (623,719)	$ (601,916)

Net loss allocated to limited partners	$ (617,482)	$ (595,897)

Net loss allocated general partner	$ (6,237)	$ (6,019)

Net loss per BAC	$ (.15)	$ (.14)

*Includes gain on sale of Operating Partnerships of $187,718 for 2003.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 10

	2004	2003

Income
Interest income	$ 544	$ 545
Other income	2,249	9,460
	2,793	10,005

Share of loss from Operating Partnerships(Note D)	(474,951)*	(159,514)

Expenses

Partnership management fee (Note C)	192,787	188,942
Amortization	2,581	2,581
General and administrative expenses	36,801	43,229
	232,169	234,752

NET LOSS	$ (704,327)	$ (384,261)

Net loss allocated to limited partners	$ (697,284)	$ (380,418)

Net loss allocated general partner	$ (7,043)	$ (3,843)

Net loss per BAC	$ (.29)	$ (.16)

*Includes loss on sale of Operating Partnerships of $61,815 for 2004.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 11

	2004	2003

Income
Interest income	$ 916	$1,162
Other income	2,469	6,856
	3,385	8,018

Share of loss from Operating Partnerships(Note D)	(640,944)	(525,632)

Expenses

Partnership management fee (Note C)	230,968	259,666
Amortization	1,308	1,308
General and administrative expenses	35,065	12,301
	267,341	273,275

NET LOSS	$ (904,900)	$ (790,889)

Net loss allocated to limited partners	$ (895,851)	$ (782,980)

Net loss allocated general partner	$ (9,049)	$ (7,909)

Net loss per BAC	$ (.36)	$ (.32)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 12

	2004	2003

Income
Interest income	$ 178	$ 176
Other income	1,800	4,584
	1,978	4,760

Share of loss from Operating Partnerships(Note D)	(444,069)	(349,150)

Expenses

Partnership management fee (Note C)	268,741	277,199
Amortization	9,988	9,987
General and administrative expenses	50,675	15,300
	329,404	302,486

NET LOSS	$ (771,495)	$ (646,876)

Net loss allocated to limited partners	$ (763,780)	$ (640,407)

Net loss allocated general partner	$ (7,715)	$ (6,469)

Net loss per BAC	$ (.26)	$ (.22)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine months Ended December 31,
(Unaudited)

Series 14

	2004	2003

Income
Interest income	$ 2,977	$ 3,566
Other income	1,650	12,716
	4,627	16,282

Share of loss from Operating Partnerships(Note D)	(607,451)	(713,520)*

Expenses

Partnership management fee (Note C)	479,100	569,573
Amortization	21,892	21,892
General and administrative expenses	87,175	30,844
	588,167	622,309

NET LOSS	$ (1,190,991)	$ (1,319,547)

Net loss allocated to limited partners	$ (1,179,081)	$ (1,306,352)

Net loss allocated general partner	$ (11,910)	$ (13,195)

Net loss per BAC	$ (.21)	$ (.24)

*Includes gain on sale of Operating Partnerships of $50,282 for 2003.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ (6,912,721)	$ (1,670,099)	$ (8,582,820)

Distributions to Investors	-	-	-

Net income (loss)	(4,242,583)	(42,854)	(4,285,437)

Partners' capital (deficit), December 31, 2004	$(11,155,304)	$ (1,712,953)	$(12,868,257)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2004	$(1,576,201)	$ (106,757)	$(1,682,958)

Distribution to Investors	-	-	-

Net income (loss)	(89,105)	(900)	(90,005)

Partners' capital (deficit) December 31, 2004	$(1,665,306)	$ (107,657)	$(1,772,963)

Series 9
Partners' capital (deficit) April 1, 2004	$(5,188,152)	$ (396,667)	$(5,584,819)

Distributions to Investors	-	-	-

Net income (loss)	(617,482)	(6,237)	(623,719)

Partners' capital (deficit) December 31, 2004	$(5,805,634)	$ (402,904)	$(6,208,538)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2004	$ (1,536,339)	$ (220,689)	$ (1,757,028)

Distributions to Investors	-	-	-

Net income (loss)	(697,284)	(7,043)	(704,327)

Partners' capital (deficit) December 31, 2004	$ (2,233,623)	$ (227,732)	$ (2,461,355)

Series 11
Partners' capital (deficit) April 1, 2004	$ 659,696	$ (210,190)	$ 449,506

Distributions to Investors	-	-	-

Net income (loss)	(895,851)	(9,049)	(904,900)

Partners' capital (deficit) December 31, 2004	$ (236,155)	$ (219,239)	$ (455,394)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2004	$ 930,098	$ (250,462)	$ 679,636

Distributions to Investors	-	-	-

Net income (loss)	(763,780)	(7,715)	(771,495)

Partners' capital (deficit) December 31, 2004	$ 166,318	$ (258,177)	$ (91,859)

Series 14
Partners' capital (deficit) April 1, 2004	$ (201,823)	$ (485,334)	$ (687,157)

Distributions to Investors	-	-	-

Net income (loss)	(1,179,081)	(11,910)	(1,190,991)

Partners' capital (deficit) December 31, 2004	$(1,380,904)	$ (497,244)	$(1,878,148)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$(4,285,437)	$(3,888,743)
Adjustments
Distributions from Operating Partnerships	31,968	56,194
Amortization	36,421	36,420
Share of Loss from Operating Partnerships	2,406,256	1,981,329
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,887	-
Decrease (Increase) in other assets	(34,750)	(109,221)
(Decrease) Increase in accounts payable affiliates	1,819,881	1,926,874

Net cash (used in) provided by operating activities	(18,774)	2,853

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	150,350	238,000
Investments	-	-

Net cash (used in) provided by investing activities	150,350	238,000

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	(2,474,996)

Net cash (used in) provided by financing activity	-	(2,474,996)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,576	(2,234,143)

Cash and cash equivalents, beginning	1,749,415	3,633,932

Cash and cash equivalents, ending	$ 1,880,991	$ 1,399,789

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2004	2003
Cash flows from operating activities:

Net Loss	$ (90,005)	$ (145,254)
Adjustments
Distributions from Operating Partnerships	3,086	9,698
Amortization	-	-
Share of Loss from Operating Partnerships	17,608	55,153
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	362	-
Decrease (Increase) in other assets	-	(109,221)
(Decrease) Increase in accounts payable affiliates	81,720	190,937

Net cash (used in) provided by operating activities	12,771	1,313

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	25,815	-
Investments	-	-

Net cash (used in) provided by investing activities	25,815	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,586	1,313

Cash and cash equivalents, beginning	12,216	9,823

Cash and cash equivalents, ending	$ 50,802	$ 11,136

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2004	2003
Cash flows from operating activities:

Net Loss	$(623,719)	$(601,916)
Adjustments
Distributions from Operating Partnerships	1,427	1,427
Amortization	652	652
Share of Loss from Operating Partnerships	221,233	178,360
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	350	-
(Decrease) Increase in accounts payable affiliates	388,737	388,737

Net cash (used in) provided by operating activities	(11,320)	(32,741)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	187,718
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	187,718

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	(1,952,112)

Net cash (used in) provided by financing activity	-	(1,952,112)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,320)	(1,797,135)

Cash and cash equivalents, beginning	243,617	2,030,872

Cash and cash equivalents, ending	$ 232,297	$ 233,737

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2004	2003
Cash flows from operating activities:

Net Loss	$(704,327)	$(384,261)
Adjustments
Distributions from Operating Partnerships	11,438	21,439
Amortization	2,581	2,581
Share of Loss from Operating Partnerships	474,951	159,514
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,525	-
Decrease (Increase) in other assets	349	-
(Decrease) Increase in accounts payable affiliates	247,110	245,875

Net cash (used in) provided by operating activities	38,627	45,148

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	124,535	-
Investments	-	-

Net cash (used in) provided by investing activities	124,535	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	163,162	45,148

Cash and cash equivalents, beginning	184,427	121,830

Cash and cash equivalents, ending	$ 347,589	$ 166,978

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2004	2003
Cash flows from operating activities:

Net Loss	$(904,900)	$(790,889)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	1,308	1,308
Share of Loss from Operating Partnerships	640,944	525,632
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(29,981)	-
(Decrease) Increase in accounts payable affiliates	244,260	244,259

Net cash (used in) provided by operating activities	(48,369)	(19,690)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,369)	(19,690)

Cash and cash equivalents, beginning	331,828	369,202

Cash and cash equivalents, ending	$ 283,459	$ 349,512

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2004	2003
Cash flows from operating activities:

Net Loss	$(771,495)	$(646,876)
Adjustments
Distributions from Operating Partnerships	6,753	8,729
Amortization	9,988	9,987
Share of Loss from Operating Partnerships	444,069	349,150
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(6,170)	-
(Decrease) Increase in accounts payable affiliates	298,305	297,307

Net cash (used in) provided by operating activities	(18,550)	18,297

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,550)	18,297

Cash and cash equivalents, beginning	67,139	39,674

Cash and cash equivalents, ending	$ 48,589	$ 57,971

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2004	2003
Cash flows from operating activities:

Net Loss	$(1,190,991)	$(1,319,547)
Adjustments
Distributions from Operating Partnerships	9,264	14,902
Amortization	21,892	21,892
Share of Loss from Operating Partnerships	607,451	713,520
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	702	-
(Decrease) Increase in accounts payable affiliates	559,749	559,759

Net cash (used in) provided by operating activities	8,067	(9,474)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	50,282

Net cash (used in) provided by investing activities	-	50,282

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	(522,884)

Net cash (used in) provided by financing activity	-	(522,884)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,067	(482,076)

Cash and cash equivalents, beginning	910,188	1,062,531

Cash and cash equivalents, ending	$ 918,255	$ 580,455

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2004 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2004, the
Partnership has accumulated unallocated acquisition amortization totaling
$473,476. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2004 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $8,481, $33,554, $17,007, $129,839, and
$284,595, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at December 31, 2004 and 2003 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

(Unaudited)

The partnership management fee accrued for the quarters ended December 31, 2004 and 2003 are as follows:

	2004	2003
Series 7	$ 26,193	$ 26,193
Series 9	129,579	129,579
Series 10	82,371	82,371
Series 11	81,420	81,420
Series 12	95,817	95,817
Series 14	186,585	186,585

	$ 601,965	$ 601,965

As of December 31, 2004, an affiliate of the general partner advanced a total of $533,940 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. No funds were advanced during the quarter ended December 31, 2004. Below is a table that breaks down the total advances, by series as of December 31, 2004.

2004
Series 7	$270,772
Series 9	4,960
Series 11	15,000
Series 12	70,550
Series 14	172,658

$533,940

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2004 and 2003 the Partnership had limited partnership interests in 297 and 303 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2004 and 2003 by series is as follows:

	2004	2003
Series 7	12	14
Series 9	53	53
Series 10	43	44
Series 11	40	40
Series 12	52	53
Series 14	97	99

	297	303

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2004 and 2003 by series are as follows:

	2004	2003
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2004.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

(Unaudited)

Series 7

	2004	2003

Revenues
Rental	$ 2,051,403	$ 1,931,545
Interest and other	310,521	158,578
	2,361,924	2,090,123

Expenses
Interest	687,402	647,110
Depreciation and amortization	518,729	504,300
Operating expenses	1,288,587	1,181,102
	2,494,718	2,332,512

NET LOSS	$ (132,794)	$ (242,389)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (17,608)	$ (55,153)

Net loss allocated to other partners	$ (1,328)	$ (2,424)

Net loss suspended	$ (113,858)	$ (184,812)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 9

	2004	2003

Revenues
Rental	$ 8,279,844	$ 7,982,154
Interest and other	160,384	394,597
	8,440,228	8,376,751

Expenses
Interest	1,956,184	2,147,633
Depreciation and amortization	2,757,954	2,625,198
Operating expenses	5,420,000	5,440,438
	10,134,138	10,213,269

NET LOSS	$(1,693,910)	$(1,836,518)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (221,233)	$ (366,078)

Net loss allocated to other partners	$ (16,939)	$ (18,365)

Net loss suspended	$(1,455,738)	$(1,452,075)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 10
	2004	2003

Revenues
Rental	$ 5,233,823	$ 5,339,398
Interest and other	206,625	242,597
	5,440,448	5,581,995

Expenses
Interest	1,332,935	1,334,892
Depreciation and amortization	1,578,024	1,621,983
Operating expenses	3,559,333	3,480,898
	6,470,292	6,437,773

NET LOSS	$(1,029,844)	$ (855,778)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (413,136)	$ (159,514)

Net loss allocated to other partners	$ (10,298)	$ (8,558)

Net loss suspended	$ (606,410)	$ (687,706)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 11

	2004	2003

Revenues
Rental	$ 5,200,887	$ 5,014,339
Interest and other	214,900	327,439
	5,415,787	5,341,778

Expenses
Interest	1,281,108	1,304,868
Depreciation and amortization	1,803,820	1,789,339
Operating expenses	3,464,503	3,367,549
	6,549,431	6,461,756

NET LOSS	$(1,133,644)	$(1,119,978)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (640,944)	$ (525,632)

Net loss allocated to other partners	$ (11,336)	$ (11,200)

Net loss suspended	$ (481,364)	$ (583,146)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 12
	2004	2003

Revenues
Rental	$ 6,251,328	$ 5,868,195
Interest and other	306,880	319,133
	6,558,208	6,187,328

Expenses
Interest	1,584,954	1,393,910
Depreciation and amortization	1,845,964	1,831,870
Operating expenses	4,176,850	4,033,401
	7,607,768	7,259,181

NET LOSS	$(1,049,560)	$ (1,071,853)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (444,069)	$ (349,150)

Net loss allocated to other partners	$ (10,496)	$ (10,719)

Net loss suspended	$ (594,995)	$ (711,984)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 14
	2004	2003

Revenues
Rental	$ 13,023,849	$12,436,683
Interest and other	402,773	390,192
	13,426,622	12,826,875

Expenses
Interest	2,940,525	2,897,047
Depreciation and amortization	3,940,708	3,772,587
Operating expenses	9,204,613	8,183,053
	16,085,846	14,852,687

NET LOSS	$ (2,659,224)	$(2,025,812)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (607,451)	$ (763,802)

Net loss allocated to other partners	$ (26,592)	$ (20,258)

Net loss suspended	$ (2,025,181)	$(1,241,752)

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
December 31, 2004
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 2004 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of December 31, 2004 in the amount of $18,669. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $652,439 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $285,078 in Series 7, $4,960 in Series 9, $0 in Series 10, $15,401 in Series 11, $174,342 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of December 31, 2004 the Partnership had $1,880,991 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	12	$ 50,802
9	41,574,018	4,178,029	05/04/90	53	232,297
10	24,288,997	2,428,925	08/24/90	43	347,589
11	24,735,002	2,489,599	12/27/90	40	283,459
12	29,710,003	2,972,795	04/30/91	52	48,589
14	55,728,997	5,574,290	01/27/92	97	918,255

	$186,398,017	18,679,738		297	$1,880,991

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of December 31, 2004 are $50,802, $232,297, $347,589, $260,931, $37,184 and $715,843, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of December 31, 2004 and 2003 the Partnership held limited partnership interests in 297 and 303 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended December 31, 2004 and 2003 were $601,965 and $495,450, respectively.

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

(Series 7) As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties, all of which were 100% at December 31, 2004.

For the period ended December 31, 2004 and 2003, Series 7 reflects net loss from Operating Partnerships of $(132,794) and $(242,398), respectively, which includes depreciation and amortization of $518,729 and $504,300, respectively.

In December 2004, the Investment Partnership sold its interest in Buckner Properties, Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the Investment Partnership of $18,225. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $13,225 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $182 represents a fee for overseeing and managing the disposition of the property; $11,043 represents partial reimbursement of outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $13,043 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Winfield Properties II, Limited Partnership to the Operating General Partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the Investment Partnership of $17,951. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $12,951 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: The breakdown of the amounts to be paid to BCAMLP is as follows: $180 represents a fee for overseeing and managing the disposition of the property; $10,771 represents partial reimbursement of outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $12,771 as of December 31, 2004.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,695,906, the proceeds are estimated to be $2,238,090. Of the proceeds received: $120,086 represents re-payment of loans due to partners; $73,751 represents payment of outstanding investor services fees; $61,748 represents payment of outstanding coordination fees due to the non-profit Managing General Partner; $32,500 represents payment of outstanding partnership management fees due to the Operating General Partner; and $168,000 represents payment of a sales preparation fee to the Operating General Partner. The remaining proceeds of $1,782,005 are anticipated to be paid to the Investment Limited Partners, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. Once the determination of the amount due to each Investment Partnership has been determined, a determination of the amounts to be distributed to the limited partners of each Investment Partnership will be made.

In December 2001, the Operating General Partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing from BCTC II - Series 7. In March 2003, the Investment General Partner entered into an agreement to sell the property to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,658,087 and anticipated proceeds to the Investment Partnership of $350,000. Of this amount, it is estimated that the net distribution to the investors will be approximately $161,610. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.156. The remaining proceeds of $188,390 are anticipated to be paid to for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $15,000 represents a fee for overseeing and managing the disposition of the property; $169,390 represents partial reimbursement for outstanding asset management fees; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.

(Series 9) As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.7%. The series had a total of 53 properties at December 31, 2004. Out of the total, 51 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 9 reflects net loss from Operating Partnerships of $(1,693,910) and $(1,836,518), respectively, which includes depreciation and amortization of $2,757,954 and $2,625,198, respectively.

Series 9 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun group"). The Operating Partnerships are Big Lake Seniors Apts., Blanco Seniors Apts. Ltd. and Pleasanton, Ltd. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 9 from the Calhoun Partnerships is approximately $75,331, which is approximately 9% of the total annual tax credit available to investors in Series 9.

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

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. Occupancy through the fourth quarter of 2004 is 83%. Occupancy at the property had dropped slightly. There has been very little traffic at the property over the last 60 days. The market here is slow with very few phone calls to the property. Average vacancies in the area are running 15-17%. Management is currently running rental concessions since July. The current concession is "Move in and receive $1,500", which can be used any time during the lease term but not all up front, they must also fulfill the entire lease term or the credit will be removed from the account. Operations remain below breakeven due to high operating expenses and fluctuations in occupancy. The high operating expenses at the property are tied to an increase in advertising, unit turnover and higher utility cost. The management company has increased advertising in an effort to maintain high occupancy. Due to the strong competition from other properties, the property is unable to raise rents to cover the additional operating costs. Consequently, the Operating General Partner has examined alternatives to reduce utility usage and implement energy saving measures. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matures in December 2004. The Operating General Partner obtained a one year extension from the lender so that alternative financing arrangements can be pursued.

Glennwood Hotel Investors (Glennwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The average occupancy during 2004 was 67%. Because of the high vacancy rate, the property will not achieve breakeven operations in 2004. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. Average occupancy was 86% in 2003. The average occupancy for the fourth quarter of 2004 was 90%. Due to low occupancy early in 2004, the property operated below breakeven through the fourth quarter of 2004. The property struggles with tenant retention. Management feels this is due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment. The property does not have rental assistance and has difficulty finding qualified residents. Management has contacted several cable providers to determine if bringing cable to the property is possible. The on-site manager continues to organize resident functions and "block parties" in an effort to improve retention. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to operate above breakeven.

Warrensburg Estates Limited Partnership (Warrensburg Estates, is a 32-unit property located in Warrensburg, Missouri. The property has operated at a deficit throughout 2004 due to low occupancy. Several units have been vacant for months because there was insufficient operating income to refurbish the units and Rural Development would not approve withdrawals from the Replacement Reserves. In December Rural Development finally approved the use of funds from the Replacement Reserve to renovate 8 units, which will help to improve occupancy. Additionally, management is advertising daily in the local newspaper. The property reached the end of its compliance period on December 31, 2004. The Investment Limited Partner for Warrensburg Estates is currently negotiating the sale of its interest, but will continue to monitor this property until the sale is complete.

Pedcor Investments 1989-VIII, Limited Partnership (Port Crossing Apartments) is a 160-unit property located in Portage, Indiana. Average occupancy in 2004 was 87% and the property is generating cash. Occupancy was low in the first and second quarters; however, occupancy increased from 81% in the first half of 2004 to over 90% as a result of aggressive marketing. A resident referral incentive, direct marketing to local businesses, and an interactive web-site were implemented. Management has also implemented a resident retention program, offering coupons for local eateries. The Replacement Reserve is funded and tax, insurance, and mortgage payments are all current. The property reached the end of its compliance period on December 31, 2004.

In December 2004, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1988-VIII to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and anticipated proceeds to Series 9 of $906,000. The sale of the ILP's interest is expected to occur in the first quarter of 2005. Of the total receipts anticipated, $32,000 actually will be for payment of outstanding reporting fees and $874,000 will be proceeds from the sale of the ILP's interest. Of the net proceeds anticipated, it is estimated that approximately $232,000 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distributions will be $.056. The total return to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $674,000 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,060 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Proceeds received for the partial sale

In October 2004, the Operating General Partner of Cedar Rapids Housing Associates entered into an agreement to sell the property and the transaction is expected to close in the first quarter of 2005. As of December 31, 2004 the property's fifteen (15) year tax credit compliance period expired. It is anticipated that net proceeds to Series 9 will be $450,000, which includes payment of outstanding reporting fees of $5,500. Of the proceeds to the Investment Partnership it is anticipated that $225,000 will be returned to the investors and $219,500 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.053. The breakdown of the amount to be paid to BCAMLP is as follows: $59,750 represents a fee for overseeing and managing the disposition of the property; $150,750 represents partial reimbursement for outstanding asset management fees; and $9,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) has negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership of $23,864 are expected to be received in the first quarter 2005.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) has negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership of $21,477 are expected to be received in the first quarter 2005.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) has negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. The proceeds payable to the Investment Partnership of $14,318 are expected to be received in the first quarter 2005.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. Despite an average occupancy of 84% through fourth quarter 2004, the property is operating above break-even. Low interest rates are allowing more people to buy in this area; however, management continues to market aggressively through cold calls, billboards, newspaper ads, and a rental incentive of one month of free rent. The Investment Limited Partner for Springfield Housing Associates is currently negotiating the sale of its interest, but will continue to monitor operations closely until the sale is complete or occupancy has increased and stabilized.

In January 2005, Boston Capital Tax Credit Fund II - Series 9 sold its Investment Limited Partner interest in Maywood Associates Limited to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200. Proceeds from the sale are expected to be received in the first quarter 2005. Of the total to be received, $13,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. Of the total remaining proceeds it is expected that $10,000 will be returned to the investors and $33,200 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.

(Series 10) As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9%. The series had a total of 43 properties at December 31, 2004, Out of the total, 42 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 10 reflects net loss from Operating Partnerships of $(1,029,844) and $(855,778), respectively, which includes depreciation and amortization of $1,578,024 and $1,621,983, respectively.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2003 despite strong occupancy. Due to the operating deficit the auditor issued a "going concern" opinion in the 2003 audit. The property continues to operate below breakeven with an average of 87% through the fourth quarter of 2004. The property has suffered due to poor on-site management in the past. Both the regional and on-site manager were replaced in 2004. A more experienced regional manager from within the management company has been assigned to this property. The regional manager visits the property once a week to assist the new on-site manager. Management is working with the manager to control operating expenses and stabilize occupancy. The efforts of the new manager have been successful and occupancy was 98% as of December 31, 2004. This property will continue to be monitored on a monthly basis until it is able to reduce operating expenses and generate cash.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the years 1998, 2000, 2001, 2002 and 2003. Average physical occupancy through the third quarter of 2004 was 65% and it remained at 65% through the fourth quarter of 2004.

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

In May of 2002, Rural Development vouchered mortgage funds to pay real estate taxes for 1998, 2000, and 2001. This amount was added to the mortgage as additional debt creating higher monthly payments. However, the Operating Partnership was unable to support the higher debt payments and as result the mortgage payments have been delinquent for 12 months and the loan is in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and Rural Development submitted the Operating Partnership to the State Attorneys General office to begin foreclosure proceedings. The General Partner has appealed the foreclosure actions and as of December 31, 2004 a court date has not been established. The Compliance period ended December 31, 2004.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. Occupancy averaged 82% through third quarter of 2004 and decreased to 79% through in the fourth quarter of 2004.

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

In May of 2002, Rural Development utilized mortgage funds to pay real estate taxes for 1998-2001. This amount was added to the mortgage as an additional debt resulting in higher monthly payments. Because the Operating Partnership was unable to support higher debt payments, the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies. Rural Development submitted the Partnership to the State Attorneys General office to begin foreclosure proceedings. The partnership has gone through two court appeals to stop the foreclosure process and both have been denied. In November 2004, the Partnership filed a suite with the Federal District court to contest the foreclosure proceedings and as of December 31, 2004, a court date had not been established. The Compliance period ended on December 31, 2004.

In December 2004, Boston Capital Tax Credit Fund II - Series 10 (the "ILP") negotiated a partial sale of its Investment Limited Partner interest in Pedcor Investments 1988-X to the Operating General Partner. In December 2004, 24.99% of the ILP interest was transferred to the Operating General Partner for proceeds to Series 9 of $131,060. In addition, the Investment Limited Partner and the Operating General Partner negotiated a put option regarding the future transfer of the remaining ILP interest. The sale of remaining ILP interest is expected to occur in the first quarter of 2006. Upon the exercise of the ILP's put option, the Operating General Partner will assume the Operating Partnership's outstanding mortgage, which is currently approximately $3,123,338. In addition the Operating General Partner will pay additional estimated proceeds to Series 9 of $489,440. Of the total anticipated proceeds from the partial sale and put option, it is estimated that approximately $192,286 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distributions will be $.079. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $428,214 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $5,550 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of estimated expenses incurred in connection with the disposition and $410,164 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the Investment Partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The Investment Partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2003.  The property was severely damaged in a tornado during May 2003 and was uninhabitable through June 2004. The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time. Occupancy had been steady at 92% (11 out of 12units) until December 2004. A resident flooded her unit by stuffing items into the toilet. The flooding damaged her unit and the unit next door. They are rehabbing both units and currently have three vacant units for an occupancy of 75%.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first three quarters of 2004 was 81% however this dropped to 77% during the fourth quarter and year-end cash flow was negative. Over the past four months, almost 50% of the units were vacated with non-payment eviction being the primary cause (29 of 38 move-outs). Residents in these non-payment evictions were given rent concessions at the beginning of their leases, then never paid rent for subsequent months. Management has revisited their rent concession policy and has begun to aggressively market the property and improve curb appeal. The Investment General Partner will continue working with the management company to review their marketing strategies and tenant screening process. The mortgage, taxes, and insurance are all current. The compliance period expired on December 31, 2004.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Although, the property's occupancy increased from 67% at the end of the second quarter to 81% at year-end, this was due to generous rent concessions that created higher collection losses and flat cash flow. At the end of the third quarter, the management company changed regional managers and the property has been consistently improving. Through the fourth quarter, the property's marketing strategy was revised, the practice of concessions was reviewed, and the site staff retrained. Occupancy has improved without increasing tenant receivables. She has also begun to implement programs that will improve tenant retention. The Investment General Partner will continue monitoring the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Washington Heights Apartments IV is a 24-unit complex located in Bismarck, North Dakota. Occupancy has fluctuated from quarter-to-quarter and as of the year-end 2004 average occupancy was 85% with occupancy for November and December at 100%. The low occupancy rate early in the year is largely the result of increases in new home sales and competition from newer multifamily developments. Management has changed the manager in the month of October,increased their marketing efforts, offering rent concessions for new residents and lowering rents to retain existing residents. The Operating General Partner continues to fund the development as needed. Taxes and payables are kept current. The compliance period for this partnership expired on December 31, 2004.

(Series 11) As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at December 31, 2004.

For the period ended December 31, 2004 and 2003, Series 11 reflects net loss from Operating Partnerships of $(1,133,644) and $(1,119,978), respectively, which includes depreciation and amortization of $1,803,820 and $1,789,339, respectively.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. Occupancy dropped from 95% in the second quarter to 85% in October due to lack of tenant referrals from the Tucson housing authority. Although the management company was initially discouraged from marketing independently, they were recently given permission to do so and year-end occupancy has reached 97%. During the months of reduced occupancy and income, the property was able to support operating expenses that are slightly below state averages. The Investment General Partner will continue monitoring the property's improving performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expires December 31, 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first three quarters of 2004 was 81% however this dropped to 77% during the fourth quarter and year-end cash flow was negative. Over the past four months, almost 50% of the units were vacated with non-payment eviction being the primary cause (29 of 38 move-outs). Residents in these non-payment evictions were given rent concessions at the beginning of their leases, then never paid rent for subsequent months. Management has revisited their rent concession policy and has begun to aggressively market the property and improve curb appeal. The Investment General Partner will continue working with the management company to review their marketing strategies and tenant screening process. The mortgage, taxes, and insurance are all current. The compliance period will expire on December 31, 2004.

Franklin School Associates (Franklin School Apartments) finished 2004 with a loss of roughly $20,000, which was funded by the Investment General Partner. During the first quarter of 2004, additional funding by the Investment General Partner totaling $30,650 was required due to lower than expected occupancy. The poor operations resulted from a management agent transfer at the end of 2003. The replacement manager found the property to be in much worse condition than those reported by the departing management firm. An additional claim for out of pocket payroll expenses and accrued management fees totaling $20,375 was paid in April to the former manager to avoid legal action. At the end of March, only four units were vacant representing a significant improvement over the 14 vacant at the start of January. At the end of September, only four apartments were vacant but at year end, eight apartments were vacant due to turnover and evictions. The new property manager remains confident that a more hands on approach at the property will result in higher occupancy levels and lower turnover. The mortgage, taxes and insurance are all current. However the loan servicer, Midland Loan Services, put the mortgage in a technical default because they have not approved the new manager in writing pending receipt of a signed management agreement. A signed agreement will be forwarded for their review and written approval.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2003 due to low occupancy. As a result of improved occupancy the property has operated at breakeven through the fourth quarter of 2004. The average occupancy through the end of the second quarter is 90%. Because the property is located in an economically depressed area, occupancy will be an ongoing concern for this partnership. The property's mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Although, the property's occupancy increased from 67% at the end of the second quarter to 81% at the end of the third, this was due to generous rent concessions that created higher collection losses and flat cash flow. At the end of the third quarter, the management company changed regional managers and the property has been consistently improving. Throughout the fourth quarter, she has revised the property's marketing strategy, reviewed the practice of concessions, and retrained site staff. Occupancy has improved without increasing tenant receivables. She has also begun to implement programs that will improve tenant retention. The Investment General Partner will continue monitoring the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS. This Partnership had historically suffered from low occupancy and operating cash deficits. The average occupancy for 2003 was 76%. However, the most recent occupancy report showed improved occupancy of 92%. The mortgage, real estate taxes and insurance are current.

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

Eldon Manor Limited Partnership (Eldon Manor) is a 24-unit property located in Eldon, Missouri. Occupancy has improved at the property to average 90% for the year. The property is currently 100% occupied and operating above breakeven. The replacement reserve is funded to date and tax, insurance, and mortgage payments are current. The property will reach the end of its compliance period on December 31, 2005 and the Investment Limited Partner is currently negotiating the sale of its interest. Now that operations have improved and stabilized we will no longer provide special disclosure on this partnership.

(Series 12) As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 52 properties at December 31, 2004. Out of the total, 51 were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, Series 12 reflects net loss from Operating Partnerships of $(1,049,560) and $(1,071,853), respectively, which includes depreciation and amortization of $1,845,964 and $1,831,870, respectively.

The Investment Partnership received notification of mortgage default in 2004 and attempts to sell the property or to get the bank to accept a deed in lieu of foreclosure were unsuccessful. As all possible options to dispose of the property were exhausted, and bringing the properties mortgage current would have required cash infusions by the Investment Partnership, it was determined that it was in the best interest of the Investment Partnership to allow the mortgage holder to foreclose on the property. Since the tax credit compliance period for Franklin House Apartment LP expired on December 31, 2002, the Investment Partnership will not be subject to any recapture of the tax credits previously taken.

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

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48 unit, Rural Development-financed, family site. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town recently lost two of its' largest employers; a mining company and a sawmill which resulted in a decrease in the property's occupancy from 77% in July of 2004 to 73% in December 2004. In 2001, the General Partner passed away and the executor of the estate assumed General Partner duties. Boston Capital is in the process of negotiating the executor's formal insertion as General Partner with Boston Capital receiving exit strategy amendments in return. Management recently negotiated a 3.6% rent increase from Rural Development effective June 1, 2004. Moreover, plans are being finalized to build a new golf course and housing development near the property. Management intends to market directly to these employers to generate qualified applicants.

Harbour View Group Limited, Limited Partnership (Sandy Pines Manor), is located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late Fall of 2004 resulting in the total loss of habitability to all 44 residential units. Due to the massive amount of insurance claims filed in this area, payment processing has been delayed. The General Partner is currently finalizing negotiations with the insurance carrier for final payment in order to re-build the development. Several general contractors have been contacted and asked to submit bids. Construction is scheduled to commence in February or March of 2005. The compliance period ended in 2004.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt. The property has a history of high occupancy. However, high operating expenses particularly taxes and utilities, prevent the property from achieving breakeven. Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. The lender and Investment General Partner are in the process of finalizing a refinance of the first mortgage which should be completed by the end of the first quarter of 2005. This should stabilize the economic condition of the property. As of the end of the fourth quarter of 2004, the property's average occupancy had significantly improved to 99% versus 96% for the same period in 2003. As a result of increased stabilized occupancy the property has also managed to reduce outstanding payables. Currently the previously mentioned property taxes for 2002 and 2003 are the only outstanding payables of note. It is anticipated that all payables will be brought current upon completion of the refinance of the first mortgage.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. Average occupancy for the first three quarters of 2004 was 81% however this dropped to 77% during the fourth quarter and year-end cash flow was negative. Over the past four months, almost 50% of the units were vacated with non-payment eviction being the primary cause (29 of 38 move-outs). Residents in these non-payment evictions were given rent concessions at the beginning of their leases, then never paid rent for subsequent months. Management has revisited their rent concession policy and has begun to aggressively market the property and improve curb appeal. The Investment General Partner will continue working with the management company to review their marketing strategies and tenant screening process. The mortgage, taxes, and insurance are all current. The compliance period will expire on December 31, 2004.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Although, the property's occupancy increased from 67% at the end of the second quarter to 81% at the end of the third, this was due to generous rent concessions that created higher collection losses and flat cash flow. At the end of the third quarter, the management company changed regional managers and the property has been consistently improving. Throughout the fourth quarter, she has revised the property's marketing strategy, reviewed the practice of concessions, and retrained site staff. Occupancy has improved without increasing tenant receivables. She has also begun to implement programs that will improve tenant retention. The Investment General Partner will continue monitoring the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. Due to a lack of state funding, The Housing Authority of Eufala was unable to issue additional Section 8 vouchers, during 2003 and the first quarter of 2004. As a result occupancy at Lakeridge Apartments suffered greatly from these conditions. The site reported an average occupancy of 66% for 2003 and 63% for the first quarter of 2004. However, occupancy has averaged 91% for the second through fourth quarters. The increase in occupancy is due to the local housing authority's ability to issue new Section 8 vouchers and Management's increased focus on marketing. The site is currently operating slightly below breakeven due to the low first quarter occupancy. Management expects that operations will continue to improve during 2005.

Windsor II Limited Partnership (Windsor Court II), a 24-unit development located in Windsor, Virginia. The partnership operated below breakeven in 2003 and through the fourth quarter of 2004 due to low occupancy levels and high operating expenses. Due to poor performance, the on-site manager was replaced in June 2004. The new manager has been able to improve the occupancy and occupancy averaged 93% for the fourth quarter of 2004. By the end of 2004, occupancy had reached 100%. The property continues to operate below breakeven because of the low occupancy in the first half of 2004. The Investment General Partner will monitor this deal on a monthly basis until it is able to stabilize occupancy, reduce expenses, and generate cash.Corcoran Investment Group (Corcoran Garden Apartments) is a 38-unit, family property located in Corcoran, CA. This property has stabilized with an average occupancy of 99% and operations above breakeven through fourth quarter 2004. The replacement reserve is funded, and tax, insurance, and mortgage payments are all current. As operations have improved and stabilized we will no longer provide special disclosure on this partnership.

Scott City Associates III, Limited Partnership (Oak Street Apartments) is a 24-unit family property located in Scott City, Missouri. The property has operated with occupancy of 95% through December 2004, and is generating cash. This property appears to have achieved stability through increased occupancy and reduced operational costs. As operations have stabilized we will no longer provide special disclosure on this partnership. Additionally, the property will reach the end of its compliance period on December 31, 2005 and the Investment Limited Partner in Scott City Associates III, Limited Partnership is currently negotiating the sale of its interest.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. Despite an average occupancy of 84% through fourth quarter 2004, the property is operating above break-even. Low interest rates are allowing more people to buy in this area; however, management continues to market aggressively through cold calls, billboards, newspaper ads, and a rental incentive of one month of free rent. The Investment Limited Partner for Springfield Housing Associates is currently negotiating the sale of its interest, but will continue to monitor operations closely until the sale is complete or occupancy has increased and stabilized.

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

As of December 2004 the average occupancy was 75%. The property has maintained a 72% occupancy for November and December. The rents have been lowered to attract potential residents, advertising has been increased however traffic in the area has slowed down considerably. Management continues to work hard marketing the property but the lack of qualified tenants in the area has made it difficult to increase the occupancy. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current. A former resident has filed a lawsuit naming Yorkshire Townhomes and owners regarding a claim of civil rights violation. The Plaintiff has demanded a trial by jury, which is expected to be heard in the first quarter of 2005.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) which are expected to be received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

(Series 14) As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 99.9%. The series had a total of 97 properties at December 31, 2004. Out of the total, 97 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 14 reflects net loss from Operating Partnerships of $(2,659,224) and $(2,025,812), respectively, which includes depreciation and amortization of $3,940,708 and $3,772,587 respectively.

Series 14 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total. The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 9 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

With respect to each of the Calhoun Partnerships where either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

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
Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. In the first quarter of 2003, the Operating General Partner applied through Rural Development to restructure their mortgage reducing their monthly mortgage payment and bringing the Replacement Reserve account current. After nearly two years of negotiations, the plan was approved and the mortgage is scheduled to be re-amortized in the first quarter of 2005. Once the re-amortization is complete, Rural Development will work towards clearing up the Replacement Reserve account and bringing it current. The monthly mortgage payment will be reduced by approximately $2,000.

The average occupancy for the fourth quarter was 100%, with year to date occupancy of 91.33%. The property has shown six months of breakeven operations. Once the mortgage re-amortization is finalized the property will further strengthen operations, and pay off overdue accounts payable. The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property operated with an average occupancy of 87% for the year 2003. Based on the most recent information the average occupancy has improved to 89%. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The Operating General Partner had historically supported the property financially but has recently stated they will no longer support this property. The property's compliance period ends in 2005. The Investment General Partner will work with the Operating General Partner to insure the property remains in compliance thru the compliance period.

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

The Operating Partnership suffered from low occupancy during 2003, which averaged 81%. Through the fourth quarter of 2004, this property was operating with average occupancy of 82%. To increase occupancy, the Regional Manager increased marketing efforts by offering rental concessions. However, due to poor market conditions in the region occupancy is not improving. The management company remains occupancy will improve in the first half of 2005. Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property generated a small amount of cash in 2003, due to a workout plan with Rural Development. Average occupancy was 90.42% in 2003 and 90% through the fourth quarter of 2004. Occupancy has continued to strengthen and was 100% as of December 31, 2004. The property is located in a very rural area and the property suffers from lack of qualified applicants. The property continues to operate above breakeven through the fourth quarter of 2004. The Investment General Partner will continue to monitor this deal on a monthly basis. Due to the improved operations, the Investment General partner will no longer provide special disclosure on its operations.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,695,906, the proceeds are estimated to be $2,238,090. Of the proceeds received: $120,086 represents re-payment of loans due to partners; $73,751 represents payment of outstanding investor services fees; $61,748 represents payment of outstanding coordination fees due to the non-profit Managing General Partner; $32,500 represents payment of outstanding partnership management fees due to the Operating General Partner; and $168,000 represents payment of a sales preparation fee to the Operating General Partner. The remaining proceeds of $1,782,005 are anticipated to be paid to the Investment Limited Partners, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. Once the determination of the amount due to each Investment Partnership has been determined, a determination of the amounts to be distributed to the limited partners of each Investment Partnership will be made.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) which are expected to be received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

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
Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. The key issues affecting the property's operations are rent levels and decreased occupancy. Due to the decrease in occupancy and an increase in operating expenses, the property operated below breakeven in 2003. The site manager retired from this property mid year. Prior to the manager's retirement, lease-up activity became lax and the property's occupancy struggled as a result. The site's occupancy continues to struggle against the competition in the area in 2004. There are a number of HUD properties in the area that offer lower rent. A new site manager has since taken over at the property and is working diligently on returning occupancy to a level that will allow the property to breakeven. So far, through the fourth quarter, the property is operating with an average occupancy of 78%. The property received a rent increase of $12 per unit in 2004; however the property is operating below breakeven through the fourth quarter as a result of decreased occupancy. The Investment General Partner will continue to monitor operations at this property.In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Park) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the ILPs were $28,760. Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the ILP of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, it is estimated that approximately $5,793 and $39,360, for Series 4 and Series 14, respectively, will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining balance of $160,406 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILPs investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Haven Park Partners III to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,441,643 and estimated proceeds to the ILPs of $971,310 ($466,044 for Series 2 and $505,266 for Series 14). Proceeds from the sale have not yet been received by the ILPs. Of the total expected to be received, $8,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $608,547 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $362,763 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $253,710 ($ 170,747 for Series 2 and $82,963 for Series 14) will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining estimated proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their Investment Limited Partner interest in Haven Park Partners IV to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,152,321 and estimated proceeds to the ILPs of $776,579 ($505,951 for Series 2 and $270,628 for Series 14). Proceeds from the sale have not yet been received by the ILPs. Of the total expected to be received, $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $553,362 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $223,217 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $156,660 ($117,495 for Series 2 and $39,165 for Series 14) will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining estimated proceeds of $66,557 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 22, 2005	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.