Form 10-K
period 2005-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2005-07-15
CIK 853566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005 or

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

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Fund
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

Item 1  Business

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

As of March 31, 2005, the Partnership had invested in a total of 227 Operating Partnerships; 10 Operating Partnerships on behalf of Series 7, 41 Operating Partnerships on behalf of Series 9, 42 Operating Partnerships on behalf of Series 10, 40 Operating Partnerships on behalf of Series 11, 51 Operating Partnerships on behalf of Series 12, and 93 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The business objectives and investment policies of the Partnership are described more fully on pages 44 to 52 of the Prospectus, as supplemented, under the caption “Business Objectives and Investment Policies,” which is incorporated herein by reference.

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

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Briarwood Apartments	Cameron, MO	24	$610,479	12/89	12/89	100%	$157,254

Creekside Apartments	Vandergrift, PA	30	1,067,342	6/89	9/89	100%	247,790

Deer Hill II Apartments	Huntersville, NC	40	1,445,288	2/90	5/89	100%	333,370

Hillandale Commons	Lithonia, GA	132	4,456,093	12/89	1/90	100%	1,138,907

Leo A. Meyer Senior Citizen Housing	King City, CA	44	1,658,088	6/90	11/89	100%	893,708

Lebanon Properties II	Lebanon, MO	24	562,674	12/89	7/89	100%	136,440

Oak Grove Estates	Oak Grove, MO	20	474,179	12/89	9/89	100%	113,188

Oakview Apartments	Delta, OH	38	1,111,124	12/89	10/89	100%	258,264

Metropole Apartments	Miami Beach, FL	42	1,943,764	12/89	12/89	100%	694,581

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Westwood Square Apartments	Moore Head City, NC	36	$1,377,259	7/90	7/90	100%	$117,286

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Azalea Village Apartments	Crawford, GA	24	$626,141	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,159,298	4/90	5/90	91%	290,403

Big Lake Seniors	Big Lake, TX	20	542,137	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	505,606	12/93	9/94	100%	98,561

Cotton Mill Apartments	Stuart, VA	40	1,438,618	10/92	7/93	100%	271,351

Country Lane Apts.	Blakely, GA	32	1,029,136	5/90	5/90	100%	211,916

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Fawn River Apartments	Sturgis, MI	100	$3,630,595	10/90	10/90	100%	$971,446

Garden Lake Apartments	Immokalee, FL	65	2,153,907	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	648,613	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,465,425	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,464,447	6/90	8/90	100%	276,203

Grifton Manor Apts.	Grifton, NC	40	1,213,062	9/93	2/94	100%	261,645

Hacienda Villa Apartments	Firebaugh, CA	120	3,540,466	4/90	1/90	100%	1,343,294

Haines City Apartments	Haines City, FL	46	1,413,997	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	890,603	10/92	9/92	96%	193,830

Hill St. Commons	South Paris, ME	25	1,457,069	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,364,294	3/90	6/90	100%	313,200

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Le Grand Apts.	Le Grand, CA	34	$1,697,926	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,453,234	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,447,591	5/90	3/90	100%	321,908

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,776,531	9/90	10/90	100%	1,116,284

Mill Pond Apartments	Brooklyn, MI	36	1,083,724	5/90	5/90	100%	250,175

Pinewoods Apartments	Springfield, IL	168	4,024,874	6/90	6/91	100%	1,258,700

Pine Ridge Place	Polkton, NC	16	623,783	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	605,074	12/93	7/93	100%	144,839

Putney Meadows Apts	Putney, VT	28	1,401,254	12/92	5/93	100%	374,495

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Quail Hollow II	Raleigh, NC	36	$1,377,486	7/90	9/90	100%	$313,521

Rainbow Gardens Apartments	Dunnellon, FL	36	1,187,516	12/92	6/93	100%	236,763

Raitt Street Apts.	Santa Ana, CA	6	815,230	5/93	8/93	100%	416,200

School St. Apts. II	Marshall, WI	24	628,694	6/93	6/93	100%	652,967

Scottsville Hollow	Scottsville, NY	36	1,395,776	5/90	5/90	100%	304,060

St. Paul’s Apartments	St. Paul, NC	32	1,241,856	5/90	9/90	100%	263,165

Surry Village II	Surry, VA	24	836,168	5/90	1/90	100%	157,002

Tappahannock Greens Apts.	Tappahannock, VA	40	1,474,090	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,445,759	9/90	11/90	100%	300,033

Twin Oaks Apartments	Raeford, NC	28	1,115,128	5/90	5/90	100%	275,894

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Village Oaks Apartments II	Live Oak, FL	24	$717,798	6/90	2/90	100%	$164,291

Warrensburg Estates	Warrensburg, MO	32	776,492	4/90	4/90	100%	181,849

Westside Apartments	Providence, RI	40	2,240,453	6/90	12/90	100%	1,777,738

Westwood Square Apartments	Moorehead City, NC	36	1,377,259	7/90	7/90	100%	195,391

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Athens Park Apartments	Athens, AL	48	$1,313,131	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	720,739	8/89	11/90	100%	168,234

Baytree Apartments	Richlands, NC	24	940,575	11/88	7/90	100%	210,999

Benchmark Apartments	China Grove, NC	24	1,091,569	11/88	7/90	100%	223,328

Berkshire Apartments II	Wichita, KS	66	1,654,256	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	937,450	11/90	10/90	100%	205,470

Briarwood Apartments	Middleburg, FL	52	1,454,381	8/90	8/90	100%	509,251

Butler Manor Apartments	Morgantown, KY	16	492,879	12/90	2/91	100%	119,952

Campbell Creek Apartments	Dallas, GA	80	1,444,661	12/91	10/90	100%	735,000

Candlewick Place	Monroeville, AL	40	1,229,544	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	757,638	5/93	5/93	100%	180,800

Charlton Court Apartments	Folkston, GA	40	1,175,884	12/92	1/93	100%	263,520

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Chuckatuck Square	Suffolk VA	42	$1,441,053	11/90	2/90	100%	$320,900

Cloverleaf Apartments	Bishopville, SC	24	838,153	11/90	4/90	100%	153,900

Cloverleaf Apts., Phase II	Bishopville, SC	24	856,995	11/90	4/90	100%	160,761

Connellsville Heritage Apts.	Connellsville, PA	36	1,340,773	11/90	3/90	100%	325,460

Hartway Apts.	Munfordville, KY	32	896,043	7/90	6/90	100%	239,041

Hilltop Terrace	Kingsland, GA	54	1,460,505	8/90	7/90	100%	455,851

Ironton Estates	Ironton, MO	24	607,621	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	969,191	11/92	12/92	100%	192,347

Longview Apartments	Maysville, NC	24	856,525	11/88	8/90	100%	195,837

Maidu Village	Roseville, CA	81	1,749,640	3/91	12/91	100%	470,000

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Mann Estates	Indianapolis, IN	132	$3,076,000	7/90	10/90	100%	$1,980,000

Meadowbrook Lane Apartments	Americus, GA	50	1,447,867	9/90	3/90	100%	336,264

Melrose Lane Apartments	Great Falls, SC	24	873,414	11/90	10/90	100%	203,645

Pecan Village Apartments	Ellaville, GA	30	770,937	7/90	2/90	100%	221,856

Piedmont Hills	Forsyth, GA	50	1,431,308	7/90	9/90	100%	439,958

Pine View Apartments	Perry, FL	29	942,761	9/90	12/90	100%	277,405

Pines by the Creek Apts.	Newnan, GA	96	1,891,222	12/90	10/90	100%	890,000

Pine Grove Apts.	Ackerman, MS	24	527,963	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	961,305	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	636,955	7/90	7/90	100%	147,480

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Springwood Park Apartments	Durham, NC	100	$2,691,139	3/91	5/91	100%	$1,000,000

Stockton Estates	Stockton, MO	20	504,507	2/93	1/93	100%	120,352

Stratford Square Apartments	Brundidge, AL	24	737,888	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,450,701	11/92	3/93	100%	246,230

Summerwood Apartments	West Des Moines, IA	86	2,079,161	7/90	7/90	100%	2,015,183

Sunmark Apartments	Morgantown, KY	24	754,745	8/90	12/90	100%	176,669

Village Commons	Lawton, MI	58	1,508,438	11/90	6/90	100%	323,665

Washington Heights Apartments, IV	Bismarck, ND	24	453,111	11/90	7/90	100%	381,010

Woods Hollow Apartments	Centreville, MI	24	654,859	11/90	2/90	100%	132,700

Woodside Apartments	Lisbon, ME	28	1,454,730	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Academy Hill Apartments	Ahoskie, NC	40	$1,351,347	2/91	2/91	100%	$319,224

Aspen Square Apartments	Tazewell, VA	60	1,801,833	11/90	11/90	100%	356,495

Bridgeview Apartments	Emlenton, PA	36	1,336,580	12/90	12/89	100%	327,257

Buckeye Senior Apartments	Buckeye, AZ	41	1,314,650	12/90	8/90	100%	311,480

Campbell Creek Apartments	Dallas, GA	80	1,444,661	12/90	10/90	100%	142,000

Cambridge Manor Apartments	Macon, MS	47	1,583,916	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	937,690	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,153,538	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	79,934	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	3,622,318	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	569,716	11/90	9/90	100%	133,790

Eldon Est. II	Eldon, MO	24	570,531	12/90	11/90	100%	131,340

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Eldon Manor	Eldon, MO	24	$549,146	12/90	11/90	100%	$241,980

Elmwood Manor Apartments	Eutaw, AL	47	1,591,918	5/93	12/93	100%	333,440

Fairridge Lane Apartments	Denmark, SC	24	802,814	11/90	6/90	100%	209,326

Fairridge Village Apartments	Denmark, SC	24	755,876	11/90	6/90	100%	186,381

Farmerville Square Apts.	Farmerville, LA	32	951,416	1/91	4/91	100%	212,280

Forest Glade Apartments	Wauchula, FL	50	1,456,279	12/90	12/90	100%	420,565

Franklin School	Great Falls, MT	40	1,184,771	10/90	12/91	100%	1,453,270

Hilltop Apts.	Los Lunas, NM	40	1,391,241	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	883,607	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	900,785	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,525,084	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	909,487	12/90	12/90	100%	198,460

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Lakewood Village Apartments	Lake Providence, LA	32	$937,498	1/91	5/91	100%	$223,827

Licking Apartments	Licking, MO	16	399,050	11/91	3/92	100%	90,436

London Arms	Miami Beach, FL	58	2,678,053	12/90	12/90	100%	937,961

Maidu Village	Roseville, CA	81	1,749,640	3/91	12/91	100%	530,000

Nevada Manor	Nevada, MO	24	635,338	11/90	10/90	100%	143,270

Oatka Meadows	Warsaw, NY	24	901,881	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,209,560	12/90	12/90	100%	522,999

Pines by the Creek Apartments	Newnan, GA	96	1,891,222	12/90	10/90	100%	245,000

Sandy Pines Manor	Punta Gorda, FL	44	1,455,114	12/90	7/90	100%	399,977

Sierra Springs Apartments	Tazewell, VA	36	1,154,551	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,443,375	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	767,848	12/90	9/90	100%	206,888

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Walnut Village Apartments	Manning, SC	24	$823,472	11/90	11/90	100%	$183,244

Washington Manor Apartments	Washington, LA	32	939,956	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,359,681	1/91	4/91	100%	329,130

Windsor Apts.	Metter, GA	53	1,435,675	12/92	5/93	100%	248,207

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Bowman Village Apartments	Bowman, GA	24	$653,551	6/91	10/91	100%	$139,879

Brandywood Apartments	Oak Creek, WI	54	1,632,525	12/91	9/91	100%	1,532,506

Brentwood Manor Apartments	Clarkson, KY	24	728,734	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,194,802	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	529,548	6/91	7/91	100%	458,800

Bucksport Park Apartments	Bucksport, ME	24	1,346,352	6/91	8/91	100%	334,600

Campbell Creek Apartments	Dallas, GA	80	1,444,661	3/91	10/90	100%	593,000

Cananche Creek Apartments	Norton, VA	36	1,212,743	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	639,871	10/91	6/92	100%	161,452

Clymer House Apartments	Clymer, PA	26	1,095,892	6/91	10/91	100%	254,097

Corcoran Garden Apartments	Corcoran, CA	38	1,600,037	2/91	11/90	100%	432,438

Cornish Park	Cornish, ME	25	1,428,771	6/91	6/91	100%	333,000

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Crescent City Senior Apartments	Crescent City, CA	38	$2,093,565	3/91	3/91	100%	$474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,321,103	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	739,067	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	570,521	12/91	7/92	100%	150,033

Hamilton Village Apartments	Preston, GA	20	558,388	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,384,427	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,525,084	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	721,422	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	899,732	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	649,067	10/91	5/92	100%	149,058

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Los Caballos II Apts.	Hatch, NM	24	$711,734	7/91	8/91	100%	$164,740

Marlboro Place Apartments	Bennettsville, SC	24	820,314	3/91	2/91	100%	192,779

Melville Plaza Apartments	Melville, LA	32	875,056	7/91	10/91	100%	178,564

Nanty Glo House Apartments	Nanty Glo, PA	36	1,449,061	6/91	7/91	100%	353,000

Newport Village	Franklin, VA	48	1,458,070	4/91	11/90	100%	355,000

Oakleigh Apartments	Abbeville, LA	32	896,015	8/91	3/92	100%	178,716

Oak Street Apartments	Scott City, MO	24	589,008	6/91	11/91	100%	138,149

Oakwood Apartments	Mamou, LA	32	887,163	8/91	1/92	100%	180,819

Pines by the Creek Apartments	Newnan, GA	96	1,891,222	3/91	10/90	100%	645,000

Pinewoods Apartments	Springfield, IL	168	4,024,874	7/91	6/91	100%	2,880,000

Portales Estates	Portales, NM	44	1,413,530	7/91	7/91	100%	365,100

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Prairie West Apts. III	West Fargo, ND	24	$466,705	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	889,436	4/91	1/91	100%	180,186

River Reach Apts.	Crystal River, FL	41	1,341,060	5/91	5/91	100%	351,421

Rockmoor Apartments	Banner Elk, NC	12	554,910	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	654,982	5/91	5/91	100%	145,606

Springwood Park Apartments	Durham, NC	100	2,691,139	3/91	5/91	100%	374,349

Spring Mountain Apartments	Pahrump, NV	33	1,338,843	5/91	4/91	100%	290,406

Stonegate Manor	Perry, FL	36	991,861	5/91	12/90	100%	274,321

Turner Lane Apartments	Ashburn, GA	24	708,351	5/91	7/91	100%	147,090

Union Baptist Plaza Apartments	Springfield, IL	24	374,509	5/91	4/91	100%	432,648

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Uptown Apartments	Salyersville, KY	16	$511,590	5/91	3/91	100%	$121,700

Villas of Lakeridge	Eufala, AL	18	522,202	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,346,767	4/91	1/91	100%	310,510

Windsor Court II	Windsor, VA	24	727,161	4/91	11/90	100%	169,347

Woodcrest Manor Apartments	Woodville, MS	24	696,358	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	993,935	10/91	4/92	100%	229,601

Woodside Apartments	Grove City, PA	32	1,133,606	4/91	3/91	100%	229,291

Yorkshire Townhome Apts.	Fort Smith, AR	50	738,136	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Ada Village Apts.	Ada, OK	44	$998,741	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,559,626	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	906,699	1/92	12/91	100%	201,300

Bethel Park Apartments	Bethel, ME	24	1,460,513	12/91	3/92	100%	324,100

Blanchard Senior Apts. II	Blanchard, LA	24	585,771	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	210,491	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,122,593	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	851,158	1/92	3/92	100%	186,065

Briarwood Apartments Ph II	Middleburg, FL	50	1,462,518	2/92	4/92	100%	293,694

The Bridge Building	New York, NY	15	—	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	711,734	7/91	11/90	100%	160,600

Burnt Ordinary Village	Toano, VA	22	696,147	7/91	7/91	100%	159,400

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Carleton Court Apartments	Providence RI	46	$2,928,599	12/91	12/91	100%	$1,496,922

Carriage Run Apartments	Emporia, VA	40	1,279,990	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,241,700	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,388,132	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	683,014	8/91	7/91	100%	198,275

College Green	Chili, NY	110	3,926,802	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	532,663	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	642,873	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	892,633	11/91	10/91	100%	922,350

Countryside Manor	Fulton, MS	24	654,232	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,127,124	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	854,262	7/92	1/93	100%	186,000

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Duncan Village Apts.	Duncan, OK	48	$1,082,962	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,170,907	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,401,142	2/92	1/92	100%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	611,700	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	681,225	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	875,862	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	910,528	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,413,875	1/92	6/91	100%	226,000

Glenhaven Park III	Merced, CA	15	461,065	1/94	12/89	100%	225,500

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Green Village Apts. II	Standardsville, VA	16	$574,383	4/92	11/91	100%	$99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,106,983	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	773,628	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,452,063	7/92	9/92	100%	311,775

Hessmer Village Apartments	Hessmer, LA	32	891,459	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	866,835	9/91	1/92	100%	184,900

Hunters Run Apartments	Douglas, GA	50	1,417,565	12/91	2/92	100%	322,368

Independence Apartments	Mt. Pleasant, PA	28	1,060,490	8/91	6/91	100%	223,100

Indian Creek Apartments	Kilmarnock, VA	20	803,145	7/91	4/91	100%	174,400

Jarratt Village Apartments	Jarratt, VA	24	815,703	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	155,530	1/93	12/93	100%	24,365

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

La Gema del Barrio Apts.	Santa Ana, CA	6	$655,117	6/92	8/92	100%	$458,000

Lafayettee Gardens Apartments	Scott, LA	56	1,028,130	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,958,968	9/91	1/92	100%	442,457

Lakeside Manor Apartments	Schroon Lake, NY	24	1,019,571	11/91	1/92	96%	249,349

Lakeview Meadows	Battle Creek, MI	53	1,487,439	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	3,307,904	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,456,723	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	201,923	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,749,640	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion, LA	32	982,893	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	209,714	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,118,143	12/91	12/91	100%	432,320

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Navapai Apartments	Prescott Valley, AZ	26	$866,449	6/91	4/91	100%	$207,330

Nevada City Senior Apartments	Grass Valley, CA	60	3,483,505	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	913,581	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,456,015	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,276,719	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	835,896	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	666,221	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	988,283	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	955,994	10/91	3/92	100%	199,311

Pittsfield Park Apartments	Pittsfield, ME	18	1,026,539	12/91	6/92	100%	237,300

Plantation Apartments	Richmond Hill, GA	49	1,391,666	12/91	11/91	100%	320,858

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Portville Square Apartments	Portville, NY	24	$879,733	3/92	3/92	100%	$198,100

Prague Village Apts.	Prague, OK	8	99,572	1/93	3/93	100%	$21,373

Rainier Manor Apartments	Mt. Rainier, MD	104	3,592,148	3/92	1/93	100%	1,190,350

Rosewood Manor Apartments	Ellenton, FL	43	1,413,557	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,329,755	1/92	10/91	100%	588,965

Smithville Properties	Smithville, MO	48	1,221,993	2/92	5/91	100%	285,384

Snow Hill Ridge Apartments	Raleigh, NC	32	1,154,975	10/91	12/91	100%	307,524

Spring Creek Village	Derby, KS	72	1,473,404	6/91	9/91	100%	1,634,760

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Spring Valley Apartments	Lexington Park, MD	128	$5,277,424	11/91	12/92	100%	$2,877,811

Springwood Park Apartments	Durham, NC	100	2,691,139	10/91	5/91	100%	374,349

Summer Lane Apartments	Santee, SC	24	862,226	7/91	11/91	100%	176,291

Titusville Apartments	Titusville PA	30	1,215,842	12/91	1/92	100%	280,829

Townview Apartments	St. Mary’s, PA	36	1,355,517	9/91	10/91	100%	315,700

Tyrone House Apartments	Tyrone, PA	36	1,454,863	12/91	1/92	100%	349,800

Valley Ridge Senior Apartments	Central Valley, CA	38	1,788,358	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,336,685	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,321,193	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	651,781	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,130,588	7/91	8/91	100%	295,250

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05

Wesley Village Apartments	Martinsburg, WV	36	$1,286,148	10/91	6/92	100%	$266,253

Westside Apartments	Louisville, MS	33	761,811	3/92	1/92	100%	191,014

Wildwood Terrace Apartments	Wildwood, FL	40	1,241,791	10/91	10/91	100%	281,647

Woodfield Commons Apartments	Marshfield WI	48	654,691	9/91	6/91	100%	1,126,901

Woodside Apartments	Belleview, FL	41	1,191,646	11/91	10/91	100%	268,500

Wynnewood Village Apts.	Wynnewood, OK	16	381,385	1/93	11/93	100%	67,443

Yorkshire Corners	Delevan, NY	24	903,928	8/91	9/91	100%	191,500

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Partnership Interests and Related Partnership Matters

(a)   Market Information

The Partnership is classified as a limited partnership and thus has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)   Approximate number of security holders

As of March 31, 2005, the Partnership has 10,270 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 769 investors holding 1,036,100 BACs, Series 9 consists of 2,084 investors holding 4,178,029 BACs, Series 10 consists of 1,546 investors holding 2,428,925 BACs, Series 11 consists of 1,324 investors holding 2,489,599 BACs, Series 12 consists of 1,838 investors holding 2,972,795 BACs, and Series 14 consists of 3,478 investors holding 5,574,290 BACs at March 31, 2005.

(c)   Dividend history and restriction

The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 2005.

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

During the year ended March 31, 2005, the Fund made distributions to the Limited Partners of Series 7, 9, and 14 for proceeds from the sale of one of the Operating Partnerships.  Further details on the distributions are disclosed in the results of operations.

Item 6. Selected Financial Data

The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2005. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	(UNAUDITED)*
	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001
Operations

Interest & other Inc	$70,362	$65,709	$56,293	$53,149	$61,179

Share of Loss Of Operating Partnerships	(3,175,307)	(4,482,965)	(5,855,904)	(5,815,333)	(5,981,076)

Operating Exp	(5,425,507)	(4,785,151)	(4,034,177)	(2,639,786)	(2,834,858)

Net Loss	$(8,530,452)	$(9,202,407)	$(9,833,788)	$(8,401,970)	$(8,754,755)

Net Loss per BAC	$(.45)	$(.49)	$(.52)	$(.45)	$(.46)

Balance Sheet

Total Assets	$13,110,125	$20,278,411	$29,506,804	$38,568,793	$44,443,818

Total Liabilites	$30,223,397	$28,861,231	$26,412,221	$24,871,101	$22,344,156

Capital	$(17,113,272)	$(8,582,820)	$3,094,583	$13,697,692	$22,099,662

* Refer to Exceptions to Certifications discussing presentation of Unaudited Financial Statements

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

Liquidity

The Partnership’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2005 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2005 the Partnership accrued, net of payments made, $1,719,408 in annual partnership management fees. As of March 31, 2005 the accrued partnership management fees totaled $29,247,546.  Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Affiliates of the general partner have advanced $713,847 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $50,175 was advanced during the fiscal year ended March 31, 2005.  The allocation of the total advanced through March 31, 2005, to four of the six series is as follows:  $311,614 to Series 7, $4,960 to Series 9, $41,149 to Series 11, $183,466 to Series 12 and $172,658 to Series 14.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of March 31, 2005 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 five of the properties had been disposed of and ten remained. Cash and Cash Equivalents for Series 7 at March 31, 2005 represented $19,980 in working capital and $217,477 in sale proceeds to be returned to the investors.

(Series 9).  The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC Holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2005 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 14 of the properties had been disposed of and 41 remained.  Cash and Cash Equivalents for Series 9 at March 31, 2005 represented $458,387 in working capital and $598,123 in sale proceeds to be returned to the investors.

(Series 10).  The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2005 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 3 of the properties had been disposed of and 42 remained.  Cash and Cash Equivalents for Series 10 at March 31, 2005 represented $250,950 in working capital and $131,060 in sale proceeds to be returned to the investors.

(Series 11).  The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

During the fiscal year ended March 31, 2005, the Partnership did not use any of Series 11’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372.  The Partnership has completed payment of all installments of its capital contributions to 39 of the 40 Operating Partnerships.  Cash and Cash Equivalents for Series 11 at March 31, 2005 represented $285,164 in unpaid capital contributions and working capital.

(Series 12).  The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2005, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  As of March 31, 2005 2 of the properties had been disposed of and 51 remained.  The Partnership has completed payment of all installments of its capital contributions to 50 of the 51 remaining Operating Partnerships.  Cash and Cash Equivalents for Series 12 at March 31, 2005 represented $245,345 in unpaid capital contributions and working capital and $700,257 in sale proceeds to be returned to the investors.

(Series 14).  The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2005, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2005 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328.  As of March 31, 2005 8 of the properties had been disposed of and 93 remained.  The Partnership has completed payment of all installments of its capital contributions to 81 of the remaining 93 Operating Partnerships.  Cash and Cash Equivalents for Series 14 at March 31, 2005 represented $1,173,295 in unpaid capital contributions and working capital and $805,959 in sale proceeds to be returned to the investors.

Results of Operations

The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2005 and 2004 was $1,719,408 and $2,115,746, respectively. The lower amount in the current fiscal year is mainly the result of the payment outstanding reporting fees for the years 1992 through 2003 by one of the Operating Partnerships in Series 9 and Series 14 totaling approximately $258,591.  The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Most series in Boston Capital Tax Credit Fund II Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 2003 to 2004.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2003 to 2004 results from the fact that a large number of the Operating Partnerships are in their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

(Series 7).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The Series had a total of 10 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $635,654 and $605,554, respectively, in passive income tax losses that were passed through to the investors, and also provided $.02 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 7 was $30,271 and $52,288, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.

By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended December 31, 2004 and 2003, Series 7 reflects net loss from Operating Partnerships of $(522,978) and $(880,312), respectively, which includes depreciation and amortization of $761,678 and $1,049,165, respectively.

In December 2004, the Investment Partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the Operating General Partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the Investment Partnership of $18,225.  Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  The remaining proceeds of $13,225 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amounts to be paid to BCAMLP is as follows:  $182 represents a fee for overseeing and managing the disposition of the property; $11,043 represents partial reimbursement of outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $13,043 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the Investment Partnership of $17,951.  Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership.  The remaining proceeds of $12,951 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amounts to be paid to BCAMLP is as follows:  The breakdown of the amounts to be paid to BCAMLP is as follows:  $180 represents a fee for overseeing and managing the disposition of the property; $10,771 represents partial reimbursement of outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs.  Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $12,771 as of December 31, 2004.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.

As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640.  Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees.  The remaining proceeds of $1,312,303 was paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement.  The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000.  Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. Of the proceeds remaining, it is estimated that approximately $94,425, $62,230, $217,477 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.032, $.048, $.210, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively.  A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the “ILP”) sold its Investment Limited Partner interest in Bowditch School L.P. (The Bowditch School Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2001, the Operating General Partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from BCTC II - Series 7.  In March 2003, the Investment General Partner entered into an agreement to sell the property to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,658,087 and anticipated proceeds to the Investment Partnership of $350,000.  Of this amount, it is estimated that the net distribution to the investors will be approximately $161,610.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.156.

The remaining proceeds of $188,390 are anticipated to be paid to for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows:  $15,000 represents a fee for overseeing and managing the disposition of the property; $169,390 represents partial reimbursement for outstanding asset management fees; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.  The sale is expected to occur in the second or third quarter 2005.

(Series 9).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.8%, respectively. The series had a total of 41 properties as of March 31, 2005, of which 40 were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $3,007,733 and $3,613,512, respectively, in passive income tax losses that were passed through to the investors, and also provided $.05 and $.15, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, the Investments in Operating Partnerships for Series 9 was $0 and $222,660, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the periods ended December 31, 2004 and 2003, Series 9 reflects net loss from Operating Partnerships of $(2,187,187) and $(1,799,301), respectively, which includes depreciation and amortization of $2,766,775 and $4,348,387, respectively.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003.  Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investement General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin.  Occupancy for the first quarter of 2005 is 67%. Occupancy at the property had dropped considerably. Average vacancies in the area are running 15-17%.  In January 2005, management decreased the rent levels by $50 and eliminated the water and sewer surcharge.  A resident referral program was also initiated.  The property is advertising in local publications, rental publications and the Madison, Wisconsin newspaper.  Operations remain below breakeven due to high vacancy loss.  The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance, and accounts payables are current.  The current mortgage for this property matured in December 2004.  The Operating General Partner obtained a one year extension from the lender to pursue alternative financing.  The Operating General Partner was able to refinance the current mortgage with a four year loan with the first two years requiring monthly interest payments only.  The loan amortizes over a thirty year period and is guaranteed by the principals of the Operating General Partner.  The interest rate is LIBOR plus 220 basis points.  In addition, the Operating General Partner requested that the Investor Limited Partner assist in funding operating deficits through the end of the compliance period which occurs in 2008.  The Investor Limited Partner agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period.  The Investor Limited Partner has not advanced any funds to the property to date.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. In October 2004, the property suffered damages from Hurricane Ivan.  As of March 31, 2005, insurance proceeds have been paid, and a majority of the repair work is complete. The hurricane has not had a negative impact on the property’s performance. Occupancy averaged 94.4% in 2004, and 95.8% during the first quarter of 2005. Operating expenses are slightly above state average, but the property is able to generate cash.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents.  The average occupancy during 2004 was 70% and was up to 80% for December 2004.  The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005.  The average occupancy through the first quarter of 2005 was 89% as a direct result of a property manager change.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia.  The property operated below breakeven due to low occupancy, which averaged 85.4%.  The property continued to operate below breakeven in the first quarter of 2005 due to an average occupancy of 86%.

The property struggles with tenant retention.  Management feels this is due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment.  The property does not have rental assistance and has difficulty finding qualified residents.  Management was able to find a satellite cable provider who deals directly with the residents.  This new amenity has helped attract new residents and occupancy was 95.8% at the end of March 2005.  The on-site manager continues to organize resident functions and “block parties” in an effort to improve retention.  The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to operate above breakeven.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even in 2004 and the first quarter of 2005 due to an average occupancy of only 84%. Management reports that the decline in occupancy is primarily due to the increase in first-time homeowners that are taking advantage of low interest rates and State-assisted down payment programs. Management has improved their marketing effort through use of billboards, bus-boards, newspaper ads, and flyers. They have also created a new staff position dedicated solely to marketing the property. As a result, occupancy has been increasing monthly to 92% in May 2005. Occupancy will continue to be monitored closely until operations reach above break-even.

Village Oaks Apartments II (Village Oaks Apartments) is a 24 unit property located in Live Oak, FL. The property was unable to break even in 2004 due to high expenses and low rent levels. Operating expenses averaged $4,303/unit during the first quarter of 2005, approximately $1,000 above the state average. According to management, the property could not be adequately maintained if expenses were cut. Management is trying to obtain increased rental subsidies from Rural Development. The Operating General Partner is funding operating deficits.

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

Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The 2004 audited financial statements show that the property operated above break-even, after adjusting for the over-funded replacement reserve. In December 2004 Rural Development finally approved the use of funds from the Replacement Reserve to renovate eight vacant units.  These units were renovated during the first quarter and occupancy is now up to 91%. First quarter operations are above break-even and tax, insurance, and mortgage payments are current.

The property reached the end of its compliance period on December 31, 2004. The Investment Limited Partner for Warrensburg Estates is currently negotiating the sale of its interest, but will continue to monitor this property until the sale is complete.  The sale is anticipated to occur during the second or third quarter of 2005.

In December 2004, Boston Capital Tax Credit Fund II - Series 9 (the “ILP”) negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000.  The sale of the ILP interest occurred in the first quarter of 2005.  Of the total ILP proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the net proceeds it is anticipated that approximately $232,000 will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distributions will be $.056.  The total return to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $642,000 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $9,060 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the disposition fee and the Operating Partnership’s investment balance at the time of the sale, has been recorded in the amount of $791,869 as of March 31, 2005.

In October 2004, the Operating General Partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the ILP after the payment of the outstanding mortgage balance and other liabilities of $4,890,157 was $485,000.  Of the net proceeds received it is anticipated that the investors will receive $225,000.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.053. The remaining proceeds of $260,000 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $59,750 represents a fee for overseeing and managing the disposition of the property; $191,250 represents partial reimbursement for outstanding asset management fees; and $9,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $425,250 as of March 31, 2005.

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) negotiated a sale of its General Partner interest, which was completed in August 2003.

In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004.  In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the “ILP”) sold its interest in Corinth Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,459,113 and proceeds of $23,864.  Of this amount, the net distribution to the investors will be approximately $10,000.  This represents a per BAC distribution of $0.002. The total return to the investor will be distributed based on the number of BACs held by each investor.   The remaining proceeds of $13,864 is anticipated to be paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $23,864 as of March 31, 2005.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) negotiated a sale of its General Partner interest, which was completed in August 2003.  In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004.   In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the “ILP”) sold its interest in Greenwich Housing Redevelopment Company, to the new Operating

General Partner for his assumption of the outstanding mortgage balance of $1,058,354 and proceeds of $21,477.  Of this amount, the net distribution to the investors will be approximately $10,000.  This represents a per BAC distribution of $0.002. The total return to the investor will be distributed based on the number of BACs held by each investor.   The remaining proceeds of $11,477 is anticipated to be paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $21,477 as of March 31, 2005.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) negotiated a sale of its General Partner interest, which was completed in August 2003.  In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004.  In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the “ILP”) sold its interest in Wilmington Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,023,368 and proceeds of $14,318.  Of this amount, the net distribution to the investors will be approximately $10,000.

This represents a per BAC distribution of $0.002. The total return to the investor will be distributed based on the number of BACs held by each investor.   The remaining proceeds of $4,318 is anticipated to be paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $14,318 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund II - Series 9 (the “ILP”) sold its ILP interest in Maywood Associates Limited (Maywood Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200.  Proceeds from the sale were received in the first quarter 2005.  Of the total proceeds received $13,000 represents payment of outstanding reporting fees due to an affiliate of the ILP.  Of the total remaining proceeds it is anticipated that approximately $10,000 will be returned to the investors.  Provided that this is the actual amount received the investor per BAC distribution will be $0.002.  The total return to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $33,200 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $43,200 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 9 (the “ILP”) sold its interest in Breezewood RRH, Ltd., (Breezewood Village II) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the ILP of $56,124. Of the total ILP proceeds received, $3,570 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $16,196.  This represents a per BAC distribution of $0.004.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $36,358 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $27,342 represents partial reimbursement for outstanding advances and asset management fees; and $5,666 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.

Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $49,204 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 9 (the “ILP”) sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the ILP of $44,408. Of the total ILP proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $10,933.  This represents a per BAC distribution of $0.003.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $27,260 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $18,244 represents partial reimbursement for outstanding advances and asset management fees; and $5,666 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $34,843 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 9 (the “ILP”) sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the ILP of $58,327. Of the total ILP proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $17,185.  This represents a per BAC distribution of $0.004.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $27,260 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $18,243 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $41,095 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 9 (the “ILP”) sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $ 2,725,687 and proceeds to the ILP of $109,027.  Of the total ILP proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $39,961.  This represents a per BAC distribution of $0.010.  The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $61,878 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $52,861 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $98,489 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund I - Series 9 (the “ILP”) sold its interest in Quail Hollow RRH, Ltd., (Quail Hollow Apts.) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,439,422 and proceeds to the ILP of $57,577. Of the total ILP proceeds received, $2,198 represented payment of outstanding reporting fees due to an affiliate of the ILP.  Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $16,848.  This represents a per BAC distribution of $0.004.

The total return to the investor will be distributed based on the number of BACS held by each investor.  The remaining proceeds of $38,531 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount paid to BCAMLP is as follows:  $3,350 represented a fee for overseeing and managing the disposition of the property; $29,514 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs.   Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $52,029 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the “ILP”) sold its Investment Limited Partner interest in 438 Warren Street LP (Warren Street Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,143,101 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership.  Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero.  Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

(Series 10).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%. The series had a total of 42 properties at March 31, 2005, of which 41 were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003 the series, in total, generated $1,343,047 and $1,787,970, respectively, in passive income tax losses that were passed through to the investors, and also provided $.02 and $.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, the Investments in Operating Partnerships for Series 10 was $1,385,537 and $2,287,645, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the

Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended December 31, 2004 and 2003, Series 10 reflects net loss from Operating Partnerships of $(2,187,187) and $(1,638,137), respectively, which includes depreciation and amortization of $2,766,775 and $2,495,749, respectively.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2004 due to fluctuating occupancy.  Occupancy averaged 86.1% in 2004, but had increased to 90.5% by year end.

Occupancy continued to improve through the first quarter of 2005 and averaged 98.4%.  The property suffered due to poor on-site management.  Both the regional and on-site manager were replaced in 2004.  A more experienced regional manager from within the management company has been assigned to this property.  The regional manager visits the property once a week to assist the new on-site manager.  Management is working with the manager to control operating expenses and stabilize occupancy. This property will continue to be monitored on a monthly basis until it is able to reduce operating expenses and generate cash.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 is 58%.  Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 is need to make necessary deferred maintenance repairs.  The Operating General Partner has not funded any capital improvements to date.  Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded.  The Operating Partnership has been unable to support the mortgage payments, which resulted in the payments becoming more then 12 months delinquent. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and started foreclosure proceedings against the property.  The Operating General Partner has appealed the foreclosure actions, which the court will hear in June 2005.  If the Operating General Partner is unsuccessful in this appeal the property will go to foreclosure before the end of June 2005.

A disposition analysis performed by the Investment General Partner has indicated that the property’s current value is less than the current mortgage balance.  Therefore, it is recommended that no additional capital be invested into the project. The Operating Partnership’s compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy.  Occupancy averaged 80% through fourth quarter of 2004 and decreased to 75% through in the first quarter of 2005.  The property also suffers from deferred maintenance. To make the necessary repairs, the management company has estimated that approximately $80,000 is needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow has not been properly funded.  The Operating Partnership has also not been unable to support debt payments, and the mortgage is now in default.  In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and initiated foreclosure proceedings. The partnership has gone through two court appeals to stop the foreclosure process and both have been denied. In November 2004, the Operating Partnership filed a suite with the Federal District court to contest the foreclosure proceedings but it was denied in April 2005.  The property is currently in the redemption period of foreclosure.  A disposition analysis performed by the Investment General Partner has indicated that the property’s current value is less than the current mortgage balance.  Therefore, it is recommended that no additional capital be invested into the project. The Operating Partnership’s compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2004.  The property was severely damaged in a tornado during May 2003 and was uninhabitable through June 2004.  The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time.  Occupancy had been steady at 92% (11 out of 12 units) until December 2004.  A resident flooded her unit by stuffing items into the toilet.  The flooding damaged her unit and the unit next door.  The units were rehabbed using the insurance proceeds.  As a result, occupancy averaged 83% for the first quarter of 2005.  Once repairs were complete, they were able to lease one of the units and were 92% occupied (1 vacant unit) by the end of March 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia.  The property operated below breakeven in 2004 and the first quarter of 2005 due to low occupancy.  In late February 2005, new regional and site managers took over the management of the property, and occupancy improved from 74% to 79% in the month of March.  The occupancy increase has continued due to more effective marketing and outreach efforts and physical improvements to improve curb appeal.  Tenant receivables have also decreased due to management’s aggressive collection efforts.  Outstanding vendor payments, over 60 days, remain high, and the Investment General Partner is discussing with the General Partner their obligation to fund deficits.  The Investment General Partner continues to monitor the property’s improving performance and payment of accounts payable.  The mortgage, taxes, and insurance are all current.  The compliance period expires on December 31, 2005 and the Operating General Partner is considering applying for tax credits to resyndicate the property.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the first quarter of 2005 increased to 96%, up from the fourth quarter 2004 average of 92%.  Due to the improved occupancy and reduced tenant delinquencies, the property operated above breakeven during the first quarter.  The improved occupancy is a result of the new management team’s efforts to stabilize property’s operations.  The Investment General Partner continues to monitor the improving operations of Pines by the Creek.  The mortgage, taxes, and insurance are all current.  The compliance period for this property will expire on December 31, 2005.

Washington Heights Apartments IV is a 24-unit complex located in Bismarck, North Dakota.  Occupancy had fluctuated from quarter-to-quarter in 2004 with an average occupancy of 85%.  The occupancy improved to 100% in November and December. The low occupancy rate early in 2004 is largely the result of increases in new home sales and competition from newer multifamily developments. Management changed the site manager in the third quarter of 2004 increased their marketing efforts, offered rent concessions for new residents and lowered rents to retain existing residents.   Occupancy remains strong in 2005 with an average of 91% for the first quarter.  The Operating

General Partner continues to fund the development as needed.  Taxes and payables are kept current.  The compliance period for this partnership expired on December 31, 2004.  Due to improved operations, special disclosure will no longer be reported on this property.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. Loss of industry in the Great Falls area has led to a significant population decline. While average occupancy for 2004 was 90%, and 97% for the first quarter 2005, the property has fallen short of the rent levels underwritten for the site. Despite reasonable operating expenses, Great Falls Properties was unable to fund its operations for the year 2004. This resulted in accrual of a large balance of property taxes, and the use of replacement reserves to cover expenses. At year-end 2004, the replacement reserve balance was $595. The project has entered a workout plan with RHS to bring the replacement reserve account current and borrowed money from RHS to pay property taxes. In October 2004, the Operating General Partner re-amortized the mortgage for the property. The proceeds from the re-financing were used to pay off the outstanding loans from RHS. There is a portion of the outstanding taxes that still remains unpaid, and the Operating Partnership is paying the back taxes over a twelve month period. The combination of the increased debt service and extra tax payments caused a further operational burden for the first quarter of 2005. During the first quarter of 2005, the partnership continued to lose money and operated with a 0.66 debt coverage ratio.

In December 2004, Boston Capital Tax Credit Fund II - Series 10 (the “ILP”) negotiated a partial sale of its ILP interest in Pedcor, Investments 1989-X (Port Crossing Apts.) to the Operating General Partner. In December 2004, 24.99% of the ILP interest was transferred to the Operating General Partner for proceeds to the ILP of $131,060. In addition, the ILP and the Operating General Partner negotiated a put option regarding the future transfer of the remaining ILP interest.  The sale of remaining ILP interest is expected to occur in the first quarter of 2006.  Upon the exercise of the ILP’s put option, the Operating General Partner will assume the Operating Partnership’s outstanding mortgage, which is approximately $3,049,000.  In addition, the Operating General Partner will pay additional estimated proceeds to the ILP of $489,440 for the remaining interest.  Of the total anticipated proceeds from the partial sale and put option, it is estimated that approximately $192,286 will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distributions will be $.079.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $428,214 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $5,550 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of estimated expenses incurred in connection with the disposition and $410,164 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  The proceeds received as of December 31, 2004 were applied against the Investment Partnership’s remaining investment in the Operating Partnership in accordance with the equity method of accounting.

The Investment Partnership also recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004.  The loss represented 24.99% of the remaining investment balance net of additional expected proceeds.

(Series 11).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,786,352 and $1,914,062, respectively, in passive income tax losses that were passed through to the investors, and also provided $.02 and $.06, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 11 was $2,754,397 and $3,616,386, respectively.  Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended December 31, 2004 and 2003, Series 11 reflects net loss from Operating Partnerships of $(2,724,398) and $(2,472,394), respectively, which includes depreciation and amortization of $2,736,035 and $2,789,033, respectively.

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

The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate.  On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies.  On May 24, 2004, a Settlement Agreement (the “Agreement”) was successfully mediated with all parties named in the complaint filed in May of 2003.  Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement.  Under the terms of the Agreement the Estate will provide the Investment General Partner with quarterly accounting records, and if funds are available, make payments to the Investment General Partner against amounts owed to the Partnerships.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units.  The first quarter of 2005 saw a drop in average occupancy to 77%, from the 2004 year-end average of 90%.  Reportedly, a large number of senior residents moved out as their leases expired in December 2004 because they were unhappy with the younger residents that had begun to move in.  These unexpected move-outs, together with evictions, created a large number of vacant units. However, the management company was able to re-lease the vacated units and occupancy was back up to 94% in May.  At the end of 2005, the permanent mortgage will be fully paid off.  This will increase cash flow by $8,000 a month, allowing the property to operate well above breakeven.  The Investment General Partner will continue monitoring the property’s improving performance on a quarterly basis.  The mortgage, taxes, and insurance are current.  The Operating General Partner guarantee is unlimited in time and amount.  The compliance period expires December 31, 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia.  The property operated below breakeven in 2004 and the first quarter of 2005 due to low occupancy.  In late February 2005, new regional and site managers took over the management of the property, and occupancy improved from 74% to 79% in the month of March.  The occupancy increase has continued due to more effective marketing and outreach efforts and physical improvements to improve curb appeal.  Tenant receivables have also decreased due to management’s aggressive collections efforts.  Outstanding vendor payments, over 60 days, remain high, and the Investment

General Partner is discussing with the General Partner their obligation to fund deficits.  The Investment General Partner continues to monitor the property’s improving performance and payment of accounts payable.  The mortgage, taxes, and insurance are all current.  The compliance period expires on December 31, 2005 and the Operating General Partner is considering applying for tax credits to resyndicate the property.

Franklin School Associates (Franklin School Apartments) finished 2004 with a loss of roughly $36,000, which was funded by the Investment General Partner. During the first quarter of 2005, additional funding by the Investment General Partner totaling $25,667 was required due to lower than expected occupancy. The poor operations resulted from continuing problems with the local Section 8 Administrator, Opportunities, Inc. in the prompt approval of prospective residents for subsidized properties. Due to the chronic problems at the agency, the State of Montana suspended all operations through early April 2005. However, since the lifting of the suspension, five apartments have been leased from a list of over 20 prequalified residents. At this point, management expects to be close to full occupancy by the end of the second quarter. The mortgage, taxes and insurance are all current. However the loan servicer, Midland Loan Services, put the mortgage in a technical default because they have not approved the new manager in writing pending receipt of a signed management agreement. A signed agreement will be forwarded for their review and written approval.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2004 due to low occupancy, which averaged 85% in 2004.  Occupancy has continued to struggle into 2005 and averaged 81% in the first quarter.  Management has concerns regarding the on-site manager’s marketing abilities.  The regional manager has been at the property more frequently to assist in marketing and leasing the units. Because the property is located in an economically depressed area, occupancy will be an ongoing concern. The property’s mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the first quarter of 2005 increased to 96%, up from the fourth quarter 2004 average of 92%.  Due to the improved occupancy and reduced tenant delinquencies, the property operated above breakeven during the first quarter.  The improved occupancy is a result of the new management team’s efforts to stabilize property’s operations.  The Investment General Partner continues to monitor the improving operations of Pines by the Creek.  The mortgage, taxes, and insurance are all current.  The compliance period for this property will expire on December 31, 2005.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48 unit, Rural Development-financed, family site.  The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains.  The town recently lost two of its largest employers; a mining company and a sawmill, which resulted in a decrease in the property’s occupancy from 77% in July of 2004 to 73% in December 2004.   In 2001, the General Partner passed away and the executor of the estate assumed Operating General Partner duties.  The Investment General Partner is in the process of negotiating the executor’s formal insertion as Operating General Partner with the Investment General Partner receiving exit strategy amendments in return.  Management recently negotiated a 3.6% rent increase from Rural Development effective June 1, 2004.  Moreover, plans are being finalized to build a new golf course and housing development near the property.  Management intends to market directly to these employers to generate qualified applicants.

Harbour View Group Limited, Limited Partnership (Sandy Pines Manor), is located in Punta Gorda, Florida.  The property was hit by multiple hurricanes in the late Fall of 2004 resulting in the total loss of habitability to all 44 residential units. Due to the massive amount of insurance claims filed in this area, payment processing has been delayed. The Operating General Partner is currently finalizing negotiations with the insurance carrier for final payment in order to re-build the development.  Several general contractors have been contacted and asked to submit bids. Construction is scheduled to commence in February or March of 2005. The compliance period ended in 2004.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized senior property located in Arkansas City, KS.  The property had historically suffered from low occupancy and operating cash deficits.  The average occupancy for 2004 was 76%. However, the operations improved greatly in 2004 and the property had average occupancy of 92% through the first quarter of 2005.  The property generated cash and was able to fund all required reserves. The mortgage, real estate taxes and insurance are current.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 90% in 2004.

Average occupancy through the first quarter of 2005 was 96%. The partnership operated close to breakeven in the first quarter of 2005.  The compliance period expired in 2004 and the Operating General Partner is working with the Investment General Partner on an exit strategy.

(Series 12).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%, respectively.  The series had a total of 51 properties at March 31, 2005, of which 50 were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,443,674 and $2,438,779, respectively, in passive income tax losses that were passed through to the investors, and also provided $.05 and $.28, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, the Investments in Operating Partnerships for Series 12 was $784,775 and $4,827,072, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended December 31, 2004 and 2003, Series 12 reflects net loss from Operating Partnerships of $(2,153,399) and $(2,342,559), respectively, which includes depreciation and amortization of $2,821,757 and $3,468,570, respectively.

Franklin House Apts. LP (Franklin House Apts.) was a 21 unit property located in Liberty, MO.  The Investment Partnership received notification of mortgage default in 2004 and attempts to sell the property or to get the bank to accept a deed in lieu of foreclosure were unsuccessful.  As all possible options to dispose of the property were exhausted, and bringing the properties mortgage current would have required cash infusions by the Investment Partnership, it was determined that it was in the best interest of the Investment Partnership to allow the mortgage holder to foreclose on the property.  A loss on the disposal of the property in the amount of its investment value at the time of the foreclosure of $20,215 has been recorded.  Since the tax credit compliance period for Franklin House Apartment LP expired on December 31, 2002, the Investment Partnership will not be subject to any recapture of the tax credits previously taken.

In September of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgage) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the

Operating Partnerships audited financial statements as of December 31, 2003. The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate.  On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General

Partner who received some of the misappropriated funds, and the former, and current management companies.  On May 24, 2004, a Settlement Agreement (the “Agreement”) was successfully mediated with all parties named in the complaint filed in May of 2003.  Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement.  Under the terms of the Agreement the Estate will provide the Investment General Partner with quarterly accounting records, and if funds are available, make payments to the Investment General Partner against amounts owed to the Partnerships.   On April 7, 2003, the Operating General Partner was requested to cure all violations of the Amended and Restated Agreement of Limited Partnership within 30 days, as required under the agreements.  The Operating General Partner did not and to date has not cured the violations.  Upon the expiration of the 30-day cure period, the requests for approval to remove the Operating General Partner were filed with the mortgagor as required under the loan documents.  On April 9, 2004, the proposed removal of the Operating General Partner was approved by the mortgagor. The new Operating General Partner is an entity related to the Investment General Partner. The Investment General Partner and the new Operating General Partner have initiated the process of selling the properties.  Any such sale will occur at the conclusion of the 15 year tax credit compliance periods.

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt.  The property has a history of high occupancy.  However, high operating expenses particularly taxes and utilities, prevent the property from achieving breakeven.  Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest.  At the end of 2004, the lender and Investment General Partner finalized a refinance of the first mortgage which resulted in a lower interest rate and a payoff of outstanding accounts payable which included the delinquent property taxes.  The refinance has resulted in a stabilized economic condition for the property.  As of the end of the first quarter of 2005, the property’s average occupancy continues to reflect a consistent 100% versus the average of 99% for 2004 and 96% for 2003.  As a result of increased stabilized occupancy and the refinance of the first mortgage the property has been able to produce cash flow and fund reserves for replacement.  The Investment General Partner has expressed an interest in buying the property at the end of compliance (January 2006) and currently the Investment General Partner is negotiating the terms of a possible sale.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia.  The property operated below breakeven in 2004 and the first quarter of 2005 due to low occupancy.  In late February 2005, new regional and site managers took over the management of the property, and occupancy improved from 74% to 79% in the month of March.  The occupancy increase has continued due to more effective marketing and outreach efforts and physical improvements to improve curb appeal.  Tenant receivables have also decreased due to management’s aggressive collection efforts.  Outstanding vendor payments, over 60 days, remain high, and the Investment General Partner is discussing with the Operating General Partner their obligation to fund deficits.  The Investment General Partner continues to monitor the property’s improving performance and payment of accounts payable.  The mortgage, taxes, and insurance are all current.  The compliance period expires on December 31, 2005 and the Operating General Partner is considering applying for tax credits to resyndicate the property.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the first quarter of 2005 increased to 96%, up from the fourth quarter 2004 average of 92%.  Due to the improved occupancy and reduced tenant delinquencies, the property operated above breakeven during the first quarter.  The improved occupancy is a result of the new management team’s efforts to stabilize property’s operations.  The Investment General Partner continues to monitor the improving operations of Pines by the Creek.  The mortgage, taxes, and insurance are all current.  The compliance period for this property will expire on December 31, 2005.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. State cutbacks have hindered the local housing authority’s ability to issue Section 8 vouchers.  Recent evictions for non-payment of rent, coupled with management’s difficulty finding tenants that do not exceed maximum income guidelines, drove the occupancy rate down during the first quarter of 2005.  Occupancy for the first quarter of 2005 averaged 75%.  As a result, the site continues to operate below break even.  Management is increasing marketing efforts with the hopes of attracting qualified tenants and continues to offer rent concessions.

Windsor II Limited Partnership (Windsor Court II), is a 24-unit development located in Windsor, Virginia.  The partnership operated below breakeven in 2004 due to low occupancy levels and high operating expenses. Due to poor performance, the on-site manager was replaced in June 2004.  The new manager has been able to improve the occupancy and occupancy averaged 95% for the first quarter of 2005. The property continues to operate below breakeven due to high operating expenses.

As a result of the age of the property, there are items of deferred maintenance to be corrected.  The large amount of maintenance work needed to maintain its curb appeal causes the expenses to be very high. The Investment General Partner will monitor this deal on a monthly basis until it is able to reduce expenses, and generate cash.  Operating deficits are being funded by the General Partner and through RD-approved withdrawals from the replacement reserve.  The mortgage, taxes and insurance are all current.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even in 2004 and the first quarter of 2005 due to an average occupancy of only 84%. Management reports that the decline in occupancy is primarily due to the increase in first-time home owners that are taking advantage of low interest rates and State-assisted down payment programs.

Management has improved their marketing effort through use of billboards, bus-boards, newspaper ads, and flyers. They have also created a new staff position dedicated solely to marketing the property. As a result, occupancy has been increasing monthly to 92% in May 2005. Occupancy will continue to be monitored closely until operations reach above break-even.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR.  The property suffers from low occupancy and high turnover due to a higher rent structure and increased market competition. The rents have been lowered to attract potential residents, advertising has been increased however traffic in the area has slowed down considerably.  Management continues to work hard marketing the property but the lack of qualified tenants in the area has made it difficult to increase the occupancy.  As of December 2004 the average occupancy was 75%. The property had maintained a 72% occupancy for November and December. Occupancy for the first quarter of 2005 averaged 77%. The Manager at the property was changed in the first quarter of 2005. The Operating General Partner funds the development for any shortfalls.  The property mortgage, taxes and insurance are all current.  A former resident has filed a lawsuit naming Yorkshire Townhomes and owners regarding a claim of civil rights violation.  The Plaintiff has demanded a trial by jury, which is expected to be heard in the second quarter of 2005.

Brandywood Limited Partnership I (Brandywood Apts.) is a 54-unit complex located in Oak Creek, Wisconsin.  Occupancy through for the first quarter of 2005 was 70%. Occupancy at the property had dropped considerably from the previous quarter, which was 75%. By the end of May, occupancy was 72% with two units leased and two move-out notices for a net projected occupancy of 72%.  Traffic is improving and the management agent is confident that occupancy will greatly improve.  The recent move-outs are a result of management enforcing the rules regarding rent collections and evictions.  The property is currently offering one month free rent and a $300 resident referral fee.   Pinnacle Management Services, began managing the property in May 2004.  In an effort to improve operations, the Operating General Partner transferred management to Affiliated Management Group on April 1, 2005.  Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties.  Operations are below breakeven due to high vacancy loss, utilities expense, and bad debts expense. The mortgage, taxes and insurance are current.  The Operating General Partner advanced approximately $26,000 in April 2005 for operating cash deficits.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively.  Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP’s interests.  Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors.  Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively.  The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Accordingly, losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $2,113,352, $690,791, $3,046,179 and $2,791,520, respectively.  The losses recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

(Series 14).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%, respectively.  The series had a total of 93 properties at March 31, 2005, of which 91 were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $3,887,274 and $3,761,878, respectively, in passive income tax losses that were passed through to the investors, and also provided $.05 and $.17, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, the Investments in Operating Partnerships for Series 14 was $2,011,593 and $5,940,014, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended December 31, 2004 and 2003, Series 14 reflects net loss from Operating Partnerships of $(3,219,482) and $(4,523,770), respectively, which includes depreciation and amortization of $5,174,431 and $6,262,285 respectively.

Series 14 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP.   The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total.  The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003.  Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships where either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investement General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC.  In the first quarter of 2003, the Operating General Partner applied through Rural Development to restructure the mortgage to reduce monthly mortgage payments and bringing the Replacement Reserve account current.  After nearly two years of negotiations, the plan was approved and the mortgage is scheduled to be re-amortized in the first quarter of 2005.  Once the re-amortization is complete, Rural Development will work towards clearing up the Replacement Reserve account and bringing it current.  The monthly mortgage payment will be reduced by approximately $2,000.   The average occupancy for the fourth quarter was 100%, with year to date occupancy of 91.33%.  The property has shown six months of breakeven operations.  Once the mortgage re-amortization is finalized the property will further strengthen operations, and pay off overdue accounts payable.  The Operating General Partner’s operating deficit guarantee is unlimited in time and amount.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI.  The property operated with an average occupancy of 87% for the year 2004. Based on the most recent information, average occupancy has declined to to 78%. The operating expenses continue to stay below the state average. The low rental rates in the area, combined with the declining occupancy prevented the property from achieving breakeven operations through the first quarter of 2005.  The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The Operating General Partner had historically supported the property through loans to the partnership and the deferral of management fees.  The general partner has recently stated they will no longer support this property. Additionally the monthly mortgage payment to (GMAC) Commercial Mortgage Corporation will be reduced to cash flow payments. As of January 1,2005 the loan was in default. The property’s compliance period ends in 2005.  This partnership has been transferred to a Special Assets Group and consultant has been assigned to work with the Operating General Partner and the Lender to insure the property remains in compliance thru the compliance period.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd. is a 16-unit property for families located in Wynnewood, OK.  Wynnewood is a small town (pop. 2,367) where population and employment opportunities have been consistently declining in recent years.  Because of the weak local economy, finding qualified residents is difficult.  Average occupancy in the first quarter of 2005 was 75%.  To increase occupancy, the partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development.  The management company advertises in local publications and requests referrals from local agencies.  The Investment General Partner will continue to monitor the operations of this partnership.  All taxes, mortgage and insurance payments are current and the Operating General Partner funds all operating deficits.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI.  The Operating Partnership suffers from inadequate rental assistance.  Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all 8 of the property’s unsubsidized units.  It is the opinion of the property manager that steady-state occupancy at this property is 3-5 units below full capacity.  History bears this out.  Q1 2005 occupancy ranged from 82-86% (4-5 vacancies).  Audited financial statements show that despite less than full occupancy throughout he year, the property was able generate a small amount of cash.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia.  The property generated a small amount of cash in 2004, due to a workout plan with Rural Development.  Average occupancy was 86.6% in 2004. Occupancy has continued to struggle into 2005 and averaged 77% through the first quarter.  The property is located in a very rural area and the property suffers from lack of qualified applicants and rental assistance.  The Investment General Partner will continue to monitor this deal on a monthly basis.

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

Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary’s, Pennsylvania. The key issues affecting the property’s operations are rent levels and decreased occupancy. Due to low occupancy the property continues to operate below breakeven in 2005. The site’s occupancy continues to struggle against the competition in the area.

There are a number of HUD properties in the area that offer lower rent. A new site manager has since taken over at the property and is working diligently on returning occupancy to a level that will allow the property to breakeven. Through the first quarter, the property is operating with an average occupancy of 83%. The property received a rent increase of $12 per unit in 2004; however the property is operating below breakeven through the first quarter of 2005 as a result of decreased occupancy. The Investment General Partner will continue to monitor operations at this property.

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28 unit development located in Las Cruces, NM.  On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of 12 units.  All of these units remain offline.  Reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes.  On May 11, 2005 a building permit was issued to the contractor and reconstruction began.  All repairs are scheduled to be complete and the units placed back online before the end of October 2005.

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. The property cannot break even due to cumbersome debt service payments. Occupancy averaged 90% during 2004 and increased to 96.8% during the first quarter of 2005. Operating expenses for 2004 and the first quarter of 2005 are approximately $550 below the state average. Upper management instructed the site manager to severely restrict expenses. Management has not considered restructuring the property’s debt.  The Operating General Partner has been funding operating deficits. The Operating General Partner, has a total of 27 properties syndicated with affiliates of the Investment General Partner, the great majority of which are operating well, and his operating deficit guarantee for McComb Family LP., is unlimited in time and amount.

Rainier Manor Associates Limited Partnership (Rainier Manor) is a 104-unit development located in Mr. Rainier, MD.  The property experienced a fire in a unit on February 13, 2004.  The fire originated in Unit 215 and was caused by resident carelessness while cooking in the kitchen.  During the investigation drugs were found on the property and the resident has been in a rehabilitation center since the date of the incident.  The repairs have been completed and the three invoices total $35,615.48.  A secondary loss regarding the toilet valve connected to the water meter was forwarded to Mitsui, the insurance carrier, on May 23, 2005 as soon as it came to the Operating General Partner’s attention.  The Adjusters are addressing variations between the loss assessment and invoices before the Proof of Loss is submitted for signature. No insurance reimbursement has been received to date.  The Investment General Partner was recently notified of the claim and will continue to monitor and provide updates.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and

Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640.  Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees.  The remaining proceeds of $1,312,303 was paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement.  The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000.  Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. Of the proceeds remaining, it is estimated that approximately $94,425, $62,230, $217,477 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.032, $.048, $.210, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively.  Accordingly, a gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. The loss recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively.  Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP’s interests.  Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors.  Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively.  The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Accordingly, losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $2,113,352, $690,791, $3,046,179 and $2,791,520, respectively.

The losses recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

One Northridge, LTD., (Northridge Apts.) in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The Operating General Partner has not provided financial reports since March, 2004.   In of June of 2004 the Operating General Partner entered into a contract for deed to sell the property without consent from the Investment Limited Partner. The Investment Limited Partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer.  The Operating General Partner had ceased communications in this matter.  In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property.  On May 27, 2005, the Investment Limited Partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the compliance period and for the period proscribed by the IRS. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with IRS guidelines.  The Investment Partnership did not receive any proceeds from the sale of the property and the Operating Partnership’s investment balance at the time of the property sale was zero.  Accordingly no gain for sale was recorded on the Partnership’s financial statements.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the “ILPs”) negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner.  The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the ILPs of $780,579 ($298,038 for Series 2 and $482,541 for Series 14).  Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $4,000 is for payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $156,660 ($117,495 for Series 2 and $39,165 for Series 14).   Provided this is the actual amount distributed, this represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP.  Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively.  The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the “ILPs”) negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the ILPs of $979,310 ($403,912 for Series 2 and $575,398 for Series 14).  Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $8,000 is for payment of outstanding reporting fees due to an affiliate of the ILPs. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $253,710 ($170,747 for Series 2 and $82,963 for Series 14).  Provided this is the actual amount distributed, this represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Haven Park Partners IV, L.P. (Glenhaven Park) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the ILPs were $28,760.  Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests.  The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14.  Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940, respectively.  The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners III, A California LP (Glenhaven Park III) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the ILP of $715,000.  Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest.  Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership.  The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively.  Of the proceeds remaining, it is estimated that approximately $5,793 and $39,360, for Series 4 and Series 14, respectively, will be distributed to the investors.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.002 and $.007, for Series 4 and Series 14, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The remaining balance of $160,406 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILPs investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

Contractual Obligations

As of March 31, 2005, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Asset Management Fees Payable to Affiliates	$29,978,145	$29,978,145	*	—	—	—

* Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.

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

Recent Accounting Pronouncements

As of March 31, 2004, the partnership adopted FASB Interpretation No. 46 - Revised (“FIN46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE.  However, management does not consolidate the partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary.  The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Exceptions to Certifications

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January and February and refer to Generally Accepted Auditing Standards.  We have all appropriate originally signed opinions from the operating partnerships, however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Therefore, we are filing our 10-K as “UNAUDITED” as it is without an audit opinion.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk - Not Applicable

Item 8.

Financial Statements and Supplementary Data

The financial statements of the Partnership are listed in Item 15 as being filed as a part of this Report as Exhibits 13 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principle Executive Officer and Principle Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principle Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

(b) Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 60, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment

Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess &Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 43, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Partnership is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Partnership, Boston Capital Associates LP, has adopted a Code of Ethics which applies to the Principle Executive Officer and Principle Financial Officer of C&M Management, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to, Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2004 fiscal year:

An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2005, net of payments made, was $1,719,408.  Accrued fees are payable without interest as sufficient funds become available.

The Partnership has reimbursed or accrued to an affiliate of the General Partner a total of $83,226 for amounts charged to operations during the year ended March 31, 2005. The reimbursement includes, but may not be limited to sale prep fees, postage, printing, travel, and overhead allocations.

The Partnership recorded as payable to affiliates of the General Partners a total of $50,175 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships.  The allocation of the total advanced during the year ended March 31, 2005, to three of the six series is as follows:  $4,449 to Series 7, $25,747 to Series 11, and $19,978 to Series 12.

During the year ended March 31, 2005, the partnership paid sales preparation fees to Boston Capital Asset Management Limited Partnership in connection with the sale of certain operating limited partnerships.  During the year ended March 31, 2005, the amount paid was $19,975.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2005, 18,679,738 BACs had been issued. The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 7	—
Series 9	7.28%
Series 10	—
Series 11	11.92%
Series 12	6.67%
Series 14	—

(b)	Security ownership of management.

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

The Partnership has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership.  Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2005.

(b) Certain business relationships.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c) Indebtedness of management.

None.

(d) Transactions with promoters.

Not applicable.

Item 14.          Principle Accountant Fees and Services Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$7,750	$18,770	$17,780	$17,780	$20,900	$40,600

Audit Related Fees	750	750	750	750	750	750

Tax Fees	4,010	10,445	8,960	8,300	10,445	18,200

All Other Fees	—	—	—	—	—	—

Total	$12,510	$29,965	$27,490	$26,830	$32,095	$59,550

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$7,450	$18,050	$17,100	$17,100	$20,100	$40,600

Audit Related Fees	350	350	350	350	350	350

Tax Fees	3,637	10,756	9,257	8,501	10,478	18,363

All Other Fees	—	—	—	—	—	—

Total	$11,437	$29,156	$26,707	$25,951	$30,928	$59,313

Audit Committee
The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13 - (UNAUDITED)

Balance Sheets, March 31, 2005 and 2004

Statement of Operations, Years ended March 31, 2005, 2004, and 2003.

Statements of Changes in Partners’ Capital, Years ended March 31, 2005, 2004 and 2003.

Statements of Cash Flows, Years ended March 31, 2005, 2004 and 2003.

Notes to Financial Statements, March 31, 2005, 2004 and 2003.

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the year ended March 31, 2005

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

Exhibit No. 13 - (UNAUDITED)
a.	Unaudited Financial Statement of Boston Capital Tax Credit Fund II Limited Partnership, filed herein

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: July 14, 2005	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.
John P. Manning

July 14, 2005	/s/ Marc N. Teal	Chief Financial Officer (Principle Financial and Accounting Officer), C&M Management Inc.; Chief Financial Officer (Principle Financial and Accounting Officer) BCTC II Assignor Corp.
Marc N. Teal