Form 10-Q
period 2005-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2005-08-22
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2005

                                             or

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

Yes	X	No	_

Indicate by check mark whether the registrant is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2005

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

Partners_Capital_Series_12 Page 21

Partners_Capital_Series_14 Page 21

Statement_of_Cash_Flows

THREE MONTHS Ended JUNE 30,

Cash_Flows_Series_7 page 24

Cash_Flows_Series_9 Page 26

Cash_Flows_Series_10 Page 28

Cash_Flows_Series_11 page 30

Cash_Flows_Series_12 page 32

Cash_Flows_Series_14 Page 34

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

Notes_to_Financial_Statements

Note_A_Organization Page 36

Note_B_Accounting_Financial_Reporting Page 36

Note_C_Related_Party_Transaction page 37

Note_D_Investments page 39

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 40

Combined_Statements_Series_9 Page 41

Combined_Statements_Series_10 page 42

Combined_Statements_Series_11 Page 43

Combined_Statements_Series_12 page 44

Combined_Statements_Series_14 Page 45

NOTE_E_TAXABLE_LOSS Page 46

Liquidity page 47

Capital_Resources page 47

Results_of_Operations Page 49

Quantitative_and_Qualitative Page 77

Disclosure_Controls_and_Procedures Page 77

Part_II_Other_Information

Signatures page 79

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 6,685,905	$ 6,966,573

OTHER ASSETS
Cash and cash equivalents	4,598,573	4,885,997
Investments	-	-
Notes receivable	-	180,000
Deferred acquisition costs (Note B)	639,222	648,487
Other assets	101,318	429,068
	$ 12,025,018	$ 13,110,125

LIABILITIES
Accounts payable	$ 1,380	$ 8,907
Accounts payable affiliates (Note C)	29,411,633	30,032,978
Capital contributions payable (Note D)	236,345	236,345
	29,649,358	30,278,230
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(15,863,827)	(15,412,153)

General Partner	(1,760,513)	(1,755,952)
	(17,624,340)	(17,168,105)
	$ 12,025,018	$ 13,110,125

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 37,201	$ 30,271

OTHER ASSETS
Cash and cash equivalents	365,864	237,457
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	-	-
Other assets	5,500	5,500
	$ 408,565	$ 273,228

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,536,316	1,685,882
Capital contributions payable (Note D)	-	-
	1,536,316	1,685,882

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,026,546)	(1,308,600)

General Partner	(101,205)	(104,054)
	(1,127,751)	(1,412,654)
	$ 408,565	$ 273,228

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	956,140	1,056,510
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	7,893	8,007
Other assets	20,645	346,108
	$ 984,678	$ 1,410,625

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,832,250	6,136,752
Capital contributions payable (NoteD)	-	-
	5,832,250	6,136,752

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(4,458,278)	(4,338,047)

General Partner	(389,294)	(388,080)

	(4,847,572)	(4,726,127)
	$ 984,678	$ 1,410,625

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,326,662	$ 1,385,537

OTHER ASSETS
Cash and cash equivalents	387,625	382,010
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	53,384	54,158
Other assets	2,151	2,151
	$ 1,769,822	$ 1,823,856

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,697,508	4,618,195
Capital contributions payable (Note D)	-	-
	4,697,508	4,618,195

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,695,291)	(2,563,277)

General Partner	(232,395)	(231,062)
	(2,927,686)	(2,794,339)
	$ 1,769,822	$ 1,823,856

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 2,699,886	$ 2,754,397

OTHER ASSETS
Cash and cash equivalents	283,373	285,164
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	27,118	27,513
Other assets	25,736	15,736
	$ 3,036,113	$ 3,082,810

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,038,079	3,946,662
Capital contributions payable (Note D)	22,528	22,528
	4,060,607	3,969,190

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(799,564)	(662,831)

General Partner	(224,930)	(223,549)
	(1,024,494)	(886,380)
	$ 3,063,113	$ 3,082,810

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 669,518	$ 784,775

OTHER ASSETS
Cash and cash equivalents	825,071	945,602
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs (Note B)	168,299	170,737
Other assets	37,361	11,387
	$ 1,700,249	$ 1,912,501

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,850,696	4,855,164
Capital contributions payable (Note D)	11,405	11,405
	4,862,101	4,866,569

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(2,872,975)	(2,667,269)

General Partner	(288,877)	(286,799)
	(3,161,852)	(2,954,068)
	$ 1,700,249	$ 1,912,501

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,952,638	$ 2,011,593

OTHER ASSETS
Cash and cash equivalents	1,780,500	1,979,254
Investments	-	-
Notes receivable	-	180,000
Deferred acquisition costs (Note B)	382,528	388,072
Other assets	9,925	48,186
	$ 4,125,591	$ 4,607,105

LIABILITIES

Accounts payable	$ 1,380	$ 8,907
Accounts payable affiliates (Note C)	8,456,784	8,790,323
Capital contributions payable (Note D)	202,412	202,412
	8,660,576	9,001,642

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(4,011,173)	(3,872,129)

General Partner	(523,812)	(522,408)
	(4,534,985)	(4,394,537)
	$ 4,125,591	$ 4,607,105

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 4,101	$ 1,865
Other income	7,704	2,813
	11,805	4,678

Share of loss from Operating Partnerships(Note D)	127,604*	(794,402)

Expenses

Partnership management fee (Note C)	492,226	529,131
Amortization	9,264	12,139
General and administrative expenses	94,154	67,775
	595,644	609,045

NET INCOME (LOSS)	$ (456,235)	$ (1,398,769)

Net income(loss) allocated to limited partners	$ (451,673)	$ (1,384,781)

Net income(loss) allocated general partner	$ (4,562)	$ (13,988)

Net income(loss) per BAC	$ (.02)	$ (.45)

* Includes gain on sale for Series 7 of $305,278 and Series 14 of $102,984 of Operating Partnerships for 2005.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2005	2004

Income
Interest income	$ 290	$ 14
Other income	-	-
	290	14

Share of loss(income) from Operating Partnerships(Note D)	312,208*	(26,816)

Expenses

Partnership management fee (Note C)	18,513	24,871
Amortization	-	-
General and administrative expenses	9,082	3,573
	27,595	28,444

NET INCOME(LOSS)	$ 284,903	$ (55,246)

Net income(loss) allocated to limited partners	$ 282,054	$ (54,694)

Net income(loss) allocated general partner	$ 2,849	$ (552)

Net income(loss) per BAC	$ .27	$ (.07)

* Includes gain on sale of Operating Partnerships of $305,278 for 2005.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2005	2004

Income
Interest income	$ 983	$ 259
Other income	1,426	-
	2,409	259

Share of loss from Operating Partnerships(Note D)	-	(179,257)

Expenses

Partnership management fee (Note C)	110,836	125,827
Amortization	114	217
General and administrative expenses	12,904	11,517
	123,854	137,561

NET INCOME (LOSS)	$ (121,445)	$ (316,559)

Net income(loss) allocated to limited partners	$ (120,231)	$ (313,393)

Net income(loss) allocated general partner	$ (1,214)	$ (3,166)

Net income(loss) per BAC	$ (.03)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2005	2004

Income
Interest income	$ 394	$ 192
Other income	735	-
	1,129	192

Share of loss from Operating Partnerships(Note D)	(58,865)	(86,858)

Expenses

Partnership management fee (Note C)	64,738	68,362
Amortization	774	860
General and administrative expenses	10,099	9,676
	75,611	78,898

NET INCOME(LOSS)	$ (133,347)	$ (165,564)

Net income(loss) allocated to limited partners	$ (132,014)	$ (163,908)

Net income(loss) allocated general partner	$ (1,333)	$ (1,656)

Net income(loss) per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2005	2004

Income
Interest income	$ 293	$ 322
Other income	35	2,319
	328	2,641

Share of loss from Operating Partnerships(Note D)	(54,511)	(188,967)

Expenses

Partnership management fee (Note C)	74,169	73,984
Amortization	393	436
General and administrative expenses	9,369	8,448
	83,931	82,868

NET INCOME(LOSS)	$ (138,114)	$ (269,194)

Net income(loss) allocated to limited partners	$ (136,733)	$ (266,502)

Net income(loss) allocated general partner	$ (1,381)	$ (2,692)

Net income(loss) per BAC	$ (.06)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2005	2004

Income
Interest income	$ 852	$ 77
Other income	1,106	-
	1,958	77

Share of loss from Operating Partnerships(Note D)	(115,257)	(125,481)

Expenses

Partnership management fee (Note C)	80,832	79,647
Amortization	2,439	3,329
General and administrative expenses	11,214	14,324
	94,485	97,300

NET INCOME(LOSS)	$ (207,784)	$ (222,704)

Net income(loss) allocated to limited partners	$ (205,706)	$ (220,477)

Net income(loss) allocated general partner	$ (2,078)	$ (2,227)

Net income(loss) per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2005	2004

Income
Interest income	$ 1,289	$ 1,001
Other income	4,402	494
	5,691	1,495

Share of loss from Operating Partnerships(Note D)	44,029*	(187,023)

Expenses

Partnership management fee (Note C)	143,138	156,440
Amortization	5,544	7,297
General and administrative expenses	41,486	20,237
	190,168	183,974

NET INCOME(LOSS)	$ (140,448)	$ (369,502)

Net income(loss) allocated to limited partners	$ (139,044)	$ (365,807)

Net income(loss) allocated general partner	$ (1,404)	$ (3,695)

Net income(loss) per BAC	$ (.03)	$ (.07)

* Includes gain on sale of Operating Partnerships of $102,984 for 2005.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2005	$(15,412,153)	$ (1,755,952)	$ (17,168,105)

Distributions to Investors	-	-	-

Net income (loss)	(451,674)	(4,561)	(456,235)

Partners' capital (deficit), June 30, 2005	$(15,863,827)	$ (1,760,513)	$(17,624,340)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2005	$(1,308,600)	$ (104,054)	$(1,412,654)

Distribution to Investors	-	-	-

Net income (loss)	282,054	2,849	284,903

Partners' capital (deficit) June 30, 2005	$(1,026,546)	$ (101,205)	$(1,127,751)

Series 9
Partners' capital (deficit) April 1, 2005	$(4,338,047)	$ (388,080)	$(4,726,127)

Distributions to Investors	-	-	-

Net income (loss)	(120,231)	(1,214)	(121,445)

Partners' capital (deficit) June 30, 2005	$(4,458,278)	$ (389,294)	$(4,847,572)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2005	$ (2,563,277)	$ (231,062)	$ (2,794,339)

Distributions to Investors	-	-	-

Net income (loss)	(132,014)	(1,333)	(133,347)

Partners' capital (deficit) June 30, 2005	$ (2,695,291)	$ (232,395)	$ (2,927,686)

Series 11
Partners' capital (deficit) April 1, 2005	$ (662,831)	$ (223,549)	$ (886,380)

Distributions to Investors	-	-	-

Net income (loss)	(136,733)	(1,381)	(138,114)

Partners' capital (deficit) June 30, 2005	$ (799,564)	$ (224,930)	$ (1,024,494)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2005	$(2,667,269)	$ (286,799)	$(2,954,068)

Distributions to Investors	-	-	-

Net income (loss)	(205,706)	(2,078)	(207,784)

Partners' capital (deficit) June 30, 2005	$(2,872,975)	$ (288,877)	$(3,161,852)

Series 14
Partners' capital (deficit) April 1, 2005	$(3,872,129)	$ (522,408)	$(4,394,537)

Distributions to Investors	-	-	-

Net income (loss)	(139,044)	(1,404)	(140,448)

Partners' capital (deficit) June 30, 2005	$(4,011,173)	$ (523,812)	$(4,534,985)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (456,235)	$(1,398,769)
Adjustments
Distributions from Operating Partnerships	-	11,965
Amortization	9,264	12,139
Share of (Income)Loss from Operating Partnerships	(127,604)	794,402
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,527)	-
Decrease (Increase) in other assets	327,750	(26,622)
(Decrease) Increase in accounts payable affiliates	(621,334)	610,901

Net cash (used in) provided by operating activities	(878,524)	4,016

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	180,000	-
Proceeds from sale of operating Limited Partnerships:	408,262	-
Investments	-	-

Net cash (used in) provided by investing activities	588,262	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287,424)	4,016

Cash and cash equivalents, beginning	4,885,997	1,749,417

Cash and cash equivalents, ending	$ 4,598,573	$ 1,753,433

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ 284,903	$ (55,246)
Adjustments
Distributions from Operating Partnerships	-	3,086
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(312,208)	26,816
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(149,566)	26,317

Net cash (used in) provided by operating activities	(176,871)	973

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	305,278	-
Investments	-	-

Net cash (used in) provided by investing activities	305,278	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,407	973

Cash and cash equivalents, beginning	237,457	12,216

Cash and cash equivalents, ending	$ 365,864	$ 13,189

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (121,445)	$ (316,559)
Adjustments
Distributions from Operating Partnerships	-	1,427
Amortization	114	217
Share of (Income) Loss from Operating Partnerships	-	179,257
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	325,463	350
(Decrease) Increase in accounts payable affiliates	(304,502)	129,579

Net cash (used in) provided by operating activities	(100,370)	(5,729)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(100,370)	(5,729)

Cash and cash equivalents, beginning	1,056,510	243,617

Cash and cash equivalents, ending	$ 956,140	$ 237,888

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (133,347)	$ (165,564)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	774	860
Share of (Income)Loss from Operating Partnerships	58,865	86,858
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	351
(Decrease) Increase in accounts payable affiliates	79,323	82,371

Net cash (used in) provided by operating activities	5,615	4,876

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,615	4,876

Cash and cash equivalents, beginning	382,010	184,427

Cash and cash equivalents, ending	$ 387,625	$ 189,303

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (138,114)	$ (269,194)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	393	436
Share of Income(Loss) from Operating Partnerships	54,511	188,967
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(10,000)	(20,025)
(Decrease) Increase in accounts payable affiliates	91,419	81,420

Net cash (used in) provided by operating activities	(1,791)	(18,396)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,791)	(18,396)

Cash and cash equivalents, beginning	285,164	331,830

Cash and cash equivalents, ending	$ 283,373	$ 313,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (207,784)	$(222,704)
Adjustments
Distributions from Operating Partnerships	-	2,471
Amortization	2,439	3,329
Share of (Income) Loss from Operating Partnerships	115,257	125,481
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(25,974)	(8,000)
(Decrease) Increase in accounts payable affiliates	(4,469)	104,638

Net cash (used in) provided by operating activities	(120,531)	5,215

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,531)	5,215

Cash and cash equivalents, beginning	945,602	67,139

Cash and cash equivalents, ending	$ 825,071	$ 72,354

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (140,448)	$ (369,502)
Adjustments
Distributions from Operating Partnerships	-	4,981
Amortization	5,544	7,297
Share of (Income)Loss from Operating Partnerships	(44,029)	187,023
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,527)	-
Decrease (Increase) in accounts receivable	38,261	702
(Decrease) Increase in accounts payable affiliates	(333,539)	186,576

Net cash (used in) provided by operating activities	(481,738)	17,077

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	180,000	-
Proceeds from sale of operating Limited Partnerships:	102,984	-
Investments	-	-

Net cash (used in) provided by investing activities	282,984	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(198,754)	17,077

Cash and cash equivalents, beginning	1,979,254	910,188

Cash and cash equivalents, ending	$ 1,780,500	$ 927,265

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") was
formed under the laws of the State of Delaware as of September 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Limited Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The General Partner of the Partnerships continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the General Partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2005 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005

(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Costs incurred by the Partnership in acquiring the investments in
Operating Partnerships were capitalized to the investment account. The
Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership Annual
Report on Form 10-K.

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2005, the
Partnership has accumulated unallocated acquisition amortization totaling
$639,222. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2005 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $7,893, $53,384, $27,118, $168,299, and
$382,528, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at June 30, 2005 and 2004 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005

(Unaudited)

The partnership management fee accrued for the quarters ended June 30, 2005 and 2004 are as follows:

	2005	2004
Series 7	$ 19,704	$ 26,193
Series 9	114,735	129,579
Series 10	79,323	82,371
Series 11	81,420	81,420
Series 12	94,735	95,817
Series 14	182,701	186,585

	$ 572,617	$ 601,965

As of June 30, 2005, an affiliate of the general partner advanced a total of $569,687 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Series 11 had advances of $10,000 during the quarter ended June 30, 2005. Below is a table that breaks down the total advances, by series as of June 30, 2005.

2005
Series 7	$270,772
Series 9	4,960
Series 11	50,747
Series 12	70,550
Series 14	172,658

$569,687

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2005 and 2004 the Partnership had limited partnership interests in 276 and 301 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2005 and 2004 by series is as follows:

	2005	2004
Series 7	9	14
Series 9	41	53
Series 10	42	44
Series 11	40	40
Series 12	51	53
Series 14	92	97

	275	301

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2005 and 2004 by series are as follows:

	2005	2004
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2005.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2005	2004

Revenues
Rental	$ 426,746	$ 722,646
Interest and other	16,677	190,774
	443,423	913,420

Expenses
Interest	139,877	263,007
Depreciation and amortization	125,211	174,116
Operating expenses	293,324	442,694
	558,412	879,817

NET LOSS	$ (114,989)	$ 33,603

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ 6,930	$ (26,816)

Net loss allocated to other partners	$ (1,150)	$ (336)

Net loss suspended	$ (120,769)	$ 60,083

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2005	2004

Revenues
Rental	$ 1,854,972	$ 2,741,117
Interest and other	60,556	50,764
	1,915,528	2,791,881

Expenses
Interest	428,499	640,869
Depreciation and amortization	567,164	937,196
Operating expenses	1,315,220	1,790,844
	2,310,883	3,368,909

NET LOSS	$ (395,355)	$ (577,028)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ -	$ (179,257)

Net loss allocated to other partners	$ (3,954)	$ (5,770)

Net loss suspended	$ (391,401)	$ (392,001)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2005	2004

Revenues
Rental	$ 1,654,331	$ 1,814,307
Interest and other	78,187	120,488
	1,732,518	1,934,795

Expenses
Interest	392,202	453,172
Depreciation and amortization	485,034	538,221
Operating expenses	1,087,776	1,225,095
	1,965,012	2,216,488

NET LOSS	$ (232,494)	$ (281,693)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (58,865)	$ (86,858)

Net loss allocated to other partners	$ (2,325)	$ (2,817)

Net loss suspended	$ (171,304)	$ (192,018)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2005	2004

Revenues
Rental	$ 1,785,713	$ 1,740,276
Interest and other	2,105,740	72,614
	3,891,453	1,812,890

Expenses
Interest	447,356	460,884
Depreciation and amortization	590,984	601,956
Operating expenses	1,247,869	1,159,831
	2,286,209	2,222,671

NET INCOME(LOSS)	$ 1,605,244	$ (409,781)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (54,511)	$ (188,967)

Net income(loss) allocated to other partners	$ 16,052	$ (4,098)

Net income(loss) suspended	$ 1,643,703	$ (216,716)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2005	2004

Revenues
Rental	$ 1,900,615	$ 2,092,081
Interest and other	106,562	152,254
	2,007,177	2,244,335

Expenses
Interest	435,157	546,787
Depreciation and amortization	578,891	621,205
Operating expenses	1,427,698	1,425,552
	2,441,746	2,593,544

NET LOSS	$ (434,569)	$ (349,209)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (115,257)	$ (125,481)

Net loss allocated to other partners	$ (4,346)	$ (3,492)

Net loss suspended	$ (314,966)	$ (220,236)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2005	2004

Revenues
Rental	$ 4,300,746	$ 4,118,599
Interest and other	147,614	143,649
	4,448,360	4,262,248

Expenses
Interest	916,927	951,346
Depreciation and amortization	1,349,205	1,222,261
Operating expenses	2,939,420	2,934,721
	5,205,552	5,108,328

NET LOSS	$ (757,192)	$ (846,080)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (58,955)	$ (187,023)

Net loss allocated to other partners	$ (7,572)	$ (8,461)

Net loss suspended	$ (690,665)	$ (650,596)

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2005
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the year ended December 31, 2005 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2005 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of June 30, 2005 in the amount of $7,704. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $698,352 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $285,324 in Series 7, $4,960 in Series 9, $0 in Series 10, $51,149 in Series 11, $184,261 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of June 30, 2005 the Partnership had $4,598,571 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	9	$ 365,864
9	41,574,018	4,178,029	05/04/90	41	956,138
10	24,288,997	2,428,925	08/24/90	42	387,625
11	24,735,002	2,489,599	12/27/90	40	283,373
12	29,710,003	2,972,795	04/30/91	51	825,071
14	55,728,997	5,574,290	01/27/92	93	1,780,500

	$186,398,017	18,679,738		276	$4,598,571

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of June 30, 2005 are $148,387, $358,015, $256,565, $260,845, $113,409 and $689,166, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of June 30, 2005 and 2004 the Partnership held limited partnership interests in 276 and 301 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended June 30, 2005 and 2004 were $492,226 and $529,131, respectively.

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

(Series 7) As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2005 all of which were 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 7 reflects net loss from Operating Partnerships of $(114,989) and net income from Operating Partnerships of $33,603, respectively, which includes depreciation and amortization of $125,211 and $174,116, respectively.

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

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the "ILP") sold its Investment Limited Partner interest in Bowditch School L.P. (The Bowditch School Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2001, the Operating General Partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from BCTC II - Series 7. In March 2003, the Investment General Partner entered into an agreement to sell the property to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,680,854 and anticipated proceeds to the Investment Partnership of $320,278. Of this amount, it is estimated that the net distribution to the investors will be approximately $131,888. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. Provided that this is the actual amount distributed, the investor per BAC distribution will be $0.08.

The remaining proceeds of $188,390 are anticipated to be paid to for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $15,000 represents a fee for overseeing and managing the disposition of the property; $169,390 represents partial reimbursement for outstanding asset management fees; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $305,278 as of June 30, 2005.

(Series 9) As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%. The series had a total of 41 properties at June 30, 2005. Out of the total, 40 were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 9 reflects net loss from Operating Partnerships of $(395,355) and $(577,028), respectively, which includes depreciation and amortization of $567,164 and $937,196, respectively.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. Occupancy for the first quarter of 2005 is 67%. Occupancy at the property had dropped considerably. Average vacancies in the area are running 15-17. In January 2005, management decreased the rent levels by $50 and eliminated the water and sewer surcharge. A resident referral program was also initiated. The site manager was replaced in the end of May, 2005 and is on a part-time basis. They have also lowered the base rents by $100 and have discontinued the surcharge for water and sewer. The current concession is $50 off monthly rent for the first 6 months of the lease. As of early July, 2005, occupancy had decreased to 58% with no scheduled move-ins or move-outs and 2 approved applications. The property is advertising in local publications, rental publications and the Madison, Wisconsin newspaper. Operations remain below breakeven due to high vacancy loss. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner obtained a one year extension from the lender to pursue alternative financing. The Operating General Partner was able to refinance the current mortgage with a four year loan with the first two years requiring monthly interest payments only. The loan amortizes over a thirty year period and is guaranteed by the principals of the Operating General Partner. The interest rate is LIBOR plus 220 basis points. In addition, the Operating General Partner requested that the Investor Limited Partner assist in funding operating deficits through the end of the compliance period which occurs in 2008. The Investor Limited Partner agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period. The Investment Limited Partner has not advanced any funds to the property to date.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. In October 2004, the property suffered damages from Hurricane Ivan. As of March 31, 2005, insurance proceeds have been paid, and a majority of the repair work is complete. The hurricane has not had a negative impact on the property's performance. Occupancy averaged 94.4% in 2004, 96% in the first and second quarters of 2005. The property was operating with a Debt Coverage Service Ratio of 1.30 during the second quarter.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The average occupancy during 2004 was 70% and was up to 80% for December 2004. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The Investment General Partner continues to monitor this situation to ensure the property reaches the end of the tax credit compliance period in 2005. The average occupancy through the second quarter of 2005 was 94% as a direct result of a property manager change.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. The property operated above breakeven due to an increase in occupancy, which averaged 91% through the second quarter of 2005.

In the past, the property struggled with tenant retention. Management felt that it was due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment. The property does not have rental assistance and has difficulty finding qualified residents. Management was able to find a satellite cable provider who deals directly with the residents. This new amenity has helped attract new residents and occupancy averaged 95% by the end of June 2005. The on-site manager continues to organize resident functions and "block parties" in an effort to improve retention. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to consistently operate above breakeven.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even in the first half of 2005 due to an average occupancy of only 87%. Management has improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. They also created a new staff position in February 2005 solely for marketing the property. As a result, occupancy has been increasing monthly from 78% in January to 90% in June 2005 and cash flow is showing significant improvement. Occupancy will continue to be monitored closely until operations reach above break-even.

Village Oaks Apartments II (Village Oaks Apartments) is a 24 unit property located in Live Oak, FL. The property was unable to break even in 2004 due to high expenses and low rent levels. Management has been able to curb expenses in 2005. Expenses, which averaged $4,800 per unit in 2004, have been reduced to $4,300/unit in the first quarter of 2005, and $3,925/unit during the second quarter of 2005. The site was 100% occupied as of June 30, 2005. The property is currently able to generate cash.

Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property reached the end of its compliance period on December 31, 2004. In June 2005, the Investment Partnership sold its interest in Warrensburg Estates, Limited Partnership ("Warrensburg Estates") to the Operating General Partner for his assumption of the outstanding mortgage balance of $773,085 and proceeds to the Investment Partnership of $23,264. Of the total Investment Partnership proceeds received after payment of the mortgage, $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $18,264 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $233 represents a fee for overseeing and managing the disposition of the property; $16,031 represents partial reimbursement for outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs.

In December 2004, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the ILP interest occurred in the first quarter of 2005. Of the total ILP proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the net proceeds it is anticipated that approximately $232,000 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distributions will be $.056. The total return to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $9,060 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the disposition fee and the Operating Partnership's investment balance at the time of the sale, has been recorded in the amount of $791,869 as of March 31, 2005.

In October 2004, the Operating General Partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the ILP after the payment of the outstanding mortgage balance and other liabilities of $4,890,157 was $485,000. Of the net proceeds received it is anticipated that the investors will receive $225,000. The total returned to the investors will be distributed based on the number of BACs held by each investor. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.053. The remaining proceeds of $260,000 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $59,750 represents a fee for overseeing and managing the disposition of the property; $191,250 represents partial reimbursement for outstanding asset management fees; and $9,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $425,250 as of March 31, 2005.

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Corinth Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,459,113 and proceeds of $23,864. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $0.002. The total return to the investor will be distributed based on the number of BACs held by each investor. The remaining proceeds of $13,864 is anticipated to be paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $23,864 as of March 31, 2005.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Greenwich Housing Redevelopment Company, to the new Operating

General Partner for his assumption of the outstanding mortgage balance of $1,058,354 and proceeds of $21,477. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $0.002. The total return to the investor will be distributed based on the number of BACs held by each investor. The remaining proceeds of $11,477 is anticipated to be paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $21,477 as of March 31, 2005.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Wilmington Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,023,368 and proceeds of $14,318. Of this amount, the net distribution to the investors will be approximately $10,000. This represents a per BAC distribution of $0.002. The total return to the investor will be distributed based on the number of BACs held by each investor. The remaining proceeds of $4,318 is anticipated to be paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $14,318 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its ILP interest in Maywood Associates Limited (Maywood Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200. Proceeds from the sale were received in the first quarter 2005. Of the total proceeds received $13,000 represents payment of outstanding reporting fees due to an affiliate of the ILP. Of the total remaining proceeds it is anticipated that approximately $10,000 will be returned to the investors. Provided that this is the actual amount received the investor per BAC distribution will be $0.002. The total return to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $33,200 will be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $43,200 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Breezewood RRH, Ltd., (Breezewood Village II) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the ILP of $56,124. Of the total ILP proceeds received, $3,570 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $16,196. This represents a per BAC distribution of $0.004. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $27,342 represents partial reimbursement for outstanding advances and asset management fees; and $5,666 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero.

Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $49,204 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the ILP of $44,408. Of the total ILP proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $10,933. This represents a per BAC distribution of $0.003. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $18,244 represents partial reimbursement for outstanding advances and asset management fees; and $5,666 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $34,843 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the ILP of $58,327. Of the total ILP proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $17,185. This represents a per BAC distribution of $0.004. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $18,243 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $41,095 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $ 2,725,687 and proceeds to the ILP of $109,027. Of the total ILP proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $39,961. This represents a per BAC distribution of $0.010. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $52,861 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $98,489 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Quail Hollow RRH, Ltd., (Quail Hollow Apts.) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,439,422 and proceeds to the ILP of $57,577. Of the total ILP proceeds received, $2,198 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors is anticipated to be approximately $16,848. This represents a per BAC distribution of $0.004. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $38,531 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $29,514 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $52,029 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its Investment Limited Partner interest in 438 Warren Street LP (Warren Street Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,143,101 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

(Series 10) As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 42 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 10 reflects net loss from Operating Partnerships of $(232,494) and $(281,693), respectively, which includes depreciation and amortization of $485,034 and $538,221, respectively.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2004 due to fluctuating occupancy. Occupancy averaged 86.1% in 2004, but had increased to 90.5% by year end.

Occupancy continued to improve through the second quarter of 2005 and has averaged 98%. The property suffered due to poor on-site management. Both the regional and on-site managers were replaced in 2004. A more experienced regional manager from within the management company has been assigned to this property. The regional manager visits the property once a week to assist the new on-site manager. Management is working with the manager to control operating expenses and stabilize occupancy. This property will continue to be monitored on a monthly basis until it is able to reduce operating expenses and operate above breakeven.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 is 58%. Second quarter operating results have not been reported by the Operating General Partner due to the impending foreclosure that is scheduled for August 25, 2005. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 is need to make necessary deferred maintenance repairs. The Operating General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. The Operating Partnership has been unable to support the mortgage payments, which resulted in the payments becoming more then 12 months delinquent. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and started foreclosure proceedings against the property. The Operating General Partner has appealed the foreclosure actions, which the court heared and rejected in June 2005.

A disposition analysis performed by the Investment General Partner has indicated that the property's current value is less than the current mortgage balance. Therefore, it is in the Investment Partnerships best interest no additional capital be invested into the project. The Operating Partnership's compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. Occupancy averaged 80% through fourth quarter of 2004 and decreased to 75% through in the first quarter of 2005. The property also suffers from deferred maintenance. To make the necessary repairs, the management company has estimated that approximately $80,000 is needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow has not been properly funded. The Operating Partnership has also not been unable to support debt payments, and the mortgage is now in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and initiated foreclosure proceedings. The Operating Partnership has gone through two court appeals to stop the foreclosure process and both have been denied. In November 2004, the Operating Partnership filed a suit with the Federal District court to contest the foreclosure proceedings but it was denied in April 2005. The property is in the redemption period of foreclosure but the General Partner quitclaimed back to RD in the end of July therefore avoiding any liability with the property during the redemption period. A disposition analysis performed by the Investment General Partner has indicated that the property's current value is less than the current mortgage balance. Therefore, it is in the Investment Partnerships best interest that no additional capital be invested into the project. The Operating Partnership's compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2004.  The property was severely damaged in a tornado during May 2003 and was uninhabitable through June 2004. The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time. Occupancy had been steady at 92% (11 out of 12 units) until December 2004. A resident flooded her unit by stuffing items into the toilet. The flooding damaged her unit and the unit next door. The units were rehabbed using the insurance proceeds. As a result, occupancy averaged 83% for the first quarter of 2005. Once repairs were complete, they were able to lease one of the units and the property has been 92% occupied through June 2005. Despite having the one unit vacant, the property has been able to operate above breakeven through the second quarter of 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second quarter of 2005, average occupancy was 83%, a significant improvement over the first quarter average of 74%. This is due to a new management team who implemented a comprehensive marketing and resident retention program. They also reduced tenant receivables by aggressively pursuing delinquent rent payments. Accounts payable continue to accrue as the property tries to achieve breakeven operations. The Investment General Partner continues to monitor the property's improving performance and payment of accounts payable. The mortgage, taxes, and insurance are all current. The compliance period expires on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the second quarter of 2005 decreased to 84% from the first quarter average of 96%. The decrease was due to the resignation of the site manager at the end of the first quarter and the opening of a new tax credit property in the area that offers more amenities at comparable rents. In May, a new site manager was hired. The Investment General Partner will order a shopping report in August to evaluate her performance. To compete with the new property, the management company reduced rents by $20, and is offering a "Summer Fun" package for new and renewing residents. The "Summer Fun" package includes season passes to the local zoo or the water park. Despite the decrease in occupancy, the property operates above breakeven. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. Loss of industry in the Great Falls area has led to a significant population decline. This has resulted in the property having to reduce rent levels to stay competitive in the market, and rents now fall short of underwriting. Average occupancy for 2004 and the first half of 2005 was 90%, Despite reasonable operating expenses, Great Falls Properties was unable to fund its operations for the year 2004 and continues to operate at a deficit in 2005. This has resulted in accrual of a large balance of unpaid property taxes, and the use of replacement reserves to cover expenses. At year-end 2004, the replacement reserve balance was $595. The project has entered a workout plan with Rural Housing Service to bring the replacement reserve account current and borrowed money from Rural Housing Service to pay outstanding property taxes. At year-end 2004, $13,264 in outstanding taxes remained unpaid. The Operating Partnership is paying the back taxes over a twelve month period In October 2004, the Operating General Partner re-amortized the mortgage for the property. The proceeds from the re-financing were used to pay off the outstanding loans from Rural Housing Service. . The combination of the increased debt service and extra tax payments have caused a further operational burden in 2005. During the first two quarters of 2005, the partnership continued to lose money and operated with a 0.56 debt coverage ratio. The compliance period ends in 2005.

In December 2004, Boston Capital Tax Credit Fund II - Series 10 (the "ILP") negotiated a partial sale of its ILP interest in Pedcor Investments 1989-X (Mann Village II) to the Operating General Partner. In December 2004, 24.99% of the ILP interest was transferred to the Operating General Partner for proceeds to the ILP of $131,060. In addition, the ILP and the Operating General Partner negotiated a put option regarding the future transfer of the remaining ILP interest. The sale of remaining ILP interest is expected to occur in the first quarter of 2006. Upon the exercise of the ILP's put option, the Operating General Partner will assume the Operating Partnership's outstanding mortgage, which is approximately $3,049,000. In addition, the Operating General Partner will pay additional estimated proceeds to the ILP of $489,440 for the remaining interest. Of the total anticipated proceeds from the partial sale and put option, it is estimated that approximately $192,286 will be distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distributions will be $.079. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $428,214 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $5,550 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of estimated expenses incurred in connection with the disposition and $410,164 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the Investment Partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting.

The Investment Partnership also recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds.

In June 2005, the Operating General Partner of West Des Moines Associates LP entered into an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, the proceeds to the ILP are estimated to be $1,250,108. Of the total ILP estimated proceeds, $31,000 represents repayment of loans due to partners; and $111,000 represents payment of a sales preparation fee to the Operating General Partner. Net sales proceeds available to Series 10 are $657,530. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of sale. Provided that this is the actual amount distributed, the investor per BAC distribution will be $0.027. The remaining proceeds of $592,578 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $37,000 represents a fee for overseeing and managing the disposition of the property; $546,578 represents partial reimbursement for advances and outstanding asset management fees; and $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.

(Series 11) As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at June 30, 2005.

For the period ended June 30, 2005 and 2004, Series 11 reflects net loss from Operating Partnerships of $1,605,244 and $(409,781), respectively, which includes depreciation and amortization of $590,984 and $601,956, respectively.

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

The Investment General Partner is actively seeking the immediate return of these funds through the Estate of the Operating General Partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the Investment General Partner filed a complaint for the damages suffered by the misappropriations of funds against the Operating General Partner, the certified public accountant who performed audits of the properties, a related corporation of the Operating General Partner who received some of the misappropriated funds, and the former, and current management companies. On May 24, 2004, a Settlement Agreement (the "Agreement") was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the Estate will provide the Investment General Partner with quarterly accounting records, and if funds are available, make payments to the Investment General Partner against amounts owed to the Operating Partnerships.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. The 2005 second quarter average occupancy increased to 86% from the first quarter average of 77%, as management has quickly re-leased the unexpected vacancies occurring at the end of 2004. At the end of 2005, the permanent mortgage will be fully paid off. This will increase cash flow by $8,000 a month, allowing the property to operate well above breakeven. The Investment General Partner will continue monitoring the property's improving performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expires December 31, 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second quarter of 2005, average occupancy was 83%, a significant improvement over the first quarter average of 74%. This is due to a new management team who implemented a comprehensive marketing and resident retention program. They also reduced tenant receivables by aggressively pursuing delinquent rent payments. Accounts payable continue to accrue as the property tries to achieve breakeven operations. The Investment General Partner continues to monitor the property's improving performance and payment of accounts payable. The mortgage, taxes, and insurance are all current. The compliance period expires on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Crestwood Apartments (Crestwood RRH) is a 216-unit family development in St. Cloud, Florida. The property suffered severe damage from multiple hurricanes in the fall of 2004. Although the property received insurance awards, a scarcity of contractors and materials have prevented management from bringing all the damaged units back to service. A recent site visit revealed approximately 15 units still suffering from hurricane damage. Management is working diligently to lease units as soon as they are repaired.

Franklin School Associates (Franklin School Apartments) finished 2004 with a loss of roughly $36,000, which was funded by the Investment General Partner. During the first half of 2005, additional funding by the Investment General Partner totaling $51,334 was required due to high winter heating costs and lower than expected occupancy. The poor operations resulted from continuing problems with the local Section 8 Administrator, Opportunities, Inc. in the prompt approval of prospective residents for subsidized properties. Due to the chronic problems at the agency, the State of Montana suspended all operations through early April 2005. However, since the lifting of the suspension, management has done a good job re-leasing apartments with four vacant at the end of June and three vacant at the end of July. At this point, management expects to be close to full occupancy by the end of the third quarter 2005. The mortgage, taxes and insurance are all current. Due to the on going cash flow shortfalls, Midland Loan Services has been asked to give consideration to a restructuring of the loan. Without a restructuring, the costs to the Partnership through the end of the compliance period in 2006 are expected to be very high.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2004 due to low occupancy, which averaged 85% in 2004. Occupancy has continued to struggle into 2005 and averaged 80% through the second quarter. Because the property is located in an economically depressed area, occupancy has been an ongoing concern. According to the Operating General Partner, the county's HUD list re-opened and a representative from the local HUD office visited the property. They signed up all existing residents for vouchers and have been able to also sign up prospective residents for vouchers. As a result of the newly available vouchers, the property was 96% occupied as of July 31, 2005. The property's mortgage, taxes and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the second quarter of 2005 decreased to 84% from the first quarter average of 96%. The decrease was due to the resignation of the site manager at the end of the first quarter and the opening of a new tax credit property in the area that offers more amenities at comparable rents. In May, a new site manager was hired. The Investment General Partner will order a shopping report in August to evaluate her performance. To compete with the new property, the management company reduced rents by $20, and is offering a "Summer Fun" package for new and renewing residents. The "Summer Fun" package includes season passes to the local zoo or the water park. Despite the decrease in occupancy, the property operates above breakeven. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48 unit, Rural Development-financed, family site. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The property has not had occupancy above 90% since 1996 and in June 2005, occupancy was 75%. In 2001, the Operating General Partner passed away and the executor of the estate assumed Operating General Partner duties. The Investment General Partner is in the process of negotiating the executor's formal insertion as Operating General Partner with the Investment General Partner receiving exit strategy amendments in return. Despite its struggles with occupancy, Management has successfully managed the property, and thanks to a rent increase, the property generated more than $2,000 in 2004. Unaudited financials suggest a breakeven performance thus far in 2005.

Harbour View Group Limited, Limited Partnership (Sandy Pines Manor), is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The Operating General Partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. The Investment Limited Partner has hired a third-party consultant to negotiate the removal of the property's mortgage from the Rural Development program in order to avoid the 30-year extended use obligation. Upon removal from the program, the mortgage will be prepaid with insurance proceeds and the land will be sold. An amendment has been drafted which grants the Operating General Partner the first option to purchase the land after prepayment of the loan.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized, senior property located in Arkansas City, KS. The property had historically suffered from low occupancy and operating cash deficits. The average occupancy for 2003 was 76%. However, the operations improved greatly in 2004 and the property had average occupancy of 92% through the first quarter of 2005. The property generated cash and was able to fund all required reserves. The mortgage, real estate taxes and insurance are current.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 90% in 2004. Average occupancy through the second quarter of 2005 was 94%. The Operating Partnership operated above breakeven in the second quarter of 2005. The compliance period expired in 2004 and the Operating General Partner is working with the Investment General Partner on an exit strategy.

(Series 12) As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 51 properties at June 30, 2005. Out of the total, 50 were at 100% qualified occupancy.

For the period ended June 30, 2005 and 2004, Series 12 reflects net loss from Operating Partnerships of $(434,569) and $(349,209), respectively, which includes depreciation and amortization of $578,891 and $621,205, respectively.

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

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, suffers from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt. The property has a history of high occupancy. However, high operating expenses particularly taxes and utilities, prevent the property from achieving breakeven. Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. At the end of 2004, the lender and Investment General Partner finalized a refinance of the first mortgage which resulted in a lower interest rate and a payoff of outstanding accounts payable which included the delinquent property taxes. The refinance has resulted in a stabilized economic condition for the property. As of the end of the second quarter of 2005, the property's average occupancy continues to reflect a consistent 100% versus the average of 99% for 2004 and 96% for 2003. As a result of increased stabilized occupancy and the refinance of the first mortgage the property has been able to produce cash flow and fund reserves for replacement. The Investment General Partner has expressed an interest in buying the property at the end of compliance (January 2006) and currently the Investment General Partner is negotiating the terms of a possible sale.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second quarter of 2005, average occupancy was 83%, a significant improvement over the first quarter average of 74%. This is due to a new management team who implemented a comprehensive marketing and resident retention program. They also reduced tenant receivables by aggressively pursuing delinquent rent payments. Accounts payable continue to accrue as the property tries to achieve breakeven operations. The Investment General Partner continues to monitor the property's improving performance and payment of accounts payable. The mortgage, taxes, and insurance are all current. The compliance period expires on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the second quarter of 2005 decreased to 84% from the first quarter average of 96%. The decrease was due to the resignation of the site manager at the end of the first quarter and the opening of a new tax credit property in the area that offers more amenities at comparable rents. In May, a new site manager was hired. The Investment General Partner will order a shopping report in August to evaluate her performance. To compete with the new property, the management company reduced rents by $20, and is offering a "Summer Fun" package for new and renewing residents. The "Summer Fun" package includes season passes to the local zoo or the water park. Despite the decrease in occupancy, the property operates above breakeven. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. State cutbacks have hindered the local housing authority's ability to issue Section 8 vouchers. Recent evictions for non-payment of rent, coupled with management's difficulty finding tenants that do not exceed maximum income guidelines, have severely affected the project's occupancy. Occupancy for the first quarter of 2005 averaged 75%. Occupancy remained stagnant in the second quarter, averaging 76%. As a result of low occupancy, the site continues to operate below break even. Management has increased its marketing efforts with the hopes of attracting qualified tenants and continues to offer rent concessions.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town recently lost two of its' largest employers; a mining company and a sawmill which resulted in a decrease in the property's occupancy from 77% in July of 2004 to 65% in March of 2005. Occupancy at the end of June 2005 is up slightly to 75%. Management recently negotiated a 3.6% rent increase that was made effective retroactively to June 2004. Management continues to aggressively market the development and control expenditures.

Windsor II Limited Partnership (Windsor Court II) is a 24-unit development located in Windsor, Virginia. The partnership operated below breakeven in 2004 due to low occupancy levels and high operating expenses. Due to poor performance, the on-site manager was replaced in June 2004. The new manager has been able to improve the occupancy and occupancy averaged 99% for the second quarter of 2005. The property has operated below breakeven due to high operating expenses in the past; however, currently it is operating above breakeven through the second quarter of 2005.

As a result of the age of the property, there are items of deferred maintenance to be corrected. The large amount of maintenance work needed to maintain its curb appeal causes the expenses to be very high. The Investment General Partner will monitor this deal on a monthly basis until it is able to reduce expenses and consistently operate above breakeven. Operating deficits are being funded by the General Partner and through RD-approved withdrawals from the replacement reserve. The mortgage, taxes and insurance are all current.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even in 2004 and the first half of 2005 due to an average occupancy of only 87%. Management reports that the decline in occupancy is primarily due to the increase in first-time homeowners that are taking advantage of low interest rates and State-assisted down payment programs.

Management has improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. They also created a new staff position in February 2005 dedicated solely to marketing the property. As a result, occupancy has been increasing monthly from 78% in January to 90% in June 2005 and cash flow is showing significant improvement. Occupancy will continue to be monitored closely until operations reach above break-even.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. The property suffers from low occupancy and high turnover due to a higher rent structure and increased market competition. The rents have been lowered to attract potential residents, advertising has been increased however traffic in the area has slowed down considerably. Management continues to work hard marketing the property but the lack of qualified tenants in the area has made it difficult to increase the occupancy. Average occupancy through the second quarter of 2005 was 75%. The Manager at the property was changed in the first quarter of 2005. Training is on-going for the manager at this time. The management company is putting together an action plan and stabilization plan. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current. A former resident has filed a lawsuit naming Yorkshire Townhomes and owners regarding a claim of civil rights violation. The Plaintiff has demanded a trial by jury, which were expected to be heard in the second quarter of 2005, but has been pushed to the August court agenda.

Brandywood Limited Partnership I (Brandywood Apts.) is a 54-unit complex located in Oak Creek, Wisconsin. Occupancy through for the second quarter of 2005 was 71%. To boost occupancy, a one month's free rent concession was instituted in July, 2005. By the end of July, occupancy was 81% with two units leased and five move-out notices for a net projected occupancy of 76%. In addition, there are six applications in process. Traffic is improving and the management agent is confident that occupancy will greatly improve. The recent move-outs are a result of management enforcing the rules regarding rent collections and evictions. Pinnacle Management Services, began managing the property in May 2004. In an effort to improve operations, the Operating General Partner transferred management to Affiliated Management Group on April 1, 2005. Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties. Operations are below breakeven due to high vacancy loss, utilities expense, and bad debts expense. The mortgage, taxes and insurance are current. The Operating General Partner advanced approximately $26,000 and $42,000 in April and July 2005, respectively, for operating cash deficits.

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

(Series 14) As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 93 properties at June 30, 2005. Out of the total, 91 were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 14 reflects net loss from Operating Partnerships of $(757,192) and $(846,080), respectively, which includes depreciation and amortization of $1,349,205 and $1,222,261 respectively.

Series 14 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total. The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. In the first quarter of 2003, the Operating General Partner began discussions with Rural Development to restructure the mortgage thereby reducing monthly mortgage payments and ultimately bring the Replacement Reserve account current. After nearly two years of negotiations, the plan was approved and the mortgage was re-amortized in the second quarter of 2005. The monthly mortgage payment has been reduced by approximately $1,650, yielding an annual savings of $19,800. Average occupancy for 2004 was 92%, and this remained the case throughout the first and second quarters of 2005. The property has shown six months of breakeven operations. Following the re-amortization of the loan, the Operating Partnership is attempting to strengthen operations during the course of 2005, bring the replacement reserve current, and paying off overdue accounts payable. Approximately 80% of the $20,000 short-term payables are due to the Management Company (a related entity.) The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property operated with an average occupancy of 87% for the year 2004. Based on the most recent information, average occupancy has improved to 82% for the six months ended June 30, 2005. Physical occupancy for June 2005 was 91%. The operating expenses continue to stay below the state average. The low rental rates in the area, combined with the low average occupancy prevented the property from achieving breakeven operations through the second quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The Operating General Partner had historically supported the property through loans to the partnership and the deferral of management fees. The general partner has recently stated they will no longer support this property. Additionally the monthly mortgage payment to (GMAC) Commercial Mortgage Corporation will be reduced to cash flow payments. As of January 1,2005 the loan was in default. The property's compliance period ends in 2005. It is the general partner's opinion that GMAC will not proceed with foreclosure and will be amenable to a debt modification. This partnership has been transferred to a Special Assets Group and consultant has been assigned to work with the Operating General Partner and the Lender to insure the property remains in compliance thru the compliance period.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town (pop. 2,367) where population and employment opportunities have been consistently declining in recent years. Despite this decline, average occupancy in the second quarter of 2005 increased slightly to 77% from the first quarter average of 75%. To increase occupancy, the perating Partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development. The management company continues to advertise in local publications and requests referrals from local agencies. The Investment General Partner will continue to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current and the Operating General Partner funds all operating deficits.

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit property for families, located in Okemah, OK. In 2004, the Operating Partnership operated below breakeven due to low occupancy. The management company has replaced the site manager and several vacants units are now rent-ready. During this time, the replacement reserve was depleted to rennovate units for ADA-compliance at the requirement of Rural Development. The Operating General Partner is requesting approval to add a second mortgage of approximately $75,000 to fund the remaining vacant units turnovers and exterior improvements. The Investment General Partner is evaluating the feasibility of the requested additional mortgage. The tax, insurance and mortgage payments are all current.

Ada Village Apartments (Ada Village Apartments Limited, Limited Partnersip) is a 44-unit property located in Ada, OK, a small college town. Most apartment seekers are students, who are not eligible renters at the property. As of the second quarter of 2005, the property had an average occupancy of 87.5% and operated with a Debt Service Coverage Ratio of 1.20. Despite the vacancies, there were 30 applicants on the wait list, all of them requiring rental assistance. The property only has 38 units (86%) of rental assistance, all of which are being utilized. To fill the vacant units, the management company requests referrals from the American-Indian government programs, who also provide tenant-based rental assistance. The Investment General Partner continues to monitor the occupancy at the property. All tax, insurance and mortgage payments are current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Operating Partnership suffers from inadequate rental assistance. Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all 8 of the property's unsubsidized units. It is the opinion of the property manager that steady-state occupancy at this property is 3-5 units below full capacity. First half 2005 occupancy was 83% and the property expended negative cash flow of ($1,295). Net operating income was 35% lower in 2005 then it was at this time in 2004. This can be attributed to slightly lower revenues and higher operating expenses (utilities and maintenance). The property generated audited financial statements from 2004 show that despite less than full occupancy throughout the year, the property was able generate $3,500 of cash. If the property can increase occupancy by 1-2 units and keep expenses flat for the remainder of the year, then the same amount of cash should be generated in 2005.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property generated a small amount of cash in 2004, due to a workout plan with Rural Development. Average occupancy was 86.6% in 2004. Occupancy has continued to struggle into 2005 and averaged 72% through the second quarter. The property is located in a very rural area and the property suffers from lack of qualified applicants and rental assistance. The property is out of its initial 15-year compliance period and the General Partner is working towards resyndicating and rehabbing the property. The Investment General Partner will continue to monitor this deal on a monthly basis.

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
Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. The key issues affecting the property's operations are rent levels and decreased occupancy. Competition from HUD properties in the area is a factor affecting occupancy. Through the second quarter, the property is operating with an average occupancy of 83%. The property received a rent increase of $12 per unit in 2004 although it is still operating below breakeven through the second quarter of 2005 as a result of decreased occupancy.

A new site manager has taken over at the property and is working diligently on returning occupancy to a level that will allow the property to break even. New management has three tenants scheduled to move in during the next month. Marketing efforts have focused on advertising in the local newspaper and requesting referrals from the housing authority. The Investment General Partner will continue to monitor operations at this property.

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

Rosewood Manor Limited (Rosewood Manor Apartments) is a 43-unit development for the elderly located in Ellenton, Florida. The property was damaged by two hurricanes in late 2004 resulting in 7 residential units coming off line. Insurance proceeds for reconstruction were received and all 7 units have been repaired. The displaced residents have until August 15, 2005 to inform management that they will re-occupy their unit. Units that are not reoccupied by former residents will be leased to applicants on the property's waiting list. The tax credit compliance period for this property ends on December 31, 2007.

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. The property cannot break even due to a combination of low rents, high operating expenses, and cumbersome debt service payments of approximately $25,500/year. Occupancy averaged 90% during 2004 and increased to 97% during the first quarter of 2005. During the second quarter of 2005, occupancy averaged 95%. At current rent levels, the property is unable to break even, even at 100% occupancy. In 2005, current expense levels would result in an annualized per unit operating expense of $2,516. This yields a $100/unit reduction from 2004. Going forward, Management is attempting to further reduce expenses. The Operating General Partner has been funding operating deficits. His operating deficit guarantee for McComb Family LP., is unlimited in time and amount. The property's compliance period ends in 2006.

Rainier Manor Associates Limited Partnership (Rainier Manor) is a 104-unit development located in Mr. Rainier, MD. The property experienced a fire in a unit on February 13, 2004. The fire originated in Unit 215 and was caused by resident carelessness while cooking in the kitchen. During the investigation drugs were found on the property and the resident has been in a rehabilitation center since the date of the incident. The repairs have been completed and the three invoices total $35,615.48.  A secondary loss regarding the toilet valve connected to the water meter was forwarded to Mitsui, the insurance carrier, on May 23, 2005 as soon as it came to the Operating General Partner's attention.  The Adjusters are addressing variations between the loss assessment and invoices before the Proof of Loss is submitted for signature. No insurance reimbursement has been received to date. The Investment General Partner was recently notified of the claim and will continue to monitor and provide updates.

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

One Northridge, LTD., (Northridge Apts.) in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The Operating General Partner has not provided financial reports since March, 2004. In of June of 2004 the Operating General Partner entered into a contract for deed to sell the property without consent from the Investment Limited Partner. The Investment Limited Partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer. The Operating General Partner had ceased communications in this matter. In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property. On May 27, 2005, the Investment Limited Partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the compliance period and for the period proscribed by the IRS. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with IRS guidelines. The Investment Partnership did not receive any proceeds from the sale of the property and the Operating Partnership's investment balance at the time of the property sale was zero. Accordingly no gain for sale was recorded on the Partnership's financial statements.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the ILPs of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $4,000 is for payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $156,660 ($117,495 for Series 2 and $39,165 for Series 14). Provided this is the actual amount distributed, this represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP.

Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the ILPs of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $8,000 is for payment of outstanding reporting fees due to an affiliate of the ILPs. Of the remaining proceeds, the net distribution to the investors is anticipated to be approximately $253,710 ($170,747 for Series 2 and $82,963 for Series 14). Provided this is the actual amount distributed, this represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $223,779 and $102,984, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the ILPs were $28,760. Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

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

Exceptions to Certifications

The March 31, 2005 Balance Sheet of Boston Capital Tax Credit Fund II L.P. is presented as unaudited in the Form 10-Q as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests.

Historically, the audits, and the reports thereon, of the local operating partnerships (typically owned 99% by the registrant) were performed in accordance with Generally Accepted Auditing Standards (GAAS).

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

Our independent registered public accounting firm has performed an audit of the registrant for the period ending March 31, 2005, but could not issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-Q with March 31, 2005 balance sheets as "UNAUDITED" as it is without an audit opinion.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 22, 2005	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.