Form 10-Q
period 2005-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2005-11-21
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2005

                                             or

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

Yes	No	X

Indicate by check mark whether the registrant is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Partners_Capital_Series_12 Page 28

Partners_Capital_Series_14 Page 28

Statement_of_Cash_Flows

SIX MONTHS Ended SEPTEMBER 30,

Cash_Flows_Series_7 page 31

Cash_Flows_Series_9 Page 33

Cash_Flows_Series_10 Page 35

Cash_Flows_Series_11 page 37

Cash_Flows_Series_12 page 39

Cash_Flows_Series_14 Page 41

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Notes_to_Financial_Statements

Note_A_Organization Page 43

Note_B_Accounting_Financial_Reporting Page 43

Note_C_Related_Party_Transaction page 44

Note_D_Investments page 46

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 47

Combined_Statements_Series_9 Page 48

Combined_Statements_Series_10 page 49

Combined_Statements_Series_11 Page 50

Combined_Statements_Series_12 page 51

Combined_Statements_Series_14 Page 52

NOTE_E_TAXABLE_LOSS Page 53

Liquidity page 54

Capital_Resources page 54

Results_of_Operations Page 56

Quantitative_and_Qualitative Page 85

Disclosure_Controls_and_Procedures Page 86

Part_II_Other_Information

Signatures page 87

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 6,013,454	$ 6,966,573

OTHER ASSETS
Cash and cash equivalents	3,551,187	4,885,997
Investments	-	-
Notes receivable	-	180,000
Deferred acquisition costs net(Note B)	629,961	648,487
Other assets	184,932	429,068
	$ 10,379,534	$ 13,110,125

LIABILITIES
Accounts payable	$ 28,706	$ 8,907
Accounts payable affiliates (Note C)	29,430,324	30,032,978
Capital contributions payable (Note D)	236,345	236,345
	29,695,375	30,278,230
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(17,554,213)	(15,412,153)

General Partner	(1,761,628)	(1,755,952)
	(19,315,841)	(17,168,105)
	$ 10,379,534	$ 13,110,125

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ 30,271

OTHER ASSETS
Cash and cash equivalents	416,188	237,457
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	-	-
Other assets	5,500	5,500
	$ 421,688	$ 273,228

LIABILITIES

Accounts payable	$ 25,093	$ -
Accounts payable affiliates (Note C)	1,555,343	1,685,882
Capital contributions payable (Note D)	-	-
	1,600,147	1,685,882

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,057,233)	(1,308,600)

General Partner	(101,515)	(104,054)
	(1,158,748)	(1,412,654)
	$ 421,688	$ 273,228

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	318,582	1,056,510
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	7,778	8,007
Other assets	20,645	346,108
	$ 347,005	$ 1,410,625

LIABILITIES

Accounts payable	$ 2,233	$ -
Accounts payable affiliates (Note C)	5,917,326	6,136,752
Capital contributions payable (NoteD)	-	-
	5,919,559	6,136,752

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,181,991)	(4,338,047)

General Partner	(390,563)	(388,080)

	(5,572,554)	(4,726,127)
	$ 347,005	$ 1,410,625

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,114,868	$ 1,385,537

OTHER ASSETS
Cash and cash equivalents	200,791	382,010
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	52,611	54,158
Other assets	2,151	2,151
	$ 1,370,421	$ 1,823,856

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,229,511	4,618,195
Capital contributions payable (Note D)	-	-
	4,229,511	4,618,195

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,635,586)	(2,563,277)

General Partner	(223,504)	(231,062)
	(2,859,090)	(2,794,339)
	$ 1,370,421	$ 1,823,856

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 2,497,025	$ 2,754,397

OTHER ASSETS
Cash and cash equivalents	258,682	285,164
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	26,727	27,513
Other assets	44,816	15,736
	$ 2,827,250	$ 3,082,810

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,138,581	3,946,662
Capital contributions payable (Note D)	22,528	22,528
	4,161,109	3,969,190

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,105,835)	(662,831)

General Partner	(228,024)	(223,549)
	(1,333,859)	(886,380)
	$ 2,827,250	$ 3,082,810

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 532,520	$ 784,775

OTHER ASSETS
Cash and cash equivalents	754,096	945,602
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	165,861	170,737
Other assets	101,895	11,387
	$ 1,554,372	$ 1,912,501

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,950,078	4,855,164
Capital contributions payable (Note D)	11,405	11,405
	4,961,483	4,866,569

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,115,782)	(2,667,269)

General Partner	(291,329)	(286,799)
	(3,407,111)	(2,954,068)
	$ 1,554,372	$ 1,912,501

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,869,041	$ 2,011,593

OTHER ASSETS
Cash and cash equivalents	1,602,848	1,979,254
Investments	-	-
Notes receivable	-	180,000
Deferred acquisition costs net(Note B)	376,984	388,072
Other assets	9,925	48,186
	$ 3,858,798	$ 4,607,105

LIABILITIES

Accounts payable	$ 1,380	$ 8,907
Accounts payable affiliates (Note C)	8,639,485	8,790,323
Capital contributions payable (Note D)	202,412	202,412
	8,843,277	9,001,642

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(4,457,786)	(3,872,129)

General Partner	(526,693)	(522,408)
	(4,984,479)	(4,394,537)
	$ 3,858,798	$ 4,607,105

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 5,135	$ 1,793
Other income	18,259	3,562
	23,394	5,355

Share of income(loss) from Operating Partnerships(Note D)	612,334*	(916,478)

Expenses

Partnership management fee (Note C)	545,569	558,826
Amortization	9,264	12,139
General and administrative expenses	192,871	171,610
	747,704	742,575

NET INCOME(LOSS)	$ (111,976)	$ (1,653,698)

Net income(loss) allocated to limited partners	$ (110,856)	$ (1,637,161)

Net income(loss) allocated general partner	$ (1,120)	$ (16,537)

Net income(loss) per BAC	$ (.01)	$ (.08)

* Includes gain on sale of Operating Partnerships for Series 7, Series 9, Series 10, Series 12, and Series 14 of $4,568, $16,031, $1,070,408, $19,460, and $6,551, respectively.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2005	2004

Income
Interest income	$ 382	$ 11
Other income	-	-
	382	11

Share of income(loss) from Operating Partnerships(Note D)	(2,362)*	(22,386)

Expenses

Partnership management fee (Note C)	16,853	17,193
Amortization	-	-
General and administrative expenses	12,164	11,493
	29,017	28,686

NET INCOME(LOSS)	$ (30,997)	$ (51,061)

Net income(loss) allocated to limited partners	$ (30,687)	$ (50,550)

Net income(loss) allocated general partner	$ (310)	$ (511)

Net income(loss) per BAC	$ (.03)	$ (.05)

* Includes gain on sale of Operating Partnerships of $4,568.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2005	2004

Income
Interest income	$ 924	$ 250
Other income	8,606	2,706
	9,530	2,956

Share of income(loss) from Operating Partnerships(Note D)	16,031*	(41,976)

Expenses

Partnership management fee (Note C)	109,235	123,511
Amortization	114	217
General and administrative expenses	43,068	25,758
	152,417	149,486

NET INCOME(LOSS)	$ (126,856)	$ (188,506)

Net income(loss) allocated to limited partners	$ (125,587)	$ (186,621)

Net income(loss) allocated general partner	$ (1,269)	$ (1,885)

Net income(loss) per BAC	$ (.03)	$ (.05)

* Includes gain on sale of Operating Partnerships of $16,031.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2005	2004

Income
Interest income	$ 922	$ 184
Other income	-	-
	922	184

Share of income(loss) from Operating Partnerships(Note D)	992,305*	(154,250)

Expenses

Partnership management fee (Note C)	78,571	80,228
Amortization	774	860
General and administrative expenses	24,696	22,997
	104,041	104,085

NET INCOME(LOSS)	$ 889,186	$ (258,151)

Net income(loss) allocated to limited partners	$ 880,294	$ (255,569)

Net income(loss) allocated general partner	$ 8,892	$ (2,582)

Net income(loss) per BAC	$ .37	$ (.11)

* Includes gain on sale of Operating Partnerships of $1,070,408.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2005	2004

Income
Interest income	$ 269	$ 309
Other income	-	-
	269	309

Share of income(loss) from Operating Partnerships(Note D)	(202,861)	(273,495)

Expenses

Partnership management fee (Note C)	81,420	80,670
Amortization	393	436
General and administrative expenses	24,960	23,021
	106,773	104,127

NET INCOME(LOSS)	$ (309,365)	$ (377,313)

Net income(loss) allocated to limited partners	$ (306,271)	$ (373,540)

Net income(loss) allocated general partner	$ (3,094)	$ (3,773)

Net income(loss) per BAC	$ (.12)	$ (.15)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2005	2004

Income
Interest income	$ 776	$ 66
Other income	-	-
	776	66

Share of income(loss) from Operating Partnerships(Note D)	(117,538)*	(182,155)

Expenses

Partnership management fee (Note C)	94,734	95,389
Amortization	2,439	3,329
General and administrative expenses	31,326	31,557
	128,499	130,275

NET INCOME(LOSS)	$ (245,261)	$ (312,364)

Net income(loss) allocated to limited partners	$ (242,808)	$ (309,240)

Net income(loss) allocated general partner	$ (2,453)	$ (3,124)

Net income(loss) per BAC	$ (.08)	$ (.11)

* Includes gain on sale of Operating Partnerships of $19,460.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2005	2004

Income
Interest income	$ 1,862	$ 973
Other income	9,653	856
	11,515	1,829

Share of income(loss) from Operating Partnerships(Note D)	(73,241)*	(242,216)

Expenses

Partnership management fee (Note C)	164,756	161,835
Amortization	5,544	7,297
General and administrative expenses	56,657	56,784
	226,957	225,916

NET INCOME(LOSS)	$ (288,683)	$ (466,303)

Net income(loss) allocated to limited partners	$ (285,796)	$ (461,640)

Net income(loss) allocated general partner	$ (2,887)	$ (4,663)

Net income(loss) per BAC	$ (.05)	$ (.08)

* Includes gain on sale of Operating Partnerships of $6,551.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 9,909	$ 3,658
Other income	25,963	6,375
	35,872	10,033

Share of income(loss) from Operating Partnerships(Note D)	739,938*	(1,710,880)

Expenses

Partnership management fee (Note C)	1,037,795	1,087,956
Amortization	18,528	24,281
General and administrative expenses	287,025	239,383
	1,343,348 1,351,620	1,351,620 1,351,620

NET INCOME(LOSS)	$ (567,538)	$ (3,052,467)

Net income(loss) allocated to limited partners	$ (561,863)	$ (3,021,942)

Net income(loss) allocated general partner	$ (5,675)	$ (30,525)

Net income(loss) per BAC	$ (.03)	$ (.16)

* Includes gain on sale of Operating Partnerships for Series 7, Series 9, Series 10, Series 12, and Series 14 of $309,846, $16,031, $1,070,408, $19,460, and $109,535, respectively.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2005	2004

Income
Interest income	$ 671	$ 25
Other income	-	-
	671	25

Share of income(loss) from Operating Partnerships(Note D)	309,846*	(49,202)

Expenses

Partnership management fee (Note C)	35,366	42,064
Amortization	-	-
General and administrative expenses	21,245	15,065
	56,611	57,129

NET INCOME(LOSS)	$ 253,906	$ (106,306)

Net income(loss) allocated to limited partners	$ 251,367	$ (105,243)

Net income(loss) allocated general partner	$ 2,539	$ (1,063)

Net income(loss) per BAC	$ .25	$ (.10)

* Includes gain on sale of Operating Partnerships of $309,846.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2005	2004

Income
Interest income	$ 1,908	$ 509
Other income	10,032	2,706
	11,940	3,215

Share of income(loss) from Operating Partnerships(Note D)	16,031*	(221,233)

Expenses

Partnership management fee (Note C)	220,071	249,338
Amortization	229	435
General and administrative expenses	55,973	37,274
	(276,273)	287,047

NET INCOME(LOSS)	$ (248,302)	$ (505,065)

Net income(loss) allocated to limited partners	$ (245,819)	$ (500,014)

Net income(loss) allocated general partner	$ (2,483)	$ (5,051)

Net income(loss) per BAC	$ (.06)	$ (.12)

* Includes gain on sale of Operating Partnerships of $16,031.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2005	2004

Income
Interest income	$ 1,316	$ 376
Other income	735	-
	2,051	376

Share of income(loss) from Operating Partnerships(Note D)	933,440*	(241,108)

Expenses

Partnership management fee (Note C)	143,309	148,590
Amortization	1,547	1,721
General and administrative expenses	34,796	32,673
	179,652	182,984

NET INCOME(LOSS)	755,839	$ (423,716)

Net income(loss) allocated to limited partners	$ 748,281	$ (419,479)

Net income(loss) allocated general partner	$ 7,558	$ (4,237)

Net income(loss) per BAC	$ (.31)	$ (.17)

* Includes gain on sale of Operating Partnerships of $1,070,408.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2005	2004

Income
Interest income	$ 562	$ 631
Other income	35	2,319
	597	2,950

Share of income(loss) from Operating Partnerships(Note D)	(257,372)	(462,462)

Expenses

Partnership management fee (Note C)	155,589	154,654
Amortization	786	872
General and administrative expenses	34,329	31,467
	190,704	186,993

NET INCOME(LOSS)	$ (447,479)	$ (646,505)

Net income(loss) allocated to limited partners	$ (443,004)	$ (640,040)

Net income(loss) allocated general partner	$ (4,475)	$ (6,465)

Net income(loss) per BAC	$ (.18)	$ (.26)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2005	2004

Income
Interest income	$ 1,628	$ 143
Other income	1,106	-
	2,734	143

Share of income(loss) from Operating Partnerships(Note D)	(232,795)*	(307,636)

Expenses

Partnership management fee (Note C)	175,566	175,036
Amortization	4,878	6,658
General and administrative expenses	42,538	45,880
	222,982	227,574

NET INCOME(LOSS)	$ (453,043)	$ (535,067)

Net income(loss) allocated to limited partners	$ (448,513)	$ (529,716)

Net income(loss) allocated general partner	$ (4,530)	$ (5,351)

Net income(loss) per BAC	$ (.15)	$ (.18)

* Includes gain on sale of Operating Partnerships of $19,460.

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2005	2004

Income
Interest income	$ 3,824	$ 1,974
Other income	14,055	1,350
	17,879	3,324

Share of income(loss) from Operating Partnerships(Note D)	(29,212)*	(429,239)

Expenses

Partnership management fee (Note C)	307,894	318,275
Amortization	11,088	14,595
General and administrative expenses	98,144	77,023
	417,126	409,893

NET INCOME(LOSS)	$ (428,459)	$ (835,808)

Net income(loss) allocated to limited partners	$ (424,174)	$ (827,450)

Net income(loss) allocated general partner	$ (4,285)	$ (8,358)

Net income(loss) per BAC	$ (.08)	$ (.15)

* Includes gain on sale of Operating Partnerships of $109,535.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2005	$(15,412,153)	$ (1,755,952)	$ (17,168,105)

Distributions to Investors	(1,580,198)	-	(1,580,198)

Net income (loss)	(561,862)	(5,676)	(567,538)

Partners' capital (deficit), September 30, 2005	$(17,554,213)	$ (1,761,628)	$(19,315,841)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2005	$(1,308,600)	$ (104,054)	$(1,412,654)

Distribution to Investors	-	-	-

Net income (loss)	251,367	2,539	253,906

Partners' capital (deficit) September 30, 2005	$(1,057,233)	$ (101,515)	$(1,158,748)

Series 9
Partners' capital (deficit) April 1, 2005	$(4,338,047)	$ (388,080)	$(4,726,127)

Distributions to Investors	(598,125)	-	(598,125)

Net income (loss)	(245,819)	(2,483)	(248,302)

Partners' capital (deficit) September 30, 2005	$(5,181,991)	$ (390,563)	$(5,572,554)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2005	$ (2,563,277)	$ (231,062)	$ (2,794,339)

Distributions to Investors	(820,590)	-	(820,590)

Net income (loss)	748,281	7,558	755,839

Partners' capital (deficit) September 30, 2005	$ (2,635,586)	$ (223,504)	$ (2,859,090)

Series 11
Partners' capital (deficit) April 1, 2005	$ (662,831)	$ (223,549)	$ (886,380)

Distributions to Investors	-	-	-

Net income (loss)	(443,004)	(4,475)	(447,479)

Partners' capital (deficit) September 30, 2005	$ (1,105,835)	$ (228,024)	$ (1,333,859)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2005	$(2,667,269)	$ (286,799)	$(2,954,068)

Distributions to Investors	-	-	-

Net income (loss)	(448,513)	(4,530)	(453,043)

Partners' capital (deficit) September 30, 2005	$(3,115,782)	$ (291,329)	$(3,407,111)

Series 14
Partners' capital (deficit) April 1, 2005	$(3,872,129)	$ (522,408)	$(4,394,537)

Distributions to Investors	(161,483)	-	(161,483)

Net income (loss)	(424,174)	(4,285)	(428,459)

Partners' capital (deficit) September 30, 2005	$(4,457,786)	$ (526,693)	$(4,984,479)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (567,538)	$(3,052,467)
Adjustments
Distributions from Operating Partnerships	3,805	11,964
Amortization	18,528	24,281
Share of (Income)Loss from Operating Partnerships	(739,938)	1,710,880
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	19,799	-
Decrease (Increase) in other assets	244,136	(34,747)
(Decrease) Increase in accounts payable affiliates	(602,656)	1,214,040

Net cash (used in) provided by operating activities	(1,623,864)	(126,049)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	180,000	-
Proceeds from sale of operating Limited Partnerships:	1,689,252	-
Investments	-	-

Net cash (used in) provided by investing activities	1,869,252	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(1,580,198)	-

Net cash (used in) provided by financing activity	(1,580,198)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,334,810)	(126,049)

Cash and cash equivalents, beginning	4,885,997	1,749,415

Cash and cash equivalents, ending	$ 3,551,187	$ 1,623,366

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ 253,906	$ (106,306)
Adjustments
Distributions from Operating Partnerships	-	3,086
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(309,846)	49,202
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	25,093	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(130,539)	52,983

Net cash (used in) provided by operating activities	(161,386)	(1,035)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	340,117	-
Investments	-	-

Net cash (used in) provided by investing activities	340,117	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	178,731	(1,035)

Cash and cash equivalents, beginning	237,457	12,216

Cash and cash equivalents, ending	$ 416,188	$ 11,181

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (248,302)	$ (505,065)
Adjustments
Distributions from Operating Partnerships	-	1,427
Amortization	229	435
Share of (Income) Loss from Operating Partnerships	(16,031)	221,233
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,233	259,158
Decrease (Increase) in other assets	325,463	349
(Decrease) Increase in accounts payable affiliates	(219,426)	-

Net cash (used in) provided by operating activities	(155,834)	(22,463)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	16,031	-
Investments	-	-

Net cash (used in) provided by investing activities	16,031	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(598,125)	-

Net cash (used in) provided by financing activity	(598,125)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(737,928)	(22,463)

Cash and cash equivalents, beginning	1,056,510	243,617

Cash and cash equivalents, ending	$ 318,582	$ 221,154

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ 755,839	$ (423,716)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	1,547	1,721
Share of (Income)Loss from Operating Partnerships	(933,440)	241,108
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	164,742
Decrease (Increase) in other assets	-	352
(Decrease) Increase in accounts payable affiliates	(388,684)	-

Net cash (used in) provided by operating activities	(564,738)	(15,793)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	1,204,109	-
Investments	-	-

Net cash (used in) provided by investing activities	1,204,109	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(820,590)	-

Net cash (used in) provided by financing activity	(820,590)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,219)	(15,793)

Cash and cash equivalents, beginning	382,010	184,427

Cash and cash equivalents, ending	$ 200,791	$ 168,634

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (447,479)	$ (646,505)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	786	872
Share of Income(Loss) from Operating Partnerships	257,372	462,462
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	162,840
Decrease (Increase) in other assets	(29,080)	(29,980)
(Decrease) Increase in accounts payable affiliates	191,919	-

Net cash (used in) provided by operating activities	(26,482)	(50,311)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,482)	(50,311)

Cash and cash equivalents, beginning	285,164	331,828

Cash and cash equivalents, ending	$ 258,682	$ 281,517

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (453,043)	$(535,067)
Adjustments
Distributions from Operating Partnerships	-	2,470
Amortization	4,878	6,658
Share of (Income) Loss from Operating Partnerships	232,795	307,636
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	201,153
Decrease (Increase) in other assets	(90,508)	(6,170)
(Decrease) Increase in accounts payable affiliates	94,912	-

Net cash (used in) provided by operating activities	(210,966)	(23,320)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	19,460	-
Investments	-	-

Net cash (used in) provided by investing activities	19,460	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(191,506)	(23,320)

Cash and cash equivalents, beginning	945,602	67,139

Cash and cash equivalents, ending	$ 754,096	$ 43,819

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (428,459)	$ (835,808)
Adjustments
Distributions from Operating Partnerships	3,805	4,981
Amortization	11,088	14,595
Share of (Income)Loss from Operating Partnerships	29,212	429,239
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,527)	-
Decrease (Increase) in other assets	38,261	702
(Decrease) Increase in accounts payable affiliates	(150,838)	373,164
Net cash (used in) provided by operating activities	(504,458)	(13,127)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	180,000	-
Proceeds from sale of operating Limited Partnerships:	109,535	-
Investments	-	-

Net cash (used in) provided by investing activities	289,535	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(161,483)	-

Net cash (used in) provided by financing activity	(161,483)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(376,406)	(13,127)

Cash and cash equivalents, beginning	1,979,254	910,188

Cash and cash equivalents, ending	$ 1,602,848	$ 897,061

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2005 and for the three and six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2005

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2005, the
Partnership has accumulated unallocated acquisition amortization totaling
$629,961. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 2005 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $7,779, $52,611, $26,727, $165,861, and
$376,984, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at September 30, 2005 and 2004 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2005

(Unaudited)

The partnership management fee accrued for the quarters ended September 30, 2005 and 2004 are as follows:

	2005	2004
Series 7	$ 19,704	$ 26,193
Series 9	109,235	129,579
Series 10	78,571	82,371
Series 11	81,420	81,420
Series 12	94,734	95,817
Series 14	60,900	186,585

	$ 444,564	$ 601,965

As of September 30, 2005, an affiliate of the general partner advanced a total of $588,767 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Series 11 had advances of $19,080 during the quarter ended September 30, 2005. Below is a table that breaks down the total advances, by series as of September 30, 2005.

2005
Series 7	$270,772
Series 9	4,960
Series 11	69,827
Series 12	70,550
Series 14	172,658

$588,767

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2005 and 2004 the Partnership had limited partnership interests in 273 and 301 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2005 and 2004 by series is as follows:

	2005	2004
Series 7	9	14
Series 9	40	53
Series 10	40	44
Series 11	40	40
Series 12	51	53
Series 14	93	97

	273	301

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2005 and 2004 by series are as follows:

	2005	2004
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2005.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2005	2004

Revenues
Rental	$ 740,565	$ 1,383,062
Interest and other	75,023	237,317
	815,588	1,629,379

Expenses
Interest	291,599	469,064
Depreciation and amortization	219,336	347,511
Operating expenses	546,760	867,135
	1,057,695	1,683,710

NET LOSS	$ (242,107)	$ (63,331)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ -	$ (49,202)

Net loss allocated to other partners	$ (2,421)	$ (633)

Net loss suspended	$ (239,686)	$ (13,496)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2005	2004

Revenues
Rental	$ 3,705,184	$ 5,565,410
Interest and other	123,334	98,424
	3,828,518	5,663,834

Expenses
Interest	847,489	1,295,579
Depreciation and amortization	1,074,739	1,868,550
Operating expenses	2,438,411	3,634,389
	4,360,639	6,798,518

NET LOSS	$ (532,121)	$(1,134,684)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ -	$ (221,233)

Net loss allocated to other partners	$ (3,954)	$ (11,347)

Net loss suspended	$ (528,167)	$ (902,104)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2005	2004

Revenues
Rental	$ 3,308,215	$ 3,654,160
Interest and other	169,497	137,623
	3,477,712	3,791,783

Expenses
Interest	774,354	919,850
Depreciation and amortization	960,893	1,076,106
Operating expenses	2,175,461	2,416,816
	3,910,708	4,412,772

NET LOSS	$ (432,996)	$ (620,989)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (136,968)	$ (241,108)

Net loss allocated to other partners	$ (4,330)	$ (6,210)

Net loss suspended	$ (291,698)	$ (373,671)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2005	2004

Revenues
Rental	$ 3,575,971	$ 3,433,696
Interest and other	2,587,359	131,470
	6,163,330	3,565,166

Expenses
Interest	882,277	854,165
Depreciation and amortization	1,159,364	1,202,099
Operating expenses	2,730,669	2,341,754
	4,772,310	4,398,018

NET INCOME(LOSS)	$ 1,391,020	$ (832,852)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (257,372)	$ (462,462)

Net income(loss) allocated to other partners	$ 13,910	$ (8,329)

Net income(loss) suspended	$ 1,634,482	$ (362,061)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2005	2004

Revenues
Rental	$ 4,164,548	$ 4,199,531
Interest and other	189,066	221,558
	4,353,614	4,421,089

Expenses
Interest	975,479	1,084,506
Depreciation and amortization	1,250,836	1,227,192
Operating expenses	2,919,139	2,813,881
	5,145,454	5,125,579

NET LOSS	$ (791,840)	$ (704,490)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (252,255)	$ (307,636)

Net loss allocated to other partners	$ (7,918)	$ (7,045)

Net loss suspended	$ (531,667)	$ (389,809)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2005	2004

Revenues
Rental	$ 8,368,073	$ 8,280,038
Interest and other	282,572	232,349
	8,650,645	8,512,387

Expenses
Interest	1,769,713	1,869,131
Depreciation and amortization	2,598,599	2.474,233
Operating expenses	5,925,627	5,810,786
	10,293,939	10,154,150

NET LOSS	$(1,643,294)	$(1,641,763)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (138,746)	$ (429,239)

Net loss allocated to other partners	$ (16,433)	$ (16,418)

Net loss suspended	$(1,488,115)	$ (1,196,106)

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
September 30, 2005
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 2005 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of September 30, 2005 in the amount of $18,259. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $750,667 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $313,911 in Series 7, $4,960 in Series 9, $0 in Series 10, $70,229 in Series 11, $188,909 in Series 12, and $172,658 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of September 30, 2005 the Partnership had $3,551,187 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	9	$ 416,188
9	41,574,018	4,178,029	05/04/90	40	318,582
10	24,288,997	2,428,925	08/24/90	40	200,791
11	24,735,002	2,489,599	12/27/90	40	258,682
12	29,710,003	2,972,795	04/30/91	51	754,096
14	55,728,997	5,574,290	01/27/92	93	1,602,848

	$186,398,017	18,679,738		273	$3,551,187

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of September 30, 2005 are $138,782, $318,582, $200,791, $236,154, $42,434 and $633,642, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of September 30, 2005 and 2004 the Partnership held limited partnership interests in 273 and 301 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended September 30, 2005 and 2004 were $545,569 and $558,826, respectively.

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

(Series 7) As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2005 all of which were 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 7 reflects net loss from Operating Partnerships of $(242,107) and $(63,331), respectively, which includes depreciation and amortization of $219,336 and $347,511, respectively.

Metropole Apartments Associates Limited Partnership. The Partnership entered into a Purchase Agreement to sell Metropole Apartments for $6,300,000, which includes the outstanding mortgage balance of approximately $3,546,000. The sale is anticipated to occur in the fourth quarter of 2005. After the payment of all costs and expenses associated with the sale, proceeds of approximately $2,000,000 will be available to distribute to the partners. The Operating General Partner is currently in the process of satisfying certain requirements of the bondholders to release the Land Use Restriction Agreement (LURA) encumbering the property.

In December 2004, the Investment Partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the Operating General Partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the Investment Partnership of $18,225. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $13,225 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $182 represents a fee for overseeing and managing the disposition of the property; $11,043 represents partial reimbursement of outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $13,043 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the Investment Partnership of $17,951. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $12,951 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: The breakdown of the amounts to be paid to BCAMLP is as follows: $180 represents a fee for overseeing and managing the disposition of the property; $10,771 represents partial reimbursement of outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $12,771 as of December 31, 2004.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

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

In December 2001, the Operating General Partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from BCTC II - Series 7. In March 2003, the Investment General Partner entered into an agreement to sell the property to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,680,854 and proceeds to the Investment Partnership of $320,278. Of this amount, it is estimated that the net distribution to the investors will be approximately $131,888. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. Provided that this is the actual amount distributed, the investor per BAC distribution will be $0.08. The remaining proceeds of $188,390 were paid for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $15,000 represents a fee for overseeing and managing the disposition of the property; $169,390 represents partial reimbursement for outstanding asset management fees; and $4,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the disposition fee and expenses, have been recorded in the amount of $275,007 as of September 30, 2005. The gain recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of disposition fees and expenses.

(Series 9) As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%. The series had a total of 40 properties at September 30, 2005. Out of the total, 40 were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 9 reflects net loss from Operating Partnerships of $(532,121) and $(1,134,684), respectively, which includes depreciation and amortization of $1,074,739 and $1,868,550, respectively.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. Occupancy for the third quarter of 2005 is 57%. Occupancy at the property had dropped considerably. Average vacancies in the area are running 15-17%. In January 2005, management decreased the rent levels by $50 and eliminated the water and sewer surcharge. A resident referral program was also initiated. The site manager was replaced in the end of May, 2005 and is on a part-time basis. They have also lowered the base rents by $100 and have discontinued the surcharge for water and sewer. The current concession is $50 off monthly rent for the first 6 months of the lease. The property is advertising in local publications, rental publications and the Madison, Wisconsin newspaper. Operations remain below breakeven due to high vacancy loss. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner obtained a one year extension from the lender to pursue alternative financing. The Operating General Partner was able to refinance the current mortgage with a four year loan with the first two years requiring monthly interest payments only. The loan amortizes over a thirty year period and is guaranteed by the principals of the Operating General Partner. The interest rate is LIBOR plus 220 basis points. In addition, the Operating General Partner requested that the Investor Limited Partner assist in funding operating deficits through the end of the compliance period which occurs in 2008. The Investor Limited Partner agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period. The Investment Limited Partner has not advanced any funds to the property to date.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. In October 2004, the property suffered damages from Hurricane Ivan. As of March 31, 2005, insurance proceeds have been paid, and a majority of the repair work is complete. The hurricane has not had a negative impact on the property's performance. Occupancy averaged 94% in 2004, 96% in the first and second quarters of 2005. The property operated with a Debt Coverage Service Ratio of 1.30 during the second quarter. During the third quarter, occupancy remained strong at 96% and the property continued to break even. Pending a third consecutive quarter of break-even operations, Fountain Green Apartments will be removed from the watch list during the first quarter of 2006.

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

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. The property operated above breakeven due to reduced debt service under its workout plan and an increase in occupancy, which averaged 88% through the third quarter of 2005. In the past, the property struggled with tenant retention. Management felt that it was due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment. The property does not have rental assistance and has difficulty finding qualified residents. Management was able to find a satellite cable provider who deals directly with the residents. This new amenity has helped attract new residents and occupancy averaged 95% by the end of September 2005. The on-site manager continues to organize resident functions and "block parties" in an effort to improve retention. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to consistently operate above breakeven.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even through the third quarter of 2005 due to an average occupancy of only 88%. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. They also created a new staff position in February solely for marketing the property. As a result, occupancy has been increasing monthly from 78% in January to 90% in September 2005 and cash flow is showing significant improvement. Occupancy will continue to be monitored closely until operations reach above break-even.

Village Oaks Apartments II (Village Oaks Apartments) is a 24 unit property located in Live Oak, FL. The property was unable to break even in 2004 due to high expenses and low rent levels. Management has been able to curb expenses in 2005. Expenses, which averaged $4,800 per unit in 2004, have been reduced to $4,300 per unit in the first quarter of 2005, and $3,925 per unit during the second quarter of 2005. The site was 100% occupied as of June 30, 2005, and the property generated cash flow. As of September 30, 2005 occupancy averaged 99% and the property continued to generate cash flow. Since the property has operated above break even for three consecutive quarters, it will be removed from the watch list during the fourth quarter.

Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property reached the end of its compliance period on December 31, 2004. In June 2005, the Investment Partnership sold its interest in Warrensburg Estates, Limited Partnership ("Warrensburg Estates") to the Operating General Partner for his assumption of the outstanding mortgage balance of $773,085 and proceeds to the Investment Partnership of $23,264. Of the total Investment Partnership proceeds received, $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $18,264 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $233 represents a fee for overseeing and managing the disposition of the property; $16,031 represents partial reimbursement for outstanding advances and asset management fees; and $2,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $16,031 as of September 30, 2005.

In December 2004, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the ILP interest occurred in the first quarter of 2005. Of the total ILP proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the net proceeds $232,000 was distributed to the investors. The investor per BAC distributions was $.056. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,060 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of expenses incurred which were associated with the disposition and $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the disposition fee and the Operating Partnership's investment balance at the time of the sale, has been recorded in the amount of $791,869 as of March 31, 2005.

In October 2004, the Operating General Partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the ILP after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were $485,000. Of the net proceeds received $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $59,750 represents a fee for overseeing and managing the disposition of the property; $191,250 represents partial reimbursement for outstanding asset management fees; and $9,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $425,250 as of March 31, 2005.

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Corinth Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,459,113 and proceeds of $23,864. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $13,864 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $23,864 as of March 31, 2005.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Greenwich Housing Redevelopment Company, to the new Operating

General Partner for his assumption of the outstanding mortgage balance of $1,058,354 and proceeds of $21,477. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $11,477 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $21,477 as of March 31, 2005.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Wilmington Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,023,368 and proceeds of $14,318. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $4,318 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $14,318 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its ILP interest in Maywood Associates Limited (Maywood Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200. Proceeds from the sale were received in the first quarter 2005. Of the total proceeds received $13,000 represents payment of outstanding reporting fees due to an affiliate of the ILP. Of the total remaining proceeds $10,000 was returned to the investors. The investor per BAC distribution was $0.002. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $33,200 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $43,200 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Breezewood RRH, Ltd., (Breezewood Village II) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the ILP of $56,124. Of the total ILP proceeds received, $3,570 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $27,342 represents partial reimbursement for outstanding advances and asset management fees; and $5,666 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $49,204 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the ILP of $44,408. Of the total ILP proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $18,244 represents partial reimbursement for outstanding advances and asset management fees; and $5,666 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $34,843 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the ILP of $58,327. Of the total ILP proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors was $17,185. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $18,243 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $41,095 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $ 2,725,687 and proceeds to the ILP of $109,027. Of the total ILP proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors was $39,961. This represents a per BAC distribution of $0.010. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $52,861 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $98,489 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "ILP") sold its interest in Quail Hollow RRH, Ltd., (Quail Hollow Apts.) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,439,422 and proceeds to the ILP of $57,577. Of the total ILP proceeds received, $2,198 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors was $16,848. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $38,531 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $3,350 represented a fee for overseeing and managing the disposition of the property; $29,514 represents partial reimbursement for outstanding advances and asset management fees; and $5,667 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $52,029 as of March 31, 2005.

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

(Series 10) As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 10 reflects net loss from Operating Partnerships of $(432,996) and $(620,989), respectively, which includes depreciation and amortization of $960,893 and $1,076,106, respectively.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2004 due to fluctuating occupancy. Occupancy averaged 86.1% in 2004, but had increased to 90.5% by year end.

Occupancy continued to improve through the third quarter of 2005 and has averaged 98%. The property suffered due to poor on-site management. Both the regional and on-site managers were replaced in 2004. A more experienced regional manager from within the management company has been assigned to this property. The regional manager visits the property once a week to assist the new on-site manager. Management is working with the manager to control operating expenses and stabilize occupancy. This property will continue to be monitored on a monthly basis until it is able to reduce operating expenses and operate above breakeven.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 was 58%. Second quarter operating results have not been reported by the Operating General Partner due to the impending foreclosure that was scheduled for August 25, 2005. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 is need to make necessary deferred maintenance repairs. The Operating General Partner has not funded any capital improvements to date. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. The Operating Partnership has been unable to support the mortgage payments, which resulted in the payments becoming more than 12 months delinquent. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and started foreclosure proceedings against the property. The Operating General Partner appealed the foreclosure actions, which the court rejected in June 2005.

A disposition analysis performed by the Investment General Partner has indicated that the property's current value is less than the current mortgage balance. Therefore, it is in the Investment Partnership's best interest that no additional capital be invested into the project and that it be allowed to get forclosed. The Operating Partnership's compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure. The property was foreclosed in August of 2005. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. Occupancy averaged 80% through fourth quarter of 2004 and decreased to 75% in the first quarter of 2005. Second and third quarter financial information was not reported due to the impending foreclosure action. The property also suffered from deferred maintenance. To make the necessary repairs, the management company has estimated that approximately $80,000 is needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow has not been properly funded. The Operating Partnership had also been unable to support debt payments, and the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and initiated foreclosure proceedings. The Operating Partnership has gone through two court appeals to stop the foreclosure process and both have been denied. In November 2004, the Operating Partnership filed a suit with the Federal District court to contest the foreclosure proceedings but it was denied in April 2005. The property was in the redemption period of foreclosure but the Operating General Partner quitclaimed back to Rural Development in the end of July therefore avoiding any liability with the property during the redemption period. A disposition analysis performed by the Investment General Partner has indicated that the property's current value is less than the current mortgage balance. Therefore, it is in the Investment Partnerships best interest that no additional capital be invested into the project. The Operating Partnership's compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2004.  The property was severely damaged in a tornado during May 2003 and was uninhabitable through June 2004. The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time. Occupancy had been steady at 92% (11 out of 12 units) until December 2004. A resident flooded her unit by stuffing items into the toilet. The flooding damaged her unit and the unit next door. The units were rehabbed using the insurance proceeds. As a result, occupancy averaged 83% for the first quarter of 2005. Occupancy has averaged 92% through the third quarter and the property was 100% occupied as of September 30, 2005. Due to the increase in occupancy, the property operated above breakeven in the third quarter of 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the third quarter of 2005, average occupancy was 83%, a significant improvement over the first quarter average of 74%. This is due to a new management team who implemented a comprehensive marketing and resident retention program. They also reduced tenant receivables by aggressively pursuing delinquent rent payments. Accounts payable continue to accrue as the property tries to achieve breakeven operations. In September 2005, the Operating General Partner presented to the Investment General Partner a proposal to fund the deficits in October. This subordinated loan will bring all payables current, and fund maintenance work necessary to improve the curb appeal. The Investment General Partner will continue to monitor the property's improving performance and payment of accounts payable. The mortgage, taxes, and insurance are all current. The compliance period expires on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy for the second and third quarters of 2005 was 83%, a decrease from the first quarter average of 96%. The decrease was due to the opening of a new tax credit property in the area that offers more amenities at comparable rents. To compete with the new property, the management company reduced rents by $20, and offered a "Summer Fun" package for new and renewing residents. The "Summer Fun" package includes season passes to the local zoo or the water park. Despite the decrease in occupancy, the property continues to operate above breakeven with cash flow of $56,800 as of the end of the quarter. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005. The Operating General Partner is preparing a tax credit application package for 2006 credit allocation.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. Loss of industry in the Great Falls area and its inaccessibility to services has led to a significant population decline. Average occupancy for 2004 and the three quarters of 2005 was 90%. Despite reasonable operating expenses, Great Falls Properties was unable to fund its operations for the year 2004. At year-end 2004, $13,264 in outstanding real estate taxes remained unpaid. Rural Development provided a voucher to cover the outstanding balance of 2004 taxes and the Operating Partnership is paying back the loan on a monthly basis throughout 2005. Management anticipates that they will again have to request a Rural Development voucher for 2005 real estate taxes. In October 2004, the Operating General Partner re-amortized the mortgage for the property. The proceeds from the re-financing were used to pay off outstanding property tax loans (through 2003) from Rural Housing Service. Additionally, because the partnership used Replacement Reserves to fund operating expenses, at year end 2004, the replacement reserve was under funded by $75,027. Rural Housing is aware of the under-funded replacement reserve and working with management to resolve the issue. A combination of increased debt service and extra tax payments have caused a further operational burden in 2005. The property continues to operate at a deficit in 2005, operating with a 0.56 debt coverage ratio throughout the first three quarters of 2005. Mortgage payments are current for 2005. The compliance period ends in 2005.

In December 2004, Boston Capital Tax Credit Fund II - Series 10 (the "ILP") negotiated a partial sale of its ILP interest in Pedcor Investments 1989-X (Mann Village II) to the Operating General Partner. In December 2004, 24.99% of the ILP interest was transferred to the Operating General Partner for proceeds to the ILP of $131,060. In addition, the ILP and the Operating General Partner negotiated a put option regarding the future transfer of the remaining ILP interest. The sale of remaining ILP interest is expected to occur in the first quarter of 2006. Upon the exercise of the ILP's put option, the Operating General Partner will assume the Operating Partnership's outstanding mortgage, which is approximately $3,049,000. In addition, the Operating General Partner will pay additional estimated proceeds to the ILP of $489,440 for the remaining interest. Of the total anticipated proceeds from the partial sale and put option, approximately $163,060 was distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distributions was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $428,214 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $5,550 represents a fee for overseeing and managing the disposition of the property; $12,500 represents a reimbursement of estimated expenses incurred in connection with the disposition and $410,164 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the Investment Partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The Investment Partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds.

In June 2005, the Operating General Partner of West Des Moines Associates LP entered into an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, proceeds to the ILP were $1,250,108. Net sales proceeds distributed to the investors were $657,530. The investor per BAC distribution was $0.027. The remaining proceeds of $592,578 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $37,000 represents a fee for overseeing and managing the disposition of the property; $546,578 represents partial reimbursement for advances and outstanding asset management fees; and $9,000 represents reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $1,070,408 as of September 30, 2005. The gain recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee and expenses.

(Series 11) As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at September 30, 2005.

For the period ended September 30, 2005 and 2004, Series 11 reflects net income from Operating Partnerships of $1,391,020 and net loss from Operating Partnerships of $(832,852), respectively, which includes depreciation and amortization of $1,159,364 and $1,202,099, respectively.

In September of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgagor) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2004.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. The 2005 third quarter average occupancy increased to 99% from the second quarter average of 86%, as management has quickly re-leased the unexpected vacancies occurring at the end of 2004. Due to the property's age (it is 15 years old), it requires significant capital improvements. These repairs are being funded out of cash flow, resulting in below breakeven operations. As of August 2005, it operated with a Debt Service Coverage Ratio of 0.82. At the end of 2005, the permanent mortgage will be fully paid off, and this will increase cash flow to the property by $7,466 a month, allowing the property to operate above breakeven. The Investment General Partner will continue monitoring the property's improving performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expires December 31, 2005.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second and third quarter of 2005, average occupancy was 83%, a significant improvement over the first quarter average of 74%. This is due to a new management team who implemented a comprehensive marketing and resident retention program. They also reduced tenant receivables by aggressively pursuing delinquent rent payments. Accounts payables continue to accrue as the property tries to achieve breakeven operations. In September 2005, the Operating General Partner presented to the Investment General Partner a proposal to fund the deficits in October. This subordinated loan will bring all payables current, and fund maintenance work necessary to improve the curb appeal. The Investment General Partner will continue to monitor the property's improving performance and payment of accounts payable. The mortgage, taxes, and insurance are all current. The compliance period expires on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Crestwood Apartments (Crestwood RRH) is a 216-unit family development in St. Cloud, Florida. The property suffered severe damage from multiple hurricanes in the fall of 2004. Although the property received insurance awards, a scarcity of contractors and materials had prevented management from bringing all the damaged units back to service. At the end of the third quarter, management has reported an occupancy rate of 92% and only four units are still in need of repairs.

Franklin School Associates (Franklin School Apartments) finished 2004 with a loss of roughly $36,000, which was funded by the Investment General Partner. During the first half of 2005, additional funding by the Investment General Partner totaling $51,334 was required due to high winter heating costs and lower than expected occupancy. The poor operations resulted from continuing problems with the local Section 8 Administrator, Opportunities, Inc. in the prompt approval of prospective residents for subsidized properties. Due to the chronic problems at the agency, the State of Montana suspended all operations through early April 2005. However, since the lifting of the suspension, management has done a good job re-leasing apartments with four vacant at the end of June and three vacant at the end of July. Turnover during the third quarter totaled ten units resulting in eight vacant units at the end of the quarter. The mortgage, taxes and insurance are all current. Due to the on going cash flow shortfalls, Midland Loan Services was asked to give consideration to a restructuring of the loan. Midland has responded that no restructuring can occur with an offsetting reduction in the principal amount. Without a restructuring, the costs to the Investment Partnership through the end of the compliance period in 2006 are expected to be high. The Partnership is currently funding $3,333 on a monthly basis to support the property.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2004 due to low occupancy, which averaged 85% in 2004. Occupancy has continued to struggle into 2005 and averaged 80% through the second quarter. Because the property is located in an economically depressed area, occupancy has been an ongoing concern. According to the Operating General Partner, the county's HUD list re-opened and a representative from the local HUD office visited the property. They signed up all existing residents for vouchers and have been able to also sign up prospective residents for vouchers. As a result of the newly available vouchers, the property's average occupancy was 92% for the third quarter of 2005. The property's mortgage, taxes, and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy for the second and third quarters of 2005 was 83%, a decrease from the first quarter average of 96%. The decrease was due to the opening of a new tax credit property in the area that offers more amenities at comparable rents. To compete with the new property, the management company reduced rents by $20, and offered a "Summer Fun" package for new and renewing residents. The "Summer Fun" package includes season passes to the local zoo or the water park. Despite the decrease in occupancy, the property continues to operate above breakeven, with cash flow of $56,800 by the end of the quarter. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48 unit, Rural Development-financed, family site. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town recently lost two of its' largest employers; a mining company and a saw mill. This resulted in a decrease in the property's occupancy from 77% in July 2004 to 65% in March of 2005. Occupancy at the end of the third quarter of 2005 increased slightly to 77%. Management has begun working with FEMA and the Red Cross to obtain qualified Hurricane Katrina victims to relocate to the property. One family has just moved in and several others are shopping the area for housing. Management continues to aggressively market existing vacancies and to network within the community.

Harbour View Group Limited, Limited Partnership (Sandy Pines Manor), is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The Operating General Partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. The Operating Partnership has hired a third-party consultant to negotiate the prepayment of the property's mortgage, which is held by the United States Department of Agriculture acting through Rural Development ("RD"), formerly known as Farmers Home Administration. If the prepayment is approved by Rural Development, the mortgage will be paid with insurance proceeds and the land will be listed for sale. If the prepayment of the mortgage is not approved, the Partnership will be required to rebuild the apartment complex and continue operating as an affordable housing property. It is anticipated that the insurance proceeds will be sufficient to rebuild the property.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized, senior property located in Arkansas City, KS. The property had historically suffered from low occupancy and operating cash deficits. The average occupancy for 2003 was 76%. However, the operations improved greatly in 2004 and the property had average occupancy of 90% through the first three quarters of 2005. The property generated cash and was able to fund all required reserves. The mortgage, real estate taxes, and insurance are current.

Elderly Housing of Macon is a 45-unit, Rural Development subsidized, senior property in Macon, MS. The property sustained roof damage from Hurricane Katrina but no residents have been displaced and no units have been deemed unlivable at this time. Insurance adjusters have been to the property but no official money amount has been given to the damage. Investment General Partner is working with the Operating General Partner to get this information as soon as it becomes available. The property has operated well in the past. In 2004 the property had a debt coverage ratio of 1.07 and average occupancy of 92%.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 90% in 2004. Average occupancy through the third quarter of 2005 was 94%. The Operating Partnership operated above breakeven in the third quarter of 2005. The compliance period expired in 2004 and the Operating General Partner is working with the Investment General Partner on an exit strategy.

(Series 12) As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 51 properties at September 30, 2005. Out of the total, 50 were at 100% qualified occupancy.

For the period ended September 30, 2005 and 2004, Series 12 reflects net loss from Operating Partnerships of $(791,840) and $(704,490), respectively, which includes depreciation and amortization of $1,250,836 and $1,227,192, respectively.

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

In September of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development's (mortgagor) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2004.

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

Union Baptist Plaza, Limited Partnership (Union Baptist Plaza Apartments), located in Springfield, Illinois, has suffered from below breakeven operations due to high operating expenses and a high interest rate on the first mortgage debt. The property has a history of high occupancy. However, high operating expenses particularly taxes and utilities, prevent the property from achieving breakeven. Due to the lack of cash flow, the 2002 property taxes became delinquent and accrued in the amount of approximately $22,810 plus interest. At the end of 2004, the lender and Investment General Partner finalized a refinance of the first mortgage which resulted in a lower interest rate and a payoff of outstanding accounts payable, including the delinquent property taxes. As of the third quarter of 2005, the property's average occupancy continues to reflect a consistent 100% versus the average of 99% for 2004 and 96% for 2003. The stabilized occupancy and refinance of the first mortgage have resulted in positive cash flow and the funding of reserves for replacement; however, the Investment Partnership has not been escrowing sufficient funds to cover the real estate taxes and as of September 2005 there is not enough operating cash to cover the amount due. Investment General Partner is working with management to determine how much of the taxes can be paid from operations and will work with the Co-General Partner on how the remainder will be handled. The Investment General Partner has expressed an interest in buying the property at the end of compliance (January 2006) and is currently negotiating the terms of a possible sale.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second and third quarters of 2005, average occupancy was 83%, a significant improvement over the first quarter average of 74%. This is due to a new management team who implemented a comprehensive marketing and resident retention program. They also reduced tenant receivables by aggressively pursuing delinquent rent payments. Accounts payables continue to accrue as the property tries to achieve breakeven operations. In September 2005, the Operating General Partner presented to the Investment General Partner a proposal to fund the deficits in October. This subordinated loan will bring all payables current and fund maintenance work necessary to improve the curb appeal. The Investment General Partner will continue to monitor the property's improving performance and payment of accounts payable. The mortgage, taxes, and insurance are all current. The compliance period expires on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the second and third quarters of 2005 was 83%, a decrease from the first quarter average of 96%. The decrease was due to the opening of a new tax credit property in the area that offers more amenities at comparable rents. To compete with the new property, the management company reduced rents by $20, and is offered a "Summer Fun" package for new and renewing residents. The "Summer Fun" package includes season passes to the local zoo or the water park. Despite the decrease in occupancy, the property continues to operate above breakeven, and had cash flow of $56,800 as of the end of the quarter. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property will expire on December 31, 2005.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. State cutbacks have hindered the local housing authority's ability to issue Section 8 vouchers. The lack of rental assistance, coupled with management's difficulty finding residents that do not exceed maximum income guidelines, have severely affected the project's occupancy. Occupancy for the first quarter of 2005 averaged 75%. Occupancy has remained stagnant, averaging 76% in the second quarter and 75% in the third quarter. Management has increased its marketing efforts with the hopes of attracting qualified residents and continues to offer rent concessions. In addition, the property manager is working with the local housing authority to generate traffic. Despite the poor occupancy, the property has not operated at a substantial loss. As of June 30, 2005, the property expended $71; operating cash was utilized to fund the deficit.

Windsor II Limited Partnership (Windsor Court II) is a 24-unit development located in Windsor, Virginia. The partnership operated below breakeven in 2004 due to low occupancy levels and high operating expenses. Due to poor performance, the on-site manager was replaced in June 2004. The new manager has been able to improve the occupancy which averaged 97% for the third quarter 2005. The property has operated below breakeven due to high operating expenses in the past; however, it operated above breakeven through the third quarter of 2005. As a result of the age of the property, there are items of deferred maintenance to be corrected. The large amount of maintenance work needed to maintain its curb appeal causes the expenses to be very high. The Investment General Partner will monitor this deal on a monthly basis until it is able to reduce expenses and consistently operate above breakeven. Operating deficits are being funded by the Operating General Partner and through RD-approved withdrawals from the replacement reserve. The mortgage, taxes and insurance are all current.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even through the third quarter of 2005 due to an average occupancy of only 88%. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. They also created a new staff position in February solely for marketing the property. As a result, occupancy has been increasing monthly from 78% in January to 90% in September 2005 and cash flow is showing significant improvement. Occupancy will continue to be monitored closely until operations reach above break-even.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy through the third quarter of 2005 was 77%. Advertising and marketing efforts appear to be paying off as September 2005 occupancy was 96%. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current. A former resident has filed a lawsuit naming Yorkshire Townhomes and owners regarding a claim of civil rights violation. The Plaintiff has demanded a trial by jury, which was expected to be heard in the second quarter of 2005, but was pushed back. The attorney for the Operating General Partner is filing a motion to dismiss the case for lack of cause at the end of October 2005. To date, there have been no court appearances, only filings of paperwork.

Brandywood Limited Partnership I (Brandywood Apts.) is a 54-unit complex located in Oak Creek, Wisconsin. Occupancy through the third quarter of 2005 was 82%. To boost occupancy, a one month's free rent concession was instituted in July, 2005. By mid-September, occupancy was 96% with one unit leased and one move-out notice for a net projected occupancy of 96%. In addition, there is one application in process. Pinnacle Management Services, began managing the property in May 2004. In an effort to improve operations, the Operating General Partner transferred management to Affiliated Management Group on April 1, 2005. Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties. Operations are below breakeven due to high vacancy loss, utilities expense, and bad debts expense. The mortgage, taxes and insurance are current. The Operating General Partner advanced approximately $26,000, $42,000 and $23,000 in April, July and September, 2005, respectively, for operating cash deficits.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the ILPs received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. In September 2005 additional sales proceeds of $83,365 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $19,460 to Series 12, $6,551 to Series 14, $29,869 to Series 15 and $27,485 to Series 17, and were recorded as a gain in the quarter ended September 30, 2005. These proceeds will be retained by the ILP to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the

(Series 14) As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 93 properties at September 30, 2005. Out of the total, 91 were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 14 reflects net loss from Operating Partnerships of $(1,643,294) and $(1,641,763), respectively, which includes depreciation and amortization of $2,598,599 and $2,474,233 respectively.

Series 14 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP. Cottonwood Apts II sustained minor water damage as a result of Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total. The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. In the first quarter of 2003, the Operating General Partner began discussions with Rural Development to restructure the mortgage, thereby reducing monthly mortgage payments and ultimately bringing the Replacement Reserve account current. After nearly two years of negotiations, the plan was approved and the mortgage was re-amortized in the second quarter of 2005. The monthly mortgage payment has been reduced by approximately $1,650, yielding an annual savings of $19,800. Average occupancy for 2004 was 92%, and this has remained the case throughout 2005. In 2005, a 10% rent increase throughout the property has served to increase income by approximately $10,000 for the year. The property has shown nine months of breakeven operations. Following the re-amortization of the loan, the Operating Partnership is attempting to strengthen operations during the course of 2005, bring the replacement reserve current, and paying off overdue accounts payable. Approximately 80% of the $20,000 short-term payables are due to the Management Company (a related entity.) Although a portion of 2004 property taxes were vouchered for by Rural Development and then paid off during 2005, the tax and insurance escrow is adequately funded to pay 2005 taxes without a Rural Development Voucher. The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property operated with an average occupancy of 87% for the year 2004. Based on the most recent information, average occupancy has improved to 86% for the nine months ended September 30, 2005. Physical occupancy for September 2005 was 97%. The operating expenses continue to stay below the state average. The low rental rates in the area, combined with the low average occupancy prevented the property from achieving breakeven operations through the second quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and uses various marketing efforts to attract qualified residents. The Operating General Partner had historically supported the property through loans to the partnership and the deferral of management fees. The general partner has recently stated they will no longer support this property. Additionally the monthly mortgage payment to (GMAC) Commercial Mortgage Corporation will be reduced to cash flow payments. As of January 1,2005 the loan was in default. The property's compliance period ends in 2005. It is the general partner's opinion that GMAC will not proceed with foreclosure and will be amenable to a debt modification. This partnership had been transferred to a Special Assets Group and consultant has been assigned to work with the Operating General Partner and the Lender to insure the property remains in compliance through the compliance period.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town (pop. 2,367) where population and employment opportunities have been consistently declining in recent years. Despite this decline, average occupancy in the third quarter of 2005 increased slightly to 77% from the first quarter average of 75%. To increase occupancy, the Operating Partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development. The management company advertises in local publications and requests referrals from local agencies. They have also started advertising to other surrounding towns to increase potential traffic. The Investment General Partner will continue to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current and the Operating General Partner funds all operating deficits.

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit property for families, located in Okemah, OK. In 2004, the Operating Partnership operated below breakeven due to low occupancy and poor site management. The site and regional manager have since been replaced. Eight units were consistently vacant because the units were in disrepair, without replacement reserve funds to cover repair expenses. The replacement reserve were depleted to renovate units for ADA-compliance at the requirement of Rural Development. The management company is now repairing all eight units. At the end of the third quarter, two of the units have been repaired and leased. The remaining six units are in the process of being repaired, with five approved applicants waiting to move-in in October. Occupancy is expected to be up to 96%. The Operating General Partner is funding all of the repair work. The tax, insurance, and mortgage payments are all current.

Ada Village Apartments (Ada Village Apartments Limited, Limited Partnersip) is a 44-unit property located in Ada, OK, a small college town. Most apartment seekers are students, who are not eligible renters at the property. As of the third quarter of 2005, the property had an average occupancy of 89%. Despite the low occupancy, the property was able to operate above break even. At the end of September 2005, there were five rent-ready vacant units. The site manager is contacting people on the waitlist to fill these units, but most of them are requiring rental assistance. The property only has 38 units of rental assistance, all of which are currently being utilized. The management company also works with the American-Indian government programs, who also provide tenant-based rental assistance. The Investment General Partner continues to monitor the occupancy at the property. All tax, insurance, and mortgage payments are current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Operating Partnership suffers from inadequate rental assistance. Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all eight of the property's unsubsidized units. It is the opinion of the property manager that steady-state occupancy at this property is approximately four units below full capacity. Through third quarter 2005 occupancy was 83%. The property generated audited financial statements from 2004 show that despite less than full occupancy throughout the year, the property was able to generate $3,500 of cash flow. If the property can increase occupancy by 1-2 units and keep expenses flat for the remainder of the year, then the same amount of cash should be generated in 2005.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property generated a small amount of cash flow in 2004, due to a workout plan with Rural Development. Average occupancy was 86.6% in 2004. Occupancy has continued to struggle into 2005 and averaged 65% in the third quarter 2005. The property is located in a very rural area and the property suffers from lack of qualified applicants and rental assistance. The property is out of its initial 15-year compliance period and the Operating General Partner is working towards resyndicating and rehabbing the property. The Investment General Partner will continue to monitor this deal on a monthly basis.

The Operating General Partner of Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its Operating General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2006. The proceeds to the Investment Partnership are $14,318.
Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. The key issues affecting the property's operations are rent levels and low occupancy, which averaged 83% in 2004. Competition from HUD properties in the area is a factor affecting occupancy. The property received a rent increase of $12 per unit in 2004 although it is still operating below breakeven through the third quarter of 2005 as a result of low occupancy. The property has increased the occupancy rate to 89% as of the end of the third quarter. A new site manager has taken over at the property and is working on returning occupancy to a level that will allow the property to break even. Marketing efforts have focused on advertising in the local newspaper and requesting referrals from the housing authority. The Investment General Partner will continue to monitor operations at this property.

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28 unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of 12 units. All of these units remain offline. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, namely involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs are scheduled to be complete and the units placed back online before the end of October 2005. As of September 28, 2005 construction was 72% complete. There is currently a two year waiting list to lease the affected units. Priority will be given to those who lost their units to the fire.

Rosewood Manor Limited (Rosewood Manor Apartments) is a 43-unit development for the elderly located in Ellenton, Florida. The property was damaged by two hurricanes in late 2004 resulting in 7 residential units coming off line. Insurance proceeds for reconstruction were received and all 7 units have been repaired and leased. The tax credit compliance period for this property ends on December 31, 2007. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. The property cannot break even due to a combination of low rents, high operating expenses, and cumbersome debt service payments of approximately $25,500 per year. Occupancy averaged 90% during 2004 and increased to 97% during the first quarter of 2005. During the second quarter of 2005, occupancy averaged 95%, increasing again to 97% during the third quarter. At current rent levels, the property is unable to break even, even at 100% occupancy. In 2005, current expense levels would result in an annualized per unit operating expense of $2,516. This yields a $100 per unit reduction from 2004. Going forward, management is attempting to further reduce expenses. The Operating General Partner has been funding operating deficits. The operating deficit guarantee for McComb Family LP., is unlimited in time and amount. The property's compliance period ends in 2006.

Rainier Manor Associates Limited Partnership (Rainier Manor) is a 104-unit development located in Mr. Rainier, MD. In May 23, 2005, a secondary loss regarding the toilet valve connected to the water meter was forwarded to Mitsui, the insurance carrier, as soon as it came to the Operating General Partner's attention.  The Adjusters are addressing variations between the loss assessment and invoices before the Proof of Loss is submitted for signature. No insurance reimbursement has been received to date. The Investment General Partner was recently notified of the claim and will continue to monitor and provide updates.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the ILPs received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. In September 2005 additional sales proceeds of $83,365 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $19,460 to Series 12, $6,551 to Series 14, $29,869 to Series 15 and $27,485 to Series 17, and were recorded as a gain in the quarter ended September 30, 2005. These proceeds will be retained by the ILP to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the and their share of the disposition fee.

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

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the ILPs of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $4,000 is for payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $21,600 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "ILPs") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the ILPs of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the ILPs and $8,000 is for payment of outstanding reporting fees due to an affiliate of the ILPs. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $27,000 for overseeing and managing the disposition of the property; $9,000 for reimbursement of estimated expenses incurred in connection with the disposition; and $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $223,779 and $102,984, respectively as of June 30, 2005. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

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

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the ILP of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, were distributed to the investors. The investor per BAC distribution was $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $160,406 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $21,450 represents a fee for overseeing and managing the disposition of the property; $9,000 represents a reimbursement of expenses incurred which were associated with the disposition and $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILPs investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 21, 2005	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.