Form 10-Q
period 2005-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2006-02-21
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2005

                                             or

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

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2005

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

Statement_of_Operations_Series_10 Page 14

Statement_of_Operations_Series_11 Page 15

Statement_of_Operations_Series_12 Page 16

Statement_of_Operations_Series_14 Page 17

NINE Months Ended DECEMBER 31,

Statement_of_Operations_Series_07_ Page 19

Statement_of_Operations_Series_09_ Page 20

Statement_of_Operations_Series_10_ Page 21

Statement_of_Operations_Series_11_ Page 22

Statement_of_Operations_Series_12_ Page 23

Statement_of_Operations_Series_14_ Page 24

NINE MONTHS Ended DECEMBER 31,

Partners_Capital_Series_7 page 26

Partners_Capital_Series_9 page 26

Partners_Capital_Series_10 page 27

Partners_Capital_Series_11 Page 27

Partners_Capital_Series_12 Page 28

Partners_Capital_Series_14 Page 28

Statement_of_Cash_Flows

NINE MONTHS Ended DECEMBER 31,

Statements_of_Cash_Flows_7 page 31

Statements_of_Cash_Flows_9 Page 33

Statements_of_Cash_Flows_10 Page 35

Statements_of_Cash_Flows_11 page 37

Statements_of_Cash_Flows_12 page 39

Statements_of_Cash_Flows_14 Page 41

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

Notes_to_Financial_Statements

Note_A_Organization Page 43

Note_B_Accounting_Financial_Reporting Page 43

Note_C_Related_Party_Transaction page 44

Note_D_Investments page 46

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 47

Combined_Statements_Series_9 Page 48

Combined_Statements_Series_10 page 49

Combined_Statements_Series_11 Page 50

Combined_Statements_Series_12 page 51

Combined_Statements_Series_14 Page 52

NOTE_E_TAXABLE_LOSS Page 53

Liquidity page 54

Capital_Resources page 54

Results_of_Operations Page 56

Quantitative_and_Qualitative Page 87

Disclosure_Controls_and_Procedures Page 87

Part_II_Other_Information

Signatures page 90

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 5,732,082	$ 6,966,573

OTHER ASSETS
Cash and cash equivalents	3,391,097	4,885,997
Investments	-	-
Notes receivable	-	180,000
Deferred acquisition costs net(Note B)	620,695	648,487
Other assets	220,952	429,068
	$ 9,964,826	$ 13,110,125

LIABILITIES
Accounts payable	$ 3,613	$ 8,907
Accounts payable affiliates (Note C)	29,926,111	30,032,978
Capital contributions payable (Note D)	236,345	236,345
	30,166,069	30,278,230
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(18,430,761)	(15,412,153)

General Partner	(1,770,482)	(1,755,952)
	(20,201,243)	(17,168,105)
	$ 9,964,826	$ 13,110,125

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ 30,271

OTHER ASSETS
Cash and cash equivalents	365,554	237,457
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	-	-
Other assets	5,500	5,500
	$ 371,054	$ 273,228

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	1,549,093	1,685,882
Capital contributions payable (Note D)	-	-
	1,549,093	1,685,882

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(1,076,331)	(1,308,600)

General Partner	(101,708)	(104,054)
	(1,178,039)	(1,412,654)
	$ 371,054	$ 273,228

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	256,726	1,056,510
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	7,664	8,007
Other assets	20,645	346,108
	$ 285,035	$ 1,410,625

LIABILITIES

Accounts payable	$ 2,233	$ -
Accounts payable affiliates (Note C)	6,019,561	6,136,752
Capital contributions payable (NoteD)	-	-
	6,021,794	6,136,752

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,344,554)	(4,338,047)

General Partner	(392,205)	(388,080)

	(5,736,759)	(4,726,127)
	$ 285,035	$ 1,410,625

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,044,762	$ 1,385,537

OTHER ASSETS
Cash and cash equivalents	175,406	382,010
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	51,837	54,158
Other assets	2,151	2,151
	$ 1,274,156	$ 1,823,856

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,282,706	4,618,195
Capital contributions payable (Note D)	-	-
	4,282,706	4,618,195

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,783,552)	(2,563,277)

General Partner	(224,998)	(231,062)
	(3,008,550)	(2,794,339)
	$ 1,274,156	$ 1,823,856

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 2,433,498	$ 2,754,397

OTHER ASSETS
Cash and cash equivalents	222,122	285,164
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	26,334	27,513
Other assets	66,482	15,736
	$ 2,748,436	$ 3,082,810

LIABILITIES
Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	4,201,667	3,946,662
Capital contributions payable (Note D)	22,528	22,528
	4,224,195	3,969,190

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,246,316)	(662,831)

General Partner	(229,443)	(223,549)
	(1,475,759)	(886,380)
	$ 2,748,436	$ 3,082,810

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 407,252	$ 784,775

OTHER ASSETS
Cash and cash equivalents	850,053	945,602
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs net(Note B)	163,420	170,737
Other assets	116,249	11,387
	$ 1,536,974	$ 1,912,501

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	5,140,087	4,855,164
Capital contributions payable (Note D)	11,405	11,405
	5,151,492	4,866,569

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,321,114)	(2,667,269)

General Partner	(293,404)	(286,799)
	(3,614,518)	(2,954,068)
	$ 1,536,974	$ 1,912,501

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,846,570	$ 2,011,593

OTHER ASSETS
Cash and cash equivalents	1,521,236	1,979,254
Investments	-	-
Notes receivable	-	180,000
Deferred acquisition costs net(Note B)	371,440	388,072
Other assets	9,925	48,186
	$ 3,749,171	$ 4,607,105

LIABILITIES

Accounts payable	$ 1,380	$ 8,907
Accounts payable affiliates (Note C)	8,732,997	8,790,323
Capital contributions payable (Note D)	202,412	202,412
	8,936,789	9,001,642

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(4,658,894)	(3,872,129)

General Partner	(528,724)	(522,408)
	(5,187,618)	(4,394,537)
	$ 3,749,171	$ 4,607,105

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 3,544	$ 1,736
Other income	3,266	12,294
	6,810	14,030

Share of income(loss) from Operating Partnerships(Note D)	(276,469)*	(695,376)**

Expenses

Partnership management fee (Note C)	557,492	506,177
Amortization	9,264	12,139
General and administrative expenses	48,992	33,308
	615,748	551,624

NET INCOME(LOSS)	$ (885,407)	$ (1,232,970)

Net income(loss) allocated to limited partners	$ (876,553)	$ (1,220,640)

Net income(loss) allocated general partner	$ (8,854)	$ (12,330)

Net income(loss) per BAC	$ (.05)	$ (.07)

* Includes gain on sale of Operating Partnerships for Series 12, and Series 14 of $3,668, and $1,235, respectively.

** Includes gain on sale of Operating Partnerships for Series 7 of $25,815 and loss on sale of Operating Partnerships for Series 10 of $61,815, respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2005	2004

Income
Interest income	$ 390	$ 7
Other income	-	2,100
	390	2,107

Share of income(loss) from Operating Partnerships(Note D)	-	31,594**

Expenses

Partnership management fee (Note C)	16,401	13,157
Amortization	-	-
General and administrative expenses	3,280	4,243
	19,681	17,400

NET INCOME(LOSS)	$ (19,291)	$ 16,301

Net income(loss) allocated to limited partners	$ (19,098)	$ 16,138

Net income(loss) allocated general partner	$ (193)	$ 163

Net income(loss) per BAC	$ (.02)	$ .02

** Includes gain on sale of Operating Partnerships of $25,815 for 2004.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2005	2004

Income
Interest income	$ 344	$ 238
Other income	107	5,695
	451	5,933

Share of income(loss) from Operating Partnerships(Note D)	-	-

Expenses

Partnership management fee (Note C)	156,499	117,978
Amortization	114	217
General and administrative expenses	8,043	6,391
	164,656	124,586

NET INCOME(LOSS)	$ (164,205)	$ (118,653)

Net income(loss) allocated to limited partners	$ (162,563)	$ (117,466)

Net income(loss) allocated general partner	$ (1,642)	$ (1,187)

Net income(loss) per BAC	$ (.04)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2005	2004

Income
Interest income	$ 184	$ 168
Other income	736	2,249
	920	2,417

Share of income(loss) from Operating Partnerships(Note D)	(70,106)	(233,843)**

Expenses

Partnership management fee (Note C)	72,649	44,197
Amortization	774	860
General and administrative expenses	6,852	4,130
	80,275	49,187

NET INCOME(LOSS)	$ (149,461)	$ (280,613)

Net income(loss) allocated to limited partners	$ (147,966)	$ (277,807)

Net income(loss) allocated general partner	$ (1,495)	$ (2,806)

Net income(loss) per BAC	$ (.06)	$ (.12)

** Includes loss on sale of Operating Partnerships of $61,815 for 2004.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2005	2004

Income
Interest income	$ 237	$ 285
Other income	1,999	150
	2,236	435

Share of income(loss) from Operating Partnerships(Note D)	(63,527)	(178,482)

Expenses

Partnership management fee (Note C)	73,777	76,314
Amortization	393	436
General and administrative expenses	6,440	3,598
	80,610	80,348

NET INCOME(LOSS)	$ (141,901)	$ (258,395)

Net income(loss) allocated to limited partners	$ (140,482)	$ (255,811)

Net income(loss) allocated general partner	$ (1,419)	$ (2,584)

Net income(loss) per BAC	$ (.06)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2005	2004

Income
Interest income	$ 780	$ 35
Other income	408	1,800
	1,188	1,835

Share of income(loss) from Operating Partnerships(Note D)	(121,600)*	(136,433)

Expenses

Partnership management fee (Note C)	76,549	93,706
Amortization	2,439	3,329
General and administrative expenses	8,007	4,794
	86,995	101,829

NET INCOME(LOSS)	$ (207,407)	$ (236,427)

Net income(loss) allocated to limited partners	$ (205,333)	$ (234,063)

Net income(loss) allocated general partner	$ (2,074)	$ (2,364)

Net income(loss) per BAC	$ (.07)	$ (.08)

* Includes gain on sale of Operating Partnerships of $3,668.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2005	2004

Income
Interest income	$ 1,609	$ 1,003
Other income	16	300
	1,625	1,303

Share of income(loss) from Operating Partnerships(Note D)	(21,236)*	(178,212)

Expenses

Partnership management fee (Note C)	161,617	160,825
Amortization	5,544	7,297
General and administrative expenses	16,370	10,152
	183,531	178,274

NET INCOME(LOSS)	$ (203,142)	$ (355,183)

Net income(loss) allocated to limited partners	$ (201,111)	$ (351,631)

Net income(loss) allocated general partner	$ (2,031)	$ (3,552)

Net income(loss) per BAC	$ (.04)	$ (.06)

* Includes gain on sale of Operating Partnerships of $1,235.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 13,453	$ 5,393
Other income	29,229	18,669
	42,682	24,062

Share of income(loss) from Operating Partnerships(Note D)	463,469*	(2,406,256)**

Expenses

Partnership management fee (Note C)	1,595,287	1,594,133
Amortization	27,792	36,421
General and administrative expenses	336,012	272,689
	1,959,091 1,351,620	1,903,243

NET INCOME(LOSS)	$(1,452,940)	$ (4,285,437)

Net income(loss) allocated to limited partners	$(1,438,410)	$ (4,242,583)

Net income(loss) allocated general partner	$ (14,530)	$ (42,854)

Net income(loss) per BAC	$ (.08)	$ (.23)

* Includes gain on sale of Operating Partnerships for Series 7, Series 9, Series 10, Series 12, and Series 14 of $309,846, $16,031, $1,070,408, $23,128, and $110,770, respectively.

** Includes gain on sale of $25,815 and loss on sale of $61,815 of Operating Partnerships for 2004.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2005	2004

Income
Interest income	$ 1,061	$ 32
Other income	-	2,100
	1,061	2,132

Share of income(loss) from Operating Partnerships(Note D)	309,846*	(17,608)**

Expenses

Partnership management fee (Note C)	51,767	55,221
Amortization	-	-
General and administrative expenses	24,525	19,308
	76,292	74,529

NET INCOME(LOSS)	$ 234,615	$ (90,005)

Net income(loss) allocated to limited partners	$ 232,269	$ (89,105)

Net income(loss) allocated general partner	$ 2,346	$ (900)

Net income(loss) per BAC	$ .23	$ (.09)

*Includes gain on sale of Operating Partnerships of $309,846.

** Includes gain on sale of Operating Partnerships of $25,815 for 2004.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2005	2004

Income
Interest income	$ 2,252	$ 746
Other income	10,139	8,401
	12,391	9,147

Share of income(loss) from Operating Partnerships(Note D)	16,031*	(221,233)

Expenses

Partnership management fee (Note C)	376,570	367,316
Amortization	343	652
General and administrative expenses	64,016	43,665
	440,929	411,633

NET INCOME(LOSS)	$ (412,507)	$ (623,719)

Net income(loss) allocated to limited partners	$ (408,382)	$ (617,482)

Net income(loss) allocated general partner	$ (4,125)	$ (6,237)

Net income(loss) per BAC	$ (.10)	$ (.15)

* Includes gain on sale of Operating Partnerships of $16,031.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2005	2004

Income
Interest income	$ 1,500	$ 544
Other income	1,471	2,249
	2,971	2,793

Share of income(loss) from Operating Partnerships(Note D)	863,334*	(474,951)**

Expenses

Partnership management fee (Note C)	215,958	192,787
Amortization	2,321	2,581
General and administrative expenses	41,647	36,801
	259,926	232,169

NET INCOME(LOSS)	$ 606,379	$ (704,327)

Net income(loss) allocated to limited partners	$ 600,315	$ (697,284)

Net income(loss) allocated general partner	$ 6,064	$ (7,043)

Net income(loss) per BAC	$ .25	$ (.29)

* Includes gain on sale of Operating Partnerships of $1,070,408.

**Includes loss on sale of Operating Partnerships of $61,815 for 2004.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2005	2004

Income
Interest income	$ 799	$ 916
Other income	2,034	2,469
	2,833	3,385

Share of income(loss) from Operating Partnerships(Note D)	(320,899)	(640,944)

Expenses

Partnership management fee (Note C)	229,366	230,968
Amortization	1,179	1,308
General and administrative expenses	40,768	35,065
	271,313	267,341

NET INCOME(LOSS)	$ (589,379)	$ (904,900)

Net income(loss) allocated to limited partners	$ (583,485)	$ (895,851)

Net income(loss) allocated general partner	$ (5,894)	$ (9,049)

Net income(loss) per BAC	$ (.24)	$ (.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2005	2004

Income
Interest income	$ 2,408	$ 178
Other income	1,514	1,800
	3,922	1,978

Share of income(loss) from Operating Partnerships(Note D)	(354,395)*	(444,069)

Expenses

Partnership management fee (Note C)	252,115	268,741
Amortization	7,317	9,988
General and administrative expenses	50,545	50,675
	309,977	329,404

NET INCOME(LOSS)	$ (660,450)	$ (771,495)

Net income(loss) allocated to limited partners	$ (653,845)	$ (763,780)

Net income(loss) allocated general partner	$ (6,605)	$ (7,715)

Net income(loss) per BAC	$ (.22)	$ (.26)

* Includes gain on sale of Operating Partnerships of $23,128.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2005	2004

Income
Interest income	$ 5,433	$ 2,977
Other income	14,071	1,650
	19,504	4,627

Share of income(loss) from Operating Partnerships(Note D)	(50,448)*	(607,451)

Expenses

Partnership management fee (Note C)	469,511	479,100
Amortization	16,632	21,892
General and administrative expenses	114,511	87,175
	600,654	588,167

NET INCOME(LOSS)	$ (631,598)	$ (1,190,991)

Net income(loss) allocated to limited partners	$ (625,282)	$ (1,179,081)

Net income(loss) allocated general partner	$ (6,316)	$ (11,910)

Net income(loss) per BAC	$ (.11)	$ (.21)

* Includes gain on sale of Operating Partnerships of $110,770.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2005	$(15,412,153)	$ (1,755,952)	$ (17,168,105)

Distributions to Investors	(1,580,198)	-	(1,580,198)

Net income (loss)	(1,438,410)	(14,530)	(1,452,940)

Partners' capital (deficit), December 31, 2005	$(18,430,761)	$ (1,770,482)	$(20,201,243)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2005	$(1,308,600)	$ (104,054)	$(1,412,654)

Distribution to Investors	-	-	-

Net income (loss)	232,269	2,346	234,615

Partners' capital (deficit) December 31, 2005	$(1,076,331)	$ (101,708)	$(1,178,039)

Series 9
Partners' capital (deficit) April 1, 2005	$(4,338,047)	$ (388,080)	$(4,726,127)

Distributions to Investors	(598,125)	-	(598,125)

Net income (loss)	(408,382)	(4,125)	(412,507)

Partners' capital (deficit) December 31, 2005	$(5,344,554)	$ (392,205)	$(5,736,759)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2005	$ (2,563,277)	$ (231,062)	$ (2,794,339)

Distributions to Investors	(820,590)	-	(820,590)

Net income (loss)	600,315	6,064	606,379

Partners' capital (deficit) December 31, 2005	$ (2,783,552)	$ (224,998)	$ (3,008,550)

Series 11
Partners' capital (deficit) April 1, 2005	$ (662,831)	$ (223,549)	$ (886,380)

Distributions to Investors	-	-	-

Net income (loss)	(583,485)	(5,894)	(589,379)

Partners' capital (deficit) December 31, 2005	$ (1,246,316)	$ (229,443)	$ (1,475,759)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Limited Partners	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2005	$(2,667,269)	$ (286,799)	$(2,954,068)

Distributions to Investors	-	-	-

Net income (loss)	(653,845)	(6,605)	(660,450)

Partners' capital (deficit) December 31, 2005	$(3,321,114)	$ (293,404)	$(3,614,518)

Series 14
Partners' capital (deficit) April 1, 2005	$(3,872,129)	$ (522,408)	$(4,394,537)

Distributions to Investors	(161,483)	-	(161,483)

Net income (loss)	(625,282)	(6,316)	(631,598)

Partners' capital (deficit) December 31, 2005	$(4,658,894)	$ (528,724)	$(5,187,618)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$(1,452,940)	$(4,285,437)
Adjustments
Distributions from Operating Partnerships	3,805	31,968
Amortization	27,792	36,421
Share of (Income)Loss from Operating Partnerships	(463,469)	2,406,256
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,294)	6,887
Decrease (Increase) in other assets	208,116	(34,750)
(Decrease) Increase in accounts payable affiliates	(106,867)	1,819,881

Net cash (used in) provided by operating activities	(1,788,857)	(18,774)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	180,000	-
Proceeds from sale of operating Limited Partnerships:	1,694,155	150,350
Investments	-	-

Net cash (used in) provided by investing activities	1,874,155	150,350

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(1,580,198)	-

Net cash (used in) provided by financing activity	(1,580,198)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,494,900)	131,576

Cash and cash equivalents, beginning	4,885,997	1,749,415

Cash and cash equivalents, ending	$ 3,391,097	$ 1,880,991

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ 234,615	$ (90,005)
Adjustments
Distributions from Operating Partnerships	-	3,086
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(309,846)	17,608
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	362
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(136,789)	81,720

Net cash (used in) provided by operating activities	(212,020)	12,771

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	340,117	25,815
Investments	-	-

Net cash (used in) provided by investing activities	340,117	25,815

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,097	38,586

Cash and cash equivalents, beginning	237,457	12,216

Cash and cash equivalents, ending	$ 365,554	$ 50,802

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (412,507)	$(623,719)
Adjustments
Distributions from Operating Partnerships	-	1,427
Amortization	343	652
Share of (Income) Loss from Operating Partnerships	(16,031)	221,233
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,233	-
Decrease (Increase) in other assets	325,463	350
(Decrease) Increase in accounts payable affiliates	(117,191)	388,737

Net cash (used in) provided by operating activities	(217,690)	(11,320)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	16,031	-
Investments	-	-

Net cash (used in) provided by investing activities	16,031	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(598,125)	-

Net cash (used in) provided by financing activity	(598,125)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(799,784)	(11,320)

Cash and cash equivalents, beginning	1,056,510	243,617

Cash and cash equivalents, ending	$ 256,726	$ 232,297

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ 606,379	$ (704,327)
Adjustments
Distributions from Operating Partnerships	-	11,438
Amortization	2,321	2,581
Share of (Income)Loss from Operating Partnerships	(863,334)	474,951
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,525
Decrease (Increase) in other assets	-	349
(Decrease) Increase in accounts payable affiliates	(335,489)	247,110

Net cash (used in) provided by operating activities	(590,123)	38,627

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	1,204,109	124,535
Investments	-	-

Net cash (used in) provided by investing activities	1,204,109	124,535

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(820,590)	-

Net cash (used in) provided by financing activity	(820,590)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(206,604)	163,162

Cash and cash equivalents, beginning	382,010	184,427

Cash and cash equivalents, ending	$ 175,406	$ 347,589

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (589,379)	$ (904,900)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	1,179	1,308
Share of Income(Loss) from Operating Partnerships	320,899	640,944
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(50,746)	(29,981)
(Decrease) Increase in accounts payable affiliates	255,005	244,260

Net cash (used in) provided by operating activities	(63,042)	(48,369)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,042)	(48,369)

Cash and cash equivalents, beginning	285,164	331,828

Cash and cash equivalents, ending	$ 222,122	$ 283,459

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (660,450)	$ (771,495)
Adjustments
Distributions from Operating Partnerships	-	6,753
Amortization	7,317	9,988
Share of (Income) Loss from Operating Partnerships	354,395	444,069
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(104,862)	(6,170)
(Decrease) Increase in accounts payable affiliates	284,923	298,305

Net cash (used in) provided by operating activities	(118,677)	(18,550)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	23,128	-
Investments	-	-

Net cash (used in) provided by investing activities	23,128	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95,549)	(18,550)

Cash and cash equivalents, beginning	945,602	67,139

Cash and cash equivalents, ending	$ 850,053	$ 48,589

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2005	2004
Cash flows from operating activities:

Net Income(Loss)	$ (631,598)	$(1,190,991)
Adjustments
Distributions from Operating Partnerships	3,805	9,264
Amortization	16,632	21,892
Share of (Income)Loss from Operating Partnerships	50,448	607,451
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,527)	-
Decrease (Increase) in other assets	38,261	702
(Decrease) Increase in accounts payable affiliates	(57,326)	559,749
Net cash (used in) provided by operating activities	(587,305)	8,067

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	180,000	-
Proceeds from sale of operating Limited Partnerships:	110,770	-
Investments	-	-

Net cash (used in) provided by investing activities	290,770	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2005	2004

Continued

Cash flows from financing activity:

Distribution	(161,483)	-

Net cash (used in) provided by financing activity	(161,483)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(458,018)	8,067

Cash and cash equivalents, beginning	1,979,254	910,188

Cash and cash equivalents, ending	$ 1,521,236	$ 918,255

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2005 and for the three and nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2005, the
Partnership has accumulated unallocated acquisition amortization totaling
$620,695. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2005 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $7,664, $51,837, $26,334, $163,420, and
$371,440, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at December 31, 2005 and 2004 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005

(Unaudited)

The partnership management fee accrued for the quarters ended December 31, 2005 and 2004 are as follows:

	2005	2004
Series 7	$ 16,851	$ 26,193
Series 9	114,735	129,579
Series 10	78,195	82,371
Series 11	81,420	81,420
Series 12	79,830	95,817
Series 14	182,700	186,585

	$ 553,731	$ 601,965

As of December 31, 2005, an affiliate of the general partner advanced a total of $700,295 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. Series 11 and Series 12 had advances of $6,666 and $104,862 during the quarter ended December 31, 2005. Below is a table that breaks down the total advances, by series as of December 31, 2005.

2005
Series 7	$270,772
Series 9	4,960
Series 11	76,493
Series 12	175,412
Series 14	172,658

$700,295

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2005 and 2004 the Partnership had limited partnership interests in 271 and 297 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2005 and 2004 by series is as follows:

	2005	2004
Series 7	9	12
Series 9	40	53
Series 10	39	43
Series 11	40	40
Series 12	51	52
Series 14	92	97

	271	297

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2005 and 2004 by series are as follows:

	2005	2004
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2005.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 7

	2005	2004

Revenues
Rental	$ 1,085,648	$ 2,051,403
Interest and other	138,563	310,521
	1,224,211	2,361,924

Expenses
Interest	434,419	687,402
Depreciation and amortization	337,105	518,729
Operating expenses	797,780	1,288,587
	1,569,304	2,494,718

NET LOSS	$ (345,093)	$ (132,794)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ -	$ (17,608)

Net loss allocated to other partners	$ (3,451)	$ (1,328)

Net loss suspended	$ (341,642)	$ (113,858)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2005	2004

Revenues
Rental	$ 5,491,260	$ 8,279,844
Interest and other	169,967	160,384
	5,661,227	8,440,228

Expenses
Interest	1,280,809	1,956,184
Depreciation and amortization	1,604,017	2,757,954
Operating expenses	3,730,687	5,420,000
	6,615,513	10,134,138

NET LOSS	$ (954,286)	$(1,693,910)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ -	$ (221,233)

Net loss allocated to other partners	$ (9,543)	$ (16,939)

Net loss suspended	$ (944,743)	$(1,455,738)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2005	2004

Revenues
Rental	$ 4,839,381	$ 5,233,823
Interest and other	215,736	206,625
	5,055,117	5,440,448

Expenses
Interest	1,176,382	1,332,935
Depreciation and amortization	1,378,037	1,578,024
Operating expenses	3,297,026	3,559,333
	5,851,445	6,470,292

NET LOSS	$ (796,328)	$(1,029,844)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (207,074)	$ (413,136)

Net loss allocated to other partners	$ (7,963)	$ (10,298)

Net loss suspended	$ (581,291)	$ (606,410)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2005	2004

Revenues
Rental	$ 5,361,222	$ 5,200,887
Interest and other	2,707,861	214,900
	8,069,083	5,415,787

Expenses
Interest	1,298,096	1,281,108
Depreciation and amortization	1,727,789	1,803,820
Operating expenses	3,929,204	3,464,503
	6,955,089	6,549,431

NET INCOME(LOSS)	$ 1,113,994	$(1,133,644)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (320,899)	$ (640,944)

Net income(loss) allocated to other partners	$ 11,140	$ (11,336)

Net income(loss) suspended	$ 1,423,753	$ (481,364)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2005	2004

Revenues
Rental	$ 6,137,549	$ 6,251,328
Interest and other	268,516	306,880
	6,406,065	6,558,208

Expenses
Interest	1,415,819	1,584,954
Depreciation and amortization	1,835,606	1,845,964
Operating expenses	4,223,667	4,176,850
	7,475,092	7,607,768

NET LOSS	$(1,069,027)	$(1,049,560)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (377,523)	$ (444,069)

Net loss allocated to other partners	$ (10,690)	$ (10,496)

Net loss suspended	$ (680,814)	$ (594,995)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2005	2004

Revenues
Rental	$ 12,350,097	$ 13,023,849
Interest and other	374,841	402,773
	12,724,938	13,426,622

Expenses
Interest	2,647,756	2,940,525
Depreciation and amortization	3,773,429	3,940,708
Operating expenses	8,604,426	9,204,613
	15,025,611	16,085,846

NET LOSS	$(2,300,673)	$ (2,659,224)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership	$ (161,217)	$ (607,451)

Net loss allocated to other partners	$ (23,007)	$ (26,592)

Net loss suspended	$(2,116,449)	$ (2,025,181)

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
December 31, 2005
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 2005 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of December 31, 2005 in the amount of $29,229. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

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

The Partnership has recorded $880,226 as payable to affiliates, which represents advances to pay certain third party operating expenses, advances and/or loans to Operating Partnerships, and accrued overhead allocations. The breakout between series is: $315,810 in Series 7, $4,960 in Series 9, $0 in Series 10, $76,895 in Series 11, $299,091 in Series 12, and $183,470 in Series 14. These and any future advances or accruals will be paid, without interest, from available cash flow, reporting fees, or proceeds of sales or refinancing of the Partnership's interest in Operating Partnerships. The Partnership anticipates that there will be sufficient cash to meet future third party obligations.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Capital Resources (continued)

As of December 31, 2005 the Partnership had $3,391,097 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	9	$ 365,554
9	41,574,018	4,178,029	05/04/90	40	256,726
10	24,288,997	2,428,925	08/24/90	40	175,406
11	24,735,002	2,489,599	12/27/90	39	222,122
12	29,710,003	2,972,795	04/30/91	51	850,053
14	55,728,997	5,574,290	01/27/92	92	1,521,236

	$186,398,017	18,679,738		271	$3,391,097

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of December 31, 2005 are $113,241, $256,726, $175,406, $199,600, $138,391 and $552,030, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Results of Operations

As of December 31, 2005 and 2004 the Partnership held limited partnership interests in 271 and 297 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended December 31, 2005 and 2004 were $557,492 and $506,177, respectively.

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

(Series 7) As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2005 all of which were 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 7 reflects net loss from Operating Partnerships of $(345,093) and $(132,794), respectively, which includes depreciation and amortization of $337,105 and $518,729, respectively.

Metropole Apartments Associates Limited Partnership. The Partnership entered into a Purchase Agreement to sell Metropole Apartments for $6,300,000, which includes the outstanding mortgage balance of approximately $3,546,000. The sale is anticipated to occur in the first quarter of 2006. After the payment of all costs and expenses associated with the sale, proceeds of approximately $2,000,000 will be available to distribute to the partners. The Operating General Partner is currently in the process of satisfying certain requirements of the bondholders to release the Land Use Restriction Agreement (LURA) encumbering the property.

In December 2004, the Investment Partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the Operating General Partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the Investment Partnership of $18,225. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $13,225 were paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,182 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $11,043 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,043 as of December 31, 2004.

In December 2004, the Investment Partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the Investment Partnership of $17,951. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $12,951 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: The breakdown of the amounts to be paid to BCAMLP is as follows: $2,180 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $10,771 represents partial reimbursement of outstanding advances and asset management fees Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,771 as of December 31, 2004.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and Boston Capital Tax Credit Fund II - Series 7 (the "Investment Limited Partner") sold its Investment Limited Partner interest in Bowditch School L.P. (The Bowditch School Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In December 2001, the Operating General Partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from BCTC II - Series 7. In March 2003, the Investment General Partner entered into an agreement to sell the property to the Operating General Partner in return for its agreement to assume the outstanding mortgage balance of approximately $1,680,854 and distribute cash proceeds to the Investment Partnership of $320,278. Of this amount, the net distribution to the investors will be approximately $131,888. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. Provided that this is the actual amount distributed, the investor per BAC distribution will be $0.08. The remaining proceeds of $188,390 were paid for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $19,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $169,390 represents partial reimbursement for outstanding asset management fees. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the disposition fee and expenses, have been recorded in the amount of $275,007 as of September 30, 2005. The gain recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance and their share of overhead and expenses reimbursement.

(Series 9) As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%. The series had a total of 40 properties at December 31, 2005. Out of the total, 38 were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 9 reflects net loss from Operating Partnerships of $(954,286) and $(1,693,910), respectively, which includes depreciation and amortization of $1,604,017 and $2,757,954, respectively.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site mangager and advertising in local publications. Despite these efforts, operations remain below breakeven. Average occupancy for the fourth quarter of 2005 was 67% (up from 57% in the previous quarter) and physical occupancy at the end of the fourth quarter was 70%. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four year loan with the first two years requiring monthly interest payments only. In early 2005, the Operating General Partner requested that the Investor Limited Partner assist in funding operating deficits through the end of the compliance period which occurs in 2008. The Investor Limited Partner agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period. The Investment Limited Partner advanced $6,500 to the property during the fourth quarter of 2005.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. In October 2004, the property suffered damages from Hurricane Ivan. As of March 31, 2005, insurance proceeds have been paid, and a majority of the repair work is complete. The hurricane has not had a negative impact on the property's performance. Occupancy averaged 96% through the fourth quarter of 2005. The property operated with a Debt Coverage Service Ratio of 1.50 through the third quarter, and continued to generate cash in the fourth quarter. Since the property has operated above break even for three consecutive quarters, it will be removed from the watch list during the first quarter of 2006.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. Significant structural improvements, that at this time are physically and financially unfeasible, are required for the property to compete effectively in the market. The Operating General Partner is interested in purchasing the Investment Limited Partnership interest at the end of the compliance period. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The average occupancy during 2004 was 70% and has improved to an average occupancy of 94% through the third quarter of 2005. The Operating General Partner continues to support the Operating Partnership financially. The mortgage, insurance and payables are current. The tax credit compliance period for this partnership ended on December 31, 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. The property operated above breakeven due to reduced debt service under its workout plan and an increase in occupancy, which averaged 90% through the fourth quarter of 2005. In the past, the property struggled with tenant retention. Management felt that it was due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment. The property does not have rental assistance and has difficulty finding qualified residents. Management was able to find a satellite cable provider who deals directly with the residents. This new amenity has helped attract new residents, which is reflected in the increase in occupancy. The on-site manager continues to organize resident functions and "block parties" in an effort to improve retention. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to consistently operate above breakeven.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even through the third quarter of 2005 due to an average occupancy of only 88%. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. They also created a new staff position in February solely for marketing the property. As a result, occupancy has been increasing monthly from 78% in January to 89% in December 2005 and cash flow is showing significant improvement. Occupancy will continue to be monitored closely until operations reach above break-even.

Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property reached the end of its compliance period on December 31, 2004. In June 2005, the Investment Partnership sold its interest in Warrensburg Estates, Limited Partnership ("Warrensburg Estates") to the Operating General Partner for his assumption of the outstanding mortgage balance of $773,085 and proceeds to the Investment Partnership of $23,264. Of the total Investment Partnership proceeds received, $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $18,264 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $2,233 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $16,031 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $16,031 as of September 30, 2005.

In December 2004, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the Investment Limited Partner interest occurred in the first quarter of 2005. Of the total Investment Limited Partner proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the net proceeds $232,000 was distributed to the investors. The investor per BAC distributions was $.056. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $21,560 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the overhead and expense reimbursement and the Operating Partnership's investment balance at the time of the sale, has been recorded in the amount of $791,869 as of March 31, 2005.

In October 2004, the Operating General Partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the Investment Limited Partner after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were $485,000. Of the net proceeds received $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $68,750 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $191,250 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $425,250 as of March 31, 2005.

The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Corinth Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,459,113 and proceeds of $23,864. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $13,864 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $23,864 as of March 31, 2005.

The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Greenwich Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,058,354 and proceeds of $21,477. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $11,477 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $21,477 as of March 31, 2005.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Wilmington Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,023,368 and proceeds of $14,318. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $4,318 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $14,318 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its Investment Limited Partner interest in Maywood Associates Limited (Maywood Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200. Proceeds from the sale were received in the first quarter 2005. Of the total proceeds received $13,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the total remaining proceeds $10,000 was returned to the investors. The investor per BAC distribution was $0.002. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $33,200 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $43,200 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Breezewood RRH, Ltd., (Breezewood Village II) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the Investment Limited Partner of $56,124. Of the total Investment Limited Partner proceeds received, $3,570 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $27,342 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $49,204 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the Investment Limited Partner of $44,408. Of the total Investment Limited Partner proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,244 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $34,843 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the Investment Limited Partner of $58,327. Of the total Investment Limited Partner proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $17,185. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,243 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $41,095 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $ 2,725,687 and proceeds to the Investment Limited Partner of $109,027. Of the total Investment Limited Partner proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $39,961. This represents a per BAC distribution of $0.010. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $52,861 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $98,489 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Quail Hollow RRH, Ltd., (Quail Hollow Apts.) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,439,422 and proceeds to the Investment Limited Partner of $57,577. Of the total Investment Limited Partner proceeds received, $2,198 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $16,848. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $38,531 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $29,514 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $52,029 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its Investment Limited Partner interest in 438 Warren Street LP (Warren Street Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,143,101 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

(Series 10) As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 39 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 10 reflects net loss from Operating Partnerships of $(796,328) and $(1,029,844), respectively, which includes depreciation and amortization of $1,378,037 and $1,578,024, respectively.

Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated below breakeven in 2004 due to fluctuating occupancy. Occupancy averaged 86.1% in 2004, but had increased to 90.5% by year end.

Occupancy continued to improve in 2005 and has averaged 98%. The property suffered due to poor on-site management. Both the regional and on-site managers were replaced in 2004. A more experienced regional manager from within the management company has been assigned to this property. The regional manager continues to visit the property once a week to assist the on-site manager. As a result of the increase in occupancy and reduction in operating expenses, the property has been able to operate above breakeven in 2005.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 was 58%. Second quarter operating results have not been reported by the Operating General Partner due to the impending foreclosure that was scheduled for August 25, 2005. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 is needed to address deferred maintenance repairs. The Operating General Partner did not fund any capital improvements. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. The Operating Partnership was unable to support the mortgage payments, which resulted in the payments becoming more than 12 months delinquent. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and started foreclosure proceedings against the property. The Operating General Partner appealed the foreclosure actions, which the court rejected in June 2005. A disposition analysis performed by the Investment General Partner has indicated that the property's current value is less than the current mortgage balance. Therefore, it is in the Investment Partnership's best interest that no additional capital be invested into the project and that it be allowed to go to foreclosure. The Operating Partnership's compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure. The property received a notice of foreclosure in August of 2005, which included a six-month redemption clause. No steps were taken on the redemption and the foreclosure was finalized in Janaury 2006. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. The property also suffered from deferred maintenance. To make the necessary repairs, the management company had estimated that approximately $80,000 would be needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrows were not been properly funded. The Operating Partnership had also been unable to support debt payments, and the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and initiated foreclosure proceedings. The Operating Partnership has gone through two court appeals to stop the foreclosure process and both were denied. In November 2004, the Operating Partnership filed a suit with the Federal District court to contest the foreclosure proceedings but it was denied in April 2005. While the property was in the redemption period of foreclosure, the Operating General Partner provided a deed in lieu of foreclosure to Rural Development to avoid any liability with the property during the redemption period. A disposition analysis performed by the Investment General Partner had indicated that the property's current value was less than the mortgage balance at the time of analysis. The Operating Partnership's compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2004.  The property was severely damaged in a tornado during May 2003 and was uninhabitable through June 2004. The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time. Occupancy had been steady at 92% (11 out of 12 units) until December 2004. A resident flooded her unit by stuffing items into the toilet. The flooding damaged her unit and the unit next door. The units were rehabbed using the insurance proceeds. As a result, occupancy averaged 83% for the first quarter of 2005. Since then, occupancy has averaged 92% through the fourth quarter of 2005. In March 2005, the property paid down a portion of the mortgage with the remaining insurance proceeds from the tornado damage. The property still struggles to operate above breakeven. The Investment Limited Partner will continue to work with the Operating General Partner on developing a plan to enable the property to operate above breakeven.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the fourth quarter of 2005, the partnership had an average occupancy of 77%, a decrease from the third quarter average of 83%. This was due to a change in management--the previous regional manager resigned and a new manager took over in October. The new regional manager is focusing her attention on increasing occupancy, reducing bad debt and improving curb appeal. In December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. By mid-January 2006, occupancy was up to 84%. To reduce bad debt, management is setting up payment plans with residents, and aggressively filing notices on those who are consistently delinquent. In November 2005, the Operating General Partner advanced $60,000 to pay 2005 real estate taxes and third-party payables. The mortgage and insurance are current. All taxes have been paid, except for $4,000 still being disputed by the partnership as over assessment. The Investment General Partner will continue to monitor the property's performance and the resolution on the balance of the tax payment. The compliance period expired on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property in 2006.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. In the fourth quarter of 2005, the property had average occupancy of 81%. This is down from 96% in the first quarter. This decrease in occupancy was due to the leasing up of a new tax credit property in the area over the summer and fall that offers more amenities at comparable rents. To compete with the new property, the management company reduced rents and offered a "fun package" of season passes to the local waterpark and zoo. Despite these efforts, turnover remained high. Late fall 2005, the new property completed lease up and raised rents. This helped reduce turnover at Pines by the Creek Apartments. Occupancy increased to 86% in December from a low of 78% in October. Despite the low occupancy, the property was able to operate above breakeven with a Debt Service Credit Ratio of 1.38 in 2005. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The Operating General Partner is preparing a tax credit application package for 2006 credit allocation.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property has faced significant operational difficulties due to low occupancy, high real estate tax expense, and high debt service payments.

Loss of industry in the Great Falls area and its inaccessibility to services has led to a significant population decline. Average occupancy for 2004 and 2005 was 90%, as the potential resident base is small and the property is unable to compete with properties offering rental assistance. Management has repeatedly requested project-based Section 8 from the state with no success. During the fourth quarter of 2005, a property in a neighboring town went to tax sale, and Management has petitioned the state to transfer eight units of rental assistance from the failing property to Great Falls. To date they have not received a response. The property rents are below the area maximum rents.

At year-end 2004, $13,264 in outstanding real estate taxes remained unpaid. Rural Development provided a voucher to cover the outstanding balance of 2004 taxes and the Operating Partnership paid back the loan at a 6% interest rate on a monthly basis for the year 2005. Due to the high interest rates associated with a real estate tax extension or voucher, the management company (an affiliate of the general partner) has decided to loan the property funds to pay 2005 real estate taxes in the amount of $16,910. This loan will be considered "due to related parties" and will be supplemental to the $25,000 in payables to the management company accrued by the property to date. Management has tried without success to obtain real estate tax abatement for the property.

In October 2004, the Operating General Partner re-financed the mortgage for the property to pay off outstanding property tax loans (through 2003) from Rural Housing Service. The combination of increased debt service and the tax repayments caused a further operational burden in 2005. The property continued to operate at a deficit, with a debt coverage ratio of 0.56 throughout the first three quarters of 2005.

To date, the replacement reserve is under-funded by $80,384 because the partnership used Replacement Reserves to fund operating expenses. The partnership is unable to make any payments to correct this under-funding. Rural Housing is aware of the situation and is working with management to resolve the issue. Mortgage payments are current for 2005. The compliance period ended in 2005 and Investment Limited Partner is discussing potential disposition strategies with the Operating General Partner.

In December 2004, Boston Capital Tax Credit Fund II - Series 10 (the "Investment Limited Partner") negotiated a partial sale of its Investment Limited Partner interest in Pedcor Investments 1989-X (Mann Village II) to the Operating General Partner. In December 2004, 24.99% of the Investment Limited Partner interest was transferred to the Operating General Partner for proceeds to the Investment Limited Partner of $131,060. In addition, the Investment Limited Partner and the Operating General Partner negotiated a put option regarding the future transfer of the remaining Investment Limited Partner interest. The sale of remaining Investment Limited Partner interest is expected to occur in the first quarter of 2006. Upon the exercise of the Investment Limited Partner's put option, the Operating General Partner will assume the Operating Partnership's outstanding mortgage, which is approximately $3,049,000. In addition, the Operating General Partner will pay additional estimated proceeds to the Investment Limited Partner of $489,440 for the remaining interest. Of the total anticipated proceeds from the partial sale and put option, approximately $163,060 was distributed to the investors. Provided that this is the actual amount distributed, the investor per BAC distributions was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $428,214 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $18,050 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $410,164 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the Investment Partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The Investment Partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds.

In June 2005, the Operating General Partner of West Des Moines Associates LP entered into an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, proceeds to the Investment Limited Partner were $1,250,108. Net sales proceeds distributed to the investors were $657,530. The investor per BAC distribution was $0.027. The remaining proceeds of $592,578 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $46,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $546,578 represents partial reimbursement for advances and outstanding asset management fees. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,070,408 as of September 30, 2005. The gain recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance and their share of the disposition fee and expenses.

In December 2005, BCTC Fund II - Series 10 (the "Investment Limited Partner") exercised an option to transfer its interest in Forsyth, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,425,679 at the end of its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $57,027. The sale is expected to occur in the first quarter of 2006.

In December 2005, BCTC Fund II - Series 10 (the "Investment Limited Partner") exercised an option to transfer its interest in Hilltop Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,454,625 at the end of its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $58,185. The sale is expected to occur in the first quarter of 2006.

(Series 11) As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties, all of which were 100% at December 31, 2005.

For the period ended December 31, 2005 and 2004, Series 11 reflects net income from Operating Partnerships of $1,113,994 and net loss from Operating Partnerships of $(1,133,644), respectively, which includes depreciation and amortization of $1,727,789 and $1,803,820, respectively.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. The 2005 fourth quarter occupancy averaged 94%, up from the third quarter average of 86%. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property's age (it is 15 years old), it requires significant capital improvements. These repairs are being funded out of cash flow, resulting in below breakeven operations. As of November 2005, it operated with a Debt Service Coverage Ratio of 0.80. In December 2005, the permanent mortgage was fully paid off, and cash flow will increase by $7,466 a month, allowing the property to start operating above breakeven. The Investment General Partner will continue monitoring the property's performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005. The Operating General Partner has been contacted regarding exit options for the Investment General Partner.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the fourth quarter of 2005, average occupancy was 77%, a decrease over the third quarter average of 83%. This was due to a change in management as the previous regional manager resigned and a new manager took over in October. The new regional manager is focusing her attention on increasing occupancy, reducing bad debt and improving curb appeal. In December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. By mid-January 2006, occupancy was up to 84%. To reduce bad debt, management is setting up payment plans with residents, and aggressively filing notices on those who are consistently delinquent. In November 2005, the Operating General Partner advanced $60,000 to pay 2005 real estate taxes and third-party payables. The mortgage and insurance are current. All taxes have been paid, except for $4,000 still being disputed by the partnership as over assessment. The Investment General Partner will continue to monitor the property's performance and the resolution on the balance of the tax payment. The compliance period expired on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Crestwood Apartments (Crestwood RRH) is a 216-unit family development in St. Cloud, Florida. The property suffered severe damage from multiple hurricanes in the fall of 2004. Although the property received insurance awards, a scarcity of contractors and materials had prevented management from bringing all the damaged units back to service. At the end of the fourth quarter of 2005, management has reported an occupancy rate of 91% and only three units are still in need of repairs.

Franklin School Associates (Franklin School Apartments) finished 2004 with a loss of roughly $36,000, which was funded by the Investment General Partner. Throughout 2005, the property continued to experience cash flow shortfalls. In the first half of 2005, the local Section 8 Administrator failed to approve prospective residents for subsidized properties promptly, which depressed occupancy. High winter heating costs contributed to the operating deficit. In the third and fourth quarters of 2005, the section 8 Administrator issue was corrected and management was able to increase occupancy. As of December 31, 2005, occupancy stood at 95% and there were only two vacant units.

Despite improved occupancy, cash flow deficits persisted. In July 2005, the Investment General Partners agreed to fund $3,333 on a monthly basis to support the property. The Partnership asked the lender, Midland Loan Services, to give consideration to a restructuring of the loan. However, Midland responded that no restructuring could occur without an offsetting reduction in the principal amount.

For the eleven months ending November 30, 2005, the property operated at a deficit cash flow of $(49,205). For the full year 2005, the Investment General Partner funded $76,495. As of December 31, 2005, the mortgage, taxes and insurance were current. The costs to the Investment Partnership through the end of the compliance period in 2006 are expected to be high. If the amount of required funding in 2006 is excessive, the Partnership will have to consider alternatives, including defaulting on its mortgage. The Partnership intends to resolve its interest in the property as soon as feasible after the end of the Compliance Period which is December 2006.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2004 due to low occupancy, which averaged 85% in 2004. Occupancy continued to struggle in the first half of 2005, which averaged 80% through the first half of the year. Because the property is located in an economically depressed area, occupancy has been an ongoing concern. According to the Operating General Partner, the county's HUD list re-opened and a representative from the local HUD office visited the property. They signed up all existing residents for vouchers and have been able to also sign up prospective residents for vouchers. As a result of the newly available vouchers, the property's average occupancy was 98% for the fourth quarter of 2005. The property's mortgage, taxes, and insurance are all current.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Occupancy has steadily decreased throughout 2005, from a first quarter average of 96% to an average of 81% in the fourth quarter. The decrease was due to the leasing up of a new tax credit property in the area that offers more amenities at comparable rents. To compete with the new property, the management company reduced rents by $20, and offered a "Summer Fun" package for new and renewing residents. The "fun package" of season passes to the local waterpark and zoo. Despite these efforts, turnover remained high. Late fall 2005, the new property completed lease up and raised rents. This helped reduce turnover at Pines by the Creek Apartments. Occupancy increased to 86% in December from a low of 78% in October. Despite the decrease in occupancy, the property continues to operate above breakeven with a Debt Service Credit Ratio of 1.38 in 2005. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The compliance period for this property expired on December 31, 2005. The Operating General Partner is preparing a tax credit application package for 2006 credit allocation.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48 unit, Rural Development-financed, family site. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town recently lost two of its' largest employers; a mining company and a saw mill. This resulted in a decrease in the property's occupancy from 77% in July 2004 to 65% in March of 2005. Occupancy at the end of the fourth quarter of 2005 increased slightly to 77%. Management has begun working with FEMA and the Red Cross to obtain qualified Hurricane Katrina victims to relocate to the property. One family has just moved in and several others are shopping the area for housing. Management continues to aggressively market existing vacancies and to network within the community.

Harbour View Group Limited,(Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The Operating General Partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. The Operating Partnership has hired a third-party consultant to negotiate the prepayment of the property's mortgage, which is held by Rural Development. If the prepayment is approved by Rural Development, the mortgage will be paid with insurance proceeds and the land will be listed for sale. The partnership has received an offer to purchase the land, so if Rural Development approves the prepayment the issue should be resolved in full. If the prepayment of the mortgage is not approved, the Partnership will be required to rebuild the apartment complex and continue operating as an affordable housing property. It is anticipated that the insurance proceeds will be sufficient to rebuild the property.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized, senior property located in Arkansas City, KS. The property had historically suffered from low occupancy and operating cash deficits. The average occupancy for 2003 was 76%. However, the operations improved greatly in 2004 and the property had average occupancy of 94% in the fourth quarter of 2005. The property generated cash and was able to fund all required reserves. The mortgage, real estate taxes, and insurance are current.

Elderly Housing of Macon is a 45-unit, Rural Development subsidized, senior property in Macon, MS. The property sustained roof damage from Hurricane Katrina but no residents have been displaced and no units are deemed unlivable. Insurance adjusters quoted $26,479 in damage. To date the property has generated cash of $7,818 which is more than sufficient to cover the $5,000 deductible. Repair work has commenced and is expected to be completed on January 20, 2006.

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 90% in 2004. Average occupancy through the fourth quarter of 2005 was 94%. The Operating Partnership operated above breakeven in the fourth quarter of 2005. The compliance period expired in 2004 and the Operating General Partner is working with the Investment General Partner on an exit strategy.

In December 2005, BCTC Fund II - Series 11 (the "Investment Limited Partner") exercised an option to transfer its interest in Eldon Estates II LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $568,159 at the end its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $17,045. The sale is expected to occur in the first quarter of 2006.

In December 2005, BCTC Fund II - Series 11 (the "Investment Limited Partner") exercised an option to transfer its interest in Eldon Manor LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $546,871 at the end its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $16,406. The sale is expected to occur in the first quarter of 2006.

In December 2005, BCTC Fund II - Series 12 (the "Investment Limited Partner") exercised an option to transfer its interest in Forest Glade, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,450,640 at the end its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $58,026. The sale is expected to occur in the first quarter of 2006

(Series 12) As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 51 properties at December 31, 2005. Out of the total, 50 were at 100% qualified occupancy.

For the period ended December 31, 2005 and 2004, Series 12 reflects net loss from Operating Partnerships of $(1,069,027) and $(1,049,560), respectively, which includes depreciation and amortization of $1,835,606 and $1,845,964, respectively.

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

Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois consists of 24 units. Historically, the property has maintained high occupancy. However, the property typically operates below breakeven. The Co-General Partner has an option to purchase the other partners' interests as of the end of January 2006, and has expressed an interest in exercising this option. The Investment Limited Partner is currently evaluating the terms of the sale presented and anticipates a transfer in the first quarter of 2006.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the fourth quarter of 2005, average occupancy was 77%, a decrease from the third quarter average of 83%. This was due to a change in management where the previous regional manager resigned and a new manager took over in October. The new regional manager is focusing her attention on increasing occupancy, reducing bad debt and improving curb appeal. In December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. By mid-January 2006, occupancy was up to 84%. To reduce bad debt, management is setting up payment plans with residents, and aggressively filing notices on those who are consistently delinquent. In November 2005, the Operating General Partner advanced $60,000 to pay 2005 real estate taxes and third-party payables. The mortgage and insurance are current. All taxes have been paid, except for $4,000 still being disputed by the partnership as over assessment. The Investment General Partner will continue to monitor the property's performance and the resolution on the balance of the tax payment. The compliance period expired on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Occupancy has steadily decreased throughout 2005, from a first quarter average of 96% to an average of 81% in the fourth quarter. The decrease was due to the leasing up of a new tax credit property in the area that offers more amenities at comparable rents. To compete with the new property, the management company reduced rents by $20, and is offered a "fun package" of season passes to the local waterpark and zoo. Despite these efforts, turnover remained high. Late fall 2005, the new property completed lease up and raised rents. This helped reduce turnover at Pines by the Creek Apartments. Occupancy increased to 86% in December from a low of 78% in October. Despite the decrease in occupancy, the property continues to operate above breakeven with a Debt Service Credit Ratio of 1.38 by year end 2005. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The Operating General Partner is preparing a tax credit application package for 2006 credit allocation.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is located in Eufala, AL and consists of 30 tax credit housing units. Eufala, AL is considered to be rural with a stagnant economy. State cutbacks have hindered the local housing authority's ability to issue Section 8 vouchers. The lack of rental assistance, coupled with management's difficulty finding residents that do not exceed maximum income guidelines, have severely affected the project's occupancy. The property operated with a Debt Coverage Service Ratio of 0.69 as of December 31, 2005. Occupancy averaged 74% through the third quarter, but improved slightly during the fourth quarter, averaging 81%. Management has increased its marketing efforts with the hopes of attracting qualified residents and continues to offer rental concessions. In addition, the property manager is working with the local housing authority to generate traffic. The General Partner's operating deficit guarantee expired in 2001. The current deficit is being funded by under-funding the replacement reserve required by the lender. The lender has requested a work-out plan from management due to the under-funding of the reserve, but the property is not in danger of default. All insurance, real estate tax and mortgage payments are current.

Windsor II Limited Partnership (Windsor Court II) is a 24-unit development located in Windsor, Virginia. The partnership operated below breakeven in 2004 due to low occupancy levels and high operating expenses. Due to poor performance, the on-site manager was replaced in June 2004. After the change in management, occupancy improved significantly and has averaged 97% through the fourth quarter of 2005. The property has operated below breakeven due to high operating expenses in the past. As a result of the age of the property, there are items of deferred maintenance to be corrected. The large amount of maintenance work needed to maintain its curb appeal causes the expenses to be very high. The Investment General Partner will monitor this deal on a monthly basis until it is able to reduce expenses and consistently operate above breakeven. The property has experienced a significant decrease in the operating expenses in 2005 and is operating just below breakeven through the fourth quarter. Operating deficits are being funded by the Operating General Partner and through Rural Development approved withdrawals from the replacement reserve. The mortgage, taxes and insurance are all current.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property operated below break-even through the third quarter of 2005 due to an average occupancy of only 88%. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. They also created a new staff position in February solely for marketing the property. As a result, occupancy has been increasing monthly from 78% in January to 89% in December 2005 and cash flow is showing significant improvement. Occupancy will continue to be monitored closely until operations reach above break-even.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy in 2005 was 83%. Advertising and marketing efforts appear to be paying off as occupancy from September 2005 through December was 96%. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current. A former resident has filed a lawsuit naming Yorkshire Townhomes and owners regarding a claim of civil rights violation. The case was dismissed for lack of cause.

Brandywood Apartments (Brandywood Limited Partnership) is a 54-unit complex located in Oak Creek, Wisconsin. In an effort to improve operations, the Operating General Partner transferred management from Pinnacle Management Services to Affiliated Management Group in April, 2005. Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties. Operations remain below breakeven due to high vacancy loss, administrative expense, maintenance expense and bad debt expense. However, Affiliated Management Group is working on lowering property taxes and administrative expenses, and has decreased utility expenses as a result of the installation of more energy efficient fixtures. In addition, Management is currently offering a rental incentive of one month free and has implemented an outreach program to area businesses. As of the last site visit inspection in May 2005, the property was reported in fair condition due to the need for asphalt repairs and landscaping improvements; however, some of those issues have been addressed and the lender has been approving Replacement Reserve withdrawals for capital improvement needs.

The property operated significantly below breakeven for the third quarter and beginning of the fourth quarter of 2005 due to low occupancy and rent collection problems. The property expended cash of approximately $165,000 for the ten months ending October 31, 2005. The Investor Limited Partner has advanced over $105,000 in 2005 to fund operating deficits. Management wrote off over $15,000 of Accounts Receivable as uncollectible in 2005, mostly due to management enforcing evictions as a result of non-payment of rent. By December 2005 occupancy had increased to 100%; however, the year to date average occupancy was only 77%. The property's mortgage, taxes and insurance are current.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In December 2005, BCTC Fund II - Series 12 (the "Investment Limited Partner") exercised an option to transfer its interest in River Reach of Crystal River, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,731 at the end its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $53,429. The sale is expected to occur in the first quarter of 2006.

In December 2005, BCTC Fund II - Series 12 (the "Investment Limited Partner") exercised an option to transfer its interest in Scott City Associates III LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $586,930 at the end its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $17,608. The sale is expected to occur in the first quarter of 2006.

In December 2005, BCTC Fund II - Series 12 (the "Investment Limited Partner") exercised an option to transfer its interest in Stonegate Manor, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $988,021 at the end its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $39,521. The sale is expected to occur in the first quarter of 2006.

(Series 14) As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 92 properties at December 31, 2005. Out of the total, 91 were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 14 reflects net loss from Operating Partnerships of $(2,300,673) and $(2,659,224), respectively, which includes depreciation and amortization of $3,773,429 and $3,940,708 respectively.

Series 14 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II A LP and Hughes Springs Seniors Apts. ALP. Cottonwood Apts II sustained minor water damage as a result of Hurricane Rita. The Operating General Partner has completed all insurance claims and is in the process of receiving insurance money. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total. The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. In the first quarter of 2003, the Operating General Partner began discussions with Rural Development to restructure the mortgage, thereby reducing monthly mortgage payments and ultimately bringing the Replacement Reserve account current. After nearly two years of negotiations, the plan was approved and the mortgage was re-amortized in the second quarter of 2005. The monthly mortgage payment has been reduced by approximately $1,650, yielding an annual savings of $19,800. Average occupancy for 2004 was 92%, and this remained the case throughout early 2005, with occupancy increasing to 99% in the fourth quarter with the hire of a new property manager. In 2005, a 10% rent increase throughout the property has served to increase income by approximately $10,000 for the year. The property has shown twelve months of breakeven operations. Following the re-amortization of the loan, the Operating Partnership is attempting to strengthen operations during the course of 2005, bring the replacement reserve current, and pay off overdue accounts payable. All of the remaining short-term payables of $30,000 are due to the Management Company (a related entity). Although a portion of 2004 property taxes were vouchered for by Rural Development and then paid off during 2005, the tax and insurance escrow is adequately funded to pay 2005 taxes without a Rural Development Voucher. The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property operated with an average occupancy of 87% for the year 2004. Despite operating expenses that are below the state average, the low rental rates in the area combined with the low average occupancy prevented the property from achieving breakeven operations through the fourth quarter of 2005. The management agent continues to market the available units by working closely with the housing authority to attract qualified residents. Based on the most recent information, average occupancy was 87% for the eleven months ended November 30, 2005. Physical occupancy for November 2005 has improved to 98%.

The Partnership defaulted on its mortgage in January 2005. The Lender, GMAC Commercial Mortgage Corporation, agreed to reduce its monthly payments to cash flow payments. The Operating General Partner had historically supported the property through loans to the partnership and the deferral of management fees. However, in 2005, the Operating General Partner stated that it would no longer support the property.

In the fourth quarter of 2005, GMAC proceeded to foreclose its mortgage on the property. In December, 2005, an affiliate of the Operating General Partner loaned the Partnership funds to redeem the property at the foreclosure sale. The property remained in compliance throughout its compliance period, which ended December 31, 2005. The Investment Limited Partner intends to actively explore various options for disposing of its interest in this asset in the first half of 2006.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town (pop. 2,367) where population and employment opportunities have been consistently declining in recent years. While the property remained stagnant during the second and third quarters, the average occupancy in the fourth quarter of 2005 increased slightly to 79% from the first quarter average of 75%. To increase occupancy, the Operating Partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development. The management company advertises in local publications and requests referrals from local agencies. They have also started advertising to other surrounding towns to increase potential traffic. The Investment General Partner will continue to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current and the Operating General Partner funds all operating deficits.

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit property for families, located in Okemah, OK. In 2004, the Operating Partnership operated below breakeven due to low occupancy. Eight units were consistently vacant because the units were in disrepair, without replacement reserve funds to cover repair expenses. The replacement reserve was depleted to renovate units for ADA-compliance at the requirement of Rural Development. By December 2005, seven of the eight units have been repaired and leased. The remaining unit is still in the process of being repaired. This unit is expected to be fully repaired and leased by the end of January 2006. On December 15, one of the duplex buildings had a fire which resulted in both units being damaged. An insurance claim has been filed and the adjuster is in the process of estimating the repair cost. As of year end 2005, occupancy was at 90% (3 vacants), a considerable improvement over the 77% occupancy in September 2005. The Operating General Partner is funding all of the repair work. The tax, insurance, and mortgage payments are all current.

Ada Village Apartments (Ada Village Apartments Limited, Limited Partnership) is a 44-unit property located in Ada, OK, a small college town. Most apartment seekers are students, who are not eligible renters at the property. As of the year end of 2005, the property had an average occupancy of 87%. Although the property has a waitlist, most of the applicants require rental assistance. The property only has 38 units of rental assistance, all of which are currently being utilized. The management company also works with the American-Indian government programs, which also provide tenant-based rental assistance. Despite the average occupancy rate below 90% the property was able to operate above break even, with a Debt Service Credit Ratio of 1.08. The Investment General Partner continues to monitor the occupancy at the property. All tax, insurance, and mortgage payments are current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Operating Partnership suffers from inadequate rental assistance. Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all eight of the property's unsubsidized units. It is the opinion of the property manager that steady-state occupancy at this property is approximately four units below full capacity. Through fourth quarter 2005 occupancy was 79%. The property generated audited financial statements from 2004 show that despite less than full occupancy throughout the year, the property was able to generate $3,500 of cash flow. However in 2005, due to the lower then expected occupancy, the property is projected to expend approximately $10,000.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property generated a small amount of cash flow in 2004, due to a workout plan with Rural Development. Average occupancy was 86.6% in 2004. Occupancy has continued to struggle into 2005 and averaged 68% in 2005. Occupancy improved by year end to 80%.The property is located in a very rural area and the property suffers from lack of qualified applicants and rental assistance. The property is out of its initial 15-year compliance period and the Operating General Partner is working towards resyndicating and rehabbing the property. The Investment General Partner will continue to monitor this deal on a monthly basis.

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

Townview Apartments, a Limited Partnership (Townview Apartments) is a 26 unit property located in St. Mary's, Pennsylvania. The key issues affecting the property's operations are rent levels and low occupancy, which averaged 83% in 2004. Competition from HUD properties in the area is a factor affecting occupancy. The property received a rent increase of $12 per unit in 2004 although it is still operating below breakeven through the fourth quarter of 2005 as a result of low occupancy. The property has increased the occupancy rate to 89% as of the end of the fourth quarter. A new site manager has taken over at the property and is working on returning occupancy to a level that will allow the property to break even. Marketing efforts have focused on advertising in the local newspaper and requesting referrals from the housing authority. The Investment Limited Partner and the Operating General Partner negotiated a put option regarding the future transfer of the Investment Limited Partner interest that will be executed in the first quarter of 2006. Following the execution of the put option, the Investment General Partner will no longer monitor operations at this property.

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28 unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of 12 units. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permits for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, namely involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect and USDA Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December there were 12 move-ins into the 12 rebuilt units. As of January 4, 2006, occupancy for the entire complex was back at 100%. The insurance company has forwarded its remaining payments and the Operating General Partner is waiting on the contractor to make corrections to items on a punch list before accepting his final pay request.

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

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. The property cannot break even due to a combination of low rents, collection issues, high operating expenses, and cumbersome debt service payments of approximately $25,500 per year. The property is remotely located and does not receive project based section 8 or other rental assistance. As a result, management has maintained occupancy by reducing rents. Occupancy averaged 90% during 2004 and increased to 97% for 2005. At current rent levels and current operating expenses of approximately $2,516 per unit, the property is unable to break even. Going forward, management is attempting to further reduce expenses. In addition, a new property manager was hired during the fourth quarter and has enforced a more stringent rent collection procedure. It is anticipated that increased collections will reduce the operating deficit for 2006. The Operating General Partner has been funding operating deficits. The operating deficit guarantee for McComb Family LP., is unlimited in time and amount. The property's compliance period ends in 2006.

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

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, 9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner's received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

One Northridge, LTD., (Northridge Apts.) in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The Operating General Partner has not provided financial reports since March, 2004. In of June of 2004 the Operating General Partner entered into a contract for deed to sell the property without consent from the Investment Limited Partner. The Investment Limited Partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer. The Operating General Partner had ceased communications in this matter. In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property. On May 27, 2005, the Investment Limited Partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the Compliance Period. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with IRS guidelines. The Investment Partnership did not receive any proceeds from the sale of the property and the Operating Partnership's investment balance at the time of the property sale was zero. Accordingly, no gain for sale was recorded on the Partnership's financial statements.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partner's") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the Investment Limited Partner's of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner's and $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal for overseeing and managing the disposition of the property; $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partner's") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the Investment Limited Partner's of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner's and $8,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner's. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $36,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $73,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $223,779 and $102,984, respectively as of June 30, 2005. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the Investment Limited Partner's were $28,760. Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 was proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the Investment Limited Partner of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, were distributed to the investors. The investor per BAC distribution was $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $160,406 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partner's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004.

In December 2005, BCTC Fund II - Series 14 (the "Investment Limited Partner") exercised an option to transfer its interest in Plantation IV, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,385,688 at the end its Compliance Period, December 31, 2005 and cash proceeds to the Investment Limited Partner of $55,428. The sale is expected to occur in the first quarter of 2006.

Recent Accounting Pronouncements

As of December 31, 2005, the partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE. However, management does not consolidate the partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

Exceptions to Certifications

As discussed in its annual report on Form 10-K for the year ended 2005, Boston Capital Tax Credit Fund II L.P. (the "Partnership") was unable to obtain an audit of its financial statements included in such annual report performed in accordance with the standards of the PCAOB. This was due to the inability to obtain audits of financial statements of the entities in which the Partnership has invested (the "Operating Partnerships") performed in accordance with the standards of the PCAOB. (Audit opinions, which the Partnership's auditors originally intended to rely upon in forming their opinion, were obtained from the Operating Partnerships that are in accordance with generally accepted auditing standards for the United States, although not in accordance with the standards of PCAOB.) Accordingly, the Partnership filed its annual report on Form 10-K for the year ended 2005 as "UNAUDITED."

The Partnership continues to evaluate ways of addressing this deficiency and, together with its auditors, has discussed solutions with the SEC and the PCAOB. To date, those solutions primarily entail enhanced audit documentation required by PCAOB Audit Standard No. 3. The Partnership's auditors would have to perform additional procedures related to those Operating Partnerships in order to complete their audit.

The Partnership's auditors have been engaged to perform, and have performed, a review of the Partnership's interim financial information included in the Partnership's quarterly report on Form 10-Q for the quarter ended December 2005.

Despite the Partnership's ongoing efforts to address these matters, the Partnership at the time of this filing is an untimely filer due to the deficiency in its annual report on Form 10-K

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 21, 2006	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.