Form 10-K
period 2006-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2006-12-21
CIK 853566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number                0-19443
BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	04-3066791

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class — Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                 No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                 No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐                 No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑

DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Partnership are incorporated by reference:

Form 10-K
Parts	Document
Parts I, III	Prospectus
Parts II, IV

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2006

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
As of March 31, 2006, the Partnership had invested in a total of 255 Operating Partnerships; 8 Operating Partnerships on behalf of Series 7, 40 Operating Partnerships on behalf of Series 9, 35 Operating Partnerships on behalf of Series 10, 37 Operating Partnerships on behalf of Series 11, 47 Operating Partnerships on behalf of Series 12, and 88 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.
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
Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Fund.
An investment in our Units and our investments in Local Limited Partnerships and their Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our Units, and the amount of proceeds available for distribution to our Limited Partners, if any, on liquidation of our investments.
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations.
The ability of Limited Partners to claim tax losses from their investment in us is limited.
The IRS may audit us or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our Units. Changes in tax laws could also impact the tax benefits from an investment in our Units and/or the value of the Operating Partnerships. Until the Local Limited Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for Unit holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.
Poor performance of one Housing Complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax

Credits, and a loss of our investment in the Housing Complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:

- difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Operating Partnerships;

- limitations on transfers of interests in Local Limited Partnerships;

- limitations on removal of Local General Partners;

- limitations on subsidy programs; and

- possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the Units exists or is expected to develop.
There is currently no active trading market for the Units. Accordingly, Limited Partners may be unable to sell their Units or may have to sell Units at a discount. Limited Partners should consider their Units to be a long-term investment.
Investors may realize taxable gain on sale or disposition of certificates.
     Upon the sales or other taxable disposition of certificates, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates, is greater than the original cost of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
     Investors eventually may be allocated profits for tax purposes which exceed any cash Boston Capital distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Boston Capital. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
     There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to Boston Capital, expenses such as accrued Fund Management Fees and unpaid loans to Boston Associates will be deducted pursuant to Section 4.02(a) of the Fund Agreement included in Exhibit A. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment in Boston Capital will the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:

- The necessity of obtaining the consent of the operating general partners;

- The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

- The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay its existing liabilities.
We currently do not have sufficient cash resources to satisfy its financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our General Partner and its affiliates. Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however there can be no assurance that this will be the case. We would be materially adversely affected if the General Partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Partnership has acquired a Limited Partnership Interest in each of the 256 Operating Partnerships in 6 series identified in the table set forth below. In each instance the Apartment Complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year. The General Partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership — Series 7
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Briarwood Apartments	Cameron, MO	24	$607,697	12/89	12/89	100%	$157,254

Creekside Apartments	Vandergrift, PA	30	1,252,684	6/89	9/89	100%	247,790

Deer Hill II Apartments	Huntersville, NC	40	1,438,945	2/90	5/89	100%	333,370

Hillandale Commons	Lithonia, GA	132	4,370,266	12/89	1/90	100%	1,138,907

Lebanon Properties II	Lebanon, MO	24	560,457	12/89	7/89	100%	136,440

Oak Grove Estates	Oak Grove, MO	20	471,968	12/89	9/89	100%	113,188

Oakview Apartments	Delta, OH	38	1,105,948	12/89	10/89	100%	258,264

Boston Capital Tax Credit Fund II Limited Partnership — Series 7
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Westwood Square Apartments	Moore Head City, NC	36	$1,370,622	7/90	7/90	100%	$117,286

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Azalea Village Apartments	Crawford, GA	24	$623,474	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,154,618	4/90	5/90	91%	290,403

Big Lake Seniors	Big Lake, TX	20	539,096	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	504,184	12/93	9/94	100%	98,561

Cotton Mill Apartments	Stuart, VA	40	1,430,303	10/92	7/93	100%	271,351

Country Lane Apts.	Blakely, GA	32	1,024,766	5/90	5/90	100%	211,916

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Fawn River Apartments	Sturgis, MI	100	$3,615,028	10/90	10/90	100%	$971,446

Garden Lake Apartments	Immokalee, FL	65	2,145,703	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	629,185	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,459,799	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,458,825	6/90	8/90	100%	276,203

Grifton Manor Apts.	Grifton, NC	40	1,204,396	9/93	2/94	100%	261,645

Hacienda Villa Apartments	Firebaugh, CA	120	3,465,729	4/90	1/90	100%	1,343,294

Haines City Apartments	Haines City, FL	46	1,407,724	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	872,784	10/92	9/92	96%	193,830

Hill St. Commons	South Paris, ME	25	1,449,778	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,358,710	3/90	6/90	100%	313,200

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Le Grand Apts.	Le Grand, CA	34	$1,689,640	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,447,429	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,440,549	5/90	3/90	100%	321,908

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,745,417	9/90	10/90	100%	1,116,284

Mill Pond Apartments	Brooklyn, MI	36	1,079,144	5/90	5/90	100%	250,175

Pinewoods Apartments	Springfield, IL	168	3,977,639	6/90	6/91	100%	1,258,700

Pine Ridge Place	Polkton, NC	16	620,047	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	601,552	12/93	7/93	100%	144,839

Putney Meadows Apts	Putney, VT	28	1,396,953	12/92	5/93	100%	374,495

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Quail Hollow II	Raleigh, NC	36	$1,371,684	7/90	9/90	100%	$313,521

Rainbow Gardens Apartments	Dunnellon, FL	36	1,181,645	12/92	6/93	100%	236,763

Raitt Street Apts.	Santa Ana, CA	6	842,737	5/93	8/93	100%	416,200

School St. Apts. II	Marshall, WI	24	624,063	6/93	6/93	100%	652,967

Scottsville Hollow	Scottsville, NY	36	1,389,880	5/90	5/90	100%	304,060

St. Paul’s Apartments	St. Paul, NC	32	1,236,935	5/90	9/90	100%	263,165

Surry Village II	Surry, VA	24	843,383	5/90	1/90	100%	157,002

Tappahannock Greens Apts.	Tappahannock, VA	40	1,460,796	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,440,426	9/90	11/90	100%	300,033

Twin Oaks Apartments	Raeford, NC	28	1,110,415	5/90	5/90	100%	275,894

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Village Oaks Apartments II	Live Oak, FL	24	$714,625	6/90	2/90	100%	$164,291

Westside Apartments	Providence, RI	40	2,199,230	6/90	12/90	100%	1,777,738

Westwood Square Apartments	Moorehead City, NC	36	1,370,622	7/90	7/90	100%	195,391

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Athens Park Apartments	Athens, AL	48	$1,308,129	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	717,926	8/89	11/90	100%	168,234

Baytree Apartments	Richlands, NC	24	936,993	11/88	7/90	100%	210,999

Benchmark Apartments	China Grove, NC	24	1,086,606	11/88	7/90	100%	223,328

Berkshire Apartments II	Wichita, KS	66	1,635,896	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	933,763	11/90	10/90	100%	205,470

Briarwood Apartments	Middleburg, FL	52	1,448,443	8/90	8/90	100%	509,251

Butler Manor Apartments	Morgantown, KY	16	490,644	12/90	2/91	100%	119,952

Campbell Creek Apartments	Dallas, GA	80	1,413,266	12/91	10/90	100%	735,000

Candlewick Place	Monroeville, AL	40	1,223,715	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	754,415	5/93	5/93	100%	180,800

Charlton Court Apartments	Folkston, GA	40	1,170,623	12/92	1/93	100%	263,520

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Chuckatuck Square	Suffolk VA	42	$1,441,053	11/90	2/90	100%	$320,900

Cloverleaf Apartments	Bishopville, SC	24	834,448	11/90	4/90	100%	153,900

Cloverleaf Apts., Phase II	Bishopville, SC	24	853,200	11/90	4/90	100%	160,761

Hartway Apts.	Munfordville, KY	32	892,275	7/90	6/90	100%	239,041

Ironton Estates	Ironton, MO	24	604,157	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	962,903	11/92	12/92	100%	192,347

Longview Apartments	Maysville, NC	24	853,262	11/88	8/90	100%	195,837

Maidu Village	Roseville, CA	81	1,680,774	3/91	12/91	100%	470,000

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Meadowbrook Lane Apartments	Americus, GA	50	1,441,429	9/90	3/90	100%	336,264

Melrose Lane Apartments	Great Falls, SC	24	874,891	11/90	10/90	100%	203,645

Pecan Village Apartments	Ellaville, GA	30	767,477	7/90	2/90	100%	221,856

Pine View Apartments	Perry, FL	29	938,810	9/90	12/90	100%	277,405

Pines by the Creek Apts.	Newnan, GA	96	1,840,539	12/90	10/90	100%	890,000

Pine Grove Apts.	Ackerman, MS	24	517,368	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	957,317	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	634,330	7/90	7/90	100%	147,480

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Springwood Park Apartments	Durham, NC	100	$2,621,179	3/91	5/91	100%	$1,000,000

Stockton Estates	Stockton, MO	20	430,342	2/93	1/93	100%	120,352

Stratford Square Apartments	Brundidge, AL	24	735,021	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,443,711	11/92	3/93	100%	246,230

Sunmark Apartments	Morgantown, KY	24	751,617	8/90	12/90	100%	176,669

Woodside Apartments	Lisbon, ME	28	1,449,053	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Academy Hill Apartments	Ahoskie, NC	40	$1,345,895	2/91	2/91	100%	$319,224

Aspen Square Apartments	Tazewell, VA	60	1,794,910	11/90	11/90	100%	356,495

Bridgeview Apartments	Emlenton, PA	36	1,330,582	12/90	12/89	100%	327,257

Buckeye Senior Apartments	Buckeye, AZ	41	1,309,013	12/90	8/90	100%	311,480

Campbell Creek Apartments	Dallas, GA	80	1,413,266	12/90	10/90	100%	142,000

Cambridge Manor Apartments	Macon, MS	47	1,574,752	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	933,907	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,148,966	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	—	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	3,480,724	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	567,274	11/90	9/90	100%	133,790

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Elmwood Manor Apartments	Eutaw, AL	47	1,585,309	5/93	12/93	100%	333,440

Fairridge Lane Apartments	Denmark, SC	24	799,532	11/90	6/90	100%	209,326

Fairridge Village Apartments	Denmark, SC	24	752,785	11/90	6/90	100%	186,381

Farmerville Square Apts.	Farmerville, LA	32	947,980	1/91	4/91	100%	212,280

Franklin School	Great Falls, MT	40	1,167,336	10/90	12/91	100%	1,453,270

Hilltop Apts.	Los Lunas, NM	40	1,384,932	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	880,268	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	897,214	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,504,813	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	905,965	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Lakewood Village Apartments	Lake Providence, LA	32	$934,033	1/91	5/91	100%	$223,827

Licking Apartments	Licking, MO	16	397,591	11/91	3/92	100%	90,436

London Arms	Miami Beach, FL	58	2,681,809	12/90	12/90	100%	937,961

Maidu Village	Roseville, CA	81	1,680,774	3/91	12/91	100%	530,000

Nevada Manor	Nevada, MO	24	632,655	11/90	10/90	100%	143,270

Oatka Meadows	Warsaw, NY	24	898,221	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,204,728	12/90	12/90	100%	522,999

Pines by the Creek Apartments	Newnan, GA	96	1,840,539	12/90	10/90	100%	245,000

Sandy Pines Manor	Punta Gorda, FL	44	1,449,615	12/90	7/90	100%	399,977

Sierra Springs Apartments	Tazewell, VA	36	1,150,045	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,434,526	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	764,815	12/90	9/90	100%	206,888

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Walnut Village Apartments	Manning, SC	24	$819,995	11/90	11/90	100%	$183,244

Washington Manor Apartments	Washington, LA	32	936,221	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,351,090	1/91	4/91	100%	329,130

Windsor Apts.	Metter, GA	53	1,428,416	12/92	5/93	100%	248,207

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Bowman Village Apartments	Bowman, GA	24	$651,051	6/91	10/91	100%	$139,879

Brandywood Apartments	Oak Creek, WI	54	1,607,958	12/91	9/91	100%	1,532,506

Brentwood Manor Apartments	Clarkson, KY	24	724,487	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,182,989	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	521,049	6/91	7/91	100%	458,800

Bucksport Park Apartments	Bucksport, ME	24	1,341,122	6/91	8/91	100%	334,600

Cananche Creek Apartments	Norton, VA	36	1,207,958	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	637,237	10/91	6/92	100%	161,452

Clymer House Apartments	Clymer, PA	26	1,091,695	6/91	10/91	100%	254,097

Corcoran Garden Apartments	Corcoran, CA	38	1,584,793	2/91	11/90	100%	432,438

Cornish Park	Cornish, ME	25	1,423,136	6/91	6/91	100%	333,000

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Crescent City Senior Apartments	Crescent City, CA	38	$2,085,223	3/91	3/91	100%	$474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,315,853	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	735,515	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	558,675	12/91	7/92	100%	150,033

Hamilton Village Apartments	Preston, GA	20	556,040	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,378,926	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,504,813	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	718,662	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	896,130	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	646,377	10/91	5/92	100%	149,058

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Los Caballos II Apts.	Hatch, NM	24	$699,594	7/91	8/91	100%	$164,740

Marlboro Place Apartments	Bennettsville, SC	24	816,954	3/91	2/91	100%	192,779

Melville Plaza Apartments	Melville, LA	32	871,296	7/91	10/91	100%	178,564

Nanty Glo House Apartments	Nanty Glo, PA	36	1,443,432	6/91	7/91	100%	353,000

Newport Village	Franklin, VA	48	1,451,996	4/91	11/90	100%	355,000

Oakleigh Apartments	Abbeville, LA	32	892,248	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	882,362	8/91	1/92	100%	180,819

Pines by the Creek Apartments	Newnan, GA	96	1,840,539	3/91	10/90	100%	645,000

Pinewoods Apartments	Springfield, IL	168	3,977,639	7/91	6/91	100%	2,880,000

Portales Estates	Portales, NM	44	1,407,955	7/91	7/91	100%	365,100

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Prairie West Apts. III	West Fargo, ND	24	$456,160	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	883,548	4/91	1/91	100%	180,186

Rockmoor Apartments	Banner Elk, NC	12	549,900	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	652,398	5/91	5/91	100%	145,606

Springwood Park Apartments	Durham, NC	100	2,621,179	3/91	5/91	100%	374,349

Turner Lane Apartments	Ashburn, GA	24	705,579	5/91	7/91	100%	147,090

Union Baptist Plaza Apartments	Springfield, IL	24	356,735	5/91	4/91	100%	432,648

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Uptown Apartments	Salyersville, KY	16	$507,174	5/91	3/91	100%	$121,700

Villas of Lakeridge	Eufala, AL	18	520,110	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,341,552	4/91	1/91	100%	310,510

Windsor Court II	Windsor, VA	24	780,413	4/91	11/90	100%	169,347

Woodcrest Manor Apartments	Woodville, MS	24	693,344	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	989,816	10/91	4/92	100%	229,601

Woodside Apartments	Grove City, PA	32	1,128,928	4/91	3/91	100%	229,291

Yorkshire Townhome Apts.	Fort Smith, AR	50	695,486	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Ada Village Apts.	Ada, OK	44	$989,327	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,551,147	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	904,690	1/92	12/91	100%	201,300

Bethel Park Apartments	Bethel, ME	24	1,454,373	12/91	3/92	100%	324,100

Blanchard Senior Apts. II	Blanchard, LA	24	583,254	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	209,006	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,118,266	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	847,589	1/92	3/92	100%	186,065

Briarwood Apartments Ph II	Middleburg, FL	50	1,456,326	2/92	4/92	100%	293,694

The Bridge Building	New York, NY	15	—	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	708,824	7/91	11/90	100%	160,600

Burnt Ordinary Village	Toano, VA	22	693,226	7/91	7/91	100%	159,400

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Carleton Court Apartments	Providence RI	46	$2,944,870	12/91	12/91	100%	$1,496,922

Carriage Run Apartments	Emporia, VA	40	1,270,315	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,236,031	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,382,080	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	680,340	8/91	7/91	100%	198,275

College Green	Chili, NY	110	4,050,000	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	530,640	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	640,432	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	865,905	11/91	10/91	100%	922,350

Countryside Manor	Fulton, MS	24	652,021	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,117,807	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	850,152	7/92	1/93	100%	186,000

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Duncan Village Apts.	Duncan, OK	48	$1,070,654	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,165,116	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,395,167	2/92	1/92	100%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	609,214	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	678,570	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	872,258	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	906,700	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,408,490	1/92	6/91	100%	226,000

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Green Village Apts. II	Standardsville, VA	16	$571,951	4/92	11/91	100%	$99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,102,525	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	770,646	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,446,683	7/92	9/92	100%	311,775

Hessmer Village Apartments	Hessmer, LA	32	887,541	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	863,111	9/91	1/92	100%	184,900

Hunters Run Apartments	Douglas, GA	50	1,411,509	12/91	2/92	100%	322,368

Indian Creek Apartments	Kilmarnock, VA	20	810,197	7/91	4/91	100%	174,400

Jarratt Village Apartments	Jarratt, VA	24	810,361	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	152,794	1/93	12/93	100%	24,365

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
La Gema del Barrio Apts.	Santa Ana, CA	6	$649,699	6/92	8/92	100%	$458,000

Lafayettee Gardens Apartments	Scott, LA	56	1,009,695	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,951,645	9/91	1/92	100%	442,457

Lakeside Manor

Apartments	Schroon Lake, NY	24	1,005,974	11/91	1/92	96%	249,349

Lakeview Meadows	Battle Creek, MI	53	1,469,405	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	3,204,072	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,450,346	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	200,165	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,680,774	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion, LA	32	978,112	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	207,875	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,113,509	12/91	12/91	100%	432,320

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Navapai Apartments	Prescott Valley, AZ	26	$862,952	6/91	4/91	100%	$207,330

Nevada City Senior Apartments	Grass Valley, CA	60	3,470,077	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	906,964	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,450,724	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,271,475	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	832,506	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	660,532	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	984,742	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	948,990	10/91	3/92	100%	199,311

Pittsfield Park Apartments	Pittsfield, ME	18	1,022,345	12/91	6/92	100%	237,300

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Portville Square Apartments	Portville, NY	24	$871,095	3/92	3/92	100%	$198,100

Prague Village Apts.	Prague, OK	8	96,389	1/93	3/93	100%	$21,373

Rainier Manor Apartments	Mt. Rainier, MD	104	3,544,759	3/92	1/93	100%	1,190,350

Rosewood Manor Apartments	Ellenton, FL	43	1,408,189	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,320,773	1/92	10/91	100%	588,965

Smithville Properties	Smithville, MO	48	1,217,100	2/92	5/91	100%	285,384

Spring Creek Village	Derby, KS	72	1,395,244	6/91	9/91	100%	1,634,760

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Spring Valley Apartments	Lexington Park, MD	128	$5,207,314	11/91	12/92	100%	$2,877,811

Springwood Park Apartments	Durham, NC	100	2,621,179	10/91	5/91	100%	374,349

Summer Lane Apartments	Santee, SC	24	855,629	7/91	11/91	100%	176,291

Titusville Apartments	Titusville PA	30	1,210,205	12/91	1/92	100%	280,829

Tyrone House Apartments	Tyrone, PA	36	1,448,658	12/91	1/92	100%	349,800

Valley Ridge Senior Apartments	Central Valley, CA	38	1,780,620	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,323,794	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,273,761	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	637,327	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,118,904	7/91	8/91	100%	295,250

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Wesley Village Apartments	Martinsburg, WV	36	$1,279,747	10/91	6/92	100%	$266,253

Wildwood Terrace Apartments	Wildwood, FL	40	1,237,040	10/91	10/91	100%	281,647

Woodfield Commons Apartments	Marshfield WI	48	—	9/91	6/91	100%	1,126,901

Woodside Apartments	Belleview, FL	41	1,187,087	11/91	10/91	100%	268,500

Wynnewood Village Apts.	Wynnewood, OK	16	378,226	1/93	11/93	100%	67,443

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
(b) Approximate number of security holders
As of March 31, 2006, the Partnership has 10,834 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.
The BACs were issued in series. Series 7 consists of 748 investors holding 1,036,100 BACs, Series 9 consists of 2,052 investors holding 4,178,029 BACs, Series 10 consists of 1,534 investors holding 2,428,925 BACs, Series 11 consists of 1,302 investors holding 2,489,599 BACs, Series 12 consists of 1,809 investors holding 2,972,795 BACs, and Series 14 consists of 3,389 investors holding 5,574,290 BACs at March 31, 2006.
(c) Dividend history and restriction
The Partnership has made no distributions of Net Cash Flow to its BAC Holders from its inception, June 28, 1989 through March 31, 2006.
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
During the year ended March 31, 2006, the Fund made distributions to the Limited Partners of Series 7, 9, and 14 for proceeds from the sale of one of the Operating Partnerships. Further details on the distributions are disclosed in the results of operations.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2006. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2005	2004	2003	2002
Operations

Interest & other Inc	$48,063	$70,362	$65,709	$56,293	$53,149
Share of Income (Loss) Of Operating Partnerships	2,457,601	(3,230,139)	(4,482,965)	(5,855,904)	(5,815,333)
Operating Exp	4,711,222	(5,425,508)	(4,785,151)	(4,034,177)	(2,639,786)

Net Loss	$(2,205,558)	$(8,585,285)	$(9,202,407)	$(9,833,788)	$(8,401,970)

Net Loss per BAC	$(.12)	$(.46)	$(.49)	$(.52)	$(.45)

Balance Sheet

Total Assets	$8,597,063	$13,110,125	$20,278,411	$29,506,804	$38,568,793

Total Liabilites	$29,550,925	$30,278,230	$28,861,231	$26,412,221	$24,871,101

Capital	$(20,953,862)	$(17,168,105)	$(8,582,820)	$3,094,583	$13,697,692

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Liquidity
The Partnership’s primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2006 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.
The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2006 the Partnership accrued, net of payments made, $1,752,063 in annual partnership management fees. As of March 31, 2006 the accrued partnership management fees totaled $28,338,745. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
Affiliates of the general partner have advanced $907,217 to the Partnership to pay certain third party operating expenses and to fund advances to operating partnerships. Of this amount, $195,603 was advanced during the fiscal year ended March 31, 2006. The allocation of the total advanced through March 31, 2006, to five of the six series is as follows: $318,393 to Series 7, $4,960 to Series 9, $76,895 to Series 11, $323,499 to Series 12 and $183,470 to Series 14. These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the

Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.
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
As of March 31, 2006 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2006 7 of the properties had been disposed of and 8 remained. Cash and Cash Equivalents for Series 7 at March 31, 2006 represented $110,003 in working capital and $252,313 in sale proceeds to be returned to the investors.
(Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC Holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.
As of March 31, 2006 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. As of March 31, 2006 15 of the properties had been disposed of and 40 remained. Cash and Cash Equivalents for Series 9 at March 31, 2006 represented $206,104 in working capital.
(Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC Holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2006 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2006 10 of the properties had been disposed of and 35 remained. Cash and Cash Equivalents for Series 10 at March 31, 2006 represented $351,299 in working capital.
(Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.
During the fiscal year ended March 31, 2006, the Partnership did not use any of Series 11’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2006 3 of the properties had been disposed of and 37 remained. The Partnership has completed payment of all installments of its capital contributions to 36 of the 37 remaining Operating Partnerships. Cash and Cash Equivalents for Series 11 at March 31, 2006 represented $260,979 in unpaid capital contributions and working capital.
(Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.
During the fiscal year ended March 31, 2006, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179. As of March 31, 2006 5 of the properties had been disposed of and 48 remained. The Partnership has completed payment of all installments of its capital contributions to 47 of the 48 remaining Operating Partnerships. Cash and Cash Equivalents for Series 12 at March 31, 2006 represented $296,548 in unpaid capital contributions and working capital and $700,257 in sale proceeds to be returned to the investors.
(Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.
During the fiscal year ended March 31, 2006, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2006 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328. As of March 31, 2006 12 of the properties had been disposed of and 89 remained. The Partnership has completed payment of all installments of its capital contributions to 81 of the remaining 92 Operating

Partnerships. Cash and Cash Equivalents for Series 14 at March 31, 2006 represented $556,442 in unpaid capital contributions and working capital and $766,794 in sale proceeds to be returned to the investors.
Results of Operations
The Partnership incurs an annual partnership management fee payable to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2006, 2005, and 2004 was $1,752,063, $1,719,408, and $2,115,746, respectively. The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.
Most series in Boston Capital Tax Credit Fund II Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 2003 to 2004. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2004 to 2005 results from the fact that a large number of the Operating Partnerships are in their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
(Series 7). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The Series had a total of 8 properties at March 31, 2006, all of which were at 100% qualified occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $970,721 and $635,654, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00 and $.02, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 7 was $0 and $30,271, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.
By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2005, 2004, and 2003, Series 7 reflects net loss from Operating Partnerships of $(701,272), $(522,978), and $(778,880), respectively, which includes depreciation and amortization of $651,378, $761,678, and $1,047,370, respectively.

In March 2006, the property owned by Metropole Apartments Associates Limited Partnership was sold for $6,150,000, which includes the outstanding mortgage balance of approximately $3,936,450 and proceeds to the Operating Partnership of $1,736,881. The net proceeds paid to BCTC Fund II – Series 7 was $808,572. Of the total proceeds received, $113,726 represents reimbursements of funds previously advanced by an affiliate of the Investment General Partner, $46,500 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $639,346 will be returned to cash reserves held by BCTC Fund II LP Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $753,072 as of March 31, 2006.
In December 2004, the Investment Partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the Operating General Partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the Investment Partnership of $18,225. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $13,225 were paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,182 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $11,043 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,043 as of December 31, 2004. In the current year $182 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In December 2004, the Investment Partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the Investment Partnership of $17,951. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $12,951 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: The breakdown of the amounts to be paid to BCAMLP is as follows: $2,180 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $10,771 represents partial reimbursement of outstanding advances and asset management fees Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,771 as of December 31, 2004. In the current year $180 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,662 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $72,198, $252,313 and $531,052, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.055, $.244, and $.095, for Series 4, Series 6, Series 7, and Series 14, respectively. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance and their share of the overhead and expense reimbursement.
In January 2005, Boston Capital Tax Credit Fund I — Series 3 and Series 4 and Boston Capital Tax Credit Fund II — Series 7 (the “Investment Limited Partner”) sold its Investment Limited Partner interest in Bowditch School L.P. (The Bowditch School Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
In December 2001, the Operating General Partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from BCTC II – Series 7, the Investment General Partner. In March 2003, the IGP entered into an agreement to sell the property to the Operating General Partner in return for its agreement to assume the outstanding mortgage balance of approximately $1,680,854 and distribute cash proceeds to the IGP of $320,278. In the most recent 10-Q filed for the quarter ended December 31, 2005, it was estimated that $131,888 would be distributed to investors, and provided this was the actual amount distributed, the investor per BAC distribution would be $.08 and that the remaining proceeds of $188,390 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $4,000 represents the reimbursement of legal expenses incurred in connection with the disposition of the property, and $184,390 represents partial reimbursement for outstanding asset management fees. It has now been decided that the reimbursement related to the disposition of $131,888 will not be paid, and that this amount originally anticipated to be returned to investors will be added back to the IGP’s working capital reserves, due to the fact that the Prospectus of the Fund requires that the proceeds be utilized in this manner. The monies returned to the working capital reserves will be available to pay obligations of the IGP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the expenses, has been recorded in the amount of $284,510 as of September 30, 2005. The gain recorded represented the proceeds received by the IGP, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of legal expenses.
Hillandale Park (Hillandale Commons Limited Partnership) is a 132-unit family development in Lithonia, Georgia, approximately 20 miles from downtown Atlanta. Occupancy suffered in the competitive Georgia market, hitting a low of 79% in July 2005. Consequently, the property expended $76,141 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and added this property as one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted low-risk refugees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 90% in the first quarter of 2006. The compliance period expired at the end of 2004 and the General Partner is exploring its options to re-syndicate or refinance; either option would include purchasing the Investment General Partner’s Limited Partner interest.
(Series 9). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.8%, respectively. The series had a total of 40 properties as of March 31, 2006, of which 38 were at 100% qualified occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $3,141,394 and $3,007,733, respectively, in passive income tax losses that were passed through to the investors, and also provided $.01 and $.05, respectively, in tax credits per BAC to the investors.

As of March 31, 2006 and 2005, the Investments in Operating Partnerships for Series 9 was $0, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the periods ended December 31, 2005, 2004, and 2003 Series 9 reflects net loss from Operating Partnerships of $(1,950,271), $(2,187,187), and $(3,357,614), respectively, which includes depreciation and amortization of $2,682,981, $2,766,775, $4,036,505, respectively.
Series 9 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun group”). The Operating Partnerships are Big Lake Seniors Apts., Blanco Seniors Apts. Ltd. and Pleasanton, Ltd. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 9 from the Calhoun Partnerships is approximately $75,331, which is approximately 9% of the total annual tax credit available to investors in Series 9.
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
In late March 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

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
With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.
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
School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager and advertising in local publications. Despite these efforts, operations remain below breakeven. Average occupancy for the first quarter of 2006 was 77% (up from 67% in the previous quarter). The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four year loan with the first two years requiring monthly interest payments only.

In April 2005, the Investor Limited Partner agreed to supplement the General Partner’s funding of operating deficits by advancing funds at quarterly intervals through the end of the 2007 compliance period. The Investment Limited Partners’ advances are limited to 25% of the General Partner’s documented operating deficit funding advances and will not exceed $25,000 in aggregate. The Investment Limited Partner advanced $3,875 to the property during the first quarter of 2006 bringing the aggregate advances under this agreement to $10,375.
Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. The property expended $3,000 in 2005. Although 2005 occupancy averaged 98%, the property operated below break even because expenses related to damage repair from Hurricane Ivan exceeded insurance proceeds by $15,000 and were recognized as an expense in 2005. The property is scheduled to break even in 2006. Occupancy averaged 98% in the first quarter of 2006. Credit delivery ended in 2000.
Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. The average occupancy during 2004 was 70% and has improved to an average occupancy of 96% through the fourth quarter of 2005. As of March of 2006, this property was operating with a physical occupancy of 94%. Significant structural improvements, that at this time are physically and financially unfeasible, are required to be implemented for the property to compete effectively in the market. The Operating General Partner is interested in purchasing the Investment Limited Partnership interest at the end of the compliance period. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The Operating General Partner continues to support the Operating Partnership financially. According to the 2005 Audit, the General Partner funded operating deficit of $26,992 in 2005. The mortgage, insurance and payables are current. The tax credit compliance period for this partnership ended on December 31, 2005.
Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. The property operated below breakeven in 2005 and through the first quarter of 2006. The property is currently under a workout plan resulting from an under funded replacement reserve that allows for reduced debt service. In the past, the property struggled with tenant retention. Management felt that it was due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment. The property does not have rental assistance and has difficulty finding qualified residents. Management was able to find a satellite cable provider who deals directly with the residents. This new amenity has helped attract new residents, which is reflected in the increase in occupancy. The on-site manager continues to organize resident functions and “block parties” in an effort to improve retention. Occupancy steadily improved throughout 2005 and averaged 90%. For the first quarter of 2006, occupancy averaged 97%. A rent increase of $15 per unit went into effect January 1, 2006 and will help reduce the property’s negative cash flow. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to consistently operate above breakeven.
Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168–unit property located in Springfield, Illinois. The property suffered from low occupancy and operated below breakeven in 2005, but showed a significant improvement in the first quarter of 2006. Occupancy increased to 95% in March, which resulted in a significant improvement in cash flow for the quarter. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. The Investment General Partner will continue work with Management on maintaining improved occupancy and monitor operations closely until the property has stabilized.
Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property reached the end of its compliance period on December 31, 2004. In June 2005, the Investment Partnership sold its interest in Warrensburg Estates, Limited Partnership (“Warrensburg Estates”) to the Operating General Partner for his assumption of the outstanding mortgage balance of $773,085 and proceeds to the Investment Partnership of $23,264. Of the total Investment Partnership proceeds received, $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $18,264 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $2,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $16,264 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $16,264 as of September 30, 2005.
In December 2004, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the Investment Limited Partner interest occurred in the first quarter of 2005. Of the total Investment Limited Partner proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the net proceeds $232,000 was distributed to the investors. The investor per BAC distributions was $.056. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $21,560 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the overhead and expense reimbursement and the Operating Partnership’s investment balance at the time of the sale, has been recorded in the amount of $779,369 as of March 31, 2005. In the current year $9,060 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s. In the current year a reduction in the amount of $12,500 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.
In October 2004, the Operating General Partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the Investment Limited Partner after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were $485,000. Of the net proceeds received $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $68,750 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $191,250 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $416,250 as of March 31, 2005. In the current year $59,750 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
The Operating General Partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II – Series 9 (the “Investment Limited Partner”) sold its interest in Corinth Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,459,113 and proceeds of $23,864. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $13,864 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $23,864 as of March 31, 2005.
The Operating General Partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II – Series 9 (the “Investment Limited Partner”) sold its interest in Greenwich Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,058,354 and proceeds of $21,477. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $11,477 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $21,477 as of March 31, 2005.
The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) negotiated a sale of its General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Boston Capital Tax Credit Fund II – Series 9 (the “Investment Limited Partner”) sold its interest in Wilmington Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,023,368 and proceeds of $14,318. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $4,318 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $14,318 as of March 31, 2005.
In January 2005, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) sold its Investment Limited Partner interest in Maywood Associates Limited (Maywood Apartments) to the Operating General Partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200. Proceeds from the sale were received in the first quarter 2005. Of the total proceeds received $13,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the total remaining proceeds $10,000 was returned to the investors. The investor per BAC distribution was $0.002. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $33,200 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $38,200 as of March 31, 2005.
In March 2005, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) sold its interest in Breezewood RRH, Ltd., (Breezewood Village II) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the Investment Limited Partner of $56,124. Of the total Investment Limited Partner proceeds received, $3,570 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $27,342 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,538 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the Investment Limited Partner of $44,408. Of the total Investment Limited Partner proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,244 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,177 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the Investment Limited Partner of $58,327. Of the total Investment Limited Partner proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $17,185. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,243 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $35,428 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $ 2,725,687 and proceeds to the Investment Limited Partner of $109,027. Of the total Investment Limited Partner proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $39,961. This represents a per BAC distribution of $0.010. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $52,861 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $92,822 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) sold its interest in Quail Hollow RRH, Ltd., (Quail Hollow Apts.) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,439,422 and proceeds to the Investment Limited Partner of $57,577. Of the total Investment Limited Partner proceeds received, $2,198 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $16,848. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $38,531 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $29,514 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,362 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Boston Capital Tax Credit Fund II — Series 9 (the “Investment Limited Partner”) sold its Investment Limited Partner interest in 438 Warren Street LP (Warren Street Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,143,101 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
(Series 10). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 35 properties at March 31, 2006, all of which were at 100% qualified occupancy.
For the tax years ended December 31, 2005 and 2004 the series, in total, generated $1,952,135 and $1,343,047, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00 and $.02, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, the Investments in Operating Partnerships for Series 10 was $369,953 and $1,385,537, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2005, 2004, and 2003 Series 10 reflects net loss from Operating Partnerships of $(966,648), $(1,625,185), and $(1,638,137), respectively, which includes depreciation and amortization of $1,816,161, $2,424,052, and $2,495,749, respectively.
Chuckatuck Square (Chuckatuck Square), a 42-unit complex located in Suffolk, Virginia, operated above breakeven in 2005 after occupancy improved over prior year’s levels. Occupancy averaged 86.1% in 2004 and 98% in 2005. Occupancy continues to be strong and averaged 98% in the first quarter of 2006. The property suffered due to poor on-site management. Both the regional and on-site managers were replaced in 2004. A more experienced regional manager from within the management company was assigned to the property. The regional manager continues to visit the property once a week to assist the on-site manager. As a result of the increase in occupancy and reduction in operating expenses, the property has been able to operate above breakeven in the first quarter of 2006. Due to the improved operations, the Investment General Partner will no longer be reporting on this partnership.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 was 58%. Second quarter operating results have not been reported by the Operating General Partner due to the impending foreclosure that was scheduled for August 25, 2005. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 is needed to address deferred maintenance repairs. The Operating General Partner did not fund any capital improvements. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. The Operating Partnership was unable to support the mortgage payments, which resulted in the payments becoming more than 12 months delinquent. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and started foreclosure proceedings against the property. The Operating General Partner appealed the foreclosure actions, which the court rejected in June 2005. A disposition analysis performed by the Investment General Partner has indicated that the property’s current value is less than the current mortgage balance. Therefore, it is in the Investment Partnership’s best interest that no additional capital be invested into the project and that it be allowed to go to foreclosure. The Operating Partnership’s compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure. The property received a notice of foreclosure in August of 2005, which included a six-month redemption clause. No steps were taken on the redemption and the foreclosure was finalized in January 2006. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. The property also suffered from deferred maintenance. To make the necessary repairs, the management company had estimated that approximately $80,000 would be needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrows were not been properly funded. The Operating Partnership had also been unable to support debt payments, and the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and initiated foreclosure proceedings. The Operating Partnership has gone through two court appeals to stop the foreclosure process and both were denied. In November 2004, the Operating Partnership filed a suit with the Federal District court to contest the foreclosure proceedings but it was denied in April 2005. While the property was in the redemption period of foreclosure, the Operating General Partner provided a deed in lieu of foreclosure to Rural Development to avoid any liability with the property during the redemption period. A disposition analysis performed by the Investment General Partner had indicated that the property’s current value was less than the mortgage balance at the time of analysis. The Operating Partnership’s compliance period ended December 31, 2004, therefore, there will be no loss of credit or recapture of credits previously taken.

Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
Stockton Estates Limited Partnership (Stockton Estates), located in Stockton, Missouri, operated below breakeven during 2005, but only expended cash of $900. The property was severely damaged in a tornado during May 2003 and was uninhabitable through June 2004. The Operating General Partner rebuilt 12 of the 20 units. Construction was completed on June 30, 2004 and lease-up began at that time. Therefore, 2005 was the first year of stabilized operations since 2002.
Occupancy had been steady at 92% until December 2004. A resident flooded her unit by stuffing items into the toilet. The flooding damaged her unit and the unit next door. The units were rehabbed using insurance proceeds in January 2005. As a result, occupancy averaged 83% for the first quarter of 2005. Since then, occupancy averaged 92% through the fourth quarter of 2005. Additionally, in March 2005, the property paid down a portion of the mortgage with the remaining insurance proceeds from the tornado damage. Even with the reduced debt service, the property struggles to operate above breakeven. Occupancy averaged 92% in the first quarter of 2006. The property operated just below breakeven through the first quarter of 2006 due to the audit expenses that occurred in March 2006. After being rebuilt in 2004, occupancy has stabilized at 92% and the property expends only a small amount of cash. Due to its improved operations, the Investment General Partner will no longer be reporting on this property.
Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the first quarter of 2006, the partnership had an average occupancy of 90%, an increase over the fourth quarter average of 77%. This improvement was due to better marketing. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management’s focus is now on reducing bad debt. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. Mortgage and insurance payments are current. All taxes have been paid, except for $4,000 still being disputed by the partnership as over assessment. The Investment General Partner will continue to monitor the property’s performance and the resolution on the balance of the tax payment. The compliance period expired on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property in 2006.
Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the first quarter of 2006 is 88%, an increase over the fourth quarter 2005 average of 81%. However, collections loss for this period was high with delinquencies at 26% of the rental income. According to the management company, the previous site manager was not diligent with rent collections and residents got used to being delinquent on payments. The site manager was replaced in November 2005. The new site manager sent a letter to the residents notifying them of the change in management with a reminder of the rent payment schedule, and started evicting delinquent residents. The manager is also planning a Debt Management seminar to be held at the property in June. To fill the units vacated by the evicted residents, marketing efforts have increased. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and property is now advertising in Forrent.com. Due to the above, there has been an improvement in the collections, and delinquencies are down to 12% of the rental income. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The Operating General Partner is preparing a tax credit application package for 2006 credit allocation.
Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property is competing with rental assistance properties and is suffering due to a loss of industry. As a result, the property is struggling with occupancy. Occupancy averaged 88% in 2005, and dipped to 84% during the first quarter 2006. Management has repeatedly requested project-based Section 8 from the State with no success and is awaiting a response from the State regarding a petition to transfer eight units of rental assistance from a neighboring property to Great Falls. To date, management has tried without success to obtain a real estate tax abatement for the property. As of March 31, 2006, the property is operating at a cash flow deficit of ($11,292). The replacement reserve is under funded; however, Rural Housing is in the process of establishing a workout plan. Mortgage payments are current for 2005. The compliance period ended in 2005 and Investment Limited Partner is discussing potential disposition strategies with the Operating General Partner.
In December 2004, Boston Capital Tax Credit Fund II — Series 10 (the “Investment Limited Partner”) negotiated a partial sale of its Investment Limited Partner interest in Pedcor Investments 1989-X (Mann Village II) to the Operating General Partner. In December 2004, 24.99% of the Investment Limited Partner interest was transferred to the Operating General Partner for proceeds to the Investment Limited Partner of $131,060. In addition, the Investment Limited Partner and the Operating General Partner negotiated a put option regarding the future transfer of the remaining Investment Limited Partner interest. The sale of remaining Investment Limited Partner interest occurred in the first quarter of 2006. With the exercise of the Investment Limited Partner’s put option, the Operating General Partner assumed the Operating Partnership’s outstanding mortgage, which is approximately $3,049,000. In addition, the Operating General Partner paid an additional estimated proceeds to the Investment Limited Partner of $489,440 for the remaining interest. Of the total Investment Limited Partner proceeds received, $32,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. In addition from the partial sale and put option, approximately $163,060 was distributed to the investors. The investor per BAC distributions was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $425,440 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $12,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $412,940 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the Investment Partnership’s remaining investment in the Operating Partnership in accordance with the equity method of accounting. The Investment Partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds. The additional proceeds received as of March 31, 2006 were applied against the Investment Partnership’s remaining investment in the Operating Partnership in accordance with the equity method of accounting. The Investment Partnership recorded a loss on the sale of the partial investment in the amount of $144,177 in the quarter ended March 31, 2006. The loss represented the balance of the remaining investment balance net of additional proceeds.
In March 2005, Boston Capital Tax Credit Fund II — Series 10 (the “Investment Limited Partner”) sold its Investment Limited Partner interest in Freedom Apartments LP (Freedom Apt.) to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,030,844 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
In March 2005, Boston Capital Tax Credit Fund II — Series 10 (the “Investment Limited Partner”) sold its Investment Limited Partner interest in Mercer Manor Apartments LP (Mercer Manor) to the Operating General Partner for his assumption of the outstanding mortgage balance of $891,825 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
In June 2005, the Operating General Partner of West Des Moines Associates LP entered into an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, proceeds to the Investment Limited Partner were $1,250,108. Net sales proceeds distributed to the investors were $657,530. The investor per BAC distribution was $0.027. The remaining proceeds of $592,578 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $583,578 represents partial reimbursement for advances and outstanding asset management fees. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,107,407 as of September 30, 2005. The gain recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance and their share of the disposition fee and expenses.

In February 2006, BCTC Fund II — Series 10 transferred its interest in Forsyth, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,425,679 and cash proceeds to the Investment Limited Partner of $57,027. Of the proceeds received $13,640 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $37,387 will be returned to cash reserves held by BCTC Fund II LP – Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,387 as of March 31, 2006.
In February 2006, BCTC Fund II — Series 10 transferred its interest in Hilltop Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,454,625 and cash proceeds to the Investment Limited Partner of $58,185. Of the proceeds received $15,144 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $37,041 will be returned to cash reserves held by BCTC Fund II LP – Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,041 as of March 31, 2006.
In January 2006, BCTC Fund II — Series 10 (the “Investment Limited Partner”) exercised an option to transfer its interest in Connellsville Heritage Apartments to the Operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,334,804 and proceeds to the Investment Limited Partner of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

(Series 11). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 37 properties at March 31, 2006, all of which were at 100% qualified occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,579,571 and $1,786,352, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00 and $.02, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 11 was $2,056,230 and $2,754,397, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2005, 2004, and 2003 Series 11 reflects net income from Operating Partnerships of $363,100 and a net loss from Operating Partnerships of $(2,724,398) and $(2,472,394), respectively, which includes depreciation and amortization of $2,589,975, $2,736,035, and $2,789,033, respectively.
In September of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgagor) allowable limits were made to the Operating General Partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2004.
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
Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. Through 2005 occupancy averaged 88%. Average occupancy for the first quarter of 2006 was 88%. As of March this property was operating with physical occupancy of 90%. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property’s age (it is 15 years old), it requires significant capital improvements. These repairs are being funded out of cash flow, resulting in below breakeven operations. However, in December 2005, the permanent mortgage was fully paid off, and cash flow will increase by $7,466 a month, allowing the property to start operating above breakeven. Through March of 2006, the property is operating at breakeven. The Investment General Partner will continue monitoring the property’s performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005. The Operating General Partner has been contacted regarding exit options for the Investment General Partner.
Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the first quarter of 2006, average occupancy was 90%, an increase over the fourth quarter average of 77%. This improvement was due to better marketing. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management’s focus is now on reducing bad debt. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. Mortgage and insurance are current. All taxes have been paid, except for $4,000 still being disputed by the partnership as over assessment. The Investment General Partner will continue to monitor the property’s performance and the resolution on the balance of the tax payment. The compliance period expired on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.
Crestwood Apartments (Crestwood RRH) is a 216-unit family development in St. Cloud, Florida. The property suffered severe damage from multiple hurricanes in the fall of 2004. Although the property received insurance awards, a lack of contractors and materials had prevented management from bringing all the damaged units back to service until the first quarter of 2006. According to the 2005 audit, the property generated $26,107, after accounting for funding of the replacement reserve. Occupancy averaged 91% for the year 2005.
Franklin School Associates (Franklin School Apartments) performance has suffered from two factors: 1) seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months; and 2) the landlord is responsible for heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005 respectively. The deficits were funded by the Investment General Partner. For the full year 2005, the Investment General Partner funded $76,495.
As of March 31, 2006, occupancy stood at 93% and there were only three vacant units. To address the cash flow deficits, the Investment General Partners asked the lender, Midland Loan Services, to consider restructuring the loan. However, Midland refused to consider restructuring the debt unless the Partnership made a one-time principal reduction. In 1Q06, due to insufficient cash flow, the Partnership ceased making payments on the Montana Board of Housing’s second mortgage. In addition, it ceased to fund the insurance and tax escrow portion of its monthly payment on its first mortgage. To date, the lender has not issued a formal default letter or initiated foreclosure. The Partnership intends to resolve its interest in the property as soon as feasible after the end of the Compliance Period which is December 2006.

El Dorado Springs Estates Limited Partnership (El Dorado Springs Estates), located in El Dorado Springs, Missouri, operated below breakeven during 2005 due to low occupancy in the first half of the year. Because the property is located in an economically depressed area, occupancy has been an ongoing concern. According to the Operating General Partner, the county’s HUD list re-opened in 2005 and a representative from the local HUD office visited the property. They signed up all existing residents for vouchers and have been able to also sign up prospective residents for vouchers. As a result occupancy has improved averaging 98.7% for the fourth quarter of 2005. Occupancy has continued to be strong in the first quarter of 2006, averaging 92%. The property has been able to operate above breakeven in the first quarter of 2006 due to the improved occupancy. The property’s mortgage, taxes, and insurance are all current. Due to the property’s improved operations over the past three quarters, the Investment General Partner will no longer report on this partnership.
Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the first quarter of 2006 averaged 88%, an increase over the fourth quarter 2005 average of 81%. However, collections loss for this period was high with delinquencies at 26% of the rental income. According to the management company, the previous site manager was not diligent with rent collections and residents got used to being delinquent on payments. The site manager was replaced in November 2005. The new site manager sent a letter to the residents notifying them of the change in management with a reminder of the rent payment schedule, and started evicting delinquent residents. The manager is also planning a Debt Management seminar to be held at the property in June. To fill the units vacated by the evicted residents, marketing efforts were increased—flyers are being to surrounding apartment communities, referral fees of $50 are being offered, and property is now advertising in Forrent.com. Due to the above, there has been an improvement in the collections, and delinquencies are down to 12% of the rental income. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The compliance period for this property expired on December 31, 2005. The Operating General Partner is preparing a tax credit application package for 2006 credit allocation.
South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48 unit, Rural Development-financed, family site. The Investment Limited Partner is Boston Capital Tax Credit Fund II L.P. — Series 11. The property produced credits from 1991 through 2001 with compliance ending in 2006. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers; a mining company and a saw mill. These losses have negatively impacted the occupancy at the property. In 2005 the property averaged 73% occupancy, and expended $11,919. In the first quarter of 2006 occupancy reflected 74% and the property expended $2,982. Since little can be done regarding the occupancy, measures should be taken to lessen expenses at the property. If expenses can be lessened the property’s financial outlook should improve.
Harbour View Group Limited, (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The Operating General Partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the Operating Partnership requested early prepayment of the mortgage from Rural

Development (“RD”). In January 2006, RD denied the request of early prepayment due to restrictive use provisions until December 20, 2009. RD gave the Operating Partnership the option to sell the property to a non-profit organization or public body based upon an agreed upon appraised value of the property plus the amount of cash on hand (including the insurance proceeds). If a good faith offer is not received by a non-profit organization or public body within 180 days of the date the Operating Partnership lists the property for sale, the Operating Partnership may prepay the mortgage at the end of the 180 day period. The Operating Partnership accepted the RD option to offer the property to a non-profit organization or public body. The Operating Partnership and RD are currently discussing what the appraised value is for the land and will thereafter list the property for sale to a non-profit organization or public body. In addition, the Operating Partnership is in negotiation with a third party to purchase the property if a bona fide offer is not received from a non-profit organization or public body.
RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized, senior property located in Arkansas City, KS. The property had historically suffered from low occupancy and operating cash deficits. The average occupancy through the first quarter of 2006 was 100%. The property generated cash and was able to fund all required reserves. The mortgage, real estate taxes, and insurance are current. It is recommended that due to the improvement in occupancy that no further reporting be required on this property.
Elderly Housing of Macon is a 45-unit, Rural Development subsidized, senior property in Macon, MS. The property sustained roof damage from Hurricane Katrina but no residents were displaced and no units were off-line. The approved insurance claim was $26,479. During 2005 the property generated more than sufficient to cash cover the $5,000 deductible. Repair work began in late 2005 and was completed in the first quarter of 2006. First quarter operations show 100% occupancy and the property is generating cash. Elderly Housing will no longer be included in future reporting, as the hurricane damage, the sole issue for reporting, has been positively resolved.
Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments)is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 94% in 2005. Average occupancy through the first quarter of 2006 was 94%. As a result of increased and stabilized occupancy and operating expenses below the state average, the property was able to operate above breakeven. The property operated at breakeven through all of 2005 and first quarter of 2006. The compliance period expired in 2004 and the Operating General Partner is working with the Investment General Partner on an exit strategy.
In February 2006, BCTC Fund II — Series 11 transferred its interest in Eldon Estates II LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $568,159 and cash proceeds to the Investment Limited Partner of $17,045. Of the proceeds received $5,000 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $3,854 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $8,191 will be returned to cash reserves held by BCTC Fund II LP – Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating

Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,191 as of March 31, 2006.
In February 2006, BCTC Fund II — Series 11 transferred its interest in Eldon Manor LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $546,871 and cash proceeds to the Investment Limited Partner of $16,406. Of the proceeds received $5,000 represent reporting fees due an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $3,856 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $7,550 will be returned to cash reserves held by BCTC Fund II LP — Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,550 as of March 31, 2006.
In February 2006, BCTC Fund II — Series 11 transferred its interest in Forest Glade, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,450,640 and cash proceeds to the Investment Limited Partner of $58,026. Of the proceeds received $8,074 represent reporting fees due an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $42,952 will be returned to cash reserves held by BCTC Fund II LP — Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,952 as of March 31, 2006.
(Series 12). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%, respectively. The series had a total of 48 properties at March 31, 2006, of which 47 were at 100% qualified occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,801,590 and $2,443,674, respectively, in passive income tax losses that were passed through to the investors, and also provided $.01 and $.05, respectively, in tax credits per BAC to the investors.

As of March 31, 2006 and 2005, the Investments in Operating Partnerships for Series 12 was $138,176 and $784,775, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2005, 2004, and 2003 Series 12 reflects net loss from Operating Partnerships of $(1,760,888), $(2,153,399), and $(2,342,559), respectively, which includes depreciation and amortization of $2,653,054, $2,821,757, and $3,468,570, respectively.
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
In September of 2001, the Investment General Partner became aware that unauthorized distributions in excess of Rural Development’s (mortgagor) allowable limits were made to the Operating General Partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the Operating General Partner on the Operating Partnerships audited financial statements as of December 31, 2004.
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
Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois consists of 24 units. Historically, the property has maintained high occupancy. However, the property continues to operate below breakeven. The Operating Co-General Partner has an exercised an option to purchase the other partners’ interests as of the end of January 2006. The Investment Limited Partner has agreed to the terms of the offer presented and anticipates the transfer to occur in the second or third quarter of 2006. It is anticipated that the proceeds from the transfer of Investment Limited Partners interest will be returned to fund reserves after the payment of third party expenses related to the sale.
Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the first quarter of 2006, average occupancy was 90%, an increase over the fourth quarter 2005 average of 77%. This was due to better marketing. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management’s focus is now on reducing bad debt. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. Mortgage and insurance are current. All taxes have been paid, except for $4,000 still being disputed by the partnership as over assessment. The Investment General Partner will continue to monitor the property’s performance and the resolution on the balance of the tax payment. The compliance period expired on December 31, 2005 and the Operating General Partner is currently putting together a tax credit application for resyndication of the property.
Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. Average occupancy in the first quarter of 2006 is 88%, an increase over the fourth quarter 2005 average of 81%. However, collections loss for this period was high with delinquencies at 26% of the rental income. According to the management company, the previous site manager was not diligent with rent collections and residents got used to being delinquent on payments. The site manager was replaced in November 2005. The new site manager sent a letter to the residents notifying them of the change in management with a reminder of the rent payment schedule, and started evicting delinquent residents. The manager is also planning a Debt Management seminar to be held at the property in June. To fill the units vacated by the evicted residents, marketing efforts were increased—flyers are being to surrounding apartment communities, referral fees of $50 are being offered, and property is now advertising in Forrent.com. Due to the above, there has been an improvement in the collections, and delinquencies are down to 12% of the rental income. The Investment General Partner continues to monitor the operations of Pines by the Creek. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The Operating General Partner is preparing a tax credit application package for 2006 credit allocation.
Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit development located in Eufala, AL. The property location is rural with a stagnant economy. The local housing authority closed the Section 8 Program last year due to State cutbacks. The lack of rental assistance, coupled with over qualifying prospective residents has severely affected the project’s occupancy. Occupancy averaged 76% during 2005 and dropped to 71% in the first quarter of 2006. Management continues to market and offer rental concessions and is working with the local housing authority and other civic organizations. The General Partner’s operating deficit guarantee expired in 2001 of which he had funded $67,586 toward the partnership. Current deficits have been subsidized by under funding the required replacement reserve. An approved work-out plan is in effect and the property is not in danger of default. All insurance, real estate tax and mortgage payments are current. Credit delivery ended in 2001.

Windsor II Limited Partnership (Windsor Court II) is a 24-unit development located in Windsor, Virginia. The partnership was able to operate above breakeven in 2005 due to a large improvement in occupancy. The property continues to operate well in through the first quarter of 2006. The property maintained an average occupancy of 93% and was able to operate above breakeven after accounting for reserve withdrawals for expensed improvements. Management paid the entire audit expense in January 2006, which accounted for a large portion of the operating expenses that month. The mortgage, taxes and insurance are all current. Due to this property’s improved operations, the Investment General Partner will no longer be reporting on this partnership.
Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168–unit property located in Springfield, Illinois. The property suffered from low occupancy and operated below breakeven in 2005, but showed a significant improvement in the first quarter of 2006. Occupancy increased to 95% in March, which resulted in a significant improvement in cash flow for the quarter. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. The Investment General Partner will continue work with Management on maintaining improved occupancy and monitor operations closely until the property has stabilized.
Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy in 2005 was 83%. The property expended cash of $73,460 in 2005. Displaced Hurricane Katrina victims started to move into the property in the late summer of 2005 increasing occupancy. During the first quarter 2006 property had an average occupancy of 93%. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current.
Brandywood Apartments (Brandywood Limited Partnership) is a 54-unit complex located in Oak Creek, Wisconsin. In an effort to improve operations, the Operating General Partner transferred management from Pinnacle Management Services to Affiliated Management Group in April, 2005. Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties. Operations remain below breakeven due to high vacancy loss, administrative expense, maintenance expense and bad debt expense. However, Affiliated Management Group is working on lowering property taxes and administrative expenses, and has decreased utility expenses as a result of the installation of more energy efficient fixtures. In addition, Management implemented an outreach program to area businesses and offered a rental incentive in the fourth quarter of 2005 of one month free. These efforts have proven successful as occupancy rose significantly in the fourth quarter. As of the last site visit inspection in May 2005, the property was reported in fair condition due to the need for asphalt repairs and landscaping improvements; however, some of those issues have been addressed and the lender has been approving Replacement Reserve withdrawals for capital improvement needs.
The property operated significantly below breakeven through the fourth quarter of 2005 due to low occupancy and rent collection problems. The property expended cash of approximately $80,000 for the twelve months ending December 31, 2005 and the Investor Limited Partner advanced over $105,000 in 2005 to fund operating deficits. Management recorded Bad Debt Expense of over $10,000 in 2005, which was mostly due to management enforcing evictions as a result of non-payment of rent. By December 2005 occupancy had increased to 100%; however, the year to date average occupancy was only 80%. The 2006 first quarter average occupancy was 97% and although the property has expended cash, the amount expended was significantly lower than the cash expended in the first quarter of 2005. The property’s mortgage, taxes and insurance are current. The Operating Partnership of Brandywood Apartments is currently in negotiations with a third party buyer to purchase the property and a sale is anticipated to occur in the first quarter of 2007, when the mortgage is eligible for prepayment.
In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner’s interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year, March 2006, $11,964 to Series 12, $4,028 to Series 14, $18,362 to Series 15, and $16,897 to Series 17, of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
In February 2006, BCTC Fund II – Series 12 transferred its interest in River Reach of Crystal River to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,731 and cash proceeds to the Investment Limited Partner of $53,429. Of the proceeds received $3,600 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $42,829 will be returned to cash reserves held by BCTC Fund II LP – Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,829 as of March 31, 2006.
In February 2006, BCTC Fund II — Series 12 transferred its interest in Scott City Associates III, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $586,930 and cash proceeds to the Investment Limited Partner of $17,608. Of the proceeds received $5,000 represent reporting fees due an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $4,528 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $8,080 will be returned to cash reserves held by BCTC Fund II LP — Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,080 as of March 31, 2006.
In February 2006, BCTC Fund II — Series 12 transferred its interest in Stonegate Manor, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $988,021 and cash proceeds to the Investment Limited Partner of $39,521. Of the proceeds received $5,040 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $27,481 will be returned to cash reserves held by BCTC Fund II LP — Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $27,481 as of March 31, 2006.
In February 2006, BCTC Fund II — Series 12 transferred 50% of its interest in Nye County Associates to an affiliate of the Operating General Partner for its assumption of 50% of the outstanding mortgage balance of approximately

$666,140 and cash proceeds to the Investment Limited Partner of $23,705. Of the proceeds received $13,705 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the sale, including third party legal costs. The remaining proceeds of $5,000 will be returned to cash reserves held by BCTC Fund II LP – Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $5,000 as of March 31, 2006. It is anticipated that the remaining interest held by the Investment Partnership in Nye County Associates will be transferred in 2007.
(Series 14). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%, respectively. The series had a total of 89 properties at March 31, 2006, of which 91 were at 100% qualified occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $4,362,035 and $3,887,274, respectively, in passive income tax losses that were passed through to the investors, and also provided $.03 and $.05, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, the Investments in Operating Partnerships for Series 14 was $1,132,498 and $2,011,593, respectively. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2005, 2004, and 2003, Series 14 reflects net loss from Operating Partnerships of $(3,763,553), $(3,219,482), and $(4,523,770), respectively, which includes depreciation and amortization of $4,928,490, $5,174,431, $6,262,285, respectively.
Series 14 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity, which was affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”). The Operating Partnerships are Blanchard Senior Apartments, Colorado City Seniors, Cottonwood Apts. II, A LP and Hughes Springs Seniors Apts., A LP. Cottonwood Apts II sustained minor water damage as a result of Hurricane Rita. All repairs were completed before the end of the first quarter of 2006 and were paid for out of operations. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 104 apartment units in total. The low income housing tax credit available annually to Series 14 from the Calhoun Partnerships is approximately $117,109, which is approximately 4% of the total annual tax credit available to investors in Series 14.
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
In late March 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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
Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. The final year of Tax Credit delivery was 2001 and the compliance period for the property ends in 2006. Rural Development agreed to restructure the mortgage in the second quarter 2005 by re-amortizing the loan. The objective was to reduce the mortgage payment amount and enable the property to achieve the goal of bringing the replacement reserve account current. The monthly mortgage payment has been reduced by approximately $1,650, yielding an annual savings of $19,800. In the year prior to the debt restructuring and since the restructuring, management has not funded the replacement reserve and it is under funded by $(113,123). The property is generating cash flow primarily by avoiding the required replacement reserve deposits and accruing management fees. Working capital is not healthy due to high payables that for the most part include the high accrued management fees, which are due to a GP affiliate. Management has been successful holding operating expenses per unit below state average for 2004 and 2005. Occupancy average for 2005 was 92%, ending the year with the strength of a fourth quarter occupancy average of 98%. First quarter 2006 results show a hold with a 98.6% average occupancy. In 2005, a 10% rent increase throughout the property served to increase income by approximately $10,000 or 12% for the year, during which time the property achieved twelve months of breakeven operations. The 2005 year end audit reports that the property generated $21,502 in cash. The short-term payables of $35,793 are due to an affiliated management company. All insurance, real estate tax and mortgage payments are current. In general, first quarter 2006 financials are in line with the quarterly performances of 2005. The Operating General Partner’s operating deficit guarantee is unlimited in time and amount. Asset Management will work with management regarding operations and monitor the replacement reserve funding.
Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property operated with an average occupancy of 87% for the year 2004. Despite operating expenses that are below the state average, the low rental rates in the area combined with the low average occupancy prevented the property from achieving breakeven operations through the fourth quarter of 2005. The management agent continues to market the available units by working closely with the housing authority to attract qualified residents. Based on the most recent information, average occupancy was 87% for 2005.
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
In the fourth quarter of 2005, GMAC proceeded to foreclose its mortgage on the property. In December, 2005, an affiliate of the Operating General Partner loaned the Partnership funds to redeem the property at the foreclosure sale. The property remained in compliance throughout its compliance period, which ended December 31, 2005. The Investment Limited Partner is actively exploring various options for disposing of its interest in this asset in 2006.
Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town (pop. 2,367) where population and employment opportunities have been consistently declining in recent years. Occupancy has been a problem the past three years, and to increase occupancy, the Operating Partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development. The management company advertises in local publications and requests referrals from local agencies. They have also advertised in surrounding towns to increase potential traffic. As a result, occupancy increased slightly from 79% in the fourth quarter of 2005 to 81% in the first quarter of 2006. The property expended cash of $248. The Investment General Partner continues to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current and the Operating General Partner funds all operating deficits.
Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit property for families, located in Okemah, OK. The average occupancy for the first quarter of 2006 was 91%, a dramatic improvement over the 2005 average of 75%. The improvement was due to the repair and renovation of the 8 units that were left uninhabitable by the previous site manager in mid-2005. Since the completion of the repairs in December 2005, occupancy has been strong. On December 15, one of the duplex buildings had a fire which resulted in both three-bedroom units being damaged. Due to the extent of the damage, complete demolition and rebuilding is necessary. An insurance claim was filed and the proceeds of $145,324 were received in March 2006. The partnership has received four bids, with prices ranging from $140,000 to $174,000. Work will commence as soon as approval from RD is received. The Operating General Partner is funding all of the repair work. The tax, insurance, and mortgage payments are all current.
Ada Village Apartments (Ada Village Apartments, Limited Partnership) is a 44-unit property located in Ada, OK, a small college town. In the first quarter of 2006, average occupancy was 91%, an improvement over the fourth quarter 2005 average of 84%. The management company continues to work with the American-Indian government programs, which provide tenant-based rental assistance, to maintain occupancy. If the partnership can sustain the current level of occupancy, it should be able to continue operating at breakeven. The Investment General Partner continues to monitor the occupancy at the property. All tax, insurance, and mortgage payments are current.
Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The Operating Partnership suffers from inadequate rental assistance. Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all eight of the property’s unsubsidized units. It is the opinion of the property manager that steady-

state occupancy at this property is approximately four units below full capacity. Through the first quarter of 2006 occupancy averaged 76%. In 2005 occupancy averaged 78% and the property was just below breakeven.
Management has increased local advertising and marketing for this property. The property is also offering first month rent free as a new promotion. With these increased marketing programs, management is optimistic that occupancy will increase in the spring and summer months. Higher occupancy will enable the property to break even in 2006.
Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property operated below breakeven in 2005 even with a workout plan with Rural Development that called for reduced debt service payments. Average occupancy was 70% in 2005. Occupancy improved by year end and has averaged 80% through the first quarter of 2006. Despite improving occupancy, the property still operated below breakeven in the first quarter. Management felt that the on-site manager was not property leasing the property and replaced her in 2005. The property is located in a very rural area and the property suffers from lack of qualified applicants and rental assistance. The property is out of its initial 15-year compliance period and the Operating General Partner is working towards resyndicating and rehabbing the property. The Investment General Partner will continue to monitor this deal on a monthly basis.
In January 2006, Boston Capital Tax Credit Fund II — Series 14 (the “ILP”) sold one half of its interest in Kilmarnock Limited Partnership (the “Operating Partnership”) to an entity affiliated with the General Partner of the Operating Partnership for its assumption of half of the outstanding mortgage balance of approximately $401,572 and proceeds to the Investment Partnership of $.50. Of the total ILP proceeds received, $0.50 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining one half interest in the Operating Partnership is expected to be transferred to the same entity for a comparable price in January 2007. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. No gain on the sale of the Operating Partnership has been recorded.
The Operating General Partner of Schroon Lake Housing Redevelopment Company (Lakeside Manor Apts.) has negotiated a sale of its Operating General Partner interest, which was completed in August 2003. In addition to the transfer of Operating General Partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2006. The proceeds to the Investment Partnership are anticipated to be approximately $14,318.
In January 2006, Boston Capital Tax Credit Fund II — Series 14 (the “ILP”) transferred its interest in Townview Apartments, a Limited Partnership (Townview Apartments) to the Operating General Partner for its assumption of the outstanding mortgage balance of $1,350,294 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28 unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of 12 units. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, namely involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect and USDA Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December there were 12 move-ins into the 12 rebuilt units. As of January 4, 2006, occupancy for the entire complex was back at 100%. On January 6, 2006, the general contractor submitted its final pay request. This request was approved by USDA Rural Development on January 12, 2006 and a check was disbursed on February 1, 2006 to the general contractor and architect. A check was disbursed to the subcontractor on February 12, 2006. The general contractor provided a lien waver for the full amount of its contract including lien wavers for all subcontractors prior to receiving the funds from the retainage account. These funds, including interest on the retainage account, were fully disbursed by March 7, 2006. Boston Capital received copies of this documentation. With the completion of repairs to the damaged units and a return to full occupancy, Franklin Vista III, LP will be removed from the watch list in the Second Quarter of 2006.
Rosewood Manor Limited (Rosewood Manor Apartments) is a 43-unit development for the elderly located in Ellenton, Florida. The property was damaged by two hurricanes in late 2004 resulting in seven residential units coming off line. Insurance proceeds for reconstruction were received and all seven units have been repaired and leased. Due to the depressed occupancy, the property expended $9,201 in 2005. However, occupancy rebounded, averaging 92% in the fourth quarter and the 2006 budget projects cash generated of $10,799, which is likely should the property maintain its currently strong occupancy. The tax credit compliance period for this property ends on December 31, 2007. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.
McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. The final year of Tax Credit delivery was 2001 and the compliance period for the property ends in 2006. This remote property does not receive project based Section 8 or other rental assistance. As a result, management has maintained occupancy by reducing rents. After experiencing a period of poor performances due in part to high expenses, the property is seeing an improvement in operations. The 2005 year end audit reports that the property averaged 96% and generated $4,905 in cash, as a result of the Rural Housing approved workout plan, with modified reserve funding requirements. Throughout 2005, management improved occupancy levels by 7%, increased revenues by $16,660, and lowered operating expenses by 12% (includes a 20% reduction in utilities & maintenance expenses) from the prior year. During the first quarter 2006, the occupancy average dipped to 94.79%, which is likely the result of historical annual trends where the property experiences its highest occupancy during the remaining three quarters of the year. The revenues and expenses are in line with the performance of the previous four quarters. Going forward, asset management will work with management to continue to identify opportunities to improve operations. In 2005 replacement reserve account was fully funded according to requirements; however the tax liability was under funded by $11,434. The Operating General Partner has been funding operating deficits ($20,800 to date) in accord with the operating deficit guarantee, which is unlimited in time and amount.
Rainier Manor Associates Limited Partnership (Rainier Manor) is a 104-unit development located in Mr. Rainier, MD. On May 23, 2005, a claim was filed with the insurance carrier for a toilet valve that leaked due to an improper connection to the water meter. The insurance company did not end up paying the claim as the local water department came and fixed the problem. The issue was resolved on August 31, 2005. This property no longer needs to be reported on and will be removed from the report next quarter.
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
In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner’s received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner’s interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year, March 2006, $11,964 to Series 12, $4,028 to Series 14, $18,362 to Series 15, and $16,897 to Series 17, of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
One Northridge, LTD., (Northridge Apts.) in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The Operating General Partner has not provided financial reports since March, 2004. In of June of 2004 the Operating General Partner entered into a contract for deed to sell the property without consent from the Investment Limited Partner. The Investment Limited Partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer. The Operating General Partner had ceased communications in this matter. In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property. On May 27, 2005, the Investment Limited Partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the Compliance Period. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with

IRS guidelines. The Investment Partnership did not receive any proceeds from the sale of the property and the Operating Partnership’s investment balance at the time of the property sale was zero. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.
In December 2004, Boston Capital Tax Credit Fund I — Series 2 and Boston Capital Tax Credit Fund II — Series 14 (the “Investment Limited Partner’s”) negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the Investment Limited Partner’s of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner’s and $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal for overseeing and managing the disposition of the property; $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively, as of March 31, 2005. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year $14,073 for Series 2 and $5,400 for Series 14 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s. In the current year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.
In December 2004, Boston Capital Tax Credit Fund I — Series 2 and Boston Capital Tax Credit Fund II — Series 14 (the “Investment Limited Partner’s”) negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the Investment Limited Partner’s of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner’s and $8,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner’s. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $100,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively as of June 30, 2005. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.
In February 2004, Boston Capital Tax Credit Fund I — Series 5 and Boston Capital Tax Credit Fund II — Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040, the proceeds to the Investment Limited Partnerships were $28,760. Of the proceeds, $6,000 was for payment of outstanding reporting fees and $22,760 were proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940 for Series 5 and Series 14, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero. Accordingly, the unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.
In February 2004, Boston Capital Tax Credit Fund I — Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the Investment Limited Partner of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, were distributed to the investors. The investor per BAC distribution was $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $160,406 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partner’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner’s investment in the Operating Partnership to zero.

Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the current year, March 2006, $2,752 and $18,698 for Series 4 and Series 14 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees. In the current year a reduction in the amount of $1,155 for Series 4 and $7,846 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.
In February 2006, BCTC Fund II — Series 14 transferred 98% of its interest in Plantation IV, Limited to a non-affiliated entity for its assumption of proportionate outstanding mortgage balance of approximately $1,385,688 and cash proceeds to the Investment Limited Partner of $54,319. Of the proceeds received $3,610 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $41,873 will be returned to cash reserves held by BCTC Fund II LP — Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining Investment Limited Partner interest is anticipated to be transferred in September 2006. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $44,709 as of March 31, 2006.
In January 2006, Boston Capital Tax Credit Fund II — Series 14 (the “ILP”) transferred its interest in Independence Apartments, A Limited Partnership to the Operating General Partner for its assumption of the outstanding mortgage balance of $1,055,274 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.
In January 2006, Boston Capital Tax Credit Fund II — Series 14 (the “ILP”) transferred its interest in Yorkshire Corners, A Limited Partnership to the Operating General Partner for its assumption of the outstanding mortgage balance of $903,925 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

Contractual Obligations
As of March 31, 2006, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Capital Contributions Payable	$236,345	$236,345		—	—	—
Asset Management Fees Payable to Affiliates	$28,338,745	$28,338,745	*	—	—	—

*	Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.
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

As of March 31, 2004, the partnership adopted FASB Interpretation No. 46 — Revised (“FIN46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
Based on the guidance of FIN 46R, the operating limited partnerships in which the Fund invests in meet the definition of a VIE. However, management does not consolidate the Fund’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.
The Fund’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 61, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a

founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 44, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 59, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 42, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.
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
Item 11. Executive Compensation
(a), (b), (c), (d) and (e)
The Partnership has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2004 fiscal year:
1. An annual partnership management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2006, net of payments made, was $1,752,063. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the General Partner a total of $139,493 for amounts charged to operations during the year ended March 31, 2006. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.
3. The Partnership recorded as payable to affiliates of the General Partners a total of $195,603 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. The allocation of the total advanced during the year ended March 31, 2006, to five of the six series is as follows: $6,779 to Series 7, $2,233 to Series 9, $35,746 to Series 11, $140,033 to Series 12, and $10,812 to Series 14.
4. The Partnership had previously recorded and paid $286,012 to BCAMLP in connection with the disposition of certain Operating Partnerships, which were incorrectly referred to as sale prep fees. The payments were actually for reimbursement of overhead and salary expenses incurred by Boston Capital and its Affiliates in connection with the disposition of the related Operating Partnerships.
During the current period, management of Boston Capital decided to discontinue requesting reimbursement for overheard and salary expenses related to the disposition of assets. Additionally, Boston Capital’s management has decided to reimburse all previous reimbursements for such items by reducing other liabilities due to Boston Capital and its Affiliates from the Partnership.
Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2006, 18,679,738 BACs had been issued. The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 7	—
Series 9	8.53%
Series 10	—
Series 11	12.56%
Series 12	7.29%
Series 14	6.22%
(b)	Security ownership of management.

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
The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Partnership. Additionally, the General Partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 32 to 33 of the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2006.
          (b) Certain business relationships.
The Partnership response to Item 13(a) is incorporated herein by reference.
          (c) Indebtedness of management.
None.
          (d) Transactions with promoters.
Not applicable.

Item 14. Principle Accountant Fees and Services
Fees paid to the Fund’s independent auditors for Fiscal year 2006 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$7,750	$18,770	$17,780	$17,780	$20,900	$40,600
Audit Related Fees
Tax Fees	4,100	11,275	9,700	9,000	11,100	18,975
All Other Fees	—	—	—	—	—	—
Total	$11,850	$30,045	$27,480	$26,780	$32,000	$59,575
Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$7,750	$18,770	$17,780	$17,780	$20,900	$40,600
Audit Related Fees	750	750	750	750	750	750
Tax Fees	4,010	10,445	8,960	8,300	10,445	18,200
All Other Fees	—	—	—	—	—	—
Total	$12,510	$29,965	$27,490	$26,830	$32,095	$59,550
Audit Committee
The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 and 2. Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13
Balance Sheets, March 31, 2006 and 2005
Statement of Operations, Years ended March 31, 2006, 2005, and 2004.
Statements of Changes in Partners’ Capital, Years ended March 31, 2006, 2005 and 2004.
Statements of Cash Flows, Years ended March 31, 2006, 2005 and 2004.
Notes to Financial Statements, March 31, 2006, 2005 and 2004.
Schedule III — Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.
(b) Reports on Form 8-K
No reports on Form 8-K were filed during the year ended March 31, 2006
(c) 1.Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)
Exhibit No. 3 — Organization Documents.
a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund II Limited Partnership. (Incorporated by reference from Exhibit 3 to the Partnership’s Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)

Exhibit No. 4 — Instruments defining the rights of security holders, including indentures.
a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund II Limited Partnership. (Incorporated by reference from Exhibit 4 to the Partnership’s Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)
Exhibit No. 10 — Material contracts.
a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Partnership’s Registration Statement No. 33-30145 on Form S-11 as filed with the Securities and Exchange Commission on October 25, 1989.)
Exhibit No. 13
a.	Financial Statement of Boston Capital Tax Credit Fund II Limited Partnership, filed herein
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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner

Date: December 21, 2006	By:	/s/ John P. Manning

John P. Manning
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

December 21, 2006	/s/ John P. Manning	Director, President (Principal Executive
	John P. Manning	Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

December 21, 2006	/s/ Marc N. Teal	Chief Financial Officer (Principle
	Marc N. Teal	Financial and Accounting Officer), C&M Management Inc.; Chief Financial Officer (Principle Financial and Accounting Officer) BCTC II Assignor Corp.