Form 10-Q
period 2006-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2007-01-23
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2006

                                             or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-21718

BOSTON CAPITAL TAX CREDIT FUND II L.P.
(Exact name of registrant as specified in its charter)

Delaware	52-1749505
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
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
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2006

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
FOR THE QUARTER ENDED JUNE 30, 2006

Notes_to_Financial_Statements

Note_A_Organization Page 36

Note_B_Accounting_Financial_Reporting Page 36

Note_C_Related_Party_Transaction page 37

Note_D_Investments page 39

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 40

Combined_Statements_Series_9 Page 41

Combined_Statements_Series_10 page 42

Combined_Statements_Series_11 Page 43

Combined_Statements_Series_12 page 44

Combined_Statements_Series_14 Page 45

NOTE_E_TAXABLE_LOSS Page 46

Liquidity page 47

Capital_Resources page 47

Results_of_Operations Page 49

Quantitative_and_Qualitative Page 77

Controls_and_Procedures Page 77

Part_II_Other_Information

Signatures page 79

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 3,462,465	$ 3,696,857

OTHER ASSETS
Cash and cash equivalents	3,757,993	3,500,741
Deferred acquisition costs (Note B)	565,234	574,055
Other assets	25,613	825,410
	$ 7,811,305	$ 8,597,063

LIABILITIES
Accounts payable	$ 2,500	$ 68,618
Accounts payable affiliates (Note C)	29,222,122	29,245,962
Capital contributions payable (Note D)	236,345	236,345
	29,460,967	29,550,925
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(19,864,695)	(19,175,853)

General Partner	(1,784,967)	(1,778,009)
	(21,649,662)	(20,953,862)
	$ 7,811,305	$ 8,597,063

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	781,528	362,316
Deferred acquisition costs (Note B)	-	-
Other assets	-	808,572
	$ 781,528	$ 1,170,888

LIABILITIES

Accounts payable	$ -	$ 9,000
Accounts payable affiliates (Note C)	1,186,498	1,553,165
Capital contributions payable (Note D)	-	-
	1,186,498	1,562,165

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(310,993)	(297,437)

General Partner	(93,977)	(93,840)
	(404,970)	(391,277)
	$ 781,528	$ 1,170,888

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	191,971	206,104
Deferred acquisition costs (Note B)	6,281	6,378
Other assets	20,313	14,138
	$ 218,565	$ 226,620

LIABILITIES

Accounts payable	$ -	$ 2,000
Accounts payable affiliates (Note C)	5,919,576	5,838,728
Capital contributions payable (NoteD)	-	-
	5,919,576	5,840,728

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,309,163)	(5,223,129)

General Partner	(391,848)	(390,979)

	(5,701,011)	(5,614,108)
	$ 218,565	$ 226,620

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 349,114	$ 369,953

OTHER ASSETS
Cash and cash equivalents	307,029	351,299
Deferred acquisition costs (Note B)	33,478	33,993
Other assets	-	-
	$ 689,621	$ 755,245

LIABILITIES

Accounts payable	$ -	$ 12,000
Accounts payable affiliates (Note C)	3,840,169	3,816,026
Capital contributions payable (Note D)	-	-
	3,840,169	3,828,026

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,924,129)	(2,847,140)

General Partner	(226,419)	(225,641)
	(3,150,548)	(3,072,781)
	$ 689,621	$ 755,245

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,992,703	$ 2,056,230

OTHER ASSETS
Cash and cash equivalents	216,628	260,979
Deferred acquisition costs (Note B)	24,601	24,994
Other assets	2,600	-
	$ 2,236,532	$ 2,342,203

LIABILITIES
Accounts payable	$ 2,500	$ 14,710
Accounts payable affiliates (Note C)	4,272,153	4,232,300
Capital contributions payable (Note D)	22,528	22,528
	4,297,181	4,269,538

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,825,357)	(1,693,376)

General Partner	(235,292)	(233,959)
	(2,060,649)	(1,927,335)
	$ 2,236,532	$ 2,342,203

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 17,169	$ 138,176

OTHER ASSETS
Cash and cash equivalents	929,858	996,805
Deferred acquisition costs (Note B)	151,402	153,841
Other assets	2,700	2,700
	$ 1,101,129	$ 1,291,522

LIABILITIES

Accounts payable	$ -	$ 23,528
Accounts payable affiliates (Note C)	5,275,483	5,231,113
Capital contributions payable (Note D)	11,405	11,405
	5,286,888	5,226,046

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,886,643)	(3,677,520)

General Partner	(299,116)	(297,004)
	(4,185,759)	(3,974,524)
	$ 1,101,129	$ 1,291,522

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,103,479	$ 1,132,498

OTHER ASSETS
Cash and cash equivalents	1,330,979	1,323,238
Deferred acquisition costs (Note B)	349,472	354,849
Other assets	-	-
	$ 2,783,930	$ 2,810,585

LIABILITIES

Accounts payable	$ -	$ 7,380
Accounts payable affiliates (Note C)	8,728,243	8,574,630
Capital contributions payable (Note D)	202,412	202,412
	8,930,655	8,784,422

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(5,608,410)	(5,437,251)

General Partner	(538,315)	(536,586)
	(6,146,725)	(5,973,837)
	$ 2,783,930	$ 2,810,585

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 4,352	$ 4,101
Other income	4,930	7,704
	9,282	11,805

Share of loss from Operating Partnerships(Note D)	(230,573)	127,604

Expenses

Partnership management fee (Note C)	445,631	492,226
Amortization	8,820	9,264
General and administrative expenses	20,058	94,154
	474,509	595,644

NET INCOME (LOSS)	$ (695,800)	$ (456,235)

Net income(loss) allocated to limited partners	$ (688,842)	$ (451,673)

Net income(loss) allocated general partner	$ (6,958)	$ (4,562)

Net income(loss) per BAC	$ (.04)	$ (.02)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2006	2005

Income
Interest income	$ 791	$ 290
Other income	-	-
	791	290

Share of loss(income) from Operating Partnerships(Note D)	-	312,208

Expenses

Partnership management fee (Note C)	12,682	18,513
Amortization	-	-
General and administrative expenses	1,802	9,082
	14,484	27,595

NET INCOME(LOSS)	$ (13,693)	$ 284,903

Net income(loss) allocated to limited partners	$ (13,556)	$ 282,054

Net income(loss) allocated general partner	$ (137)	$ 2,849

Net income(loss) per BAC	$ (.01)	$ .27

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2006	2005

Income
Interest income	$ 305	$ 983
Other income	-	1,426
	305	2,409

Share of loss from Operating Partnerships(Note D)	-	-

Expenses

Partnership management fee (Note C)	85,385	110,836
Amortization	97	114
General and administrative expenses	1,726	12,904
	87,208	123,854

NET INCOME (LOSS)	$ (86,903)	$ (121,445)

Net income(loss) allocated to limited partners	$ (86,034)	$ (120,231)

Net income(loss) allocated general partner	$ (869)	$ (1,214)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2006	2005

Income
Interest income	$ 334	$ 394
Other income	-	735
	334	1,129

Share of loss from Operating Partnerships(Note D)	(20,839)	(58,865)

Expenses

Partnership management fee (Note C)	53,370	64,738
Amortization	515	774
General and administrative expenses	3,377	10,099
	57,262	75,611

NET INCOME(LOSS)	$ (77,767)	$ (133,347)

Net income(loss) allocated to limited partners	$ (76,989)	$ (132,014)

Net income(loss) allocated general partner	$ (778)	$ (1,333)

Net income(loss) per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2006	2005

Income
Interest income	$ 308	$ 293
Other income	1,882	35
	2,190	328

Share of loss from Operating Partnerships(Note D)	(63,527)	(54,511)

Expenses

Partnership management fee (Note C)	69,641	74,169
Amortization	393	393
General and administrative expenses	1,943	9,369
	71,977	83,931

NET INCOME(LOSS)	$ (133,314)	$ (138,114)

Net income(loss) allocated to limited partners	$ (131,981)	$ (136,733)

Net income(loss) allocated general partner	$ (1,333)	$ (1,381)

Net income(loss) per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2006	2005

Income
Interest income	$ 1,041	$ 852
Other income	-	1,106
	1,041	1,958

Share of loss from Operating Partnerships(Note D)	(121,007)	(115,257)

Expenses

Partnership management fee (Note C)	81,414	80,832
Amortization	2,439	2,439
General and administrative expenses	7,416	11,214
	91,269	94,485

NET INCOME(LOSS)	$ (211,235)	$ (207,784)

Net income(loss) allocated to limited partners	$ (209,123)	$ (205,706)

Net income(loss) allocated general partner	$ (2,112)	$ (2,078)

Net income(loss) per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2006	2005

Income
Interest income	$ 1,573	$ 1,289
Other income	3,048	4,402
	4,621	5,691

Share of loss from Operating Partnerships(Note D)	(25,200)	44,029

Expenses

Partnership management fee (Note C)	143,138	143,138
Amortization	5,376	5,544
General and administrative expenses	3,795	41,486
	152,309	190,168

NET INCOME(LOSS)	$ (172,888)	$ (140,448)

Net income(loss) allocated to limited partners	$ (171,159)	$ (139,044)

Net income(loss) allocated general partner	$ (1,729)	$ (1,404)

Net income(loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(19,175,853)	$ (1,778,009)	$ (20,953,862)

Distributions to Investors	-	-	-

Net income (loss)	(688,842)	(6,958)	(695,800)

Partners' capital (deficit), June 30, 2006	$(19,864,695)	$ (1,784,967)	$(21,649,662)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2006	$(297,437)	$ (93,840)	$(391,277)

Distribution to Investors	-	-	-

Net income (loss)	(13,556)	(137)	(13,693)

Partners' capital (deficit) June 30, 2006	$(310,993)	$ (93,977)	$(404,970)

Series 9
Partners' capital (deficit) April 1, 2006	$(5,223,129)	$ (390,979)	$(5,614,108)

Distributions to Investors	-	-	-

Net income (loss)	(86,034)	(869)	(86,903)

Partners' capital (deficit) June 30, 2006	$(5,309,163)	$ (391,848)	$(5,701,011)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2006	$ (2,847,140)	$ (225,641)	$ (3,072,781)

Distributions to Investors	-	-	-

Net income (loss)	(76,989)	(778)	(77,767)

Partners' capital (deficit) June 30, 2006	$ (2,924,129)	$ (226,419)	$ (3,150,548)

Series 11
Partners' capital (deficit) April 1, 2006	$ (1,693,376)	$ (233,959)	$ (1,927,335)

Distributions to Investors	-	-	-

Net income (loss)	(131,981)	(1,333)	(133,314)

Partners' capital (deficit) June 30, 2006	$ (1,825,357)	$ (235,292)	$ (2,060,649)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2006	$(3,677,520)	$ (297,004)	$(3,974,524)

Distributions to Investors	-	-	-

Net income (loss)	(209,123)	(2,112)	(211,235)

Partners' capital (deficit) June 30, 2006	$(3,886,643)	$ (299,116)	$(4,185,759)

Series 14
Partners' capital (deficit) April 1, 2006	$(5,437,251)	$ (536,586)	$(5,973,837)

Distributions to Investors	-	-	-

Net income (loss)	(171,159)	(1,729)	(172,888)

Partners' capital (deficit) June 30, 2006	$(5,608,410)	$ (538,315)	$(6,146,725)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (695,800)	$ (456,235)
Adjustments
Distributions from Operating Partnerships	3,820	-
Amortization	8,820	9,264
Share of (Income)Loss from Operating Partnerships	230,573	(127,604)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(66,118)	(7,527)
Decrease (Increase) in other assets	799,797	327,750
(Decrease) Increase in accounts payable affiliates	(23,840)	(621,334)

Net cash (used in) provided by operating activities	257,252	(875,686)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	180,000
Proceeds from sale of operating Limited Partnerships:	-	408,262
Investments	-	-

Net cash (used in) provided by investing activities	-	588,262

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,252	(287,424)

Cash and cash equivalents, beginning	3,500,741	4,885,997

Cash and cash equivalents, ending	$ 3,757,993	$ 4,598,573

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (13,693)	$ 284,903
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	-	(312,208)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,000)	-
Decrease (Increase) in other assets	808,572	-
(Decrease) Increase in accounts payable affiliates	(366,667)	(149,566)

Net cash (used in) provided by operating activities	419,212	(176,871)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	305,278
Investments	-	-

Net cash (used in) provided by investing activities	-	305,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	419,212	128,407

Cash and cash equivalents, beginning	362,316	237,457

Cash and cash equivalents, ending	$ 781,528	$ 365,864

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (86,903)	$ (121,445)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	97	114
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	-
Decrease (Increase) in accounts receivable	(6,175)	325,463
(Decrease) Increase in accounts payable affiliates	80,848	(304,502)

Net cash (used in) provided by operating activities	(14,133)	(100,370)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,133)	(100,370)

Cash and cash equivalents, beginning	206,104	1,056,510

Cash and cash equivalents, ending	$ 191,971	$ 956,140

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (77,767)	$ (133,347)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	515	774
Share of (Income)Loss from Operating Partnerships	20,839	58,865
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	24,143	79,323

Net cash (used in) provided by operating activities	(44,270)	5,615

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,270)	5,615

Cash and cash equivalents, beginning	351,299	382,010

Cash and cash equivalents, ending	$ 307,029	$ 387,625

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (133,314)	$ (138,114)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	393	393
Share of Income(Loss) from Operating Partnerships	63,527	54,511
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,210)	-
Decrease (Increase) in accounts receivable	(2,600)	(10,000)
(Decrease) Increase in accounts payable affiliates	39,853	91,419

Net cash (used in) provided by operating activities	(44,351)	(1,791)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,351)	(1,791)

Cash and cash equivalents, beginning	260,979	285,164

Cash and cash equivalents, ending	$ 216,628	$ 283,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (211,235)	$ (207,784)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	2,439	2,439
Share of (Income) Loss from Operating Partnerships	121,007	115,257
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(23,528)	(25,974)
(Decrease) Increase in accounts payable affiliates	44,370	(4,469)

Net cash (used in) provided by operating activities	(66,947)	(120,531)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,947)	(120,531)

Cash and cash equivalents, beginning	996,805	945,602

Cash and cash equivalents, ending	$ 929,858	$ 825,071

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (172,888)	$ (140,448)
Adjustments
Distributions from Operating Partnerships	3,820	-
Amortization	5,376	5,544
Share of (Income)Loss from Operating Partnerships	25,200	(44,029)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,380)	(7,527)
Decrease (Increase) in accounts receivable	-	38,261
(Decrease) Increase in accounts payable affiliates	153,613	(333,539)

Net cash (used in) provided by operating activities	7,741	(481,738)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	180,000
Proceeds from sale of operating Limited Partnerships:	-	102,984
Investments	-	-

Net cash (used in) provided by investing activities	-	282,984

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,741	(198,754)

Cash and cash equivalents, beginning	1,323,238	1,979,254

Cash and cash equivalents, ending	$ 1,330,979	$ 1,780,500

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2006 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2006, the
Partnership has accumulated unallocated acquisition amortization totaling
$565,234. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2006 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $6,281, $33,478, $24,601, $151,402, and
$349,472, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at June 30, 2006 and 2005 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(Unaudited)

The partnership management fee accrued for the quarters ended June 30, 2006 and 2005 are as follows:

	2006	2005
Series 7	$ 15,365	$ 19,704
Series 9	86,040	114,735
Series 10	55,968	79,323
Series 11	77,726	81,420
Series 12	82,614	94,735
Series 14	166,665	182,701

	$ 484,378	$ 572,618

As of June 30, 2006, an affiliate of the general partner advanced a total of $902,257 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. No advances were made during the quarter ended June 30, 2006. Below is a table that breaks down the total advances, by series as of June 30, 2006.

2006
Series 7	$318,393
Series 11	76,895
Series 12	323,499
Series 14	183,470

$902,257

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2006 and 2005 the Partnership had limited partnership interests in 255 and 276 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2006 and 2005 by series is as follows:

	2006	2005
Series 7	8	9
Series 9	40	41
Series 10	35	42
Series 11	37	40
Series 12	47	51
Series 14	88	93

	255	276

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2006 and 2005 by series are as follows:

	2006	2005
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the three months ended June 30, 2006 the partnership did not dispose of any of the operating limited partnerships and did not receive any additional proceeds from operating limited partnerships which were disposed of in the prior year.

During the three months ended June 30, 2005 the partnership disposed of two of the operating limited partnerships. A summary of the dispositions by Series for June 30, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	1	$305,278	$305,278
Series 9	-	-	-	-
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	-	-	-	-
Series 14	-	1	102,984	102,984
Total	-	2	$408,262	$408,262

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from operating partnership investments. The largest difference is the ability for tax purposes, to deduct losses in excess of the partnership's investment in the operating partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2006.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2006	2005

Revenues
Rental	$ 289,963	$ 426,746
Interest and other	46,182	16,677
	336,145	443,423

Expenses
Interest	124,350	139,877
Depreciation and amortization	88,611	125,211
Operating expenses	241,531	293,324
	454,492	558,412

NET LOSS	$ (118,347)	$ (114,989)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (117,164)	$ (113,839)

Net loss allocated to other partners	$ (1,183)	$ (1,150)

*Amounts include $117,164 and $120,769 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2006	2005

Revenues
Rental	$ 1,903,847	$ 1,854,972
Interest and other	49,886	60,556
	1,953,733	1,915,528

Expenses
Interest	443,812	428,499
Depreciation and amortization	548,601	567,164
Operating expenses	1,413,250	1,315,220
	2,405,663	2,310,883

NET LOSS	$ (451,930)	$ (395,355)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (447,411)	$ (391,401)

Net loss allocated to other partners	$ (4,519)	$ (3,954)

*Amounts include $447,411 and $391,401 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2006	2005

Revenues
Rental	$ 1,331,584	$ 1,654,331
Interest and other	127,172	78,187
	1,458,756	1,732,518

Expenses
Interest	328,401	392,202
Depreciation and amortization	365,058	485,034
Operating expenses	887,953	1,087,776
	1,581,412	1,965,012

NET LOSS	$ (122,656)	$ (232,494)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (121,429)	$ (230,169)

Net loss allocated to other partners	$ (1,227)	$ (2,325)

*Amounts include $100,590 and $171,304 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2006	2005

Revenues
Rental	$ 1,704,313	$ 1,785,713
Interest and other	119,151	2,105,740
	1,823,464	3,891,453

Expenses
Interest	399,758	447,356
Depreciation and amortization	544,622	590,984
Operating expenses	1,139,309	1,247,869
	2,083,689	2,286,209

NET INCOME(LOSS)	$ (260,225)	$ 1,605,244

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (257,623)	$ 1,589,192

Net income(loss) allocated to other partners	$ (2,602)	$ 16,052

*Amounts include $194,096 for 2006, respectively, of loss and $1,643,703 respectively, of gain not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2006	2005

Revenues
Rental	$ 1,818,529	$ 1,900,615
Interest and other	74,942	106,562
	1,893,471	2,007,177

Expenses
Interest	413,919	435,157
Depreciation and amortization	538,460	578,891
Operating expenses	1,207,687	1,427,698
	2,160,066	2,441,746

NET LOSS	$ (266,595)	$ (434,569)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (263,929)	$ (430,223)

Net loss allocated to other partners	$ (2,666)	$ (4,346)

*Amounts include $142,922 and $314,966 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2006	2005

Revenues
Rental	$ 4,151,177	$ 4,300,746
Interest and other	264,099	147,614
	4,415,276	4,448,360

Expenses
Interest	837,325	916,927
Depreciation and amortization	1,243,723	1,349,205
Operating expenses	2,846,610	2,939,420
	4,927,658	5,205,552

NET LOSS	$ (512,382)	$ (757,192)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (507,258)	$ (749,620)

Net loss allocated to other partners	$ (5,124)	$ (7,572)

*Amounts include $482,058 and $690,655 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the year ended December 31, 2006 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Table_of_Contents

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2006 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of June 30, 2006 in the amount of $4,930. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the quarter ended June 30, 2006 the Partnership accrued $484,378 in annual partnership management fees, and paid $503,260 in accrued outstanding partnership management fees to BCAMLP. As of June 30, 2006 the accrued partnership management fees totaled $28,319,865. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of June 30, 2006 the Partnership had $3,757,993 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	8	$ 781,528
9	41,574,018	4,178,029	05/04/90	40	191,971
10	24,288,997	2,428,925	08/24/90	35	307,029
11	24,735,002	2,489,599	12/27/90	37	216,628
12	29,710,003	2,972,795	04/30/91	47	929,858
14	55,728,997	5,574,290	01/27/92	88	1,330,979

	$186,398,017	18,679,738		255	$3,757,993

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of June 30, 2006 are $781,531, $191,974, $143,959, $194,100, $918,453 and $1,089,284, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of June 30, 2006 and 2005 the Partnership held limited partnership interests in 255 and 276 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended June 30, 2006 and 2005 were $445,631 and $492,226, respectively.

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

(Series 7)

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2006 all of which were 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 7 reflects net loss from Operating Partnerships of $(118,347) and $(114,989), respectively, which includes depreciation and amortization of $88,611 and $125,211, respectively.

In March 2006, the property owned by Metropole Apartments Associates Limited Partnership was sold for $6,150,000, which includes the outstanding mortgage balance of approximately $3,936,450 and proceeds to the Operating Partnership of $1,736,881. The net proceeds paid to BCTC Fund II - Series 7 was $808,572. Of the total proceeds received, $113,726 represents reimbursements of funds previously advanced by an affiliate of the Investment General Partner, $46,500 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $639,346 will be returned to cash reserves held by BCTC Fund II LP Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $753,072 as of March 31, 2006.

In December 2004, the Investment Partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the Operating General Partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the Investment Partnership of $18,225. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $13,225 were paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,182 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $11,043 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,043 as of December 31, 2004. In the current year $182 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In December 2004, the Investment Partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the Investment Partnership of $17,951. Of the total Investment Partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $12,951 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: The breakdown of the amounts to be paid to BCAMLP is as follows: $2,180 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $10,771 represents partial reimbursement of outstanding advances and asset management fees Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,771 as of December 31, 2004. In the current year $180 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4,

Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the Investment Limited Partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

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

In December 2001, the Operating General Partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from BCTC II - Series 7. In March 2003, the Investment General Partner entered into an agreement to sell the property to the Operating General Partner in return for its agreement to assume the outstanding mortgage balance of approximately $1,680,854 and distribute cash proceeds to the Investment Partnership of $320,278. In the most recent 10-Q filed for the quarter ended December 31, 2005 it was estimated that $131,888 would be distributed to investors and provided this was the actual amount distributed, the investor per BAC distribution would be $.08 and that the remaining proceeds of $188,390 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $4,000 represents the reimbursement of legal expenses incurred in connection with the disposition of the property, $184,390 represents partial reimbursement for outstanding asset management fees. It has been decided that the reimbursement related to the disposition of $131,888 will not be paid, and that the monies originally anticipated to be returned to Investors will be added back to the Series' working capital reserves. The monies returned to the Series' working capital reserves will be available to pay obligations of the ILP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the expenses, has been recorded in the amount of $284,510 as of September 30, 2005. The gain recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of legal expenses.

Hillandale Park (Hillandale Commons Limited Partnership) is a 132-unit family development in Lithonia, Georgia, approximately 20 miles from downtown Atlanta. Occupancy suffered in the competitive Georgia market, hitting a low of 79% in July 2005. Consequently, the property expended ($76,141) in 2005 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and added this property as one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 93% in the first six months of 2006 and is presently at 98% as of June 2006. The compliance period expired at the end of 2004 and the General Partner is exploring its options to re-syndicate or refinance; either option would include purchasing the Investment Limited Partner's interest.

(Series 9)

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%. The series had a total of 40 properties at June 30, 2006. Out of the total, 38 were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 9 reflects loss from Operating Partnerships of $(451,930) and $(395,355), respectively, which includes depreciation and amortization of $548,601 and $567,164, respectively.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager and advertising in local publications. Although the property is still operating below breakeven, management's efforts have started to take effect, with improved cash flow and increased occupancy over the first and second quarters of 2006. Average occupancy for the second quarter of 2006 was up to 93% from 73% in the first quarter and average 2006 year to date occupancy is 83%, as compared to 61% in 2005. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four year loan with the first two years requiring monthly interest payments only.

In April 2005, the Special Limited Partner agreed that the Investment General Partner would supplement the General Partner's funding of operating deficits by advancing necessary funds at quarterly intervals through the end of the 2007 compliance period. The Investment General Partners' advances are limited to 25% of the General Partner's documented operating deficit funding advances and will not exceed $25,000 in aggregate. The Investment General Partner has advanced $7,175 to the property during the first and second quarter of 2006, bringing the total advances made by the Investment General Partner to $175,756.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. The property expended $3,000 in 2005. Although 2005 occupancy averaged 98%, the property operated below break even because expenses related to damage repair from Hurricane Ivan exceeded insurance proceeds by $15,000 and were recognized as an expense in 2005. The property's operations have been strong in 2006. As of June 30, 2006, occupancy has averaged 95% and the property has generated approximately $8,200. Pending a third quarter of break-even operations, this property will be removed from the watch list after the third quarter of 2006. The tax credit compliance period for this property expired in 2005.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. The average occupancy during 2004 was 70% and has improved to an average occupancy of 96% through the fourth quarter of 2005. As of March of 2006, this property was operating with a physical occupancy of $94% and the property continues to operate with 94% through the second quarter. The Operating General Partner is interested in purchasing the Investment Limited Partnership interest at the end of the compliance period. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The Operating General Partner continues to support the Operating Partnership financially. According to the 2005 Audit, the Operating General Partner funded operating deficit of $26,992 in 2005. The mortgage, insurance and payables are current. The tax credit compliance period for this partnership ended on December 31, 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. The property operated below breakeven in 2005 and through the second quarter of 2006. The property is currently under a workout plan resulting from an under funded replacement reserve that allows for reduced debt service. In general, the property struggles with tenant retention. Management felt that it was due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment. The property does not have rental assistance and has difficulty finding qualified residents. Management was able to find a satellite cable provider who deals directly with the residents. This new amenity has helped attract new residents, which resulted in an increase in occupancy in the first quarter of 2006. The on-site manager continues to organize resident functions and "block parties" in an effort to improve retention. Occupancy steadily improved throughout 2005 and averaged 90%. For the first quarter of 2006, occupancy averaged 97%, but dropped to average 86% in the second quarter of 2006. A rent increase of $15 per unit went into effect January 1, 2006 and will help reduce the property's negative cash flow. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to consistently operate above breakeven.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property suffered from low occupancy and operated below breakeven in 2005, but showed a significant improvement in the first half of 2006. Average occupancy through June of 2006 was 93%, which resulted in a significant improvement in cash flow. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. The Investment General Partner will continue work with Management on maintaining improved occupancy and monitor operations closely until the property has stabilized. The General Partner has reported that a tornado struck the property in April, causing damage to roofs, siding, gutters, window screens and trees. No residential units were made uninhabitable by the storm. The GP expects that all damage will be covered by insurance with the exception of some downed trees. The majority of repairs are complete and insurance claims have been submitted.

Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property reached the end of its compliance period on December 31, 2004. In June 2005, the Investment Partnership sold its interest in Warrensburg Estates, Limited Partnership ("Warrensburg Estates") to the Operating General Partner for his assumption of the outstanding mortgage balance of $773,085 and proceeds to the Investment Partnership of $23,264. Of the total Investment Partnership proceeds received, $5,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining proceeds of $18,264 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $2,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; $16,264 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $16,264 as of March 31, 2006.

In December 2004, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the Investment Limited Partner interest occurred in the first quarter of 2005. Of the total Investment Limited Partner proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the net proceeds $232,000 was distributed to the investors. The investor per BAC distributions was $.056. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $21,560 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the overhead and expense reimbursement and the Operating Partnership's investment balance at the time of the sale, has been recorded in the amount of $779,369 as of March 31, 2005. In the current year $9,060 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's. In the current year a reduction in the amount of $12,500 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In October 2004, the Operating General Partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the Investment Limited Partner after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were

$485,000. Of the net proceeds received $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $68,750 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $191,250 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $416,250 as of March 31, 2005. In the current year $59,750 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

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

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Breezewood RRH, Ltd., (Breezewood Village II) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the Investment Limited Partner of $56,124. Of the total Investment Limited Partner proceeds received, $3,570 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $27,342 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,538 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the Investment Limited Partner of $44,408. Of the total Investment Limited Partner proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,244 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,177 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the Investment Limited Partner of $58,327. Of the total Investment Limited Partner proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $17,185. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,243 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $35,428 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $ 2,725,687 and proceeds to the Investment

Limited Partner of $109,027. Of the total Investment Limited Partner proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $39,961. This represents a per BAC distribution of $0.010. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $52,861 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $92,822 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

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

Operating Partnership to zero. Accordingly, a gain on the sale of the

Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,362 as of March 31, 2005. In the current year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

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

(Series 10)

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 35 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 10 reflects net loss from Operating Partnerships of $(122,656) and $(232,494), respectively, which includes depreciation and amortization of $365,058 and $485,034, respectively.

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

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the first quarter when break-even operations were not achieved and average occupancy was 90%. This improvement was due to better marketing. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management's focus is now on reducing bad debt. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. Mortgage, taxes and insurance payments are current. The Investment General Partner will continue to monitor the property's performance. The compliance period expired on December 31, 2005. The Operating General Partner submitted a tax credit application for resyndication of the property and is negotiating the exit of the Investment Limited Partner with the Investment General Partner.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having collection problems in the first quarter of 2006, with delinquencies 26% of the rental income. The manager reduced delinquencies in the second quarter to 12% of the rental income by sending payment reminders to residents and aggressively evicting residents, but was then unable to lease the vacant units. As a result, average occupancy dropped from 88% in Q1 to 83% in Q2. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager continues to aggressively pursue evictions, but also improved marketing. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Due to the above, delinquencies decreased to 7% of the rental income and occupancy increased to 96% at the end of July 2006. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The Operating General Partner submitted a tax credit application package for resyndication and is also negotiating with the exit of the Investment Limited Partner with the Investment General Partner.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete with rental assistance properties and is suffering due to a loss of industry in the area. As a result, the property persistently struggles to remain occupied. Throughout the second quarter 2006, occupancy averaged 89.5%. In the past, Management has made several attempts to obtain real estate tax abatements for the property and has been unsuccessful. In addition, Management has worked with the State to apply for project-based Section 8; however, to date no awards have been given. An approved work-out plan is in effect to re-establish reserves. All insurance, real estate tax and mortgage payments are current. To date the General Partner has funded the cash deficit by accruing payables and has funded an advance in the amount of ($18,268). The compliance period ended in 2005 and the Investment Limited Partner is discussing potential disposition strategies with the Operating General Partner.

In December 2004, Boston Capital Tax Credit Fund II - Series 10 (the "Investment Limited Partner") negotiated a partial sale of its Investment Limited Partner interest in Pedcor Investments 1989-X (Mann Village II) to the Operating General Partner. In December 2004, 24.99% of the Investment Limited Partner interest was transferred to the Operating General Partner for proceeds to the Investment Limited Partner of $131,060. In addition, the Investment Limited Partner and the Operating General Partner negotiated a put option regarding the future transfer of the remaining Investment Limited Partner interest. The sale of remaining Investment Limited Partner interest occurred in the first quarter of 2006. With the exercise of the Investment Limited Partner's put option, the Operating General Partner assumed the Operating Partnership's outstanding mortgage, which is approximately $3,049,000. In addition, the Operating General Partner paid an additional estimated proceeds to the Investment Limited Partner of $489,440 for the remaining interest. Of the total Investment Limited Partner proceeds received, $32,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. In addition from the partial sale and put option, approximately $163,060 was distributed to the investors. The investor per BAC distributions was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $425,440 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $12,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $412,940 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the Investment Partnership's remaining investment in the

Operating Partnership in accordance with the equity method of accounting.

The Investment Partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds. The additional proceeds received as of March 31, 2006 were applied against the Investment Partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The Investment Partnership recorded a loss on the sale of the partial investment in the amount of $144,177 in the quarter ended March 31, 2006. The loss represented the balance of the remaining investment balance net of additional proceeds.

In March 2005, Boston Capital Tax Credit Fund II - Series 10 (the "Investment Limited Partner") sold its Investment Limited Partner interest in Freedom Apartments LP (Freedom Apt.) to the Operating General Partner for his assumption of the outstanding mortgage balance of $1,030,844 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the

Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In March 2005, Boston Capital Tax Credit Fund II - Series 10 (the "Investment Limited Partner") sold its Investment Limited Partner interest in Mercer Manor Apartments LP (Mercer Manor) to the Operating General Partner for his assumption of the outstanding mortgage balance of $891,825 and proceeds to the Investment Limited Partner of $1. The Investment Limited Partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the

Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.

In June 2005, the Operating General Partner of West Des Moines Associates LP entered into an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, proceeds to the Investment Limited Partner were $1,250,108. Net sales proceeds distributed to the investors were $657,530. The investor per BAC distribution was $0.027. The remaining proceeds of $592,578 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $583,578 represents partial reimbursement for advances and outstanding asset management fees. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,107,408 as of September 30, 2005. The gain recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance and their share of the disposition fee and expenses.

In February 2006, BCTC Fund II - Series 10 transferred its interest in Forsyth, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,425,679 and cash proceeds to the Investment Limited Partner of $57,027. Of the proceeds received $13,640 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $37,387 will be returned to cash reserves held by BCTC Fund II LP - Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,387 as of March 31, 2006.

In February 2006, BCTC Fund II - Series 10 transferred its interest in Hilltop Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,454,625 and cash proceeds to the Investment Limited Partner of $58,185. Of the proceeds received $15,144 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $37,041 will be returned to cash reserves held by BCTC Fund II LP - Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,041 as of March 31, 2006.

In January 2006, BCTC Fund II - Series 10 (the "Investment Limited Partner") exercised an option to transfer its interest in Connellsville Heritage

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

Briarwood of Middleburg (Briarwood Apartments) has entered into an agreement to sell the property to an entity affiliated with the current Operating General Partner. The transaction is anticipated to close in the fourth quarter of 2006. The sales price for Briarwood Apartments is $1,524,779 which includes the outstanding mortgage balance of approximately $1,448,443 and proceeds to the Investment Partnership of $22,387. Of the total Investment Partnership proceeds anticipated to be received, $13,387 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $9,000 represents proceeds from the sale. Of the remaining proceeds $9,000 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. No proceeds are anticipated to be returned to cash reserves held by BCTC Fund II LP - Series 10.

An entity related to the Operating General Partner has offered to purchase Morgantown Properties, Limited known as Sunmark Apartments. The transaction is anticipated to close in the fourth quarter of 2006. The sales price for Sunmark Apartments is $908,695 which includes the outstanding mortgage balance of approximately $748,195 and proceeds to the Investment Partnership of $160,500. Of the total Investment Partnership proceeds anticipated to be received, $11,250 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $149,250 represents proceeds from the sale. Of the remaining proceeds, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. Proceeds from the sale of assets of $141,750 will be returned to cash reserves held by BCTC Fund II - Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11)

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 37 properties, all of which were 100% at June 30, 2006.

For the period ended June 30, 2006 and 2005, Series 11 reflects net loss from Operating Partnerships of $(260,225) and net income from Operating Partnerships of $1,605,244, respectively, which includes depreciation and amortization of $544,622 and $590,984, respectively.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. Through 2005 occupancy averaged 88%. Average occupancy for the first and second quarter of 2006 was 88%. As of June this property was operating with physical occupancy of 88%. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property's age (it is 15 years old), it requires significant capital improvements. These repairs are being funded out of cash flow, resulting in below breakeven operations. However, in December 2005, the permanent mortgage was fully paid off, and cash flow will increase by $7,466 a month, allowing the property to start operating above breakeven. Through March of 2006, the property is operating at breakeven. The Investment General Partner will continue monitoring the property's performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005. The Operating General Partner has been contacted regarding exit options for the Investment General Partner.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the first quarter when break-even operations were not achieved and average occupancy was 90%. This improvement was due to better marketing. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management's focus is now on reducing bad debt. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. Mortgage, taxes and insurance payments are current. The Investment General Partner will continue to monitor the property's performance. The compliance period expired on December 31, 2005. The Operating General Partner submitted a tax credit application for resyndication of the property and is negotiating the exit of the Investment Limited Partner with the Investment General Partner.

Crestwood Apartments (Crestwood RRH) is a 216-unit family development in St. Cloud, Florida. The property suffered severe damage from multiple hurricanes in the fall of 2004. Although the property received insurance awards, a lack of contractors and materials had prevented management from bringing all the damaged units back to service until the first quarter of 2006. According to the 2005 audit, the property generated $26,107, after accounting for funding of the replacement reserve. Occupancy averaged 91% for the year 2005 and is averaging 96% through the first two quarters of 2006. The DCR is 1.12 before capital repairs and approximately $73,500 in remaining hurricane damages are taken into account. Management forecasts maintenance expenses to drop during 2006. As operations have stabilized, this is the last quarter this property will be reported on.

Franklin School Associates (Franklin School Apartments) performance has suffered from two factors: 1) seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months; and 2) landlord payment of heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005 respectively. The Investment General Partner funded the deficits. For the full year 2005, the Investment General Partner funded $76,495.

As of June 30, 2006, occupancy stood at 90% and there were only four vacant units. To address the cash flow deficits, in mid 2005, the Investment General Partners asked the lender, Midland Loan Services, to consider restructuring the loan. Midland refused to consider restructuring the debt unless the Partnership made a one-time principal reduction. In 1Q06, due to insufficient cash flow, the Partnership ceased making payments its full monthly payments, including insurance and tax escrows on its first mortgage as well as its payments on the Montana Board of Housing's second mortgage. As of June 30, 2006, the Partnership was three months in arrears on the first and second mortgages. The first mortgage lender issued a default letter on July 2, 2006, which demanded that the Partnership cure its defaults, but did not formally accelerate the loan.

Discussions with the lender are ongoing. The parties are exploring marketing the property in order to satisfy the debt. However, at this time it appears that the most likely scenario is a consensual transfer the property to the lender immediately after the end of the Compliance Period December 31, 2006.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having collection problems in the first quarter of 2006, with delinquencies 26% of the rental income. The manager reduced delinquencies in the second quarter to 12% of the rental income by sending payment reminders to residents and aggressively evicting residents, but was then unable to lease the vacant units. As a result, average occupancy dropped from 88% in Q1 to 83% in Q2. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager continues to aggressively pursue evictions, but also improved marketing. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Due to the above, delinquencies decreased to 7% of the rental income and occupancy increased to 96% at the end of July 2006. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The Operating General Partner submitted a tax credit application package for resyndication and is also negotiating with the exit of the Investment Limited Partner with the Investment General Partner

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with compliance ending in 2006. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers; a mining company and a sawmill. These losses have negatively impacted the occupancy at the property. In 2005 the property averaged 73% occupancy, and lost cash of ($11,919). Average occupancy through the second quarter of 2006 is 74% and the property has lost cash of ($19,564). The town recently approved the development of a golf course and single family homes nearby. The General Partner is optimistic that these businesses may bring in much needed service people that would income qualify for the apartments. The General Partner continues to fund all operating deficits.

Harbour View Group Limited, (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The Operating General Partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the Operating Partnership requested early prepayment of the mortgage from Rural Development ("RD"). On June 15, 2006, RD notified the Operating General Partner the agency would accept prepayment of the mortgage. The Partnership consummated the prepayment of the RD mortgage on June 30, 2006. Subsequently, the Partnership distributed $287,830 to the Investment Partnership, which represents the insurance proceeds exceeding the payoff of the outstanding mortgage balance.

On March 30, 2006, the Partnership entered into a Purchase and Sale agreement with a non-affiliated entity to purchase the land owned by the Property. The sale is expected to occur in the fourth quarter of 2006. The purchase price for the land is $1,405,041. In addition, the buyer will reimburse the Partnership $161,037 for debris removal as a result of the hurricanes. The Investment Partnership has received a $2,500 non-refundable deposit from the buyer. The anticipated proceeds from the sale of the asset and distribution of the insurance proceeds are expected to return proceeds to the Investment Partnership of approximately $1,050,518. Of the total Investment Partnership proceeds anticipated to be received, $7,500 will be paid to BCAMLP for expenses related to the sale which include but is not limited to third party legal costs. The anticipated remaining proceeds of $1,043,018 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

RPI Limited Partnership #18 (Osage Place) is a 38-unit, Rural Development subsidized, senior property located in Arkansas City, KS. The property had historically suffered from low occupancy and operating cash deficits. In 2005 the property had an average occupancy of 91% and generated $12,565 in cash. The average occupancy through the second quarter of 2006 was 97%. The property continued to generate cash in 2006 and was able to fund all required reserves. The mortgage, real estate taxes, and insurance are current. Due to the improvement in operations RPI will no longer be included in future reporting.

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

Ivan Woods LDHA Limited Partnership (Ivan Woods Senior Apartments) is a 90 unit, senior complex located in Delta Township, MI. The Operating Partnership operated with average occupancy of 94% in 2005. Average occupancy through the second quarter of 2006 was 94%. As a result of increased and stabilized occupancy and operating expenses below the state average, the property was able to operate above breakeven. The property operated at breakeven through all of 2005 and second quarter of 2006. The compliance period expired in 2004 and the Operating General Partner is working with the Investment General Partner on an exit strategy Due to the improvement in operations, Ivan Woods will no longer be included in future reporting.

In February 2006, BCTC Fund II - Series 11 transferred its interest in Eldon Estates II LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $568,159 and cash proceeds to the Investment Limited Partner of $17,045. Of the proceeds received $5,000 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $3,854 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $8,191 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,191 as of March 31, 2006.

In February 2006, BCTC Fund II - Series 11 transferred its interest in Eldon Manor LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $546,871 and cash proceeds to the Investment Limited Partner of $16,406. Of the proceeds received $5,000 represent reporting fees due an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $3,856 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $7,550 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,550 as of March 31, 2006.

In February 2006, BCTC Fund II - Series 11 transferred its interest in Forest Glade, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,450,640 and cash proceeds to the Investment Limited Partner of $58,026. Of the proceeds received $8,074 represent reporting fees due an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $42,952 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,952 as of March 31, 2006.

(Series 12)

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 47 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 12 reflects net loss from Operating Partnerships of $(266,595) and $(434,569), respectively, which includes depreciation and amortization of $538,460 and $578,891, respectively.

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

On April 9, 2004, the mortgagor approved the proposed removal of the Operating General Partner. The new Operating General Partner is an entity related to the Investment General Partner. The Investment General Partner and the new Operating General Partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods.

Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois consists of 24 units. Historically, the property has maintained strong occupancy with a 100% average for 2006. However, the property continues to operate below breakeven. The Operating Co-General Partner has exercised its option to redeem the other partners' interests as of the end of January 2006. The Investment Limited Partner has agreed to the terms of the offer presented and anticipates the redemption to occur in the third quarter of 2006. It is anticipated that the proceeds from the transfer of Investment Limited Partners interest will be returned to fund reserves after the payment of third party expenses related to the sale.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the second quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the first quarter when break-even operations were not achieved and average occupancy was 90%. This improvement was due to better marketing. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management's focus is now on reducing bad debt. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. Mortgage, taxes and insurance payments are current. The Investment General Partner will continue to monitor the property's performance. The compliance period expired on December 31, 2005. The Operating General Partner submitted a tax credit application for resyndication of the property and is negotiating the exit of the Investment Limited Partner with the Investment General Partner.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having collection problems in the first quarter of 2006, with delinquencies 26% of the rental income. The manager reduced delinquencies in the second quarter to 12% of the rental income by sending payment reminders to residents and aggressively evicting residents, but was then unable to lease the vacant units. As a result, average occupancy dropped from 88% in Q1 to 83% in Q2. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager continues to aggressively pursue evictions, but also improved marketing. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Due to the above, delinquencies decreased to 7% of the rental income and occupancy increased to 96% at the end of July 2006. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. The compliance period for this property expired on December 31, 2005. The Operating General Partner submitted a tax credit application package for resyndication and is also negotiating with the exit of the Investment Limited Partner with the Investment General Partner

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit development located in Eufala, AL. The property location is rural with a stagnant economy. The local housing authority closed the Section 8 Program last year due to state cutbacks. The lack of rental assistance has severely affected the project's occupancy, as without it none of the prospective residents can afford the rents. As of the June 30, 2006, the project's occupancy averaged 68%. Management continues to market and offer rental concessions and is working with the local housing authority and other civic organizations. The General Partner's operating deficit guarantee expired in 2001 of which he had funded $67,586 toward the partnership. Current deficits have been subsidized by under funding the required replacement reserve. An approved work-out plan is in effect and the property is not in danger of default. All insurance, real estate tax and mortgage payments are current. Credit delivery ended in 2001 and the community's compliance period expires in 2006.

Springfield Housing Associates Limited Partnership (Pinewood Apartments) is a 168-unit property located in Springfield, Illinois. The property suffered from low occupancy and operated below breakeven in 2005, but showed a significant improvement in the first half of 2006. Average occupancy through June of 2006 was 93%, which resulted in a significant improvement in cash flow. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. The Investment General Partner will continue work with Management on maintaining improved occupancy and monitor operations closely until the property has stabilized. The General Partner has reported that a tornado struck the property in April, causing damage to roofs, siding, gutters, window screens and trees. No residential units were made uninhabitable by the storm. The GP expects that all damage will be covered by insurance with the exception of some downed trees. The majority of repairs are complete and insurance claims have been submitted.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy in 2005 was 83%. Due to the low occupancy the property operated below breakeven. Displaced Hurricane Katrina victims started to move into the property in the late summer of 2005 increasing occupancy. During the first half of 2006 property had an average occupancy of 95% and is operating above breakeven. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current.

Brandywood Apartments (Brandywood Limited Partnership) is a 54-unit complex located in Oak Creek, Wisconsin. In an effort to improve operations, the Operating General Partner transferred management from Pinnacle Management Services to Affiliated Management Group ("Affiliated") in April 2005. Affiliated has extensive experience with the market in southeast Wisconsin and troubled properties. In 2005 and 2006, Affiliated was able to lower property taxes and administrative expenses and decrease utility expenses as a result of the installation of more energy efficient fixtures. In addition, Affiliated implemented an outreach program to area businesses and offered a rental incentive in the fourth quarter of 2005 of one month free. In 2005, the property expended cash of approximately $80,000 and the Investor Limited Partner advanced over $105,000 to fund operating deficits. However, Affiliated's efforts have proven successful as occupancy rose significantly in the fourth quarter of 2005 and the property has maintained an average occupancy of 98% for 2006. In addition, the property began generating cash in the second quarter of 2006. As of the last site visit inspection in May 2005, the property was reported in fair condition due to the need for asphalt repairs and landscaping improvements; however, some of those issues have been addressed and the lender has been approving Replacement Reserve withdrawals for capital improvement needs.

The Operating Partnership of Brandywood Apartments entered into a Purchase and Sale Agreement with a third party buyer to purchase the property for a purchase price of $2,500,000. A sale is anticipated to occur in the first quarter of 2007, when the mortgage is eligible for prepayment. In June 2006, Affiliated notified the Investment General Partner they would be terminating their management agreement effective July 31, 2006, due to the impending sale. On August 1, 2006, the Buyer will take over management of the property and will continue to manage the property until the sale in 2007.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds of $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In February 2006, BCTC Fund II - Series 12 transferred its interest in River Reach of Crystal River to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,731 and cash proceeds to the Investment Limited Partner of $53,429. Of the proceeds received $3,600 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $42,829 will be returned to cash reserves held by BCTC Fund II LP - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,829 as of March 31, 2006.

In February 2006, BCTC Fund II - Series 12 transferred its interest in Scott City Associates III, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $586,930 and cash proceeds to the Investment Limited Partner of $17,608. Of the proceeds received $5,000 represent reporting fees due an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $4,528 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $8,080 will be returned to cash reserves held by BCTC Fund II LP - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,080 as of March 31, 2006.

In February 2006, BCTC Fund II - Series 12 transferred its interest in Stonegate Manor, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $988,021 and cash proceeds to the Investment Limited Partner of $39,521. Of the proceeds received $5,040 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $27,481 will be returned to cash reserves held by BCTC Fund II LP - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $27,481 as of March 31, 2006.

In February 2006, BCTC Fund II - Series 12 transferred 50% of its interest in Nye County Associates to an affiliate of the Operating General Partner for its assumption of 50% of the outstanding mortgage balance of approximately $666,140 and cash proceeds to the Investment Limited Partner of $23,705. Of the proceeds received $13,705 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale.

Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the sale, including third party legal costs. The remaining proceeds of $5,000 will be returned to cash reserves held by BCTC Fund II LP - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $5,000 as of March 31, 2006. It is anticipated that the remaining interest held by the Investment Partnership in Nye County Associates will be transferred in 2007.

(Series 14)

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 88 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 14 reflects net loss from Operating Partnerships of $(512,382) and $(757,192), respectively, which includes depreciation and amortization of $1,243,723 and $1,349,205 respectively.

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

The Operating General Partner of Briarwood II, Limited has entered into an agreement to sell the property to an entity affiliated with the current Operating General Partner. The transaction is anticipated to close in the first quarter of 2007. The sales price for Briarwood Apartments is $1,529,726, which includes the outstanding mortgage balance of approximately $1,456,326 and proceeds to the Investment Partnership of $36,700. Of the total Investment Partnership proceeds anticipated to be received, $17,700 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $19,000 represents proceeds from the sale. Of the remaining proceeds $9,000 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $10,000 will be returned to cash reserves held by BCTC Fund II LP - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. Occupancy continues to maintain an average occupancy of 96% throughout second quarter 2006. The re-amortization of the loan in 2005 has allowed the partnership to reduce the mortgage payment amount and has enabled the property to work towards the goal of bringing the replacement reserve account current through the Rural Housing approved workout plan. The 2005 year end audit reported that the property generated $21,502 in cash and the first quarter unaudited numbers indicate that the property continues to operate above breakeven. The short-term payables of $35,793 are due to an affiliated management company. All insurance, real estate tax and mortgage payments are current. The Operating General Partner's operating deficit guarantee is unlimited in time and amount. The final year of Tax Credit delivery was 2001 and the compliance period for the property ends in 2006. The Investment General Partner will continue to work with management regarding operations and payables, as well as monitor the replacement reserve funding.

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

In the fourth quarter of 2005, GMAC proceeded to foreclose its mortgage on the property. In December, 2005, an affiliate of the Operating General Partner loaned the Partnership funds to redeem the property at the foreclosure sale. The property remained in compliance throughout its compliance period, which ended December 31, 2005. The Investment Limited Partner is actively exploring various options for disposing of its interest in this asset in 2006. Boston Capital is currently negotiating a transfer of the Investment Limited Partner's Interest to the Operating General Partner.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town (pop. 2,367) where population and employment opportunities have been consistently declining in recent years. Occupancy has been a problem the past three years, and to increase occupancy, the Operating Partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development. The management company advertises in local publications and requests referrals from local agencies. They have also advertised in surrounding towns to increase potential traffic. As a result, occupancy increased slightly from 79% in the fourth quarter of 2005 to 85% in the second quarter of 2006. The Operating General Partner funds all operating deficits. The Investment General Partner continues to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit property for families, located in Okemah, OK. The average occupancy for the second quarter of 2006 was 90%, a dramatic improvement over the 2005 average of 75%. As a result, it operated above breakeven. The improvement was due to the repair and renovation of the 8 units that were left uninhabitable by the previous site manager in mid-2005. Since the replacement reserve had been depleted, the GP funded these repairs. Since the completion of the repairs in December 2005, occupancy has been strong. On December 15, one of the duplex buildings had a fire, which resulted in both three-bedroom units being damaged. Due to the extent of the damage, complete demolition and rebuilding is necessary. An insurance claim was filed and the proceeds of $145,324 were received in March 2006. The partnership has received four bids, with prices ranging from $140,000 to $174,000. USDA-RD approved the work in May 2006 and applications for building permits were submitted the same month. Work commenced in June 2006. In June 2006, the partnership was notified by USDA-RD that it has been selected to participate in final round of applications for the Multifamily Preservation and Revitalization Restructuring (MPR) Demonstration Program. If final approval is received by the partnership (expected in September 2006), the property will have funds to make capital improvements. The scope of work will be determined by a Capital Needs Assessment to be completed by RD. The Investment General Partner will continue to monitor the progress of the fire repair work and the MPR program application. The tax, insurance, and mortgage payments are all current.

Ada Village Apartments (Ada Village Apartments, Limited Partnership) is a 44-unit property located in Ada, OK, a small college town. In the second quarter of 2006, average occupancy was 93%, an improvement over the fourth quarter 2005 average of 84%. With the improved occupancy the property was able to operate above breakeven. The management company continues to work with the American-Indian government programs, which provide tenant-based rental assistance, to maintain occupancy. With the current level of occupancy, the property should be able to continue operating at breakeven. All tax, insurance, and mortgage payments are current. Since operations has stabilized the Investment General Partner will no longer report on this property's operations.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. In 2005 occupancy averaged 78% and the property operating below breakeven. The Operating Partnership suffers from inadequate rental assistance. Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all eight of the property's non-subsidized units. It is the opinion of the property manager that steady-state occupancy at this property is approximately four units below full capacity. Through second quarter of 2006 occupancy averaged 74% and the property expended $11,816 of cash. The expenses are lower then the state averages and historically the property has been able to generate cash at 83% occupancy. The mortgage and the taxes are current.

Management has increased local advertising and marketing for this property. The property is also offering first month rent free as a new promotion. With these increased marketing programs, management is optimistic that occupancy will increase in the spring and summer months. Higher occupancy will enable the property to break even in 2006.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property operated below breakeven in 2005 even with a workout plan with Rural Development that called for reduced debt service payments. Average occupancy was 70% in 2005. Occupancy improved by year end and has averaged 83% through the second quarter of 2006. Despite improving occupancy, the property still operated below breakeven through the second quarter. Management felt that the on-site manager was not property leasing the property and replaced her in 2005. The property is located in a very rural area and the property suffers from lack of qualified applicants and rental assistance. The property is out of its initial 15-year compliance period and the Operating General Partner is working towards resyndicating and rehabbing the property. The Investment General Partner will continue to monitor this deal on a monthly basis.

In January 2006, Boston Capital Tax Credit Fund II - Series 14 (the "ILP") sold one half of its interest in Kilmarnock Limited Partnership (the "Operating Partnership") to an entity affiliated with the General Partner of the Operating Partnership for its assumption of half of the outstanding mortgage balance of approximately $401,572 and proceeds to the Investment Partnership of $.50. Of the total ILP proceeds received, $0.50 represented payment of outstanding reporting fees due to an affiliate of the Investment Partnership. The remaining one half interest in the Operating Partnership is expected to be transferred to the same entity for a comparable price in January 2007. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. No gain on the sale of the Operating Partnership has been recorded.

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

In January 2006, Boston Capital Tax Credit Fund II - Series 14 (the "ILP") transferred its interest in Townview Apartments, a Limited Partnership (Townview Apartments) to the Operating General Partner for its assumption of the outstanding mortgage balance of $1,350,294 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

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

Rosewood Manor Limited (Rosewood Manor Apartments) is a 43-unit development for the elderly located in Ellenton, Florida. The property was damaged by two hurricanes in late 2004 resulting in seven residential units coming off line. Insurance proceeds for reconstruction were received and all seven units have been repaired and leased. Due to the depressed occupancy, the property expended ($9,201) in 2005. However, occupancy rebounded, averaging 97% in the first quarter of 2006 and 100% in the second quarter of 2006. The 2006 budget projects cash generated of $10,799, which is likely should the property maintain its currently strong occupancy. The tax credit compliance period for this property ends on December 31, 2006. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. This remote property does not receive project based Section 8 or any other form of rental assistance. The 2005 year end audit reported the property averaged 96% occupancy and generated $4,905 in cash, as a result of the Rural Housing approved workout plan, modifying the reserve funding requirements. The property's overall performance continues to improve and throughout first quarter 2006, the property has maintained an average occupancy of 94.7%. The Investment General Partner will continue to work with management to identify opportunities to improve operations. The Operating General Partner has been funding operating deficits ($20,800 to date) in accord with the operating deficit guarantee, which is unlimited in time and amount. The final year of Tax Credit delivery was 2001 and the compliance period for the property ends in 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and Operating General Partners of $61,748 and $173,500 respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the Investment Limited Partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the Investment Limited Partnerships, BCTC I Series 4 and Series 6 and BCTC II Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the Investment Partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4,

Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the Investment Limited Partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the Investment Limited Partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the Investment Limited Partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds of $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

One Northridge, LTD., (Northridge Apts.) in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The Operating General Partner has not provided financial reports since March 2004. In of June of 2004 the Operating General Partner entered into a contract for deed to sell the property without consent from the Investment Limited Partner. The Investment Limited Partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer. The Operating General Partner had ceased communications in this matter. In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property. On May 27, 2005, the Investment Limited Partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the Compliance Period. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with IRS guidelines. The Investment Partnership did not receive any proceeds from the sale of the property and the Operating Partnership's investment balance at the time of the property sale was zero. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partner's") negotiated the sale of their interest in Haven Park Partners IV to the Operating General Partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the Investment Limited Partner's of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner's and $4,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal for overseeing and managing the disposition of the property; $35,957 for partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively, as of March 31, 2005. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year $14,073 for Series 2 and $5,400 for Series 14 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's. In the current year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

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

In February 2004, Boston Capital Tax Credit Fund I - Series 5 and Boston Capital Tax Credit Fund II - Series 14 negotiated a sale of their Investment Limited Partner interests in Glenhaven Park Partners (Glenhaven Estates) to the Operating General Partner. After repayment of the outstanding mortgage balance of approximately $43,040 the proceeds to the Investment Limited Partner's were $28,760. Of the proceeds $6,000 actually was for payment of outstanding reporting fees and $22,760 were proceeds from the sale of the interests. The total sale proceeds received were used to repay subordinated loans that had been made by Boston Capital Tax Credit Fund II-Series 14. Total outstanding subordinated loans and advances made by Series 5 and Series 14 exceeded the repayment by $10,742 and $156,940, respectively. The unpaid loans and advances were written off and included in the loss on the sale of the Operating Partnership for Series 5 and Series 14 as of March 31, 2004.

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California

LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the Investment Limited Partner of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, were distributed to the investors. The investor per BAC distribution was $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $160,406 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the current year, March 2006, $2,752 and $18,698 for Series 4 and Series 14 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees. In the prior year a reduction in the amount of $1,155 for Series 4 and $7,846 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In February 2006, BCTC Fund II - Series 14 transferred 98% of its interest in Plantation IV, Limited to a non-affiliated entity for its assumption of proportionate outstanding mortgage balance of approximately $1,385,688 and cash proceeds to the Investment Limited Partner of $54,319. Of the proceeds received $3,610 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $44,709 will be returned to cash reserves held by BCTC Fund II LP - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining Investment Limited Partner interest is anticipated to be transferred in September 2006. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $44,709 as of March 31, 2006.

In January 2006, Boston Capital Tax Credit Fund II - Series 14 (the "ILP") transferred its interest in Independence Apartments, A Limited Partnership to

the Operating General Partner for its assumption of the outstanding mortgage balance of $1,055,274 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

In January 2006, Boston Capital Tax Credit Fund II - Series 14 (the "ILP") transferred its interest in Yorkshire Corners, A Limited Partnership to the Operating General Partner for its assumption of the outstanding mortgage balance of $903,925 and proceeds to the ILP of $1. The ILP proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnerships.

If the book value of the Fund's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future low-income housing credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Fund and includes such reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the Operating Limited Partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Fund's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Table_of_Contents

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: January 23, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.