Form 10-Q
period 2006-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2007-01-23
CIK 853566

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2006

                                             or

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

BALANCE SHEETS

Balance_Sheet_Series_07 Page 5

Balance_Sheet_Series_09 Page 6

Balance_Sheet_Series_10 Page 7

Balance_Sheet_Series_11 Page 8

Balance_Sheet_Series_12 Page 9

Balance_Sheet_Series_14 Page 10

Statement_of_Operations_

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Notes_to_Financial_Statements

Note_A_Organization Page 43

Note_B_Accounting_Financial_Reporting Page 43

Note_C_Related_Party_Transaction page 44

Note_D_Investments page 46

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 47

Combined_Statements_Series_9 Page 48

Combined_Statements_Series_10 page 49

Combined_Statements_Series_11 Page 50

Combined_Statements_Series_12 page 51

Combined_Statements_Series_14 Page 52

NOTE_E_TAXABLE_LOSS Page 53

Liquidity page 54

Capital_Resources page 54

Results_of_Operations Page 57

Quantitative_and_Qualitative Page 96

Controls_and_Procedures Page 96

Part_II_Other_Information

Signatures page 98

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 3,353,339	$ 3,696,857

OTHER ASSETS
Cash and cash equivalents	3,411,473	3,500,741
Deferred acquisition costs (Note B)	556,660	574,055
Other assets	25,613	825,410
	$ 7,347,085	$ 8,597,063

LIABILITIES
Accounts payable	$ 38,562	$ 68,618
Accounts payable affiliates (Note C)	28,986,549	29,245,962
Capital contributions payable (Note D)	236,345	236,345
	29,261,456	29,550,925
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(20,126,758)	(19,175,853)

General Partner	(1,787,613)	(1,778,009)
	(21,914,371)	(20,953,862)
	$ 7,347,085	$ 8,597,063

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	430,449	362,316
Deferred acquisition costs (Note B)	-	-
Other assets	-	808,572
	$ 430,449	$ 1,170,888

LIABILITIES

Accounts payable	$ -	$ 9,000
Accounts payable affiliates (Note C)	857,736	1,553,165
Capital contributions payable (Note D)	-	-
	857,736	1,562,165

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(333,087)	(297,437)

General Partner	(94,200)	(93,840)
	(427,287)	(391,277)
	$ 430,449	$ 1,170,888

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	160,570	206,104
Deferred acquisition costs (Note B)	6,185	6,378
Other assets	20,313	14,138
	$ 187,068	$ 226,620

LIABILITIES

Accounts payable	$ -	$ 2,000
Accounts payable affiliates (Note C)	5,990,616	5,838,728
Capital contributions payable (NoteD)	-	-
	5,990,616	5,840,728

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,410,675)	(5,223,129)

General Partner	(392,873)	(390,979)

	(5,803,548)	(5,614,108)
	$ 187,068	$ 226,620

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 337,339	$ 369,953

OTHER ASSETS
Cash and cash equivalents	267,522	351,299
Deferred acquisition costs (Note B)	32,963	33,993
Other assets	-	-
	$ 637,824	$ 755,245

LIABILITIES

Accounts payable	$ -	$ 12,000
Accounts payable affiliates (Note C)	3,871,137	3,816,026
Capital contributions payable (Note D)	-	-
	3,871,137	3,828,026

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(3,006,067)	(2,847,140)

General Partner	(227,246)	(225,641)
	(3,233,313)	(3,072,781)
	$ 637,824	$ 755,245

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,933,570	$ 2,056,230

OTHER ASSETS
Cash and cash equivalents	468,094	260,979
Deferred acquisition costs (Note B)	24,237	24,994
Other assets	2,600	-
	$ 2,428,501	$ 2,342,203

LIABILITIES
Accounts payable	$ 7,500	$ 14,710
Accounts payable affiliates (Note C)	4,324,879	4,232,300
Capital contributions payable (Note D)	22,528	22,528
	4,354,907	4,269,538

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,692,456)	(1,693,376)

General Partner	(233,950)	(233,959)
	(1,926,406)	(1,927,335)
	$ 2,428,501	$ 2,342,203

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 37,762	$ 138,176

OTHER ASSETS
Cash and cash equivalents	968,639	996,805
Deferred acquisition costs (Note B)	149,179	153,841
Other assets	2,700	2,700
	$ 1,158,280	$ 1,291,522

LIABILITIES

Accounts payable	$ 31,062	$ 23,528
Accounts payable affiliates (Note C)	5,246,987	5,231,113
Capital contributions payable (Note D)	11,405	11,405
	5,289,454	5,226,046

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,832,604)	(3,677,520)

General Partner	(298,570)	(297,004)
	(4,131,174)	(3,974,524)
	$ 1,158,280	$ 1,291,522

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,044,668	$ 1,132,498

OTHER ASSETS
Cash and cash equivalents	1,116,199	1,323,238
Deferred acquisition costs (Note B)	344,096	354,849
Other assets	-	-
	$ 2,504,963	$ 2,810,585

LIABILITIES

Accounts payable	$ -	$ 7,380
Accounts payable affiliates (Note C)	8,695,194	8,574,630
Capital contributions payable (Note D)	202,412	202,412
	8,897,606	8,784,422

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(5,851,869)	(5,437,251)

General Partner	(540,774)	(536,586)
	(6,392,643)	(5,973,837)
	$ 2,504,963	$ 2,810,585

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 13,390	$ 5,135
Other income	294,593	18,259
	307,983	23,394

Share of income(loss) from Operating Partnerships(Note D)	(86,798)	612,334

Expenses

Partnership management fee (Note C)	353,956	545,569
Amortization	8,576	9,264
General and administrative expenses	164,529	192,871
	527,061	747,704

NET INCOME (LOSS)	$ (305,876)	$ (111,976)

Net income(loss) allocated to limited partners	$ (302,818)	$ (110,856)

Net income(loss) allocated general partner	$ (3,058)	$ (1,120)

Net income(loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2006	2005

Income
Interest income	$ 1,896	$ 382
Other income	600	-
	2,496	382

Share of income(loss) from Operating Partnerships(Note D)	-	(2,362)

Expenses

Partnership management fee (Note C)	15,065	16,853
Amortization	-	-
General and administrative expenses	9,749	12,164
	24,814	29,017

NET INCOME(LOSS)	$ (22,318)	$ (30,997)

Net income(loss) allocated to limited partners	$ (22,095)	$ (30,687)

Net income(loss) allocated general partner	$ (223)	$ (310)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2006	2005

Income
Interest income	$ 725	$ 924
Other income	1,577	8,606
	2,302	9,530

Share of income(loss) from Operating Partnerships(Note D)	-	16,031

Expenses

Partnership management fee (Note C)	77,361	109,235
Amortization	97	114
General and administrative expenses	27,382	43,068
	104,840	152,417

NET INCOME (LOSS)	$ (102,538)	$ (126,856)

Net income(loss) allocated to limited partners	$ (101,513)	$ (125,587)

Net income(loss) allocated general partner	$ (1,025)	$ (1,269)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2006	2005

Income
Interest income	$ 1,032	$ 922
Other income	-	-
	1,032	922

Share of income(loss) from Operating Partnerships(Note D)	(11,755)	992,305

Expenses

Partnership management fee (Note C)	47,034	78,571
Amortization	515	774
General and administrative expenses	24,472	24,696
	72,021	104,041

NET INCOME(LOSS)	$ (82,744)	$ 889,186

Net income(loss) allocated to limited partners	$ (81,917)	$ 880,294

Net income(loss) allocated general partner	$ (827)	$ 8,892

Net income(loss) per BAC	$ (.03)	$ .37

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2006	2005

Income
Interest income	$ 1,750	$ 269
Other income	287,830	-
	289,580	269

Share of income(loss) from Operating Partnerships(Note D)	(59,133)	(202,861)

Expenses

Partnership management fee (Note C)	72,384	81,420
Amortization	365	393
General and administrative expenses	23,458	24,960
	96,207	106,773

NET INCOME(LOSS)	$ 134,240	$ (309,365)

Net income(loss) allocated to limited partners	$ 132,898	$ (306,271)

Net income(loss) allocated general partner	$ 1,342	$ (3,094)

Net income(loss) per BAC	$ .05	$ (.12)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2006	2005

Income
Interest income	$ 3,395	$ 776
Other income	2,046	-
	5,441	776

Share of income(loss) from Operating Partnerships(Note D)	41,794	(117,538)

Expenses

Partnership management fee (Note C)	4,045	94,734
Amortization	2,223	2,439
General and administrative expenses	27,566	31,326
	33,834	128,499

NET INCOME(LOSS)	$ 13,401	$ (245,261)

Net income(loss) allocated to limited partners	$ 13,267	$ (242,808)

Net income(loss) allocated general partner	$ 134	$ (2,453)

Net income(loss) per BAC	$ .00	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2006	2005

Income
Interest income	$ 4,592	$ 1,862
Other income	2,540	9,653
	7,132	11,515

Share of income(loss) from Operating Partnerships(Note D)	(57,704)	(73,241)

Expenses

Partnership management fee (Note C)	138,067	164,756
Amortization	5,376	5,544
General and administrative expenses	51,902	56,657
	195,345	226,957

NET INCOME(LOSS)	$ (245,917)	$ (288,683)

Net income(loss) allocated to limited partners	$ (243,458)	$ (285,796)

Net income(loss) allocated general partner	$ (2,459)	$ (2,887)

Net income(loss) per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 17,742	$ 9,909
Other income	299,523	25,963
	317,265	35,872

Share of income(loss) from Operating Partnerships(Note D)	(276,205)	739,938

Expenses

Partnership management fee (Note C)	799,588	1,037,795
Amortization	17,395	18,528
General and administrative expenses	184,586	287,025
	1,001,569	1,343,348 1,351,620

NET INCOME (LOSS)	$ (960,509)	$ (567,538)

Net income(loss) allocated to limited partners	$ (950,905)	$ (561,863)

Net income(loss) allocated general partner	$ (9,604)	$ (5,675)

Net income(loss) per BAC	$ (.05)	$ (.03)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2006	2005

Income
Interest income	$ 2,687	$ 671
Other income	600	-
	3,287	671

Share of income(loss) from Operating Partnerships(Note D)	-	309,846

Expenses

Partnership management fee (Note C)	27,747	35,366
Amortization	-	-
General and administrative expenses	11,550	21,245
	39,297	56,611

NET INCOME(LOSS)	$ (36,010)	$ 253,906

Net income(loss) allocated to limited partners	$ (35,650)	$ 251,367

Net income(loss) allocated general partner	$ (360)	$ 2,539

Net income(loss) per BAC	$ (.03)	$ .25

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2006	2005

Income
Interest income	$ 1,031	$ 1,908
Other income	1,577	10,032
	2,608	11,940

Share of income(loss) from Operating Partnerships(Note D)	-	16,031

Expenses

Partnership management fee (Note C)	162,746	220,071
Amortization	193	229
General and administrative expenses	29,109	55,973
	192,048	(276,273)

NET INCOME (LOSS)	$ (189,440)	$ (248,302)

Net income(loss) allocated to limited partners	$ (187,546)	$ (245,819)

Net income(loss) allocated general partner	$ (1,894)	$ (2,483)

Net income(loss) per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2006	2005

Income
Interest income	$ 1,365	$ 1,316
Other income	-	735
	1,365	2,051

Share of income(loss) from Operating Partnerships(Note D)	(32,614)	933,440

Expenses

Partnership management fee (Note C)	100,404	143,309
Amortization	1,030	1,547
General and administrative expenses	27,849	34,796
	129,283	179,652

NET INCOME(LOSS)	$ (160,532)	$ 755,839

Net income(loss) allocated to limited partners	$ (158,927)	$ 748,281

Net income(loss) allocated general partner	$ (1,605)	$ 7,558

Net income(loss) per BAC	$ (.07)	$ (.31)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2006	2005

Income
Interest income	$ 2,059	$ 562
Other income	289,712	35
	291,771	597

Share of income(loss) from Operating Partnerships(Note D)	(122,660)	(257,372)

Expenses

Partnership management fee (Note C)	142,025	155,589
Amortization	757	786
General and administrative expenses	25,400	34,329
	168,182	190,704

NET INCOME(LOSS)	$ 929	$ (447,479)

Net income(loss) allocated to limited partners	$ 920	$ (443,004)

Net income(loss) allocated general partner	$ 9	$ (4,475)

Net income(loss) per BAC	$ .00	$ (.18)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2006	2005

Income
Interest income	$ 4,435	$ 1,628
Other income	2,046	1,106
	6,481	2,734

Share of income(loss) from Operating Partnerships(Note D)	(38,027)	(232,795)

Expenses

Partnership management fee (Note C)	85,459	175,566
Amortization	4,662	4,878
General and administrative expenses	34,983	42,538
	125,104	222,982

NET INCOME(LOSS)	$ (156,650)	$ (453,043)

Net income(loss) allocated to limited partners	$ (155,084)	$ (448,513)

Net income(loss) allocated general partner	$ (1,566)	$ (4,530)

Net income(loss) per BAC	$ (.05)	$ (.15)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2006	2005

Income
Interest income	$ 6,165	$ 3,824
Other income	5,588	14,055
	11,753	17,879

Share of income(loss) from Operating Partnerships(Note D)	(82,904)	(29,212)

Expenses

Partnership management fee (Note C)	281,207	307,894
Amortization	10,753	11,088
General and administrative expenses	55,695	98,144
	347,655	417,126

NET INCOME(LOSS)	$ (418,806)	$ (428,459)

Net income(loss) allocated to limited partners	$ (414,618)	$ (424,174)

Net income(loss) allocated general partner	$ (4,188)	$ (4,285)

Net income(loss) per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(19,175,853)	$ (1,778,009)	$ (20,953,862)

Distributions to Investors	-	-	-

Net income (loss)	(950,905)	(9,604)	(960,509)

Partners' capital (deficit), September 30, 2006	$(20,126,758)	$ (1,787,613)	$(21,914,371)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2006	$(297,437)	$ (93,840)	$(391,277)

Distribution to Investors	-	-	-

Net income (loss)	(35,650)	(360)	(36,010)

Partners' capital (deficit) September 30, 2006	$(333,087)	$ (94,200)	$(427,287)

Series 9
Partners' capital (deficit) April 1, 2006	$(5,223,129)	$ (390,979)	$(5,614,108)

Distributions to Investors	-	-	-

Net income (loss)	(187,546)	(1,894)	(189,440)

Partners' capital (deficit) September 30, 2006	$(5,410,675)	$ (392,873)	$(5,803,548)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2006	$ (2,847,140)	$ (225,641)	$ (3,072,781)

Distributions to Investors	-	-	-

Net income (loss)	(158,927)	(1,605)	(160,532)

Partners' capital (deficit) September 30, 2006	$ (3,006,067)	$ (227,246)	$ (3,233,313)

Series 11
Partners' capital (deficit) April 1, 2006	$ (1,693,376)	$ (233,959)	$ (1,927,335)

Distributions to Investors	-	-	-

Net income (loss)	920	9	929

Partners' capital (deficit) September 30, 2006	$ (1,692,456)	$ (233,950)	$ (1,926,406)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2006	$(3,677,520)	$ (297,004)	$(3,974,524)

Distributions to Investors	-	-	-

Net income (loss)	(155,084)	(1,566)	(156,650)

Partners' capital (deficit) September 30, 2006	$(3,832,604)	$ (298,570)	$(4,131,174)

Series 14
Partners' capital (deficit) April 1, 2006	$(5,437,251)	$ (536,586)	$(5,973,837)

Distributions to Investors	-	-	-

Net income (loss)	(414,618)	(4,188)	(418,806)

Partners' capital (deficit) September 30, 2006	$(5,851,869)	$ (540,774)	$(6,392,643)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (960,509)	$ (567,538)
Adjustments
Distributions from Operating Partnerships	3,817	3,805
Amortization	17,395	18,528
Share of (Income)Loss from Operating Partnerships	276,205	(739,938)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,056)	19,799
Decrease (Increase) in other assets	799,797	244,136
(Decrease) Increase in accounts payable affiliates	(259,413)	(602,656)

Net cash (used in) provided by operating activities	(152,764)	(1,623,864)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	180,000
Proceeds from sale of operating Limited Partnerships:	63,496	1,689,252
Investments	-	-

Net cash (used in) provided by investing activities	63,496	1,869,252

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	(1,580,198)

Net cash (used in) provided by financing activity	-	(1,580,198)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,268)	(1,334,810)

Cash and cash equivalents, beginning	3,500,741	4,885,997

Cash and cash equivalents, ending	$ 3,411,473	$ 3,551,187

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (36,010)	$ 253,906
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	-	(309,846)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,000)	25,093
Decrease (Increase) in other assets	808,572	-
(Decrease) Increase in accounts payable affiliates	(695,429)	(130,539)

Net cash (used in) provided by operating activities	68,133	(161,386)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	340,117
Investments	-	-

Net cash (used in) provided by investing activities	-	340,117

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,133	178,731

Cash and cash equivalents, beginning	362,316	237,457

Cash and cash equivalents, ending	$ 430,449	$ 416,188

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (189,440)	$ (248,302)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	193	229
Share of (Income) Loss from Operating Partnerships	-	(16,031)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	2,233
Decrease (Increase) in accounts receivable	(6,175)	325,463
(Decrease) Increase in accounts payable affiliates	151,888	(219,426)

Net cash (used in) provided by operating activities	(45,534)	(155,834)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	16,031
Investments	-	-

Net cash (used in) provided by investing activities	-	16,031

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	(598,125)

Net cash (used in) provided by financing activity	-	(598,125)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,534)	(737,928)

Cash and cash equivalents, beginning	206,104	1,056,510

Cash and cash equivalents, ending	$ 160,570	$ 318,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (160,532)	$ 755,839
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	1,030	1,547
Share of (Income)Loss from Operating Partnerships	32,614	(933,440)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	55,111	(388,684)

Net cash (used in) provided by operating activities	(83,777)	(564,738)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	1,204,109
Investments	-	-

Net cash (used in) provided by investing activities	-	1,204,109

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	(820,590)

Net cash (used in) provided by financing activity	-	(820,590)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,777)	(181,219)

Cash and cash equivalents, beginning	351,299	382,010

Cash and cash equivalents, ending	$ 267,522	$ 200,791

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ 929	$ (447,479)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	757	786
Share of Income(Loss) from Operating Partnerships	122,660	257,372
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,210)	-
Decrease (Increase) in accounts receivable	(2,600)	(29,080)
(Decrease) Increase in accounts payable affiliates	92,579	191,919

Net cash (used in) provided by operating activities	207,115	(26,482)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	207,115	(26,482)

Cash and cash equivalents, beginning	260,979	285,164

Cash and cash equivalents, ending	$ 468,094	$ 258,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (156,650)	$ (453,043)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	4,662	4,878
Share of (Income) Loss from Operating Partnerships	38,027	232,795
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	7,534	(90,508)
(Decrease) Increase in accounts payable affiliates	15,874	94,912

Net cash (used in) provided by operating activities	(90,553)	(210,966)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	62,387	19,460
Investments	-	-

Net cash (used in) provided by investing activities	62,387	19,460

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,166)	(191,506)

Cash and cash equivalents, beginning	996,805	945,602

Cash and cash equivalents, ending	$ 968,639	$ 754,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (418,806)	$ (428,459)
Adjustments
Distributions from Operating Partnerships	3,817	3,805
Amortization	10,753	11,088
Share of (Income)Loss from Operating Partnerships	82,904	29,212
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,380)	(7,527)
Decrease (Increase) in accounts receivable	-	38,261
(Decrease) Increase in accounts payable affiliates	120,564	(150,838)

Net cash (used in) provided by operating activities	(208,148)	(504,458)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	180,000
Proceeds from sale of operating Limited Partnerships:	1,109	109,535
Investments	-	-

Net cash (used in) provided by investing activities	1,109	289,535

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	(161,483)

Net cash (used in) provided by financing activity	-	(161,483)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(207,039)	(376,406)

Cash and cash equivalents, beginning	1,323,238	1,979,254

Cash and cash equivalents, ending	$ 1,116,199	$ 1,602,848

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2006 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2006, the
Partnership has accumulated unallocated acquisition amortization totaling
$556,666. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 2006 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $6,186, $32,963, $24,237, $149,182, and
$344,098, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at September 30, 2006 and 2005 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

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

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(Unaudited)

The partnership management fee accrued for the quarters ended September 30, 2006 and 2005 are as follows:

	2006	2005
Series 7	$ 15,365	$ 19,704
Series 9	86,040	109,235
Series 10	55,968	78,571
Series 11	77,726	81,420
Series 12	82,614	94,734
Series 14	166,665	60,900

	$ 484,378	$ 444,564

As of September 30, 2006, an affiliate of the general partner advanced a total of $903,646 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $1,389 was advanced during the quarter ended September 30, 2006. Below is a table that breaks down the total advances, by series as of September 30, 2006.

2006
Series 7	$318,393
Series 11	76,895
Series 12	324,888
Series 14	183,470

$903,646

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2006 and 2005 the Partnership had limited partnership interests in 252 and 273 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2006 and 2005 by series is as follows:

	2006	2005
Series 7	8	9
Series 9	40	40
Series 10	35	40
Series 11	37	40
Series 12	44	51
Series 14	88	93

	252	273

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2006 and 2005 by series are as follows:

	2006	2005
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

Boston Capital Tax Credit Fund II L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the six months ended September 30, 2006 the partnership disposed of five of the operating limited partnerships. A summary of the dispositions by Series for September 30, 2006 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	-	4	62,387	62,387
Series 14	-	1	1,109	1,109
Total	-	5	$63,496	$63,496

During the six months ended September 30, 2005 the partnership disposed of three of the operating limited partnerships and received additional proceeds from a operating limited partnership which was disposed of in the prior year. A summary of the dispositions by Series for September 30, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 7	-	1	$340,117	$309,846
Series 9	-	1	16,031	16,031
Series 10	-	1	1,204,109	1,070,408
Series 11	-	-	-	-
Series 12	-	-	19,460	19,460
Series 14	-	-	109,535	109,535
Total	-	3	$1,689,252	$1,525,280

* Partnership proceeds from disposition includes additional proceeds received for a sale of an operating partnership recorded as of March 31, 2005, of $30,271 for Series 7, $133,701 for Series 10, $19,460 for Series 12, and $109,535 for Series 14.

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

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2006.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2006	2005

Revenues
Rental	$ 594,709	$ 740,565
Interest and other	95,331	75,023
	690,040	815,588

Expenses
Interest	247,783	291,599
Depreciation and amortization	169,212	219,336
Operating expenses	511,991	546,760
	928,986	1,057,695

NET LOSS	$ (238,946)	$ (242,107)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (236,557)	$ (239,686)

Net loss allocated to other partners	$ (2,389)	$ (2,421)

*Amounts include $236,557 and $239,686 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2006	2005

Revenues
Rental	$ 3,775,964	$ 3,705,184
Interest and other	177,091	123,334
	3,953,055	3,828,518

Expenses
Interest	951,514	847,489
Depreciation and amortization	1,090,562	1,074,739
Operating expenses	2,658,485	2,438,411
	4,700,561	4,360,639

NET LOSS	$ (747,506)	$ (532,121)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (740,031)	$ (528,167)

Net loss allocated to other partners	$ (7,475)	$ (3,954)

*Amounts include $740,031 and $528,167 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2006	2005

Revenues
Rental	$ 2,628,555	$ 3,308,215
Interest and other	194,606	169,497
	2,823,161	3,477,712

Expenses
Interest	656,282	774,354
Depreciation and amortization	710,028	960,893
Operating expenses	1,759,041	2,175,461
	3,125,351	3,910,708

NET LOSS	$ (302,190)	$ (432,996)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (299,168)	$ (428,666)

Net loss allocated to other partners	$ (3,022)	$ (4,330)

*Amounts include $266,554 and $291,698 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2006	2005

Revenues
Rental	$ 3,543,177	$ 3,575,971
Interest and other	783,416	2,587,359
	4,326,593	6,163,330

Expenses
Interest	865,222	882,277
Depreciation and amortization	1,087,159	1,159,364
Operating expenses	2,378,210	2,730,669
	4,330,591	4,772,310

NET INCOME(LOSS)	$ (3,998)	$ 1,391,020

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (3,958)	$ 1,377,110

Net income(loss) allocated to other partners	$ (40)	$ 13,910

*Amounts include $118,702 and $1,634,482 for 2006 and 2005, respectively, of gains not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2006	2005

Revenues
Rental	$ 3,809,703	$ 4,164,548
Interest and other	241,876	189,066
	4,051,579	4,353,614

Expenses
Interest	860,333	975,479
Depreciation and amortization	1,078,424	1,250,836
Operating expenses	2,827,621	2,919,139
	4,766,378	5,145,454

NET LOSS	$ (714,799)	$ (791,840)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (707,651)	$ (783,922)

Net loss allocated to other partners	$ (7,148)	$ (7,918)

*Amounts include $607,237 and $531,667 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2006	2005

Revenues
Rental	$ 8,257,740	$ 8,368,073
Interest and other	463,357	282,572
	8,721,097	8,650,645

Expenses
Interest	1,670,082	1,769,713
Depreciation and amortization	2,402,184	2,598,599
Operating expenses	5,647,282	5,925,627
	9,719,548	10,293,939

NET LOSS	$ (998,451)	$(1,643,294)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (988,466)	$(1,626,861)

Net loss allocated to other partners	$ (9,985)	$ (16,433)

*Amounts include $904,453 and $1,488,115 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of September 30, 2006 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of September 30, 2006 in the amount of $294,593. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the quarter ended September 30, 2006 the Partnership accrued $484,378 in annual partnership management fees, and paid $721,340 in accrued outstanding partnership management fees to BCAMLP. As of September 30, 2006 the accrued partnership management fees totaled $28,082,903. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy such liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of September 30, 2006 the Partnership had $3,411,469 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BAC's sold, final date BAC's were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BAC's	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	8	$ 430,449
9	41,574,018	4,178,029	05/04/90	40	160,569
10	24,288,997	2,428,925	08/24/90	35	267,522
11	24,735,002	2,489,599	12/27/90	37	468,094
12	29,710,003	2,972,795	04/30/91	44	968,636
14	55,728,997	5,574,290	01/27/92	88	1,116,199

	$186,398,017	18,679,738		252	$3,411,469

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,11,12 and 14 as of September 30, 2006 are $233,186, $22,528, $624,163 and $899,492, respectively.

(Series 8) No BAC's with respect to Series 8 were offered.

(Series 13) No BAC's with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of September 30, 2006 and 2005 the Partnership held limited partnership interests in 252 and 273 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended September 30, 2006 and 2005 were $353,956 and $545,569, respectively.

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

(Series 7)

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2006 all of which were 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 7 reflects net loss from Operating Partnerships of $(238,946) and $(242,107), respectively, which includes depreciation and amortization of $169,212 and $219,336, respectively.

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

Hillandale Park (Hillandale Commons Limited Partnership) is a 132-unit family development in Lithonia, Georgia, approximately 20 miles from downtown Atlanta. Occupancy suffered in the competitive Georgia market, hitting a low of 79% in July 2005. Consequently, the property expended ($76,141) in 2005 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and added this property as one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 94% in the first three quarters of 2006 and is presently at 95% as of September 2006. The compliance period expired at the end of 2004 and the Operating General Partner is exploring its options to re-syndicate or refinance; either option would include purchasing the Investment Limited Partner's interest.

(Series 9)

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%. The series had a total of 40 properties at September 30, 2006. Out of the total, 38 were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 9 reflects loss from Operating Partnerships of $(747,506) and $(532,121), respectively, which includes depreciation and amortization of $1,090,562 and $1,074,739, respectively.

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

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager and advertising in local publications. Management is currently placing flyers at local malls and other public facilities and is offering incentives of two months free rent plus an additional $100 off if a flyer is returned. Although the property is still operating below breakeven, Management's leasing efforts have started to take effect, with improved cash flow and increased occupancy over the first three quarters of 2006. Average occupancy for the third quarter of 2006 was up to 79% from 71% in the first quarter and average 2006 year to date occupancy is 75%, as compared to 61% in 2005. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four year loan with the first two years requiring monthly interest payments only.

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

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. The property expended $3,000 in 2005. Although 2005 occupancy averaged 98%, the property operated below break even because expenses related to damage repair from Hurricane Ivan exceeded insurance proceeds by $15,000 and were recognized as an expense in 2005. The property's operations have been strong in 2006. Through the third quarter of 2006, occupancy has averaged 96% and the property has been able to generate cash for three consecutive quarters.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. The average occupancy during 2004 was 70% and has improved to an average occupancy of 96% through the fourth quarter of 2005. As of March of 2006, this property was operating with a physical occupancy of 94% and the property continues to operate with 97% through the third quarter. The Operating General Partner is interested in purchasing the Investment Limited Partnership interest at the end of the compliance period. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The Operating General Partner continues to support the Operating Partnership financially. According to the 2005 Audit, the Operating General Partner funded operating deficit of $26,992 in 2005. The mortgage, insurance and payables are current. The tax credit compliance period for this partnership ended on December 31, 2005.

Surry Village II Limited Partnership, (Surry Village II) is a 24-unit development located in Spring Grove, Virginia. The property operated below breakeven in 2005 and through the third quarter of 2006. The property is currently under a workout plan resulting from an under funded replacement reserve that allows for reduced debt service. In general, the property struggles with tenant retention and low rental rates. Management felt that it was due to the lack of cable providers in the area and poor television reception. The property also is located in a very isolated rural area with little local employment. The property does not have rental assistance and has difficulty finding qualified residents. Management was able to find a satellite cable provider who deals directly with the residents. This new amenity has helped attract new residents, which resulted in an increase in occupancy in the first quarter of 2006. The on-site manager continues to organize resident functions and "block parties" in an effort to improve retention. Occupancy has steadily improved through 2006 and the property was 96% occupied at the end of the third quarter of 2006. A rent increase of $15 per unit went into effect January 1, 2006 and helped reduce the property's negative cash flow. The Investment General Partner will continue to monitor the Operating Partnership on a monthly basis until it is able to consistently operate above breakeven.

Springfield Housing Associates, Limited Partnership (Pine Woods Apartments) is a 168-unit property located in Springfield, Illinois. The property suffered from low occupancy and operated below breakeven in 2005, but showed a significant improvement in 2006. The property is operating with an average occupancy of 93% through September 2006. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. The Operating General Partner reported that a tornado struck the property in April 2006, causing damage to roofs, siding, gutters, window screens and trees. No residential units were made uninhabitable by the storm. All damage was covered by insurance with the exception of some downed trees. The majority of repairs are complete and insurance claims have been submitted. A put option for the sale of the Investment Limited Partner's interest will be exercised upon the end of the compliance period in January, 2007. The mortgage, real estate taxes and insurance are all current.

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

In December 2004, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") negotiated a sale of its Investment Limited Partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the Operating General Partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the Investment Limited Partner interest occurred in the first quarter of 2005. Of the total Investment Limited Partner proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the net proceeds $232,000 was distributed to the investors. The investor per BAC distributions was $.056. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $21,560 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $620,440 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the overhead and expense reimbursement and the Operating Partnership's investment balance at the time of the sale, has been recorded in the amount of $779,369 as of March 31, 2005. In the current year $9,060 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's. In the prior year a reduction in the amount of $12,500 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In October 2004, the Operating General Partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the Investment Limited Partner after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were

$485,000. Of the net proceeds received $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $68,750 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $191,250 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $416,250 as of March 31, 2005. In the prior year $59,750 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

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

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Breezewood RRH, Ltd., (Breezewood Village II) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the Investment Limited Partner of $56,124. Of the total Investment Limited Partner proceeds received, $3,570 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $27,342 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,538 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the Investment Limited Partner of $44,408. Of the total Investment Limited Partner proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,244 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,177 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the Investment Limited Partner of $58,327. Of the total Investment Limited Partner proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $17,185. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,243 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $35,428 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 (the "Investment Limited Partner") sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $ 2,725,687 and proceeds to the Investment

Limited Partner of $109,027. Of the total Investment Limited Partner proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. Of the remaining proceeds, the net distribution to investors was $39,961. This represents a per BAC distribution of $0.010. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $52,861 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $92,822 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

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

Operating Partnership to zero. Accordingly, a gain on the sale of the

Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,362 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

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

(Series 10)

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 35 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 10 reflects net loss from Operating Partnerships of $(302,190) and $(432,996), respectively, which includes depreciation and amortization of $710,028 and $960,893, respectively.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 was 58%. Second quarter operating results have not been reported by the Operating General Partner due to the impending foreclosure that was scheduled for August 25, 2005. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 is needed to address deferred maintenance repairs. The Operating General Partner did not fund any capital improvements. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. The Operating Partnership was unable to support the mortgage payments, which resulted in the payments becoming more than 12 months delinquent. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and started foreclosure proceedings against the property. The Operating General Partner appealed the foreclosure actions, which the court rejected in June 2005. A disposition analysis performed by the Investment General Partner has indicated that the property's current value is less than the current mortgage balance. Therefore, it is in the Investment Partnership's best interest that no additional capital be invested into the project and that it be allowed to go to foreclosure. The Operating Partnership's compliance period ended December 31, 2004; therefore, there will be no loss of credit or recapture of credits previously taken in the event of foreclosure. The property received a notice of foreclosure in August of 2005, which included a six-month redemption clause. No steps were taken on the redemption and the foreclosure was finalized in January 2006. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the foreclosure of the Investment Limited Partner Interest has been recorded.

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. The property also suffered from deferred maintenance. To make the necessary repairs, the management company had estimated that approximately $80,000 would be needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrows were not been properly funded. The Operating Partnership had also been unable to support debt payments, and the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and initiated foreclosure proceedings. The Operating Partnership has gone through two court appeals to stop the foreclosure process and both were denied. In November 2004, the Operating Partnership filed a suit with the Federal District court to contest the foreclosure proceedings but it was denied in April 2005. While the property was in the redemption period of foreclosure, the Operating General Partner provided a deed in lieu of foreclosure to Rural Development to avoid any liability with the property during the redemption period. A disposition analysis performed by the Investment General Partner had indicated that the property's current value was less than the mortgage balance at the time of analysis. The Operating Partnership's compliance period ended December 31, 2004; therefore, there will be no loss of credit or recapture of credits previously taken. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the foreclosure of the Investment Limited Partner Interest has been recorded.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the third quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the 2005 performance when break-even operations were not achieved and average occupancy was 79%. This improvement was due to better marketing and improved collections. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management continues to focus on improving rent collections. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. In September 2006, they were able to collect 100% of the rental income, an improvement over the $1,870 average monthly delinquency in 2005. The mortgage, taxes and insurance payments are all current. The Investment General Partner will continue to monitor the property's performance. While the compliance period expired on December 31, 2005, the Operating General Partner was recently awarded tax credits for resyndication of the property and is pursuing a sale which would take the Investment Limited Partner out of the deal.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having occupancy and collection problems in the first quarter of 2006, with delinquencies of 26% of the rental income and occupancies in the low 80's. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager aggressively pursued evictions, but also increased marketing to lease the vacated units. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Due to the above, occupancy increased to 92% at the end of September 2006. Although delinquencies have been reduced to 9% of the total revenues, it remains a challenge. The site manager continues to make personal visits to the delinquent residents on a daily basis and file evictions when necessary. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. While the compliance period expired on December 31, 2005, the Operating General Partner was recently awarded tax credits for resyndication of the property and is pursuing a sale which would take the Investment Limited Partner out of the deal.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete with rental assistance properties and is suffering due to a loss of industry in the area. As a result, the property persistently struggles to remain occupied. Throughout the third quarter 2006, occupancy averaged 90%. In the past, Management has made several attempts to obtain real estate tax abatements for the property and has been unsuccessful. In addition, management has worked with the State to apply for project-based Section 8; however, to date no awards have been given. An approved work-out plan is in effect to re-establish reserves. All insurance, real estate tax and mortgage payments are current. To date the Operating General Partner has funded the cash deficit by accruing payables and has funded an advance in the amount of ($18,268). The compliance period ended in 2005 and the Investment Limited Partner is discussing potential disposition strategies with the Operating General Partner. The sale of Great Falls was approved by the Dispositions Committee in October 2006 and is expected to close in March 2007.

In December 2004, Boston Capital Tax Credit Fund II - Series 10 (the "Investment Limited Partner") negotiated a partial sale of its Investment Limited Partner interest in Pedcor Investments 1989-X (Mann Village II) to the Operating General Partner. In December 2004, 24.99% of the Investment Limited Partner interest was transferred to the Operating General Partner for proceeds to the Investment Limited Partner of $131,060. In addition, the Investment Limited Partner and the Operating General Partner negotiated a put option regarding the future transfer of the remaining Investment Limited Partner interest. The sale of remaining Investment Limited Partner interest occurred in the first quarter of 2006. With the exercise of the Investment Limited Partner's put option, the Operating General Partner assumed the Operating Partnership's outstanding mortgage, which is approximately $3,049,000. In addition, the Operating General Partner paid additional estimated proceeds to the Investment Limited Partner of $489,440 for the remaining interest. Of the total Investment Limited Partner proceeds received, $32,000 represented payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner. In addition from the partial sale and put option, approximately $163,060 was distributed to the investors. The investor per BAC distributions was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $425,440 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $12,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $412,940 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the Investment Partnership's remaining investment in the

Operating Partnership in accordance with the equity method of accounting.

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

Briarwood of Middleburg (Briarwood Apartments) has entered into an agreement to sell the property to an entity affiliated with the current Operating General Partner. The transaction is anticipated to close in the fourth quarter of 2006. The sales price for Briarwood Apartments is $1,524,779 which includes the outstanding mortgage balance of approximately $1,448,443 and proceeds to the Investment Partnership of $22,387. Of the total Investment Partnership proceeds anticipated to be received, $13,387 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $9,000 represents proceeds from the sale. Of the remaining proceeds of $9,000, it is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. No proceeds are anticipated to be returned to cash reserves held by BCTC Fund II LP - Series 10.

Morgantown Properties (Sunmark Apartments) received an offer from an entity related to the Operating General Partner. The transaction is anticipated to close in the fourth quarter of 2006. The sales price is $908,695 which includes the outstanding mortgage balance of approximately $748,195 and proceeds to the Investment Partnership of $160,500. Of the total Investment Partnership proceeds anticipated to be received, $11,250 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $149,250 represents proceeds from the sale. Of the remaining proceeds, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. Proceeds from the sale of assets of $141,750 will be returned to cash reserves held by BCTC Fund II - Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11)

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 37 properties, all of which were 100% at September 30, 2006.

For the period ended September 30, 2006 and 2005, Series 11 reflects net loss from Operating Partnerships of $(3,998) and net income from Operating Partnerships of $1,391,020, respectively, which includes depreciation and amortization of $1,087,159 and $1,159,364, respectively.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. Through 2005 occupancy averaged 88%. Average occupancy for the three quarters of 2006 was 88%. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property being 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow, resulting in below breakeven operations. However, in December 2005, the permanent mortgage was fully paid off, and cash flow will increase by $7,466 a month, allowing the property to start operating above breakeven. Through March of 2006, the property is operating at breakeven. The Investment General Partner will continue monitoring the property's performance on a quarterly basis. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005. The Operating General Partner has been contacted regarding exit options for the Investment General Partner.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the third quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the 2005 performance when breakeven operations were not achieved and average occupancy was 79%. This improvement was due to better marketing and improved collections. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management continues to focus on improving rent collections. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. In September 2006, they were able to collect 100% of the rental income, an improvement of the $1,870 average monthly delinquency in 2005. Mortgage, taxes and insurance payments are current. The Investment General Partner will continue to monitor the property's performance. While the compliance period expired on December 31, 2005, the Operating General Partner was recently awarded tax credits for resyndication of the property and is pursuing a sale which would take the Investment Limited Partner out of the deal.

Denmark Limited Partnership L.P. II (Fairridge Lane Apartments) is a 24-unit property located in Denmark, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The reasons for the cash flow deficit include declining occupancy, insufficient rental rates, and additional replacement reserve funding per the Rural Housing workout plan. Throughout the third quarter of 2006, the property has further declined to 83% average occupancy from 92% during the second quarter. Management will continue to market through local media and civic organizations. Mortgage, taxes, insurance and payables to non-related entities are current. The Operating General Partner's Guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.

Franklin School Associates (Franklin School Apartments) performance has suffered from two factors: seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months; and landlord payment of heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005 respectively. The Investment General Partner funded the deficits. For the full year 2005, the Investment General Partner funded $76,495.

In mid-2005, the Investment General Partner asked the lender, Midland Loan Services, to consider restructuring the loan. The request was denied by Midland. In the first quarter of 2006, due to insufficient cash flow, the Partnership started making partial monthly payments (excluding insurance and tax escrows) on its first mortgage and ceased to make payments on the Montana Board of Housing's (BOH) second mortgage. In July of 2006, the first mortgage lender issued a demand and acceleration letter and on August 14, 2006 notified the Partnership that it had scheduled a Trustee Sale for December 29, 2006.

In August 2006, the Montana Board of Housing conducted an inspection where it found numerous physical and files deficiencies and issued several 8823s. The management company resigned. The Partnership engaged the local Section 8 administrator, Opportunities Inc., to manage the property, but the BOH perceived a potential conflict and demanded that Opportunities Inc resign. Negotiations are under way to engage another management company acceptable to the BOH.

The Investment General Partner has identified a broker who will market Franklin School in order to satisfy the debt. There is a high probability that the property will be disposed of either through sale or a consensual transfer of the property to the lender soon after the end of the compliance period, which is December 31, 2006.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having occupancy and collection problems in the first quarter of 2006, with delinquencies of 26% of the rental income and occupancies in the low 80's. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager aggressively pursued evictions, but also improved marketing to lease the vacated units. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Due to the above, occupancy increased to 92% at the end of September 2006. Although delinquencies have been reduced to 9% of the total revenues, it remains a challenge. The site manager continues to file evictions and make personal visits to the delinquent residents on a daily basis. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. While the compliance period expired on December 31, 2005, the Operating General Partner was recently awarded tax credits for resyndication of the property and is pursuing a sale which would take the Investment Limited Partner out of the deal.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with compliance ending in 2006. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers; a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. In 2005 the property averaged 73% occupancy, and lost cash of ($11,919). Average occupancy through the second quarter of 2006 is 74% and the property has lost cash of ($19,564). The town recently approved the development of a golf course and single family homes nearby. The Operating General Partner is optimistic that these businesses may bring in much needed service people that would income qualify for the apartments. The Operating General Partner continues to fund all operating deficits.

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

On March 30, 2006, the Partnership entered into a Purchase and Sale agreement with a non-affiliated entity to purchase the land owned by the property. The sale is expected to occur in the first quarter of 2007. The purchase price for the land is $1,405,041. In addition, the buyer will reimburse the Partnership $161,037 for debris removal as a result of the hurricanes. The Investment Partnership has received a $7,500 non-refundable deposit from the buyer. The anticipated proceeds from the sale of the asset and distribution of the insurance proceeds are expected to return proceeds to the Investment Partnership of approximately $1,050,518. Of the total Investment Partnership proceeds anticipated to be received, $7,500 will be paid to BCAMLP for expenses related to the sale which include but is not limited to third party legal costs. The anticipated remaining proceeds of $1,043,018 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In February 2006, BCTC Fund II - Series 11 transferred its interest in Forest Glade, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,450,640 and cash proceeds to the Investment Limited Partner of $58,026. Of the proceeds received $8,074 represent reporting fees due an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $42,952 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,952 as of March 31, 2006.

(Series 12)

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 44 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 12 reflects net loss from Operating Partnerships of $(714,799) and $(791,840), respectively, which includes depreciation and amortization of $1,078,424 and $1,250,836, respectively.

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

Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois consists of 24 units. The Co-Operating General Partner of the Partnership entered into an agreement to assume the outstanding mortgage of the property and redeem the interests of the Investment Limited Partner, the Special Limited Partner, and the other Co-Operating General Partner. The transaction closed on September 15, 2006. After assumption of the outstanding mortgage balance of approximately $349,210, the cash proceeds to the Investment Limited Partner was $80,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the Investment Partnership. $7,500 was paid to BCAMLP for expenses incurred as a result of the redemption transaction, which include but are not limited to third party legal costs. The remaining proceeds of $42,500 will be returned to cash reserves held by BCTC Fund II - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $42,500 as of September 30, 2006.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the third quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over its 2005 performance when break-even operations were not achieved and average occupancy was 79%. This improvement was due to better marketing and improved collections. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area. Management continues to focus on improving rent collections. The site manager sets up payment plans with residents and aggressively files notices on those who are consistently delinquent. In September 2006, they were able to collect 100% of the rental income, an improvement of the $1,870 average monthly delinquency in 2005. Mortgage, taxes and insurance payments are current. The Investment General Partner will continue to monitor the property's performance. The compliance period expired on December 31, 2005. While the compliance period expired on December 31, 2005, the Operating General Partner was recently awarded tax credits for resyndication of the property and is pursuing a sale which would take the Investment Limited Partner out of the deal.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having occupancy and collection problems in the first quarter of 2006, with occupancies in the low 80's and delinquencies of 26% of the rental income. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager aggressively pursued evictions, but also improved marketing to lease the vacated units. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Due to the above, occupancy increased to 92% at the end of September 2006. Although delinquencies decreased to 9% of the total revenues rent, it remains a challenge. The site manager continues to file evictions and make personal visits to the delinquent residents on a daily basis. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. While the compliance period expired on December 31, 2005, the Operating General Partner was recently awarded tax credits for resyndication of the property and is pursuing a sale which would take the Investment Limited Partner out of the deal.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit development located in Eufala, AL. The property location is rural with a stagnant economy. The local housing authority closed the Section 8 Program in 2005 due to state cutbacks. The lack of rental assistance has severely affected the project's occupancy, as without it none of the prospective residents can afford the rents. The project's occupancy averaged 65% through the third quarter. Management continues to market and offer rental concessions and is working with the local housing authority and other civic organizations. In the fourth quarter of 2006, the Operating General Partner will again petition Rural Development with the hope of receiving relief in the form of rental assistance. The Operating General Partner's operating deficit guarantee expired in 2001 of which he had funded $67,586 toward the partnership. Current deficits have been subsidized by under funding the required replacement reserve. An approved work-out plan is in effect and the property is not in danger of default. All insurance, real estate tax and mortgage payments are current. Credit delivery ended in 2001 and the community's compliance period expires in 2006.

Springfield Housing Associates, Limited Partnership (Pine Woods Apartments) is a 168-unit property located in Springfield, Illinois. The property suffered from low occupancy and operated below breakeven in 2005, but showed a significant improvement in 2006. The property is operating above breakeven in 2006 with an average occupancy of 93% through September 2006. Management improved their marketing effort through the use of billboards, bus-boards, newspaper ads, and flyers. The Operating General Partner reported that a tornado struck the property in April, causing damage to roofs, siding, gutters, window screens and trees. No residential units were made uninhabitable by the storm. All damage was covered by insurance with the exception of some downed trees. The majority of repairs are complete and insurance claims have been submitted. A put option for the sale of the Investment Limited Partner's interest will be exercised upon the end of the compliance period in January, 2007. The mortgage, real estate taxes and insurance are all current.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy in 2005 was 83%. Due to the low occupancy the property operated below breakeven. Displaced Hurricane Katrina victims started to move into the property in the late summer of 2005 increasing occupancy. Through the third quarter of 2006 the property had an average occupancy of 93%. Occupancy began to drop in July 2006 and has been averaging in the low 80's during the third quarter. The drop in occupancy has caused the property to expend cash during the third quarter of 2006. Management is working to increase occupancy with increased advertising, outreach to local businesses, and the local housing authority. Management is confident that occupancy will improve within the next few months. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current.

Brandywood Apartments (Brandywood Limited Partnership) is a 54-unit complex located in Oak Creek, Wisconsin. In an effort to improve operations, the Operating General Partner transferred management to Affiliated Management Group ("Affiliated") in April 2005. Affiliated was able to lower property taxes and administrative expenses and decrease utility expenses as a result of the installation of more energy efficient fixtures. In addition, Affiliated implemented an outreach program to area businesses and offered a rental incentive in the fourth quarter of 2005 of one month free. Although the property expended cash of approximately $80,000 in 2005 and the Investment Limited Partner advanced over $105,000 to fund operating deficits, Affiliated's efforts proved successful. Occupancy rose significantly in the fourth quarter of 2005 and the property was able to maintain an average occupancy of 98% for the first half of 2006. In addition, the property began generating cash in the second quarter of 2006. Due to a number of lease expirations and another change in management, the 2006 third quarter occupancy dropped to 86% while the average year to date for 2006 occupancy was at 94%.

The Operating Partnership of Brandywood Apartments entered into a Purchase and Sale Agreement with a third party buyer to purchase the property for a purchase price of $2,500,000. A sale is anticipated to occur in the first quarter of 2007, when the mortgage is eligible for prepayment. In June 2006, Affiliated notified the Investment General Partner they would be terminating their management agreement effective July 31, 2006, due to the impending sale. On August 1, 2006, the buyer assumed management of the property and will continue to manage the property until the sale in 2007.

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

In August 2006, BCTC Fund II - Series 12 transferred its interest in Bucksport Park Associates, LP to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,334,233 and cash proceeds to the Investment Limited Partner of $16,803. Of the proceeds received $7,290 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,445 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $8,068 will be returned to cash reserves held by BCTC Fund II LP - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $8,068 as of September 30, 2006.

In August 2006, BCTC Fund II - Series 12 transferred its interest in Cornish Park Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,417,111 and cash proceeds to the Investment Limited Partner of $23,612. Of the proceeds received $14,455 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,391 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $7,766 will be returned to cash reserves held by BCTC Fund II LP - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $7,766 as of September 30, 2006.

In August 2006, BCTC Fund II - Series 12 transferred its interest in Nanty Glo House Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,437,378 and cash proceeds to the Investment Limited Partner of $21,585. Of the proceeds received $16,806 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $726 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $4,053 will be returned to cash reserves held by BCTC Fund II LP - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $4,053 as of September 30, 2006.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40 unit family development located in Nicholasville, KY. The development first delivered credits in 1991 and the LIHTC compliance period expires in 2006. Through September of 2006 the partnership's prorated operations are projected to generate an annualized cash expenditure of approximately $25,000, due to high operating expenses, which exceed the prior year's state average by 12%, and low occupancy, which has averaged 88% through the third quarter of 2006. Operating expenses are primarily driven by high administrative expenses, which are the result of high maintenance payroll expenses, and high maintenance expenses which are driven by unit turnover expenses. Low occupancy is the result of the property's advanced age, which has made it uncompetitive in the local rental market. Management continues to lose residents to newer developments offering more space and more amenities. In the coming months management believes that it may be necessary to transfer unused rental assistance payments from other properties under its management umbrella to Briarwick in order to preserve the benefit. Investment General Partner will monitor this possibility closely as it would greatly benefit operations at Briarwick. The Investment General Partner will work with the Operating General Partner to reduce administrative expenses and maximize resident retention. In the coming months the Investment Limited Partner will explore the possibility that its interest in the partnership could be sold to the Operating General Partner or a third party. The mortgage, real estate taxes and insurance payments are current. The Operating General Partner's obligation to fund operating deficits is limited to $50,840 per year.

Los Caballos II Limited Partnership (Los Caballos II Apartments) is a 24 unit, family complex located in Hatch, New Mexico. Flash floods on August 14, 2006 caused significant damage to the property. The county building inspector has been to the property and is in the process of determining if the property is a complete loss. The Operating General Partner was waiting for Rural Development (RD) to approve rebuilding the property on the existing site before expending any time or money to determine the loss. The Operating General Partner received approval to rebuild the property on the existing site from RD on October 6, 2006. The Operating General Partner is now seeking bids for removal of the dirt around the structures so the insurance adjusters can make a final determination about losses. The Operating General Partner did have flood insurance of $250,000 per building for 3 buildings, which will not be sufficient to rebuild if it is determined to be a total loss. The Operating General Partner has indicated they will apply for FEMA funds, which could cover up to 75% of the difference between the insurance proceeds and the cost to re-build. The Operating General Partner has also indicated that RD has agreed to suspend all mortgage payments until the property has been reconstructed. The Operating General Partner is estimating it will take 18 months to rebuild the property if it is determined to be a complete loss.

(Series 14)

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 88 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 14 reflects net loss from Operating Partnerships of $(998,451) and $(1,643,294), respectively, which includes depreciation and amortization of $2,402,184 and $2,598,599 respectively.

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

Summer Lane Limited Partnership (Summer Lane Apartments) is a 24 unit, family complex located in Santee, SC. Occupancy continues to maintain an average occupancy of 96% throughout third quarter 2006. The re-amortization of the loan in 2005 has allowed the partnership to reduce the mortgage payment amount and has enabled the property to work towards the goal of bringing the replacement reserve account current through the Rural Housing approved workout plan. The 2005 year end audit reported that the property generated $21,502 in cash and the first quarter unaudited numbers indicate that the property continues to operate above breakeven. The short-term payables of $35,793 are due to an affiliated management company. All insurance, real estate tax and mortgage payments are current. The Operating General Partner's operating deficit guarantee is unlimited in time and amount. The final year of Tax Credit delivery was 2001 and the compliance period for the property ends in 2006. The Investment General Partner will continue to work with management regarding operations and payables, as well as monitor the replacement reserve funding.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property operated with an average occupancy of 87% for the year 2005. Despite operating expenses that are below the state average, the low rental rates in the area combined with the low average occupancy prevented the property from achieving breakeven operations through the fourth quarter of 2005. The Partnership defaulted on its mortgage in January 2005. The Lender, GMAC Commercial Mortgage Corporation, agreed to reduce its monthly payments to cash flow payments. The Operating General Partner, who had historically supported the property, ceased support. In the fourth quarter of 2005, GMAC proceeded to foreclose its mortgage on the property. In December, 2005, an affiliate of the Operating General Partner loaned the Partnership funds to redeem the property at the foreclosure sale. The property remained in compliance throughout its compliance period, which ended December 31, 2005. In October 2006, BCTC Fund II LP - Series 14 transferred 49% of its interest in Woodfield Commons Limited Partnership to an affiliate of the Operating General Partner for its assumption of 49% if the outstanding mortgage balance and proceeds to the Investment Limited Partnership of $25,000. Of the proceeds received, $17,500 represent reporting fees due to an affiliate of the Investment Limited Partnership and the remaining proceeds of $7,500 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. In November 2007, the Investment Limited Partnership will transfer the remaining 51% of its Interest in Woodfield Commons Limited Partnership for the assumption of the 51% of the then outstanding mortgage balance and proceeds of $25,000. Of the proceeds to be received, $3,750 will be paid to an affiliate of the Investment Partnership for reporting fees and the remaining proceeds of $21,250 will be returned to cash reserves held by BCTC Fund II LP - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. Occupancy has been a problem the past three years, and to increase occupancy, the Operating Partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development. The management company advertises in local publications and requests referrals from local agencies. They have also advertised in surrounding towns to increase potential traffic. As a result, occupancy increased slightly from 79% in the fourth quarter of 2005 to 83% in the third quarter of 2006. The Operating General Partner funds all operating deficits. The Investment General Partner continues to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit property for families, located in Okemah, OK. The average occupancy for the third quarter of 2006 was 86%, an improvement over the 2005 average of 75%. As a result of the improved occupancy and a rent increase approved by Rural Development, it operated above breakeven. The improvement was due to the repair and renovation of the 8 units that were left uninhabitable by the previous site manager in mid-2005. Since the replacement reserve had been depleted, the Operating General Partner funded these repairs. On December 15, one of the duplex buildings had a fire, which resulted in both three-bedroom units being damaged. Due to the extent of the damage, complete demolition and rebuilding is necessary. An insurance claim was filed and the proceeds of $145,324 were received in March 2006. USDA-RD approved the work in May 2006 and applications for building permits were submitted the same month. Demolition work commenced in June 2006 and is now complete. In September 2006, the partnership was notified by USDA-RD that it has been selected to participate in the Multifamily Preservation and Revitalization Restructuring (MPR) Demonstration Program to restructure the first permanent loan. The proposal includes deferring annual principal and interest payments of approximately $5,000 for 20 years, an additional rehabilitation loan of $265,030 with payments deferred for 20 years, and using the insurance proceeds to fund the replacement reserve account rather than rebuilding the fire-damaged duplex building. Because the compliance period will expire December 31, 2007, the Investment General Partner estimated recapture and penalties of only $6,800. Per the Partnership Agreement, this amount should be repaid by the Operating General Partner. The Investment General Partner is currently reviewing this proposal. The tax, insurance, and mortgage payments are all current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. In 2005 occupancy averaged 78% and the property operating below breakeven. The Operating Partnership suffers from inadequate rental assistance. Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all eight of the property's non-subsidized units. Through the third quarter of 2006, occupancy averaged 77%. Expenses are lower then the state averages for this property and historically the property has been able to generate cash at 83% occupancy. The mortgage and the taxes are current. Management has increased local advertising and marketing for this property. The property is also offering first month rent free as a new promotion.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. The property operated below breakeven in 2005 even with a workout plan with Rural Development that called for reduced debt service payments. Average occupancy was 70% in 2005. Occupancy improved by year end and has averaged 80% through the third quarter of 2006. Despite improving occupancy, the property still operated below breakeven through the third quarter. Management felt that the on-site manager was not properly leasing the property and replaced her in 2005. The property is located in a very rural area and the property suffers from lack of qualified applicants and rental assistance. The property is out of its initial 15-year compliance period and the Operating General Partner is working towards resyndicating and rehabbing the property.

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

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28 unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of 12 units. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, namely involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of

Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect and USDA Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December there were 12 move-ins into the 12 rebuilt units. As of January 4, 2006, occupancy for the entire complex was back at 100%. On January 6, 2006, the general contractor submitted its final pay request. This request was approved by USDA Rural Development on January 12, 2006 and a check was disbursed on February 1, 2006 to the general contractor and architect. A check was disbursed to the subcontractor on February 12, 2006. The general contractor provided a lien waver for the full amount of its contract including lien wavers for all subcontractors prior to receiving the funds from the retainage account. These funds, including interest on the retainage account, were fully disbursed by March 7, 2006. The Investment General Partner received copies of this documentation.

Rosewood Manor Limited (Rosewood Manor Apartments) is a 43-unit development for the elderly located in Ellenton, Florida. The property was damaged by two hurricanes in late 2004 resulting in seven residential units coming off line. Insurance proceeds for reconstruction were received. All roofing was replaced and all seven units have been repaired and leased. Due to the depressed occupancy, the property expended ($9,201) in 2005. Financial operations will continue to be monitored through 2006. Occupancy has rebounded and averaged 99% through the third quarter of 2006. The tax credit compliance period for this property ends on December 31, 2006.

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. This remote property does not receive project based Section 8 or any other form of rental assistance. The 2005 year end audit reported the property averaged 96% occupancy and generated $4,905 in cash, as a result of the Rural Housing approved workout plan, modifying the reserve funding requirements. The property's overall performance continues to remain stable throughout the third quarter 2006 at an average occupancy of 91%. The Investment General Partner will continue to work with management to identify opportunities to improve operations. The Operating General Partner has been funding operating deficits ($20,800 to date) in accord with the operating deficit guarantee, which is unlimited in time and amount. The final year of Tax Credit delivery was 2001 and the compliance period for the property ends in 2006.

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

One Northridge, LTD., (Northridge Apts.) in Arlington Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The Operating General Partner has not provided financial reports since March 2004. In of June of 2004 the Operating General Partner entered into a contract for deed to sell the property without consent from the Investment Limited Partner. The Investment General Partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer. The Operating General Partner had ceased communications in this matter. In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property. On May 27, 2005, the Investment General Partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the Compliance Period. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with IRS guidelines. The Investment Partnership did not receive any proceeds from the sale of the property and the Operating Partnership's investment balance at the time of the property sale was zero. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

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

In December 2004, Boston Capital Tax Credit Fund I - Series 2 and Boston Capital Tax Credit Fund II - Series 14 (the "Investment Limited Partner's") negotiated the sale of their interest in Haven Park Partners III to the Operating General Partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the Investment Limited Partner's of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Limited Partner's and $8,000 is for payment of outstanding reporting fees due to an affiliate of the Investment Limited Partner's. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $100,053 for a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively as of March 31, 2006. The gains recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

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

In February 2004, Boston Capital Tax Credit Fund I - Series 4 and Boston Capital Tax Credit Fund II-Series 14 negotiated a transfer of their Investment Limited Partner interest in Haven Park Partners II, A California

LP (Glenhaven Park II) to the Operating General Partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the Investment Limited Partner of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received $504,941 was utilized to repay subordinated loans that had been made by the Investment Partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, were distributed to the investors. The investor per BAC distribution was $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining balance of $160,406 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs $129,956 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Investment Limited Partner Interest of $18,137 and $179,185 for Series 5 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the current year, March 2006, $2,752 and $18,698 for Series 4 and Series 14 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees. In the prior year a reduction in the amount of $1,155 for Series 4 and $7,846 on the gain recorded in 2005 was recorded for final costs incurred on the disposition of the property.

In February 2006, BCTC Fund II - Series 14 transferred 98% of its interest in Plantation IV, Limited to a non-affiliated entity for its assumption of proportionate outstanding mortgage balance of approximately $1,385,688 and cash proceeds to the Investment Limited Partner of $54,319. Of the proceeds received $3,610 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $44,709 will be returned to cash reserves held by BCTC Fund II LP - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In September 2006, the Investment Limited Partner transferred the remaining 2% of its interest to a non-affiliated entity for cash proceeds to the Investment Limited Partner of $1,109. The proceeds of $1,109 will be returned to cash reserves held by BCTC Fund II LP - Series 14. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $44,709 as of March 31, 2006.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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