Form 10-Q
period 2006-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2007-02-23
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES       EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2006

                                             or

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

                   (617) 624-8900

(Registrant's telephone number, including area code)

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
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2006

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
FOR THE QUARTER ENDED DECEMBER 31, 2006

Notes_to_Financial_Statements

Note_A_Organization Page 43

Note_B_Accounting_Financial_Reporting Page 43

Note_C_Related_Party_Transaction page 44

Note_D_Investments page 46

Combined_Statements_of_Operations

Combined_Statements_Series_7 Page 49

Combined_Statements_Series_9 Page 50

Combined_Statements_Series_10 page 51

Combined_Statements_Series_11 Page 52

Combined_Statements_Series_12 page 53

Combined_Statements_Series_14 Page 54

NOTE_E_TAXABLE_LOSS Page 55

Liquidity page 56

Capital_Resources page 57

Results_of_Operations Page 58

Quantitative_and_Qualitative Page 103

Controls_and_Procedures Page 103

Part_II_Other_Information

Signatures page 105

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 3,223,979	$ 3,696,857

OTHER ASSETS
Cash and cash equivalents	1,787,312	3,500,741
Deferred acquisition costs (Note B)	547,962	574,055
Other assets	827,673	825,410
	$ 6,386,926	$ 8,597,063

LIABILITIES
Accounts payable	$ 38,112	$ 68,618
Accounts payable affiliates (Note C)	29,293,562	29,245,962
Capital contributions payable (Note D)	236,345	236,345
	29,568,019	29,550,925
PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(21,396,241)	(19,175,853)

General Partner	(1,784,852)	(1,778,009)
	(23,181,093)	(20,953,862)
	$ 6,386,926	$ 8,597,063

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	248,465	362,316
Deferred acquisition costs (Note B)	-	-
Other assets	329,991	808,572
	$ 578,456	$ 1,170,888

LIABILITIES

Accounts payable	$ 3,300	$ 9,000
Accounts payable affiliates (Note C)	875,856	1,553,165
Capital contributions payable (Note D)	-	-
	879,156	1,562,165

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(210,098)	(297,437)

General Partner	(90,602)	(93,840)
	(300,700)	(391,277)
	$ 578,456	$ 1,170,888

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	152,754	206,104
Deferred acquisition costs (Note B)	6,088	6,378
Other assets	17,948	14,138
	$ 176,790	$ 226,620

LIABILITIES

Accounts payable	$ -	$ 2,000
Accounts payable affiliates (Note C)	6,076,656	5,838,728
Capital contributions payable (NoteD)	-	-
	6,076,656	5,840,728

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,506,029)	(5,223,129)

General Partner	(393,837)	(390,979)

	(5,899,866)	(5,614,108)
	$ 176,790	$ 226,620

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 326,790	$ 369,953

OTHER ASSETS
Cash and cash equivalents	280,689	351,299
Deferred acquisition costs (Note B)	32,448	33,993
Other assets	10	-
	$ 639,937	$ 755,245

LIABILITIES

Accounts payable	$ -	$ 12,000
Accounts payable affiliates (Note C)	3,927,105	3,816,026
Capital contributions payable (Note D)	-	-
	3,927,105	3,828,026

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(3,059,383)	(2,847,140)

General Partner	(227,785)	(225,641)
	(3,287,168)	(3,072,781)
	$ 639,937	$ 755,245

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,872,504	$ 2,056,230

OTHER ASSETS
Cash and cash equivalents	258,839	260,979
Deferred acquisition costs (Note B)	23,858	24,994
Other assets	469,666	-
	$ 2,624,867	$ 2,342,203

LIABILITIES
Accounts payable	$ -	$ 14,710
Accounts payable affiliates (Note C)	4,225,172	4,232,300
Capital contributions payable (Note D)	22,528	22,528
	4,247,700	4,269,538

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,391,919)	(1,693,376)

General Partner	(230,914)	(233,959)
	(1,622,833)	(1,927,335)
	$ 2,624,867	$ 2,342,203

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 52,030	$ 138,176

OTHER ASSETS
Cash and cash equivalents	371,021	996,805
Deferred acquisition costs (Note B)	146,848	153,841
Other assets	10,048	2,700
	$ 579,947	$ 1,291,522

LIABILITIES

Accounts payable	$ 31,062	$ 23,528
Accounts payable affiliates (Note C)	5,337,726	5,231,113
Capital contributions payable (Note D)	11,405	11,405
	5,380,193	5,226,046

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(4,501,112)	(3,677,520)

General Partner	(299,134)	(297,004)
	(4,800,246)	(3,974,524)
	$ 579,947	$ 1,291,522

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 972,655	$ 1,132,498

OTHER ASSETS
Cash and cash equivalents	475,544	1,323,238
Deferred acquisition costs (Note B)	338,720	354,849
Other assets	10	-
	$ 1,786,929	$ 2,810,585

LIABILITIES

Accounts payable	$ 3,750	$ 7,380
Accounts payable affiliates (Note C)	8,851,047	8,574,630
Capital contributions payable (Note D)	202,412	202,412
	9,057,209	8,784,422

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,727,700)	(5,437,251)

General Partner	(542,580)	(536,586)
	(7,270,280)	(5,973,837)
	$ 1,786,929	$ 2,810,585

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 19,103	$ 3,544
Other income	19,914	3,266
	39,017	6,810

Share of income(loss) from Operating Partnerships(Note D)	662,025	(276,469)

Expenses

Partnership management fee (Note C)	315,359	557,492
Amortization	8,698	9,264
General and administrative expenses	100,707	48,992
	424,764	615,748

NET INCOME (LOSS)	$ 276,278	$ (885,407)

Net income(loss) allocated to limited partners	$ 273,515	$ (876,553)

Net income(loss) allocated general partner	$ 2,763	$ (8,854)

Net income(loss) per BAC	$ 0.01	$ (.05)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2006	2005

Income
Interest income	$ 2,211	$ 390
Other income	-	-
	2,211	390

Share of income(loss) from Operating Partnerships(Note D)	363,200	-

Expenses

Partnership management fee (Note C)	(905)	16,401
Amortization	-	-
General and administrative expenses	6,565	3,280
	5,660	19,681

NET INCOME(LOSS)	$ 359,751	$ (19,291)

Net income(loss) allocated to limited partners	$ 356,153	$ (19,098)

Net income(loss) allocated general partner	$ 3,598	$ (193)

Net income(loss) per BAC	$ 0.34	$ (.02)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2006	2005

Income
Interest income	$ 1,176	$ 344
Other income	1,957	107
	3,133	451

Share of income(loss) from Operating Partnerships(Note D)	10	-

Expenses

Partnership management fee (Note C)	82,469	156,499
Amortization	97	114
General and administrative expenses	16,896	8,043
	99,462	164,656

NET INCOME (LOSS)	$ (96,319)	$ (164,205)

Net income(loss) allocated to limited partners	$ (95,356)	$ (162,563)

Net income(loss) allocated general partner	$ (963)	$ (1,642)

Net income(loss) per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2006	2005

Income
Interest income	$ 2,085	$ 184
Other income	2,550	736
	4,635	920

Share of income(loss) from Operating Partnerships(Note D)	10,042	(70,106)

Expenses

Partnership management fee (Note C)	53,681	72,649
Amortization	515	774
General and administrative expenses	14,338	6,852
	68,534	80,275

NET INCOME(LOSS)	$ (53,857)	$ (149,461)

Net income(loss) allocated to limited partners	$ (53,318)	$ (147,966)

Net income(loss) allocated general partner	$ (539)	$ (1,495)

Net income(loss) per BAC	$ (.02)	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2006	2005

Income
Interest income	$ 3,460	$ 237
Other income	2,850	1,999
	6,310	2,236

Share of income(loss) from Operating Partnerships(Note D)	302,434	(63,527)

Expenses

Partnership management fee (Note C)	(9,546)	73,777
Amortization	379	393
General and administrative expenses	14,338	6,440
	5,171	80,610

NET INCOME(LOSS)	$ 303,573	$ (141,901)

Net income(loss) allocated to limited partners	$ 300,537	$ (140,482)

Net income(loss) allocated general partner	$ 3,036	$ (1,419)

Net income(loss) per BAC	$ .12	$ (.06)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2006	2005

Income
Interest income	$ 4,613	$ 780
Other income	2,700	408
	7,313	1,188

Share of income(loss) from Operating Partnerships(Note D)	23,925	(121,600)

Expenses

Partnership management fee (Note C)	67,775	76,549
Amortization	2,331	2,439
General and administrative expenses	17,450	8,007
	87,556	86,995

NET INCOME(LOSS)	$ (56,318)	$ (207,407)

Net income(loss) allocated to limited partners	$ (55,755)	$ (205,333)

Net income(loss) allocated general partner	$ (563)	$ (2,074)

Net income(loss) per BAC	$ (.02)	$ (.07)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2006	2005

Income
Interest income	$ 5,558	$ 1,609
Other income	9,857	16
	15,415	1,625

Share of income(loss) from Operating Partnerships(Note D)	(37,586)	(21,236)

Expenses

Partnership management fee (Note C)	121,885	161,617
Amortization	5,376	5,544
General and administrative expenses	31,120	16,370
	158,381	183,531

NET INCOME(LOSS)	$ (180,552)	$ (203,142)

Net income(loss) allocated to limited partners	$ (178,746)	$ (201,111)

Net income(loss) allocated general partner	$ (1,806)	$ (2,031)

Net income(loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 36,849	$ 13,453
Other income	319,436	29,229
	356,285	42,682

Share of income(loss) from Operating Partnerships(Note D)	385,840	463,469

Expenses

Partnership management fee (Note C)	1,114,947	1,595,287
Amortization	26,093	27,792
General and administrative expenses	285,291	336,012
	1,426,331	1,959,091 1,351,620

NET INCOME (LOSS)	$ (684,206)	$(1,452,940)

Net income(loss) allocated to limited partners	$ (677,363)	$(1,438,410)

Net income(loss) allocated general partner	$ (6,843)	$ (14,530)

Net income(loss) per BAC	$ (.04)	$ (.08)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2006	2005

Income
Interest income	$ 4,899	$ 1,061
Other income	600	-
	5,499	1,061

Share of income(loss) from Operating Partnerships(Note D)	363,220	309,846

Expenses

Partnership management fee (Note C)	26,842	51,767
Amortization	-	-
General and administrative expenses	18,115	24,525
	44,957	76,292

NET INCOME(LOSS)	$ 323,762	$ 234,615

Net income(loss) allocated to limited partners	$ 320,524	$ 232,269

Net income(loss) allocated general partner	$ 3,238	$ 2,346

Net income(loss) per BAC	$ .31	$ .23

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2006	2005

Income
Interest income	$ 2,207	$ 2,252
Other income	3,534	10,139
	5,741	12,391

Share of income(loss) from Operating Partnerships(Note D)	10	16,031

Expenses

Partnership management fee (Note C)	245,215	376,570
Amortization	290	343
General and administrative expenses	46,004	64,016
	291,509	440,929

NET INCOME (LOSS)	$ (285,758)	$ (412,507)

Net income(loss) allocated to limited partners	$ (282,900)	$ (408,382)

Net income(loss) allocated general partner	$ (2,858)	$ (4,125)

Net income(loss) per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2006	2005

Income
Interest income	$ 3,451	$ 1,500
Other income	2,550	1,471
	6,001	2,971

Share of income(loss) from Operating Partnerships(Note D)	(22,572)	863,334

Expenses

Partnership management fee (Note C)	154,085	215,958
Amortization	1,545	2,321
General and administrative expenses	42,186	41,647
	197,816	259,926

NET INCOME(LOSS)	$ (214,387)	$ 606,379

Net income(loss) allocated to limited partners	$ (212,243)	$ 600,315

Net income(loss) allocated general partner	$ (2,144)	$ 6,064

Net income(loss) per BAC	$ (.09)	$ .25

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2006	2005

Income
Interest income	$ 5,519	$ 799
Other income	292,562	2,034
	298,081	2,833

Share of income(loss) from Operating Partnerships(Note D)	179,774	(320,899)

Expenses

Partnership management fee (Note C)	132,479	229,366
Amortization	1,136	1,179
General and administrative expenses	39,738	40,768
	173,353	271,313

NET INCOME(LOSS)	$ 304,502	$ (589,379)

Net income(loss) allocated to limited partners	$ 301,457	$ (583,485)

Net income(loss) allocated general partner	$ 3,045	$ (5,894)

Net income(loss) per BAC	$ .12	$ (.24)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2006	2005

Income
Interest income	$ 9,049	$ 2,408
Other income	4,746	1,514
	13,795	3,922

Share of income(loss) from Operating Partnerships(Note D)	(14,102)	(354,395)

Expenses

Partnership management fee (Note C)	153,234	252,115
Amortization	6,993	7,317
General and administrative expenses	52,433	50,545
	212,660	309,977

NET INCOME(LOSS)	$ (212,967)	$ (660,450)

Net income(loss) allocated to limited partners	$ (210,837)	$ (653,845)

Net income(loss) allocated general partner	$ (2,130)	$ (6,605)

Net income(loss) per BAC	$ (.07)	$ (.22)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2006	2005

Income
Interest income	$ 11,724	$ 5,433
Other income	15,444	14,071
	27,168	19,504

Share of income(loss) from Operating Partnerships(Note D)	(120,490)	(50,448)

Expenses

Partnership management fee (Note C)	403,092	469,511
Amortization	16,129	16,632
General and administrative expenses	86,815	114,511
	506,036	600,654

NET INCOME(LOSS)	$ (599,358)	$ (631,598)

Net income(loss) allocated to limited partners	$ (593,364)	$ (625,282)

Net income(loss) allocated general partner	$ (5,994)	$ (6,316)

Net income(loss) per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(19,175,853)	$ (1,778,009)	$(20,953,862)

Distributions to Investors	(1,543,025)	-	(1,543,025)

Net income (loss)	(677,363)	(6,843)	(684,206)

Partners' capital (deficit), December 31, 2006	$(21,396,241)	$ (1,784,852)	$(23,181,093)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2006	$(297,437)	$ (93,840)	$(391,277)

Distribution to Investors	(233,185)	-	(233,185)

Net income (loss)	320,524	3,238	323,762

Partners' capital (deficit) December 31, 2006	$(210,098)	$ (90,602)	$(300,700)

Series 9
Partners' capital (deficit) April 1, 2006	$(5,223,129)	$ (390,979)	$(5,614,108)

Distributions to Investors	-	-	-

Net income (loss)	(282,900)	(2,858)	(285,758)

Partners' capital (deficit) December 31, 2006	$(5,506,029)	$ (393,837)	$(5,899,866)

The accompanying notes are an integral part of these statements.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2006	$ (2,847,140)	$ (225,641)	$ (3,072,781)

Distributions to Investors	-	-	-

Net income (loss)	(212,243)	(2,144)	(214,387)

Partners' capital (deficit) December 31, 2006	$ (3,059,383)	$ (227,785)	$ (3,287,168)

Series 11
Partners' capital (deficit) April 1, 2006	$ (1,693,376)	$ (233,959)	$ (1,927,335)

Distributions to Investors	-	-	-

Net income (loss)	301,457	3,045	304,502

Partners' capital (deficit) December 31, 2006	$ (1,391,919)	$ (230,914)	$ (1,622,833)

The accompanying notes are an integral part of this statement

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2006	$(3,677,520)	$ (297,004)	$(3,974,524)

Distributions to Investors	(612,755)	-	(612,755)

Net income (loss)	(210,837)	(2,130)	(212,967)

Partners' capital (deficit) December 31, 2006	$(4,501,112)	$ (299,134)	$(4,800,246)

Series 14
Partners' capital (deficit) April 1, 2006	$(5,437,251)	$ (536,586)	$(5,973,837)

Distributions to Investors	(697,085)	-	(697,085)

Net income (loss)	(593,364)	(5,994)	(599,358)

Partners' capital (deficit) December 31, 2006	$(6,727,700)	$ (542,580)	$(7,270,280)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (684,206)	$(1,452,940)
Adjustments
Distributions from Operating Partnerships	32,109	3,805
Amortization	26,093	27,792
Share of (Income)Loss from Operating Partnerships	(385,840)	(463,469)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,506)	(5,294)
Decrease (Increase) in other assets	690,135	208,116
(Decrease) Increase in accounts payable affiliates	47,600	(106,867)

Net cash (used in) provided by operating activities	(304,615)	(1,788,857)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	180,000
Proceeds from sale of operating Limited Partnerships:	134,211	1,694,155
Investments	-	-

Net cash (used in) provided by investing activities	134,211	1,874,155

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	(1,543,025)	(1,580,198)

Net cash (used in) provided by financing activity	(1,543,025)	(1,580,198)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,713,429)	(1,494,900)

Cash and cash equivalents, beginning	3,500,741	4,885,997

Cash and cash equivalents, ending	$ 1,787,312	$ 3,391,097

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ 323,762	$ 234,615
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(363,220)	(309,846)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,700)	-
Decrease (Increase) in other assets	805,501	-
(Decrease) Increase in accounts payable affiliates	(677,309)	(136,789)

Net cash (used in) provided by operating activities	83,034	(212,020)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	36,300	340,117
Investments	-	-

Net cash (used in) provided by investing activities	36,300	340,117

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	(233,185)	-

Net cash (used in) provided by financing activity	(233,185)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(113,851)	128,097

Cash and cash equivalents, beginning	362,316	237,457

Cash and cash equivalents, ending	$ 248,465	$ 365,554

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (285,758)	$ (412,507)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	290	343
Share of (Income) Loss from Operating Partnerships	(10)	(16,031)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	2,233
Decrease (Increase) in accounts receivable	(3,800)	325,463
(Decrease) Increase in accounts payable affiliates	237,928	(117,191)

Net cash (used in) provided by operating activities	(53,350)	(217,690)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	16,031
Investments	-	-

Net cash (used in) provided by investing activities	-	16,031

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	(598,125)

Net cash (used in) provided by financing activity	-	(598,125)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,350)	(799,784)

Cash and cash equivalents, beginning	206,104	1,056,510

Cash and cash equivalents, ending	$ 152,754	$ 256,726

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (214,387)	$ 606,379
Adjustments
Distributions from Operating Partnerships	20,581	-
Amortization	1,545	2,321
Share of (Income)Loss from Operating Partnerships	22,572	(863,334)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	111,079	(335,489)

Net cash (used in) provided by operating activities	(70,610)	(590,123)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	1,204,109
Investments	-	-

Net cash (used in) provided by investing activities	-	1,204,109

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	(820,590)

Net cash (used in) provided by financing activity	-	(820,590)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,610)	(206,604)

Cash and cash equivalents, beginning	351,299	382,010

Cash and cash equivalents, ending	$ 280,689	$ 175,406

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ 304,502	$ (589,379)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	1,136	1,179
Share of Income(Loss) from Operating Partnerships	(179,774)	320,899
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(14,710)	-
Decrease (Increase) in accounts receivable	(106,166)	(50,746)
(Decrease) Increase in accounts payable affiliates	(7,128)	255,005

Net cash (used in) provided by operating activities	(2,140)	(63,042)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,140)	(63,042)

Cash and cash equivalents, beginning	260,979	285,164

Cash and cash equivalents, ending	$ 258,839	$ 222,122

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (212,967)	$ (660,450)
Adjustments
Distributions from Operating Partnerships	7,709	-
Amortization	6,993	7,317
Share of (Income) Loss from Operating Partnerships	14,102	354,395
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,534	-
Decrease (Increase) in accounts receivable	(5,400)	(104,862)
(Decrease) Increase in accounts payable affiliates	106,613	284,923

Net cash (used in) provided by operating activities	(75,416)	(118,677)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	62,387	23,128
Investments	-	-

Net cash (used in) provided by investing activities	62,387	23,128

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	(612,755)	-

Net cash (used in) provided by financing activity	(612,755)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(625,784)	(95,549)

Cash and cash equivalents, beginning	996,805	945,602

Cash and cash equivalents, ending	$ 371,021	$ 850,053

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2006	2005
Cash flows from operating activities:

Net Income(Loss)	$ (599,358)	$ (631,598)
Adjustments
Distributions from Operating Partnerships	3,819	3,805
Amortization	16,129	16,632
Share of (Income)Loss from Operating Partnerships	120,490	50,448
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,630)	(7,527)
Decrease (Increase) in accounts receivable	-	38,261
(Decrease) Increase in accounts payable affiliates	276,417	(57,326)

Net cash (used in) provided by operating activities	(186,133)	(587,305)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	180,000
Proceeds from sale of operating Limited Partnerships:	35,524	110,770
Investments	-	-

Net cash (used in) provided by investing activities	35,524	290,770

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2006	2005

Continued

Cash flows from financing activity:

Distributions to Investors	(697,085)	(161,483)

Net cash (used in) provided by financing activity	(697,085)	(161,483)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(847,694)	(458,018)

Cash and cash equivalents, beginning	1,323,238	1,979,254

Cash and cash equivalents, ending	$ 475,544	$ 1,521,236

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2006 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2006, the
Partnership has accumulated unallocated acquisition amortization totaling
$547,962. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2006 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $6,088, $32,448, $23,858, $146,848, and
$338,720, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings, LP., and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at December 31, 2006 and 2005 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP., and Boston Capital Asset Management Limited
Partnership.

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006

(Unaudited)

The partnership management fee accrued for the quarters ended December 31, 2006 and 2005 are as follows:

	2006	2005
Series 7	$ 15,366	$ 16,851
Series 9	86,040	114,735
Series 10	55,968	78,195
Series 11	77,727	81,420
Series 12	82,614	79,830
Series 14	166,665	182,700

	$ 484,380	$ 553,731

The reporting fee received for the quarters ended December 31, 2006 and 2005 are as follows:

	2006	2005
Series 7	$ 16,271	$ 450
Series 9	3,571	8,236
Series 10	2,287	5,546
Series 11	87,273	7,643
Series 12	14,839	3,281
Series 14	44,780	21,083

	$ 169,021	$ 46,239

As of December 31, 2006, an affiliate of the general partner advanced a total of $926,279 to the Partnership to pay various operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $33,445 was advanced and $10,812 was paid during the quarter ended December 31, 2006. Below is a table that breaks down the total advances, by series as of December 31, 2006.

2006
Series 7	$321,147
Series 11	99,461
Series 12	333,013
Series 14	172,658

$926,279

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2006 and 2005 the Partnership had limited partnership interests in 244 and 271 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2006 and 2005 by series is as follows:

	2006	2005
Series 7	7	9
Series 9	39	40
Series 10	34	39
Series 11	35	40
Series 12	42	51
Series 14	87	92

	244	271

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2006 and 2005 by series are as follows:

	2006	2005
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

Boston Capital Tax Credit Fund II L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the nine months ended December 31, 2006 the Partnership disposed of thirteen of the Operating Partnerships. A summary of the dispositions by Series for December 31, 2006 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 7	-	1	$36,300	$363,220
Series 9	-	1	-	10
Series 10	-	1	-	10
Series 11	-	2	-	363,500
Series 12	-	6	62,387	64,335
Series 14	-	2	35,524	11,744
Total	-	13	$134,211	$802,819

* Partnership proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2006, $326,920 for Series 7, $10 for Series 9, $10 for Series 10, $363,500 for Series 11, $1,948 for Series 12, and $10 for Series 14.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability for tax purposes, to deduct losses in excess of the Partnership's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

Boston Capital Tax Credit Fund II L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the nine months ended December 31, 2005 the Partnership disposed of three of the Operating Partnerships and received additional proceeds from an Operating Partnership, which was disposed of in the prior year. A summary of the dispositions by Series for December 31, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition
Series 7	-	1	$340,117	$309,846
Series 9	-	1	16,031	16,031
Series 10	-	1	1,204,109	1,070,408
Series 11	-	-	-	-
Series 12	-	-	23,128	23,128
Series 14	-	-	110,770	110,770
Total	-	3	$1,694,155	$1,530,183

* Partnership proceeds from disposition includes additional proceeds received for a sale of an Operating Partnership recorded as of March 31, 2005, of $30,271 for Series 7, $133,701 for Series 10, $23,128 for Series 12, and $110,770 for Series 14.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability for tax purposes, to deduct losses in excess of the Partnership's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2006.

Table_of_Contents

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 7

	2006	2005

Revenues
Rental	$ 899,076	$ 1,085,648
Interest and other	170,763	138,563
	1,069,839	1,224,211

Expenses
Interest	371,110	434,419
Depreciation and amortization	255,973	337,105
Operating expenses	717,296	797,780
	1,344,379	1,569,304

NET LOSS	$ (274,540)	$ (345,093)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (271,794)	$ (341,642)

Net loss allocated to other partners	$ (2,746)	$ (3,451)

*Amounts include $271,794 and $341,642 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2006	2005

Revenues
Rental	$ 5,826,471	$ 5,491,260
Interest and other	259,386	169,967
	6,085,857	5,661,227

Expenses
Interest	1,459,287	1,280,809
Depreciation and amortization	1,604,616	1,604,017
Operating expenses	4,138,896	3,730,687
	7,202,799	6,615,513

NET LOSS	$(1,116,942)	$ (954,286)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,105,773)	$ (944,743)

Net loss allocated to other partners	$ (11,169)	$ (9,543)

*Amounts include $1,105,773 and $944,743 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2006	2005

Revenues
Rental	$ 3,944,758	$ 4,839,381
Interest and other	239,812	215,736
	4,184,570	5,055,117

Expenses
Interest	983,633	1,176,382
Depreciation and amortization	1,048,616	1,378,037
Operating expenses	2,621,025	3,297,026
	4,653,274	5,851,445

NET LOSS	$ (468,704)	$ (796,328)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (464,017)	$ (788,365)

Net loss allocated to other partners	$ (4,687)	$ (7,963)

*Amounts include $441,435 and $581,291 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2006	2005

Revenues
Rental	$ 5,299,897	$ 5,361,222
Interest and other	1,510,347	2,707,861
	6,810,244	8,069,083

Expenses
Interest	1,321,001	1,298,096
Depreciation and amortization	1,322,920	1,727,789
Operating expenses	3,934,926	3,929,204
	6,578,847	6,955,089

NET INCOME(LOSS)	$ 231,397	$ 1,113,994

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ 229,083	$ 1,102,854

Net income(loss) allocated to other partners	$ 2,314	$ 11,140

*Amounts include $412,808 and $1,423,753 for 2006 and 2005, respectively, of gains not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2006	2005

Revenues
Rental	$ 6,189,118	$ 6,137,549
Interest and other	90,608	268,516
	6,279,726	6,406,065

Expenses
Interest	1,330,930	1,415,819
Depreciation and amortization	1,383,500	1,835,606
Operating expenses	4,531,899	4,223,667
	7,246,329	7,475,092

NET LOSS	$ (966,603)	$(1,069,027)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (956,937)	$(1,058,337)

Net loss allocated to other partners	$ (9,666)	$ (10,690)

*Amounts include $878,500 and $680,814 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2006	2005

Revenues
Rental	$ 12,337,687	$ 12,350,097
Interest and other	593,463	374,841
	12,931,150	12,724,938

Expenses
Interest	2,547,574	2,647,756
Depreciation and amortization	3,441,770	3,773,429
Operating expenses	8,366,070	8,604,426
	14,355,414	15,025,611

NET LOSS	$ (1,424,264)	$(2,300,673)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (1,410,021)	$(2,277,666)

Net loss allocated to other partners	$ (14,243)	$ (23,007)

*Amounts include $1,277,788 and $2,116,449 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of December 31, 2006 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested in. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of December 31, 2006 in the amount of $319,436. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the quarter ended December 31, 2006 the Partnership accrued $484,380 in annual partnership management fees and paid $200,000 to BCAMLP for accrued fees. As of December 31, 2006 the accrued partnership management fees totaled $28,367,283. Pursuant to the Partnership Agreement, their liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing will be used to satisfy their liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC Holders in Series 7 through Series 14 of the Partnership.

Table_of_Contents

Capital Resources (continued)

As of December 31, 2006 the Partnership had $1,764,746 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.

Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	7	$ 248,465
9	41,574,018	4,178,029	05/04/90	39	152,754
10	24,288,997	2,428,925	08/24/90	34	280,689
11	24,735,002	2,489,599	12/27/90	35	258,839
12	29,710,003	2,972,795	04/30/91	42	371,021
14	55,728,997	5,574,290	01/27/92	87	475,544

	$186,398,017	18,679,738		244	$1,787,312

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,11,12 and 14 as of December 31, 2006 are $3,300, $22,528, $11,405 and $206,162, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Table_of_Contents

Results of Operations

As of December 31, 2006 and 2005 the Partnership held limited partnership interests in 244 and 271 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended December 31, 2006 and 2005 were $315,359 and $557,492, respectively.

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

(Series 7)

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2006 all of which were 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 7 reflects net loss from Operating Partnerships of $(274,540) and $(345,093), respectively, which includes depreciation and amortization of $255,973 and $337,105, respectively.

In March 2006, the property owned by Metropole Apartments Associates Limited Partnership was sold for $6,150,000, which includes the outstanding mortgage balance of approximately $3,936,450 and proceeds to the Operating Partnership of $1,736,881. The net proceeds paid to Series 7 was $808,572. Of the total proceeds received, $113,726 represents reimbursements of funds previously advanced by an affiliate of the investment general partner, $46,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $639,346 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $753,072 as of March 31, 2006.

In December 2004, the investment partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the operating general partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the investment partnership of $18,225. Of the total investment partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $13,225 were paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,182 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal; and $11,043 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,043 as of December 31, 2004. In the current year $182 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In December 2004, the investment partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the operating general partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the investment partnership of $17,951. Of the total investment partnership proceeds, $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $12,951 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,180 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal; and $10,771 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,771 as of December 31, 2004. In the current year $180 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and partnership's Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the investment limited partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In January 2005, Boston Capital Tax Credit Fund I - Series 3 and Series 4 and the partnership's Series 7 sold its investment limited partner interest in Bowditch School L.P. (The Bowditch School Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the investment limited partner of $1. The investment limited partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the investment limited partner interest has been recorded.

In December 2001, the operating general partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from Series 7. In March 2003, the investment general partner entered into an agreement to sell the property to the operating general partner in return for its agreement to assume the outstanding mortgage balance of approximately $1,680,854 and distribute cash proceeds to the investment partnership of $320,278. In the most recent 10-Q filed for the quarter ended December 31, 2005 it was estimated that $131,888 would be distributed to investors and provided this was the actual amount distributed, the investor per BAC distribution would be $.08 and that the remaining proceeds of $188,390 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $4,000 represents the reimbursement of legal expenses incurred in connection with the disposition of the property, $184,390 represents partial reimbursement for outstanding asset management fees. It has been decided that the reimbursement related to the disposition of $131,888 will not be paid, and that the monies originally anticipated to be returned to Investors will be added back to the Series' working capital reserves. The monies returned to the Series' working capital reserves will be available to pay obligations of the ILP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the expenses, has been recorded in the amount of $284,510 as of September 30, 2005. The gain recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of legal expenses.

In December 2006, the investment limited partners transferred their interest in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and a note payable in the amount of $416,080 and $326,920 is payable in December 2007 to Series 6 and Boston Capital Tax Credit Fund II LP Series 7, respectively. Of the gross proceeds received in December 2006, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively. Of the remaining proceeds received in December 2006 $46,200 and $36,300 for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, it is anticipated that the monies payable under the note payable in December 2007, in the amount of $416,080 and $326,920, to Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, will be returned to fund reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Boston Capital Tax Credit Fund II LP - Series 7, respectively, as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006. The proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $416,080 and $326,920 has been recorded for Series 6 and Series 7, respectively, as of December 31, 2006.

In November 2006, the investment limited partner transferred 50% of its interest in Creekside Apartments, a Pennsylvania limited partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $622,287 and cash proceeds to the investment limited partner of $6,821. Of the proceeds to be received, $3,071 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. No proceeds will be returned to the cash reserves held by BCTC Fund II - Series 7. The remaining 50% investment limited partner interest in the operating partnership is anticipated to be transferred in December 2007 for the assumption of the remaining mortgage balance outstanding and $6,821. It is anticipated that none of the remaining proceeds to be paid will be returned to cash reserves held by BCTC Fund II - Series 7. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the partial transfer of the Investment Limited Partner Interest has been recorded.

(Series 9)

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%. The series had a total of 39 properties at December 31, 2006. Out of the total, 36 were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 9 reflects loss from Operating Partnerships of $(1,116,942) and $(954,286), respectively, which includes depreciation and amortization of $1,604,616 and $1,604,017, respectively.

School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager, and advertising in local publications. In 2006, Management also offered several rental incentives and, although the property is still operating below breakeven, these leasing efforts have improved cash flow and increased occupancy. Average occupancy for the third quarter of 2006 was up to 83% from 71% in the first quarter and average 2006 year to date occupancy is 77%, as compared to 61% in 2005. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four year loan, which requires monthly interest payments only, in the first two years.

In April 2005, the special limited partner of the Operating Partnership agreed, on behalf of the Limited Partners of the Operating Partnership, that the investment general partner would supplement 25% of the general partner's operating deficit fundings by advancing the necessary funds at quarterly intervals, provided these advances would not exceed an aggregate $25,000. As of the fourth quarter 2006, the investment general partner has advanced $22,300 to the Operating Partnership under the April 2005 agreement. Prior to the April 2005 agreement, the investment general partner had funded $162,081. Therefore, the total of all advances made by the investment general partner to the Operating Partnership is $184,381.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. The property expended $3,000 in 2005. Although 2005 occupancy averaged 98%, the property operated below break even because expenses related to damage repair from Hurricane Ivan exceeded insurance proceeds by $15,000 and were recognized as an expense in 2005. The property's operations have been strong in 2006. Through the fourth quarter of 2006, occupancy has averaged 96% and the property has been able to generate cash for three consecutive quarters.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy (SRO) development, located in Porterville, CA. The average occupancy for 2005 was 96%. Through the fourth quarter of 2006 this property is operating with an average physical occupancy of 97%. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. According to the 2005 Audit, the operating general partner funded operating deficit of $26,992 in 2005. The mortgage, insurance and payables are current. The tax credit compliance period for this partnership ended on December 31, 2005. The operating general partner has expressed an interest in purchasing the investment limited partnership interest at the end of the compliance period. In early 2006 the investment limited partner initiated the negotiation process with the operating general partner to purchase the property. The operating general partner was dissatisfied with the offer. To proceed with the sale of the property, the investment limited partner will continue the negotiation process with the operating general partner in 2007.

In December 2006, the investment limited partnership transferred its interest in Surry Village II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the operating partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the operating partnership is refinanced or sold a residual payment of $7,000 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the operating partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $10 has been recorded as of December 31, 2006.

Springfield Housing Associates, Limited Partnership (Pine Woods Apartments) is a 168-unit property located in Springfield, Illinois. In December 2006, Series 9 and Series 12 exercised an option to transfer their interest in Springfield Housing Associates Limited Partnership to an affiliate entity of the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $36,176 (Series 9) and $84,412 (Series 12). The transaction is anticipated to close in the first quarter of 2007.

Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property reached the end of its compliance period on December 31, 2004. In June 2005, the investment partnership sold its interest in Warrensburg Estates, Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $773,085 and proceeds to the investment partnership of $23,264. Of the total investment partnership proceeds received, $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $18,264 are anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $2,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal; and $16,264 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $16,264 as of March 31, 2006.

In December 2004, Series 9 negotiated a sale of its investment limited partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the operating general partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the investment limited partner interest occurred in the first quarter of 2005. Of the total investment limited partner proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the net proceeds $232,000 was distributed to the investors. The investor per BAC distribution was $.056. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $21,560 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $620,440 represents a partial payment of outstanding asset management fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the overhead and expense reimbursement and the Operating Partnership's investment balance at the time of the sale, has been recorded in the amount of $779,369 as of March 31, 2005. In the current year $9,060 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees. In the prior year a reduction in the amount of $12,500 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In October 2004, the operating general partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the investment limited partner after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were

$485,000. Of the net proceeds received, $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $68,750 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $191,250 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $416,250 as of March 31, 2005. In the prior year $59,750 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

The operating general partner of Corinth Housing Redevelopment Company (Adams Lawrence Apts.) negotiated a sale of its general partner interest, which was completed in August 2003. In addition to the transfer of the operating general partner interest, an exit strategy has been put in place that expires in December 2004 and will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner. In January of 2005, Series 9 sold its interest in Corinth Housing Redevelopment Company, to the new Operating General Partner for his assumption of the outstanding mortgage balance of $1,459,113 and proceeds of $23,864. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $13,864 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $23,864 as of March 31, 2005.

The operating general partner of the Partnership Greenwich Housing Redevelopment Company (Cynthia Meadows) negotiated a sale of its general partner interest, which was completed in August 2003. In addition to the transfer of operating general partner interest, an exit strategy has been put in place that will allow for the sale of the Investment Limited Partner interest to the new Operating General Partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Series 9 sold its interest in Greenwich Housing Redevelopment Company, to the new operating general partner for his assumption of the outstanding mortgage balance of $1,058,354 and proceeds of $21,477. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $11,477 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $21,477 as of March 31, 2005.

The Operating General Partner of the Partnership Wilmington Housing Redevelopment Company (Bonnieview Terrace) negotiated a sale of its general partner interest, which was completed in August 2003. In addition to the transfer of operating general partner interest, an exit strategy has been put in place that will allow for the sale of the investment limited partner interest to the new operating general partner at the end of the 15-year tax credit compliance period, which expires in December 2004. In January of 2005, Series 9 sold its interest in Wilmington Housing Redevelopment Company, to the new operating general partner for his assumption of the outstanding mortgage balance of $1,023,368 and proceeds of $14,318. Of this amount, the net distribution to the investors was $10,000. This represents a per BAC distribution of $0.002. The total return to the investor was distributed based on the number of BACs held by each investor. The remaining proceeds of $4,318 were paid to BCAMLP or other related entities for partial reimbursement of amounts payable to affiliates. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $14,318 as of March 31, 2005.

In January 2005, Boston Capital Tax Credit Fund II - Series 9 sold its investment limited partner interest in Maywood Associates Limited (Maywood Apartments) to the operating general partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200. Proceeds from the sale were received in the first quarter 2005. Of the total proceeds received $13,000 represents payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the total remaining proceeds $10,000 was returned to the investors. The investor per BAC distribution was $0.002. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $33,200 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $38,200 as of March 31, 2005.

In March 2005, Boston Capital Tax Credit Fund II - Series 9 sold its interest in Breezewood RRH, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the investment limited partner of $56,124. Of the total investment limited partner proceeds received, $3,570 represents payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but salary reimbursements and third party legal and mailing costs; and $27,342 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,538 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued accrued asset management fees.

In March 2005, Series 9 sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the investment limited partner of $44,408. Of the total investment limited partner proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but was not limited to salary reimbursements and third party legal and mailing costs; $18,244 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,177 as of March 31, 2005. In the prior year $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF's.

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

(Series 10)

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 34 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 10 reflects net loss from Operating Partnerships of $(468,704) and $(796,328), respectively, which includes depreciation and amortization of $1,048,616 and $1,378,037, respectively.

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

Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. The property also suffered from deferred maintenance. To make the necessary repairs, the management company had estimated that approximately $80,000 would be needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrows were not properly funded. The Operating Partnership had also been unable to support debt payments, and the mortgage was in default. In May of 2003, Rural Development sent a letter to the Operating General Partner citing the mortgage delinquencies and initiated foreclosure proceedings. The Operating Partnership has gone through two court appeals to stop the foreclosure process and both were denied. In November 2004, the Operating Partnership filed a suit with the Federal District court to contest the foreclosure proceedings but it was denied in April 2005. While the property was in the redemption period of foreclosure, the Operating General Partner provided a deed in lieu of foreclosure to Rural Development to avoid any liability with the property during the redemption period. A disposition analysis performed by the Investment General Partner had indicated that the property's current value was less than the mortgage balance at the time of analysis. The Operating Partnership's compliance period ended December 31, 2004; therefore, there will be no loss of credit or recapture of credits previously taken. Annual losses generated by the Operating Partnership which were applied against the Investment Limited Partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the Investment Limited Partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the foreclosure of the Investment Limited Partner Interest has been recorded.

In December 2006, the investment partnership transferred its interest in Chuckatuck Limited Partnership to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $10. The cash proceeds will be returned to cash reserves held by BCTC Fund II - Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the operating partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the operating partnership is refinanced or sold a residual payment of $12,500 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the operating partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $10 has been recorded as of December 31, 2006.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the third quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the 2005 performance when break-even operations were not achieved and average occupancy was 79%. Although fourth quarter average occupancy declined slightly to 92%, the property continues to operate above breakeven and applicant traffic is strong. This improvement was due to better marketing and improved collections. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area, and For Rent Magazine. Management continues to focus on improving rent collections. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. In both the third and fourth quarters of 2006, they were able to collect 100% of the rental income, an improvement over the $1,870 average monthly delinquency in 2005. The mortgage, taxes and insurance payments are all current. The Investment General Partner will continue to monitor the property's performance.

In the fourth quarter of 2006, the Operating General Partner of Dallas Apartments II entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2007. The sales price for Dallas is $1,695,800, which includes the outstanding mortgage balance of approximately $1,380,527 and proceeds to the Investment Partnership of $162,636. Of the total proceeds anticipated to be received, $10,000 represents reporting fees due to an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $72,568; $14,514; and $58,054, respectively will be returned to cash reserves held by BCTC Fund II LP - Series 10; Series 11; and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having occupancy and collection problems in the first quarter of 2006, with delinquencies of 26% of the rental income and occupancies in the low 80's. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager aggressively pursued evictions, but also increased marketing to lease the vacated units. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Management reports that the retail and restaurant industry has expanded in the immediate area, contributing to an area average occupancy of 91%. Due to the increased marketing and expanded economy, occupancy increased to 92% at the end of September 2006 and is holding through the fourth quarter at 93%. Although delinquencies have been reduced to below 10% of the total revenues, it remains a challenge. The site manager continues to make personal visits to the delinquent residents on a daily basis and file evictions when necessary. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current. While the compliance period expired on December 31, 2005, the Operating General Partner was recently awarded tax credits for resyndication of the property and is pursuing a sale which would take the Investment Limited Partner out of the deal.

In the fourth quarter of 2006, the Operating General Partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2007. The sales price for Newnan is $2,190,000, which includes the outstanding mortgage balance of approximately $1,780,022 and proceeds to the Investment Partnership of $207,489. Of the total proceeds anticipated to be received, $5,000 represents reporting fees due to an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $97,495, $27,298, and $70,196, respectively will be returned to cash reserves held by BCTC Fund II LP - Series 10, Series 11, and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete with properties offering rental assistance and is suffering due to a loss of industry in the area. As a result, management constantly struggles to maintain occupancy levels at the property. Through November of 2006, occupancy averaged 89%. In the past, Management has made several unsuccessful attempts to obtain real estate tax abatements for the property. Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved work-out plan is in effect to replenish the replacement reserve account. All insurance, real estate tax and mortgage payments are current. To date the Operating General Partner has funded the cash deficit by accruing payables and has funded an advance in the amount of ($18,278).

In January 2007, the Operating General Partner of Great Falls Properties Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter 2007. The sales price for Great Falls Properties is $991,167, which includes the outstanding mortgage balance of approximately $866,167 and estimated proceeds to the investment limited partnership of $95,381. Of the proceeds anticipated to be received, $11,414 represents a payment of outstanding Asset Management Fees due to BCAMLP, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $76,467 will be returned to cash reserves held by BCTC Fund LP II - Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Briarwood of Middleburg (Briarwood Apartments) has entered into an agreement to sell the property to an entity affiliated with the current Operating General Partner. The transaction is anticipated to close in the first quarter of 2007. The sales price for Briarwood Apartments is $1,524,779 which includes the outstanding mortgage balance of approximately $1,448,443 and proceeds to the Investment Partnership of $22,387. Of the total Investment Partnership proceeds anticipated to be received, $13,387 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $9,000 represents proceeds from the sale. The remaining proceeds of $9,000 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. There are no proceeds anticipated to be returned to cash reserves held by BCTC Fund II LP - Series 10.

Morgantown Properties (Sunmark Apartments) received an offer from an entity related to the Operating General Partner. The transaction is anticipated to close in the first or second quarter of 2007. The sales price is $908,695 which includes the outstanding mortgage balance of approximately $748,195 and proceeds to the Investment Partnership of $160,500. Of the total Investment Partnership proceeds anticipated to be received, $11,250 will represent payment of outstanding reporting fees due to an affiliate of the Investment Partnership and the balance of $149,250 represents proceeds from the sale. Of the remaining proceeds, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. Proceeds from the sale of assets of $141,750 will be returned to cash reserves held by BCTC Fund II - Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In November 2006, the Operating General Partner of Parkwood Commons Limited Partnership entered into an agreement to sell the property and the transaction is expected to close in the first quarter 2007. Estimated cash proceeds to the Investment Limited Partners of $566,281 (Series 10), $211,946 (Series 12) and $211,946 (Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,605 (Series 14) will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds from the sale of $561,992, $210,340 and $210,341, respectively will be returned to cash reserves held by BCTC Fund II - Series 10, BCTC Fund II - Series 12 and BCTC Fund II - Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11)

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 35 properties, all of which were 100% at December 31, 2006.

For the period ended December 31, 2006 and 2005, Series 11 reflects net income from Operating Partnerships of $231,397 and $1,113,994, respectively, which includes depreciation and amortization of $1,322,920 and $1,727,789, respectively.

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

On April 9, 2004, the proposed removal of the Operating General Partner was approved by the mortgagor. The new Operating General Partner is an entity related to the Investment General Partner. The Investment General Partner and the new Operating General Partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the "Revised Agreement") was entered into with the Estate of the former operating general partner. Under the Revised Agreement the Estate paid $200,000 and forfeited its interest in the various operating partnership's owned by the BCTC Fund II as well as the other partnership's involved in the litigation, which are located in Virginia. The monies received are being applied to each operating partnership to reduce the monies misappropriated by the former deceased Operating General Partner in proportion to the total amount misappropriated from all Partnership's involved in the litigation. Under the terms of the Revised Agreement amounts that would have been paid to the Estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In 2005 the property had an average occupancy of 88% and operated below breakeven. In December 2005, the permanent mortgage was fully paid off, and cash flow will increase by $7,466 a month. In 2006 the property again operated with an average occupancy 88% but is now operating above breakeven. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property being 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The mortgage, taxes, and insurance are current. The Operating General Partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005. The Operating General Partner has been contacted regarding exit options for the Investment General Partner.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the third quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the 2005 performance when break-even operations were not achieved and average occupancy was 79%. Although fourth quarter average occupancy declined slightly to 92%, the property continues to operate above breakeven and applicant traffic is strong. This improvement was due to better marketing and improved collections. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area, and For Rent Magazine. Management continues to focus on improving rent collections. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. In both the third and fourth quarters of 2006, they were able to collect 100% of the rental income, an improvement over the $1,870 average monthly delinquency in 2005. The mortgage, taxes and insurance payments are all current. The Investment General Partner will continue to monitor the property's performance.

In the fourth quarter of 2006, the Operating General Partner of Dallas Apartments II entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2007. The sales price for Dallas is $1,695,800, which includes the outstanding mortgage balance of approximately $1,380,527 and proceeds to the Investment Partnership of $162,636. Of the total proceeds anticipated to be received, $10,000 represents reporting fees due to an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $72,568, $14,514, and $58,054, respectively will be returned to cash reserves held by BCTC Fund II LP - Series 10, Series 11, and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Denmark Limited Partnership LP II (Fairridge Lane Apartments) is a 24-unit property located in Denmark, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property operates at a deficit due to insufficient rental rates, and additional replacement reserve funding required under a Rural Housing workout plan. Through the fourth quarter of 2006, occupancy has averaged 91%. Management will continue to market the property through local media and civic organizations. Mortgage, taxes, insurance and payables to non-related entities are current. The Operating General Partner's Guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.

In January 2007, the Operating General Partner of Denmark LP II entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The sales price for Denmark Limited Partnership II is $889,942, which includes the outstanding mortgage balance of approximately $795,942 and estimated proceeds to the investment limited partnership of $68,473. Of the proceeds anticipated to be received, $11,700 represents a payment of outstanding Asset Management Fees due to BCAMLP, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $49,273 will be returned to cash reserves held by BCTC Fund LP II - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Franklin School Associates (Franklin School Apartments) has experienced difficulties in recent years in part because of a peculiarity of how housing subsidies are administered in the Great Falls area. Tenants who receive project-based vouchers (as in the case of Franklin School) are drawn from a waiting list of people hoping to obtain more desirable portable vouchers. As a result, Franklin School experiences more turnover than a typical LIHTC property. In addition, Management has not been able to provide a secure environment and the property has developed a reputation as undesirable. Other factors include seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months. All of these issues together have made it difficult to maintain strong occupancy. Moreover, the landlord is responsible for the payment of tenant heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005 respectively. The Investment General Partner funded the deficits. For the full year 2005, the Investment General Partner funded $76,495.

In mid-2005, the lender rejected the Partnership's request to restructure the loan, and in the first quarter of 2006, the Partnership defaulted on its monthly payments due to insufficient cash flow. In July 2006, the first mortgage lender issued a demand and acceleration letter and on August 14, 2006 scheduled a Trustee Sale for December 29, 2006.

In August 2006, the Montana Board of Housing conducted an inspection and found numerous physical and file deficiencies and issued several 8823s. The management company resigned. The Partnership engaged a new management company and undertook the remediation of the conditions that elicited the 8823s, with the Investment Limited Partner providing $22,500 of additional funds to the property when remediation costs exceeded the cash available from property operations. In December 2006, the lender postponed the scheduled Trustee Sale, initially for two weeks and then indefinitely. The Investment General Partner is attempting to market Franklin School in order to satisfy the debt. The Partnership retained ownership of the property through the LIHTC Compliance Period, which ended on December 31, 2006. There is a high probability that the property will be disposed of either through sale or a consensual transfer of the property to the lender in the first or second quarter of 2007.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having occupancy and collection problems in the first quarter of 2006, with delinquencies of 26% of the rental income and occupancies in the low 80's. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager aggressively pursued evictions, but also increased marketing to lease the vacated units. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Management reports that the retail and restaurant industry has expanded in the immediate area, contributing to an area average occupancy of 91%. Due to the increased marketing and expanded economy , occupancy increased to 92% at the end of September 2006 and is holding through the fourth quarter at 93%. Although delinquencies have been reduced to below 10% of the total revenues, it remains a challenge. The site manager continues to make personal visits to the delinquent residents on a daily basis and file evictions when necessary. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current.

In the fourth quarter of 2006, the Operating General Partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2007. The sales price for Newnan is $2,190,000, which includes the outstanding mortgage balance of approximately $1,780,022 and proceeds to the Investment Partnership of $207,489. Of the total proceeds anticipated to be received, $5,000 represents reporting fees due to an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $97,495; $27,298; and $70,196, respectively will be returned to cash reserves held by BCTC Fund II LP - Series 10; Series 11; and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with compliance ending in 2006. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers; a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. In 2005 the property averaged 73% occupancy, and lost cash of ($11,919). Although 2006 third quarter average occupancy improved slightly to 77%, fourth quarter 2006 occupancy dropped to 71%. The town recently approved the development of a golf course, single family homes, and condos at a nearby ski resort. The Operating General Partner is optimistic that these businesses will attract qualifying applicants. The Operating General Partner continues to fund all operating deficits. The tax, insurance and mortgage payments are all current.

Harbour View Group Limited, (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The Operating General Partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the Operating Partnership requested early prepayment of the mortgage from Rural Development ("RD"). On June 15, 2006, RD notified the Operating General Partner the agency would accept prepayment of the mortgage. The Partnership consummated the prepayment of the RD mortgage on June 30, 2006. Subsequently, the Operating Partnership distributed $295,330 to the investment limited partnership, which represents the insurance proceeds exceeding the payoff of the outstanding mortgage balance and includes the investment limited partner portion of the non-refundable deposits under the current Agreement of Purchase and Sale (discussed below). Of the total Investment Partnership proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale which include but is not limited to third party legal costs. The remaining proceeds received of the investment limited partner $287,830 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

On March 30, 2006, the Partnership entered into a Purchase and Sale agreement with a non-affiliated entity to purchase the land owned by the property. The sale is expected to occur in the first quarter of 2007. The purchase price for the land is $1,405,041. In addition, the buyer will reimburse the Partnership $161,037 for debris removal as a result of the hurricanes. The anticipated proceeds from the sale of the land expected to be return to the investment limited partner are approximately $719,888. Of the total Investment Partnership proceeds anticipated to be received, $6,500 will be paid to BCAMLP for expenses related to the sale which include but is not limited to third party legal costs. The anticipated remaining proceeds of $706,888 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In December 2006, BCTC Fund II - Series 11 transferred its Investment Limited Partner interest and its General Partner interest in London Arms/Lyn, Mar Limited to an entity related to the remaining Operating General Partner for its assumption of the outstanding mortgage balance of approximately $3,811,566 and cash proceeds of $225,000 to the General Partner and $450,000 to the Investment Limited Partner. Of the anticipated proceeds to be received, $75,000 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining anticipated proceeds to be received, $11,500 will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $363,500 will be returned to cash reserves held by BCTC Fund II LP - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $363,500 as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006, the sale proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $438,500 has been recorded as of December 31, 2006.

In December 2006, the Investment General Partner exercised an option to transfer its interest in Licking Associates II Limited Partnership to an affiliate entity of the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $11,972. The transaction is anticipated to close in the first quarter of 2007.

Effective January 1, 2006, the Investment General Partner transferred its interest in Bridgeview Apartments, a Limited Partnership to the Operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,330,582 and proceeds to the Investment Limited Partner of $1. The proceeds actually represented a partial payment of reporting fees due to an affiliate of the ILP and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

In January 2007, the Operating General Partner of Manning Properties LP (Walnut Village Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter 2007. The sales price for Manning Properties LP is $896,201, which includes the outstanding mortgage balance of approximately $816,201 and proceeds to the investment limited partnership of $66,918. Of the proceeds anticipated to be received, $3,100 represents a payment of outstanding Asset Management Fees due to BCAMLP, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $56,318 will be returned to cash reserves held by BCTC Fund LP II - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2007, the Operating General Partner of Denmark LP I (Fairridge Village Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter 2007. The sales price for Denmark LP I is $930,405, which includes the outstanding mortgage balance of approximately $749,405 and estimated proceeds to the investment limited partnership of $181,000. Of the proceeds anticipated to be received, $3,600 represents a payment of outstanding Asset Management Fees due to BCAMLP, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $160,850 will be returned to cash reserves held by BCTC Fund LP II - Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 12)

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 42 properties at December 31, 2006, of which 41% were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 12 reflects net loss from Operating Partnerships of $(966,603) and $(1,069,027), respectively, which includes depreciation and amortization of $1,383,500 and $1,835,606, respectively.

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

On April 9, 2004, the mortgagor approved the proposed removal of the Operating General Partner. The new Operating General Partner is an entity related to the Investment General Partner. The Investment General Partner and the new Operating General Partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the "Revised Agreement") was entered into with the Estate of the former operating general partner. Under the Revised Agreement the Estate paid $200,000 and forfeited its interest in the various operating partnership's owned by the BCTC Fund II as well as the other partnership's involved in the litigation, which are located in Virginia. The monies received are being applied to each operating partnership to reduce the monies misappropriated by the former deceased Operating General Partner in proportion to the total amount misappropriated from all Partnership's involved in the litigation. Under the terms of the Revised Agreement amounts that would have been paid to the Estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois consists of 24 units. The Co-Operating General Partner of the Partnership entered into an agreement to assume the outstanding mortgage of the property and redeem the interests of the Investment Limited Partner, the Special Limited Partner, and the other Co-Operating General Partner. The transaction closed on September 15, 2006. After assumption of the outstanding mortgage balance of approximately $349,210, the cash proceeds to the Investment Limited Partner were $80,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the Investment Partnership; 7,500 was paid to BCAMLP for expenses incurred as a result of the redemption transaction, which include but are not limited to third party legal costs; and the remaining proceeds of $42,500 were returned to cash reserves held by BCTC Fund II - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $42,500 as of September 30, 2006.

Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. In the third quarter of 2006, the partnership had an average occupancy of 97% and operated above breakeven. This is a significant improvement over the 2005 performance when break-even operations were not achieved and average occupancy was 79%. Although fourth quarter average occupancy declined slightly to 92%, the property continues to operate above breakeven and applicant traffic is strong. This improvement was due to better marketing and improved collections. As of December 2005, Dallas Apartments began advertising in ForRent.com, a website that is very effective in increasing traffic in other properties in the area, and For Rent Magazine. Management continues to focus on improving rent collections. The site manager sets up payment plans with residents, and aggressively files notices on those who are consistently delinquent. In both the third and fourth quarters of 2006, they were able to collect 100% of the rental income, an improvement over the $1,870 average monthly delinquency in 2005. The mortgage, taxes and insurance payments are all current. The Investment General Partner will continue to monitor the property's performance.

In the fourth quarter of 2006, the Operating General Partner of Dallas Apartments II entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2007. The sales price for Dallas is $1,695,800, which includes the outstanding mortgage balance of approximately $1,380,527 and proceeds to the Investment Partnership of $162,636. Of the total proceeds anticipated to be received, $10,000 represents reporting fees due to an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $72,568, $14,514, and $58,054, respectively will be returned to cash reserves held by BCTC Fund II LP - Series 10, Series 11, and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The property was having occupancy and collection problems in the first quarter of 2006, with delinquencies of 26% of the rental income and occupancies in the low 80's. In June 2006, a new site manager with experience in turning around troubled properties was hired. The new manager aggressively pursued evictions, but also increased marketing to lease the vacated units. Flyers are being distributed to surrounding apartment communities, referral fees of $50 are being offered, and the property is now advertising in Forrent.com. Management reports that the retail and restaurant industry has expanded in the immediate area, contributing to an area average occupancy of 91%. Due to the increased marketing and expanded economy, occupancy increased to 92% at the end of September 2006 and is holding through the fourth quarter at 93%. Although delinquencies have been reduced to below 10% of the total revenues, it remains a challenge. The site manager continues to make personal visits to the delinquent residents on a daily basis and file evictions when necessary. The Investment General Partner continues to monitor the operations. The mortgage, taxes, and insurance are all current.

In the fourth quarter of 2006, the Operating General Partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2007. The sales price for Newnan is $2,190,000, which includes the outstanding mortgage balance of approximately $1,780,022 and proceeds to the Investment Partnership of $207,489. Of the total proceeds anticipated to be received, $5,000 represents reporting fees due to an affiliate of the Investment Partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $97,495, $27,298, and $70,196, respectively will be returned to cash reserves held by BCTC Fund II LP - Series 10, Series 11, and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit development located in Eufala, AL. The property location is rural with a stagnant economy. The local housing authority closed the Section 8 Program in 2005 due to state cutbacks. The lack of rental assistance has severely affected the property's occupancy. The 2006 fourth quarter occupancy average was 69%. In November 2006, the management company relieved the on-site manager of two other properties so that she could focus all of her attention on Lakeridge rentals. Although they are offering various move-in and referral incentives, they feel that they are struggling with occupancy, in part, because rents are second highest of the eight affordable housing properties in Eufala. The Operating General Partner petitioned Rural Development again in the fourth quarter of 2006 in hopes of receiving relief but they were told that there is no rental assistance available. The Operating General Partner's operating deficit guarantee expired in 2001 and he has funded $67,586. Current deficits have been subsidized by under-funding the required replacement reserve. An approved work-out plan is in effect and the property is not in danger of default. All insurance, real estate tax and mortgage payments are current. Management reported that insurance payments have recently increased significantly and they are seeking a more affordable policy. Credit delivery ended in 2001 and the community's compliance period expires in 2006.

Springfield Housing Associates, Limited Partnership (Pine Woods Apartments) is a 168-unit property located in Springfield, Illinois. In December 2006, BCTC Fund II - Series 9 and Series 12 exercised an option to transfer their interest in Springfield Housing Associates Limited Partnership to an affiliate entity of the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $36,176 (Series 9) and $84,412 (Series 12). The transaction is anticipated to close in the first quarter of 2007.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy in 2005 was 83%. Due to the low occupancy the property operated below breakeven. Displaced Hurricane Katrina victims started to move into the property in the late summer of 2005 increasing occupancy. Occupancy again began to drop in July 2006 and hit a low of 80% in October. Fourth quarter occupancy averaged 87%. Average occupancy for 2006 was 90%, as a result, the property operated below breakeven throughout 2006. Management has increased occupancy with more advertising, outreach to local businesses, and the local housing authority. The Operating General Partner funds the development for any shortfalls. The property mortgage, taxes and insurance are all current.

Brandywood Apartments (Brandywood Limited Partnership) is a 54-unit complex located in Oak Creek, Wisconsin. In an effort to improve operations, the Operating General Partner transferred management to Affiliated Management Group ("Affiliated") in April 2005. Affiliated was able to lower property taxes and administrative expenses and decrease utility expenses as a result of the installation of more energy efficient fixtures. In addition, Affiliated implemented an outreach program to area businesses and offered a rental incentive in the fourth quarter of 2005 of one month free. Although the property expended cash of approximately $80,000 in 2005 and the Investment Limited Partner advanced over $105,000 to fund operating deficits, Affiliated's efforts proved successful. Occupancy rose significantly in the fourth quarter of 2005 and the property was able to maintain an average occupancy of 98% for the first half of 2006. In addition, the property began generating cash in the second quarter of 2006 and had positive cash flow at year end. Due to a number of lease expirations and another change in management, the 2006 third and fourth quarter occupancy dropped to 86% and 79%, respectively. The average 2006 year to date occupancy was 91%.

In March 2006, the Operating General Partner of Brandywood Limited Partnership entered into an agreement to sell the Brandywood Apartments to a non-affiliated entity and the transaction closed on January 11, 2007. The sales price for Bradywood Apartments was $2,500,000, which includes the outstanding mortgage balance of approximately $1,522,460, and net proceeds to the Investment Partnership of $799,093. Of the total net proceeds received, $183,897 will be paid to the former Operating General Partner for amounts advanced to the Partnership. The Investment Limited Partner received proceeds of $615,175. Of the total proceeds received by the investment limited partnership, $117,275 represents reimbursement of funds previously advanced by the investment limited partnership and an affiliate of the investment limited partnership, and $49,375 represents reporting fees due to BCAMLP. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $441,026 will be returned to cash reserves held by BCTC Fund II - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40 unit family development located in Nicholasville, KY. The LIHTC compliance period expired in 2006. Through fourth quarter of 2006 the partnership is expected to operate at a significant loss, due to high operating expenses, which exceed the prior year's state average by 12%, and declining occupancy, which has slipped to an average of 78% through the fourth quarter of 2006. Operating expenses are primarily driven by high administrative costs due to additional maintenance payroll expense, and high maintenance expenses that are related to the age of the property and unit turnover expenses. Low occupancy is the result of the property's advanced age, which has made it non-competitive in the local rental market. Management continues to lose residents to newer developments offering more space and additional amenities. Following the third quarter of 2006, management investigated the likelihood of transferring rental assistance from other properties under its management umbrella to Briarwick. Due to circumstances at these other properties, this is no longer a consideration. The Investment General Partner will continue to work with the Operating General Partner to reduce administrative expenses and maximize resident retention. In 2007 the Investment Limited Partner will explore the possibility off selling it's to the Operating General Partner or a third party. The mortgage, real estate taxes and insurance payments are current. The Operating General Partner's obligation to fund operating deficits is limited to $50,840 per year.

Los Caballos II Limited Partnership (Los Caballos II Apartments) is a 24 unit, family complex located in Hatch, New Mexico. Flash floods on August 14, 2006 caused significant damage to the property. The county building inspector has been to the property and has determined the property is a complete loss. The Operating General Partner had a meeting with the Village of Hatch, representatives from FEMA, and the local RD on January 10, 2007. They are still working on moving the project forward, however, they must wait for word from either the Village of Hatch or Dona Ana County to verify that the Placitas Arroyo is either safe, or will be made safe before reconstruction begins. A remediation team has been hired to develop a plan for reconstruction. Furthermore, they will have to identify additional sources of funds for reconstruction because the flood insurance proceeds are only designed to repair the physical structures and their contents, but nothing outside the buildings. The Operating General Partner did have flood insurance of $250,000 per building for 3 buildings, which will not be sufficient to rebuild if it is determined to be a total loss. The Operating General Partner has indicated they will apply for FEMA funds, which could cover up to 75% of the difference between the insurance proceeds and the cost to re-build. The Operating General Partner has also indicated that RD has agreed to suspend all mortgage payments until the property has been reconstructed. The Operating General Partner is estimating it will take 18 months to rebuild the property if it is determined to be a complete loss. The compliance period for this property expired on December 31, 2005, therefore there no threat of recapture. The Investment General Partner will work with the Operating General Partner to formulate an exit strategy for the Investment General Partner.

In November 2006, the Investment Partnership transferred 50% of its interest in Woodside Apartments to an entity affiliated with the Operating General Partner for its assumption of half of the outstanding mortgage balance of approximately $561,912 and cash proceeds to the Investment Limited Partner of $11,078. Of the proceeds anticipated to be received, $5,400 represents reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds, it is anticipated that $3,750 will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds from the sale of $1,928 will be returned to cash reserves held by BCTC Fund II - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining 50% interest is anticipated to be transferred in December 2007 for $11,078.

Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,928 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $7,328 has been recorded as of December 31, 2006.

In December 2006, BCTC Fund II - Series 9 and Series 12 (the "Investment Limited Partner") exercised an option to transfer its interest in Springfield Housing Associates Limited Partnership to an affiliate entity of the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $36,176 (Series 9) and $84,412 (Series 12). The transaction is anticipated to close in the first quarter of 2007.

In December 2006, the investment partnership transferred its interest in Franklin II Limited Partnership to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $10. The cash proceeds will be returned to cash reserves held by BCTC Fund II - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment partnership entered into an agreement with the operating partnership for receipt of a residual payment if the property is later refinanced or sold by the operating partnership. The residual payment will be $4,000 plus the capital transaction proceeds distributable to the investment partnership in accordance with the operating partnership agreement. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $10 has been recorded as of December 31, 2006.

In December 2006, the investment partnership transferred its interest in Windsor II Limited Partnership to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $10. The cash proceeds will be returned to cash reserves held by BCTC Fund II - Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment partnership entered into an agreement with the operating partnership for receipt of a residual payment if the property is later refinanced or sold by the operating partnership. The residual payment will be $9,575 plus the capital transaction proceeds distributable to the investment partnership in accordance with the operating partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $10 has been recorded as of December 31, 2006.

(Series 14)

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 87 properties at December 31, 2006, of which 86% were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 14 reflects net loss from Operating Partnerships of $(1,424,264) and $(2,300,673), respectively, which includes depreciation and amortization of $3,441,770 and $3,773,429 respectively.

Blanchard Senior Apartments, (Blanchard Senior Apartments II) is a 24 unit development located in Shreveport, Louisiana. Despite occupancy averaging 100% since 2006, the un-audited financial reports indicate the property is operating at a deficit. The loss is directly caused by a lump sum insurance payment in the second quarter of 2006. Additionally, the property has stagnant rental rates, which are insufficient to cover the necessary operating expenses of the partnership. Management is currently working on receiving a rental rate increase; however the administrative process has been slow. The investment limited partner will continue to monitor the property's operations and assist management in determining how to keep expenses below state average in an effort to break even.

Cottonwood Apartments II Partnership (Cottonwood Apartments II) is a 24 unit multifamily development located in Cottonport, Louisiana. During the third quarter of 2005, the property sustained minor damage to shingles and the roof due to Hurricane Rite. Several units had water damage to carpeting and kitchen cabinets. Repairs were completed in December 2005 and were paid for out of operations as no insurance proceeds were collected. Additionally, Cottonwood Apartments II Partnership had a fire during the second quarter of 2006 causing eight units to be vacated and repaired. Repairs were slow in the beginning due to the shortage of contractors, which hurt operations. Repairs are currently complete except for minor paint touch-ups. Four units have been leased and the rest are ready for new tenants. Occupancy is currently 75% and the project is operating at a cash deficit due to these issues. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and expenses.

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

In December 2006, BCTC Fund II - Series 14, BCTC Fund III - Series 17 and BCTC Fund IV - Series 20 (the "Investment Limited Partners") transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the operating partnership in accordance with the equity method of accounting. The remaining 67% Investment Limited Partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the Investment Limited Partnerships based on their original equity investments in the operating partnership.

In January 2007, the Operating General Partner of Summer Lane LP entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter 2007. The sales price for Summer Lane Apartments is $970,131, which includes the outstanding mortgage balance of approximately $850,131 and estimated proceeds to the investment limited partnership of $78,416. Of the proceeds anticipated to be received, $13,897 represents a payment of outstanding Asset Management Fees due to BCAMLP, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $57,019 will be returned to cash reserves held by BCTC Fund LP II - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. The property operated with an average occupancy of 87% for the year 2005. Despite operating expenses that are below the state average, the low rental rates in the area combined with the low average occupancy prevented the property from achieving breakeven operations through the fourth quarter of 2005. The Partnership defaulted on its mortgage in January 2005. The Lender, GMAC Commercial Mortgage Corporation, agreed to reduce its monthly payments to cash flow payments. The Operating General Partner, who had historically supported the property, ceased support. In the fourth quarter of 2005, GMAC proceeded to foreclose its mortgage on the property. In December 2005, an affiliate of the Operating General Partner loaned the Partnership funds to redeem the property at the foreclosure sale. The property remained in compliance throughout its compliance period, which ended December 31, 2005.

In October 2006, BCTC Fund II LP - Series 14 transferred 49% of its interest in Woodfield Commons Limited Partnership to an affiliate of the Operating General Partner for its assumption of 49% if the outstanding mortgage balance and proceeds to the Investment Limited Partnership of $25,000. Of the proceeds received, $10,625 represents reporting fees due to an affiliate of the Investment Limited Partnership and $3,750 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $10,625 will be returned to cash reserves held by BCTC Fund LP II - Series 14. In November 2007, the Investment Limited Partnership will transfer the remaining 51% of its Interest in Woodfield Commons Limited Partnership for the assumption of the 51% of the then outstanding mortgage balance and proceeds of $25,000. Of the remaining proceeds to be received, $10,625 represent reporting fees due to an affiliate of the Investment Limited Partnership and $3,750 will be paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $10,625 will be returned to cash reserves held by BCTC Fund LP II - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds has been recorded in the amount of $10,625 as of December 31, 2006.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. Occupancy has been a problem the past three years, and to increase occupancy, the Operating Partnership requested additional project-based rental assistance, but this request was denied by USDA-Rural Development. The management company advertises in local publications and requests referrals from local agencies. They have also advertised in surrounding towns to increase potential traffic. As a result, occupancy increased slightly from 79% in the fourth quarter of 2005 to 83% in the fourth quarter of 2006. The Operating General Partner funds all operating deficits. The Investment General Partner continues to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit property for families, located in Okemah, OK. The average occupancy for the fourth quarter of 2006 was 84%, an improvement over the 2005 average of 75%. As a result of the improved occupancy and a rent increase approved by Rural Development, it operated above breakeven. The improvement was due to the repair and renovation of the 8 units that were left uninhabitable by the previous site manager in mid-2005. Since the replacement reserve had been depleted, the Operating General Partner funded these repairs. On December 15 2005, one of the duplex buildings had a fire, which resulted in both three-bedroom units being damaged. Due to the extent of the damage, complete demolition and rebuilding is necessary. An insurance claim was filed and the proceeds of $145,324 were received in March 2006. USDA-RD approved the work in May 2006 and applications for building permits were submitted the same month. Demolition work commenced in June 2006 and is now complete. In September 2006, the partnership was notified by USDA-RD that it has been selected to participate in the Multifamily Preservation and Revitalization Restructuring (MPR) Demonstration Program to restructure the first permanent loan. The proposal includes deferring annual principal and interest payments of approximately $5,000 for 20 years, an additional rehabilitation loan of $265,030 with payments deferred for 20 years, and using the insurance proceeds to fund the replacement reserve account rather than rebuilding the fire-damaged duplex building. Because the compliance period will expire December 31, 2007, the Investment General Partner estimated recapture and penalties of only $6,800. Per the Partnership Agreement, the Operating General Partner should repay this amount. The Investment General Partner is currently reviewing this proposal. The tax, insurance, and mortgage payments are all current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The 2006 average occupancy was 74% which is lower then the 2005 average of 78%. As a result of the low occupancy the property operated below breakeven in 2006. The property suffers from inadequate rental assistance. Despite diligent efforts to attract new tenants, property management has consistently been unable to rent all 8 of the property's non-subsidized units. As of December 2006, there were 10 vacant units. Expenses are lower than the state averages for this property and historically the property has been able to generate cash at 83% occupancy. The property has expended $13,165 through the fourth quarter 2006. Operating expenses for 2006 were $2,970 per unit, which is lower than 2005 operating expenses. The state average was $3,480 per unit. The mortgage and the taxes are current. Management has increased local advertising in newspapers and marketing for this property by holding open houses. The property is also offering the first month rent free as a new promotion.

Kilmarnock Limited Partnership (Indian Creek Apts.) is a 20-unit development located in Kilmarnock, Virginia. Due to an average occupancy of 75% the property operated below breakeven in 2005 even with a workout plan with Rural Development that called for reduced debt service payments. Occupancy continued to average 75% in the first three quarters of 2006 but rapidly decreased in the fourth quarter to 50% as of December 31, 2006. The dramatic drop in occupancy was based on management's decision to not renew existing leases in anticipation of the sale of the property in the first quarter of 2007. The operating deficit guarantee is in effect through December 31, 2006 and the Operating General Partner has stated that he will fund the 2006 losses. The property is out of its initial 15-year compliance period and the Operating General Partner is in the process of negotiating the disposition of the asset.

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

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit property for families, located in Jacksonville, NC. The property produced credits from 1992 through 2002 with compliance ending in 2006. In 2005 the property averaged 95% occupancy with cash flow of $3,538. Average occupancy through the fourth quarter of 2006 was 86%. Reasons for the decrease in occupancy during 2006 included evictions for non-payment of rent and illegal activity on the property. Management is anticipating a steady climb in occupancy heading into the first and second quarters of 2007. The Investment Limited Partner will continue to monitor occupancy to ensure no further slide occurs. The Operating General Partner's operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current.

In December 2006, (the "Investment Limited Partner") exercised an option to transfer its interest in Schroon Lake Housing Redevelopment Company to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance of approximately $991,212 and proceeds to the Investment Limited Partner of $14,813. The transaction is anticipated to close in the first quarter of 2007.

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

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28 unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of 12 units. Prior to the fire Franklin Vista III was operating at 100% occupancy. The occupancy through the end of the fourth quarter averaged 99% and is projected to generated cash in 2006. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, namely involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect and USDA Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December there were 12 move-ins into the 12 rebuilt units. As of January 4, 2006, occupancy for the entire complex was back at 100%. On January 6, 2006, the general contractor submitted its final pay request. This request was approved by USDA Rural Development on January 12, 2006 and a check was disbursed on February 1, 2006 to the general contractor and architect. A check was disbursed to the subcontractor on February 12, 2006. The general contractor provided a lien waver for the full amount of its contract including lien wavers for all subcontractors prior to receiving the funds from the retainage account. These funds, including interest on the retainage account, were fully disbursed by March 7, 2006. The Investment General Partner received copies of this documentation.

Rosewood Manor Limited (Rosewood Manor Apartments) is a 43-unit development for the elderly located in Ellenton, Florida. The property was damaged by two hurricanes in late 2004 resulting in seven residential units coming off line. Insurance proceeds for reconstruction were received. All roofing was replaced and all seven units have been repaired and leased. Financial operations have been monitored since the hurricanes and are now stable. The property's occupancy has rebounded, averaging 100% in the fourth quarter of 2006 with the property generating cash of $10,939. The tax credit compliance period for this property ended on December 31, 2006. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. This property is located in a remote location and unlike its completing properties, it does not receive project based Section 8 or any other form of rental assistance. The 2005 year end audit reported the property averaged 96% occupancy and generated $4,905 in cash, as a result of the Rural Housing approved workout plan, modifying the reserve funding requirements. However, through 2006 the property has seen a continual decline in occupancy averaging 88% year to date. The Investment General Partner will continue to work with management to identify opportunities to improve operations. The Operating General Partner has been funding operating deficits of ($20,800) to date in accord with the operating deficit guarantee, which is unlimited in time and amount. The final year of Tax Credit delivery was 2001 and the compliance period for the property ends in 2006.

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

In February 2006, BCTC Fund II - Series 14 transferred 98% of its interest in Plantation IV, Limited to a non-affiliated entity for its assumption of proportionate outstanding mortgage balance of approximately $1,385,688 and cash proceeds to the Investment Limited Partner of $54,319. Of the proceeds received $3,610 represent reporting fees due to an affiliate of the Investment Partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $44,709 will be returned to cash reserves held by BCTC Fund II LP - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In September 2006, the Investment Limited Partner transferred the remaining 2% of its interest to a non-affiliated entity for cash proceeds to the Investment Limited Partner of $1,109. The proceeds of $1,109 will be returned to cash reserves held by BCTC Fund II LP - Series 14. Annual losses generated by the Operating Partnership which were applied against the Investment Partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $44,709 as of March 31, 2006 and additional proceeds of $1,109 have been recorded as of December 31, 2006.

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

In December 2006, BCTC Fund II - Series 14 (the "Investment Limited Partner") exercised an option to transfer its interest in Hunter's Run of Douglas Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $56,200. The transaction is anticipated to close in the first quarter of 2007.

In December 2006, BCTC Fund II - Series 14 (the "Investment Limited Partner") exercised an option to transfer its interest in Wildwood Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $49,274. The transaction is anticipated to close in the first quarter of 2007.

In December 2006, BCTC Fund II - Series 14 (the "Investment Limited Partner") exercised an option to transfer its interest in Woodside RRH Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $47,284. The transaction is anticipated to close in the first quarter of 2007.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006, averaging 75%. Management elected to terminate the on-site manager, replacing her with the manager from a nearby property until a permanent replacement could be found. In the fourth quarter, occupancy averaged 68% and was at 75% as of December 2006. As of January 12, 2007, the property had six vacant units, all of which are rented. The mortgage, taxes, insurance, and accounts payables are current. The compliance period ended in 2006 and the Operating General Partner and Investment General Partner are negotiating a sale of this property.

In December 2006, the investment partnership transferred its interest in Toano III Limited Partnership to an entity affiliated with the Operating General Partner for its assumption of the outstanding mortgage balance and cash proceeds to the Investment Limited Partner of $10. The cash proceeds will be returned to cash reserves held by BCTC Fund II - Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the operating partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the operating partnership is refinanced or sold a residual payment of $500 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the operating partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, the proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $10 has been recorded as of December 31, 2006.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make varied estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future low-income housing credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership and includes the reduction in equity in loss of investment of limited partnerships.

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

Based on the guidance of FIN 46R, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnerships interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 23, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.