Form 10-K
period 2007-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2007-07-16
CIK 853566

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Partnership are incorporated by reference:

Form 10-K Parts	Document

Parts I, III Parts II, IV	Prospectus

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2007

PART I
Item 1. Business
Organization
Boston Capital Tax Credit Fund II Limited Partnership (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of June 28, 1989. Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership’s general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the general partner is BCA Associates Limited Partnership; a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation. John P. Manning is the principal of Boston Capital Partners, Inc. and C&M Management Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The assignor limited partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.
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
Each apartment complex has qualified for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Certain of the apartment complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the government assistance programs are described on pages 67 to 92 of the Prospectus, as supplemented, under the caption “Government

Assistance Programs,” which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complex.
As of March 31, 2007, the Partnership had invested in a total of 229 Operating Partnerships; 7 Operating Partnerships on behalf of Series 7, 38 Operating Partnerships on behalf of Series 9, 33 Operating Partnerships on behalf of Series 10, 35 Operating Partnerships on behalf of Series 11, 37 Operating Partnerships on behalf of Series 12, and 79 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.
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
Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Partnership.
An investment in our BACs and our investments in Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our BACs, and the amount of proceeds available for distribution to our limited partners, if any, on liquidation of our investments.
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
The IRS may audit us or an Operating Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our BACs. Changes in tax laws could also impact the tax benefits from an investment in our BACs and/or the value of the Operating Partnerships. Until the Operating Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for BAC holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The limited partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.
Poor performance of one housing complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Partnership, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax

Credits, and a loss of our investment in the housing complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
— difficulties in obtaining rent increases;
— limitations on cash distributions;
— limitations on sales or refinancing of Operating Partnerships;
— limitations on transfers of interests in Operating Partnerships;
— limitations on removal of local general partners;
— limitations on subsidy programs; and
— possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the BACs exists or is expected to develop.
There is currently no active trading market for the BACs. Accordingly, limited partners may be unable to sell their BACs or may have to sell BACs at a discount. Limited partners should consider their BACs to be a long-term investment.
Investors may realize taxable gain on sale or disposition of BACs.
Upon the sales or other taxable disposition of BAC, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them. For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale, expenses such as accrued fund management fees and unpaid loans will be deducted pursuant to Section 4.02(a) of the Partnership Agreement. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment will be the tax credits received.
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
We have insufficient sources of cash to pay our existing liabilities.
We currently do not have sufficient cash resources to satisfy our financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our general partner and its affiliates. Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case. We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Partnership has acquired a limited partnership interest in each of the 229 Operating Partnerships in 6 series identified in the table set forth below. In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year. The general partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership — Series 7
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Briarwood Apartments	Cameron, MO	24	$604,662	12/89	12/89	100%	$157,254

Creekside Apartments	Vandergrift, PA	30	1,240,271	6/89	9/89	100%	247,790

Deer Hill II Apartments	Huntersville,NC	40	1,431,974	2/90	5/89	100%	333,370

Lebanon Properties II	Lebanon, MO	24	558,018	12/89	7/89	100%	136,440

Oak Grove Estates	Oak Grove, MO	20	469,555	12/89	9/89	100%	113,188

Oakview Apartments	Delta, OH	38	1,092,000	12/89	10/89	100%	258,264

Westwood Square Apartments	Moore Head City, NC	36	1,363,362	7/90	7/90	100%	117,286

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Azalea Village Apartments	Crawford, GA	24	$620,548	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,149,068	4/90	5/90	91%	290,403

Big Lake Seniors	Big Lake, TX	20	535,852	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	503,171	12/93	9/94	100%	98,561

Cotton Mill Apartments	Stuart, VA	40	1,421,364	10/92	7/93	100%	271,351

Country Lane Apts.	Blakely, GA	32	1,019,984	5/90	5/90	100%	211,916

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Fawn River Apartments	Sturgis, MI	100	$3,600,624	10/90	10/90	100%	$971,446

Garden Lake Apartments	Immokalee, FL	65	2,136,707	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	608,518	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,453,630	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,452,659	6/90	8/90	100%	276,203

Grifton Manor Apts.	Grifton, NC	40	1,195,088	9/93	2/94	100%	261,645

Hacienda Villa Apartments	Firebaugh, CA	120	3,383,942	4/90	1/90	100%	1,343,294

Haines City Apartments	Haines City, FL	46	1,395,576	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	853,534	10/92	9/92	96%	193,830

Hill St. Commons	South Paris, ME	25	1,443,323	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,352,654	3/90	6/90	100%	313,200

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Le Grand Apts.	Le Grand, CA	34	$1,680,733	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,441,080	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,432,867	5/90	3/90	100%	321,908

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,696,357	9/90	10/90	100%	1,116,284

Mill Pond Apartments	Brooklyn, MI	36	1,074,122	5/90	5/90	100%	250,175

Pine Ridge Place	Polkton, NC	16	616,061	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	597,767	12/93	7/93	100%	144,839

Putney Meadows Apts	Putney, VT	28	1,392,249	12/92	5/93	100%	374,495

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Quail Hollow II	Raleigh, NC	36	$1,365,341	7/90	9/90	100%	$313,521

Rainbow Gardens Apartments	Dunnellon, FL	36	$1,175,335	12/92	6/93	100%	$236,763

Raitt Street Apts.	Santa Ana, CA	6	846,133	5/93	8/93	100%	416,200

School St. Apts. II	Marshall, WI	24	624,063	6/93	6/93	100%	652,967

Scottsville Hollow	Scottsville, NY	36	1,383,414	5/90	5/90	100%	304,060

St. Paul’s Apartments	St. Paul, NC	32	1,231,551	5/90	9/90	100%	263,165

Tappahannock Greens Apts.	Tappahannock, VA	40	1,453,366	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,434,576	9/90	11/90	100%	300,033

Twin Oaks Apartments	Raeford, NC	28	1,105,248	5/90	5/90	100%	275,894

Boston Capital Tax Credit Fund II Limited Partnership — Series 9
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Village Oaks Apartments II	Live Oak, FL	24	$711,163	6/90	2/90	100%	$164,291

Westside Apartments	Providence, RI	40	2,153,464	6/90	12/90	100%	1,777,738

Westwood Square Apartments	Moorehead City, NC	36	1,363,362	7/90	7/90	100%	195,391

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Athens Park Apartments	Athens, AL	48	$1,302,645	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	714,850	8/89	11/90	100%	168,234

Baytree Apartments	Richlands, NC	24	933,065	11/88	7/90	100%	210,999

Benchmark Apartments	China Grove, NC	24	1,081,207	11/88	7/90	100%	223,328

Berkshire Apartments II	Wichita, KS	66	1,616,032	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	929,730	11/90	10/90	100%	205,470

Briarwood Apartments	Middleburg, FL	52	1,441,948	8/90	8/90	100%	509,251

Butler Manor Apartments	Morgantown, KY	16	488,205	12/90	2/91	100%	119,952

Campbell Creek Apartments	Dallas, GA	80	1,396,387	12/91	10/90	100%	735,000

Candlewick Place	Monroeville, AL	40	1,217,418	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	750,916	5/93	5/93	100%	180,800

Charlton Court Apartments	Folkston, GA	40	1,164,939	12/92	1/93	100%	263,520

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Cloverleaf Apartments	Bishopville, SC	24	$830,405	11/90	4/90	100%	$153,900

Cloverleaf Apts., Phase II	Bishopville, SC	24	849,067	11/90	4/90	100%	160,761

Hartway Apts.	Munfordville, KY	32	888,143	7/90	6/90	100%	239,041

Ironton Estates	Ironton, MO	24	600,414	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	956,696	11/92	12/92	100%	192,347

Longview Apartments	Maysville, NC	24	849,685	11/88	8/90	100%	195,837

Maidu Village	Roseville, CA	81	1,608,654	3/91	12/91	100%	470,000

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Meadowbrook Lane Apartments	Americus, GA	50	$1,434,393	9/90	3/90	100%	$336,264

Melrose Lane Apartments	Great Falls, SC	24	866,168	11/90	10/90	100%	203,645

Pecan Village Apartments	Ellaville, GA	30	763,702	7/90	2/90	100%	221,856

Pine View Apartments	Perry, FL	29	934,501	9/90	12/90	100%	277,405

Pines by the Creek Apts.	Newnan, GA	96	1,795,970	12/90	10/90	100%	890,000

Pine Grove Apts.	Ackerman, MS	24	501,830	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	953,359	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	631,459	7/90	7/90	100%	147,480

Boston Capital Tax Credit Fund II Limited Partnership — Series 10
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Stockton Estates	Stockton, MO	20	$428,821	2/93	1/93	100%	$120,352

Stratford Square Apartments	Brundidge, AL	24	731,909	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,436,162	11/92	3/93	100%	246,230

Sunmark Apartments	Morgantown, KY	24	748,195	8/90	12/90	100%	176,669

Woodside Apartments	Lisbon, ME	28	1,442,844	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Academy Hill Apartments	Ahoskie, NC	40	$1,339,946	2/91	2/91	100%	$319,224

Aspen Square Apartments	Tazewell, VA	60	1,787,338	11/90	11/90	100%	356,495

Buckeye Senior Apartments	Buckeye, AZ	41	1,302,908	12/90	8/90	100%	311,480

Campbell Creek Apartments	Dallas, GA	80	1,396,387	12/90	10/90	100%	142,000

Cambridge Manor Apartments	Macon, MS	47	1,564,804	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	931,165	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,143,965	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	154,240	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	3,325,463	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	564,609	11/90	9/90	100%	133,790

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Elmwood Manor Apartments	Eutaw, AL	47	$1,578,169	5/93	12/93	100%	$333,440

Fairridge Lane Apartments	Denmark, SC	24	792,015	11/90	6/90	100%	209,326

Fairridge Village Apartments	Denmark, SC	24	745,707	11/90	6/90	100%	186,381

Farmerville Square Apts.	Farmerville, LA	32	944,223	1/91	4/91	100%	212,280

Franklin School	Great Falls, MT	40	1,442,505	10/90	12/91	100%	1,453,270

Hilltop Apts.	Los Lunas, NM	40	1,378,117	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	872,592	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	889,036	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,483,044	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	902,113	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Lakewood Village Apartments	Lake Providence, LA	32	$930,243	1/91	5/91	100%	$223,827

Maidu Village	Roseville, CA	81	1,608,654	3/91	12/91	100%	530,000

Nevada Manor	Nevada, MO	24	629,728	11/90	10/90	100%	143,270

Oatka Meadows	Warsaw, NY	24	894,219	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,199,443	12/90	12/90	100%	522,999

Pines by the Creek Apartments	Newnan, GA	96	1,795,970	12/90	10/90	100%	245,000

Sandy Pines Manor	Punta Gorda, FL	44	—	12/90	7/90	100%	399,977

Sierra Springs Apartments	Tazewell, VA	36	1,145,117	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,425,107	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	761,486	12/90	9/90	100%	206,888

Boston Capital Tax Credit Fund II Limited Partnership — Series 11
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Walnut Village Apartments	Manning, SC	24	$816,201	11/90	11/90	100%	$183,244

Washington Manor Apartments	Washington, LA	32	933,141	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,341,717	1/91	4/91	100%	329,130

Windsor Apts.	Metter, GA	53	1,420,614	12/92	5/93	100%	248,207

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Bowman Village Apartments	Bowman, GA	24	$648,322	6/91	10/91	100%	$139,879

Brentwood Manor Apartments	Clarkson, KY	24	719,852	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,155,976	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	511,799	6/91	7/91	100%	458,800

Campbell Creek Apartments	Dallas, GA	80	1,396,387	3/91	10/90	100%	593,000

Cananche Creek Apartments	Norton, VA	36	1,202,740	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	634,379	10/91	6/92	100%	161,452

Corcoran Garden Apartments	Corcoran, CA	38	1,577,831	2/91	11/90	100%	432,438

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Crescent City Senior Apartments	Crescent City, CA	38	$2,076,149	3/91	3/91	100%	$474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,310,125	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	731,640	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	545,841	12/91	7/92	100%	150,033

Hamilton Village Apartments	Preston, GA	20	553,491	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,372,923	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,483,044	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	715,650	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	892,199	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	643,456	10/91	5/92	100%	149,058

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Los Caballos II Apts.	Hatch, NM	24	$690,954	7/91	8/91	100%	$164,740

Marlboro Place Apartments	Bennettsville, SC	24	813,288	3/91	2/91	100%	192,779

Melville Plaza Apartments	Melville, LA	32	867,216	7/91	10/91	100%	178,564

Oakleigh Apartments	Abbeville, LA	32	888,157	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	876,442	8/91	1/92	100%	180,819

Pines by the Creek Apartments	Newnan, GA	96	1,795,970	3/91	10/90	100%	645,000

Portales Estates	Portales, NM	44	1,401,873	7/91	7/91	100%	365,100

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Prairie West Apts. III	West Fargo, ND	24	$445,379	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	879,387	4/91	1/91	100%	180,186

Rockmoor Apartments	Banner Elk, NC	12	547,435	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	649,579	5/91	5/91	100%	145,606

Turner Lane Apartments	Ashburn, GA	24	702,554	5/91	7/91	100%	147,090

Boston Capital Tax Credit Fund II Limited Partnership — Series 12
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Uptown Apartments	Salyersville, KY	16	$504,660	5/91	3/91	100%	$121,700
Villas of Lakeridge	Eufala, AL	18	517,829	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,335,848	4/91	1/91	100%	310,510

Woodcrest Manor Apartments	Woodville, MS	24	690,356	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	985,344	10/91	4/92	100%	229,601

Woodside Apartments	Grove City, PA	32	1,123,823	4/91	3/91	100%	229,291

Yorkshire Townhome Apts.	Fort Smith, AR	50	650,542	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Ada Village Apts.	Ada, OK	44	$979,220	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,541,941	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	900,527	1/92	12/91	100%	201,300

Blanchard Senior Apts. II	Blanchard, LA	24	580,522	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	207,410	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,113,543	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	843,715	1/92	3/92	100%	186,065

Briarwood Apartments Ph II	Middleburg, FL	50	1,449,603	2/92	4/92	100%	293,694

The Bridge Building	New York, NY	15	—	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	706,164	7/91	11/90	100%	160,600

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Carleton Court Apartments	Providence RI	46	$2,955,965	12/91	12/91	100%	$1,496,922

Carriage Run Apartments	Emporia, VA	40	1,259,811	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,229,906	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,375,508	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	677,423	8/91	7/91	100%	198,275

College Green	Chili, NY	110	4,002,942	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	528,434	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	637,769	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	837,305	11/91	10/91	100%	922,350

Countryside Manor	Fulton, MS	24	649,596	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,107,775	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	846,024	7/92	1/93	100%	186,000

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Duncan Village Apts.	Duncan, OK	48	$1,057,456	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,158,826	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,388,679	2/92	1/92	100%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	606,500	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	675,708	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	868,343	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	903,289	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,402,586	1/92	6/91	100%	226,000

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Green Village Apts. II	Standardsville, VA	16	$569,311	4/92	11/91	100%	$99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,097,686	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	767,392	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,440,333	7/92	9/92	100%	311,775

Hessmer Village Apartments	Hessmer, LA	32	883,287	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	859,068	9/91	1/92	100%	184,900

Jarratt Village Apartments	Jarratt, VA	24	806,170	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	149,869	1/93	12/93	100%	24,365

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
La Gema del Barrio Apts.	Santa Ana, CA	6	$643,703	6/92	8/92	100%	$458,000

Lafayettee Gardens Apartments	Scott, LA	56	991,359	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,943,647	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,449,482	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	3,093,187	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,443,933	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	198,278	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,608,654	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	972,922	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	205,905	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,108,478	12/91	12/91	100%	432,320

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Navapai Apartments	Prescott Valley, AZ	26	$859,138	6/91	4/91	100%	$207,330

Nevada City Senior Apartments	Grass Valley, CA	60	3,455,424	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	899,779	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,444,979	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,265,754	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	828,825	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	654,407	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	980,869	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	941,386	10/91	3/92	100%	199,311

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Portville Square Apartments	Portville, NY	24	$851,018	3/92	3/92	100%	$198,100

Prague Village Apts.	Prague, OK	8	114,757	1/93	3/93	100%	$21,373

Rainier Manor Apartments	Mt. Rainier, MD	104	3,494,272	3/92	1/93	100%	1,190,350

Rosewood Manor Apartments	Ellenton, FL	43	1,402,333	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,310,973	1/92	10/91	100%	588,965

Smithville Properties	Smithville, MO	48	1,211,761	2/92	5/91	100%	285,384

Snow Hill Ridge Apartments	Raleigh, NC	32	1,131,855	10/91	12/91	100%	307,524

Spring Creek Village	Derby, KS	72	1,311,953	6/91	9/91	100%	1,634,760

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Spring Valley Apartments	Lexington Park, MD	128	$5,132,621	11/91	12/92	100%	$2,877,811

Summer Lane Apartments	Santee, SC	24	850,131	7/91	11/91	100%	176,291

Titusville Apartments	Titusville PA	30	1,204,537	12/91	1/92	100%	280,829

Valley Ridge Senior Apartments	Central Valley, CA	38	1,772,219	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,309,797	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,222,881	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	621,359	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,106,155	7/91	8/91	100%	295,250

Boston Capital Tax Credit Fund II Limited Partnership — Series 14
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Wesley Village Apartments	Martinsburg, WV	36	$1,273,310	10/91	6/92	100%	$266,253

Westside Apartments	Louisville, MS	33	734,424	3/92	1/92	100%	191,014

Woodfield Commons Apartments	Marshfield WI	48	771,597	9/91	6/91	100%	1,126,901

Wynnewood Village Apts.	Wynnewood, OK	16	417,981	1/93	11/93	100%	67,443

Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for the Registrant’s Partnership Interests and Related Partnership Matters
(a) Market Information
The Partnership is classified as a limited partnership and has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.
(b) Approximate number of security holders
As of March 31, 2007, the Partnership has 10,705 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.
The BACs were issued in series. Series 7 consists of 748 investors holding 1,036,100 BACs, Series 9 consists of 2,030 investors holding 4,178,029 BACs, Series 10 consists of 1,513 investors holding 2,428,925 BACs, Series 11 consists of 1,277 investors holding 2,489,599 BACs, Series 12 consists of 1,787 investors holding 2,972,795 BACs, and Series 14 consists of 3,350 investors holding 5,574,290 BACs at March 31, 2007.
(c) Dividend history and restriction
The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2007.
The Partnership Agreement provides that profits, losses and credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of profits, losses and credits among BAC holders will be made in proportion to the number of BACs held by each BAC holder.
Any distributions of net cash flow or liquidation, sale or refinancing proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by the holder on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.
Partnership allocations and distributions are described on pages 107 to 112 of the Prospectus, as supplemented, which are incorporated herein by reference.
During the year ended March 31, 2007, the Partnership made distributions to the limited partners of Series 7, 12, and 14 for proceeds from the sale of one of the Operating Partnerships. Further details on the distributions are disclosed in the results of operations.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Partnership for each of the five years in the period ended March 31, 2007. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2005	2004	2003
Operations

Interest & other Inc	$385,580	$48,063	$70,362	$65,709	$56,293

Share of Income (Loss) Of Operating Partnerships	1,989,375	2,457,601	(3,230,139)	(4,482,965)	(5,855,904)

Operating Exp	2,125,695	4,711,222	(5,425,508)	(4,785,151)	(4,034,177)

Net Income (Loss)	$249,260	$(2,205,558)	$(8,585,285)	$(9,202,407)	$(9,833,788)

Net Income (Loss) per BAC	$.01	$(.12)	$(.46)	$(.49)	$(.52)

Balance Sheet

Total Assets	$5,679,096	$8,597,063	$13,110,125	$20,278,411	$29,506,804

Total Liabilites	$27,926,723	$29,550,925	$30,278,230	$28,861,231	$26,412,221

Capital	$(22,247,627)	$(20,953,862)	$(17,168,105)	$(8,582,820)	$3,094,583

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Liquidity
The Partnership’s primary source of funds was the proceeds of the Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2007 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.
The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2007 the Partnership accrued, net of payments made, $1,286,006 in annual partnership management fees. As of March 31, 2007 the accrued partnership management fees totaled $26,871,159. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
Affiliates of the general partner have advanced $810,470 to the Partnership to pay certain third party operating expenses and to fund advances to Operating Partnerships. Of this amount, $36,300 was advanced and $133,047 was reimbursed during the fiscal year ended March 31, 2007. The allocation of the total advanced through March 31, 2007, to four of the six series is as follows: $322,613 to Series 7, $99,461 to Series 11, $215,738 to Series 12 and $172,658 to Series 14. These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships. The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated. Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the

Partnership. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.
Capital Resources
The Partnership offered BACs in the Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,517 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7, 9 through 12 and 14 of the Partnership.
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
As of March 31, 2007 the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2007 8 of the properties had been disposed of and 7 remained. Cash and Cash Equivalents for Series 7 at March 31, 2007 represented $187,030 in working capital.
(Series 9). The Partnership commenced offering BACs in Series 9 on February 1, 1990. The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9. Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.
As of March 31, 2007 the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships. As of March 31, 2007 17 of the properties had been disposed of and 38 remained. Cash and Cash Equivalents for Series 9 at March 31, 2007 represented $141,756 in working capital.
(Series 10). The Partnership commenced offering BACs in Series 10 on May 7, 1990. The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10. Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2007 the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships. As of March 31, 2007 12 of the properties had been disposed of and 33 remained. Cash and Cash Equivalents for Series 10 at March 31, 2007 represented $312,676 in working capital.
(Series 11). The Partnership commenced offering BACs in Series 11 on September 17, 1990. The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11. Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.
During the fiscal year ended March 31, 2007, the Partnership did not use any of Series 11’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007 the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2007 5 of the properties had been disposed of and 35 remained. The Partnership has completed payment of all installments of its capital contributions to 33 of the 35 remaining Operating Partnerships. Cash and Cash Equivalents for Series 11 at March 31, 2007 represented $211,850 in unpaid capital contributions and working capital.
(Series 12). The Partnership commenced offering BACs in Series 12 on February 1, 1991. The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12. Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.
During the fiscal year ended March 31, 2007, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007 the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179. As of March 31, 2007 16 of the properties had been disposed of and 37 remained. The Partnership has completed payment of all installments of its capital contributions to 36 of the 37 remaining Operating Partnerships. Cash and Cash Equivalents for Series 12 at March 31, 2007 represented $502,693 in unpaid capital contributions and working capital.
(Series 14). The Partnership commenced offering BACs in Series 14 on May 20, 1991. The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14. Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.
During the fiscal year ended March 31, 2007, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2007 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328. As of March 31, 2007 22 of the properties had been disposed of and 79 remained. The Partnership has completed payment of all installments of its capital contributions to 68 of the remaining 79 Operating

Partnerships. Cash and Cash Equivalents for Series 14 at March 31, 2007 represented $649,859 in unpaid capital contributions and working capital.
Results of Operations
The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2007, 2006, and 2005 was $1,285,868, $1,752,063, and $1,719,408, respectively. The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.
Most series in Boston Capital Tax Credit Fund II Limited Partnership experienced a decrease in the tax credits generated per BAC from calendar year 2004 to 2005. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact that a large number of the Operating Partnerships are in their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
(Series 7). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2007, all of which were at 100% qualified occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,046,431 and $970,721, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 7 was $0, respectively. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.
By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2006, 2005, and 2004, Series 7 reflects net loss from Operating Partnerships of $(151,285), $(701,272), and $(522,978), respectively, which includes depreciation and amortization of $300,643, $651,378, and $761,678, respectively.

In March 2006, the property owned by Metropole Apartments Associates Limited Partnership was sold for $6,150,000, which includes the outstanding mortgage balance of approximately $3,936,450 and proceeds to the Operating Partnership of $1,736,881. The net proceeds paid to Series 7 were $808,572. Of the total proceeds received, $113,726 represents reimbursements of funds previously advanced by an affiliate of the investment general partner, $46,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $639,346 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $753,072 as of March 31, 2006.
In December 2004, the investment partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the operating general partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the investment partnership of $18,225. Of the total investment partnership proceeds $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $13,225 were paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,182 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs; and $11,043 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,043 as of December 31, 2004. In the prior fiscal year March 31, 2006, $182 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In December 2004, the investment partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the operating general partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the investment partnership of $17,951. Of the total investment partnership proceeds, $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $12,951 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,180 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal; and $10,771 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,771 as of December 31, 2004. In the prior fiscal year March 31, 2006, $180 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and the Partnership’s Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances. This amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.
In January 2005, Boston Capital Tax Credit Fund I — Series 3 and Series 4 and the Partnership’s Series 7 sold its investment limited partner interest in Bowditch School L.P. (The Bowditch School Lodging House) to the Operating General Partner for his assumption of the outstanding mortgage balance of $3,053,108 and proceeds to the investment limited partner of $1. The investment limited partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the investment limited partner interest has been recorded.
In December 2001, the operating general partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from Series 7. In March 2003, the investment general partner entered into an agreement to sell the property to the operating general partner in return for its agreement to assume the outstanding mortgage balance of approximately $1,680,854 and distribute cash proceeds to the investment partnership of $320,278. In the 10-Q filed for the quarter ended December 31, 2005 it was estimated that $131,888 would be distributed to investors and provided this was the actual amount distributed, the investor per BAC distribution would be $.08 and that the remaining proceeds of $188,390 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $4,000 represents the reimbursement of legal expenses incurred in connection with the disposition of the property; and $184,390 represents partial reimbursement for outstanding asset management fees. It had been decided that the reimbursement related to the disposition of $131,888 will not be paid, and that the monies originally anticipated to be returned to investors will be added back to the Series’ working capital reserves. The monies returned to the Series’ working capital reserves will be available to pay obligations of the investment limited partnership. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the expenses, has been recorded in the amount of $284,510 as of September 30, 2005. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of legal expenses.
In December 2006, the investment limited partners transferred their interest in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and a note payable in the amount of $416,080 and $326,920 is payable in December 2007 to Series 6 and the Partnership’s Series 7, respectively. Of the gross proceeds received in December 2006, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Series 7, respectively. Of the remaining proceeds received in December 2006 $46,200 and $36,300 for Series 6 and Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, it is anticipated that the monies payable under the note payable in December 2007, in the amount of $416,080 and $326,920, to Series 6 and Series 7, respectively, will be returned to fund reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006. The sale proceeds are expected to be received by December 31, 2007; so a receivable in the amount of $416,080 and $326,920 has been recorded for Series 6 and Series 7, respectively, as of December 31, 2006.
In November 2006, the investment limited partner transferred 50% of its interest in Creekside Apartments, a Pennsylvania limited partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $622,287 and cash proceeds to the investment limited partner of $6,821. Of the proceeds received, $3,071 represented reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7. The remaining 50% investment limited partner interest in the operating partnership is anticipated to be transferred in December 2007 for the assumption of the remaining mortgage balance outstanding and proceeds of $6,821. It is anticipated that none of the remaining proceeds to be received will be returned to cash reserves held by Series 7. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the partial transfer of the investment limited partner interest has been recorded.
(Series 9). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.8%, respectively. The series had a total of 38 properties as of March 31, 2007, of which 36 were at 100% qualified occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,614,655 and $3,141,394, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00 and $.01, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, the Investments in Operating Partnerships for Series 9 were $0, respectively. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the periods ended December 31, 2006, 2005, and 2004 Series 9 reflects net loss from Operating Partnerships of $(2,057,368), $(1,950,271), and $(2,187,187), respectively, which includes depreciation and amortization of $2,280,855, $2,682,981, $2,766,775, respectively.
Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20 unit development located in Blanco, Texas. The overall operating expenses during

2006 were lower than the prior year’s state averages and occupancy averaged 100%. However due to stagnant rental rates, the property operated well below break even and expended cash. Additionally, the property had under-funded reserves and there was insufficient cash to cover the payables. During the first quarter of 2007, occupancy decreased slightly, but remains strong averaging 97%. The Operating General Partner is working to obtain approval for a rent increase which would prove beneficial to the partnership as the un-audited first quarter financials indicate management is maintaining the expenses. All tax, mortgage, and insurance payments are current.
Big Lake Seniors Apartments (Big Lake Seniors) is a 20 unit development located in Big Lake, Texas. The overall operating expenses increased during 2006, but were still lower than the prior year’s state averages. Although occupancy averaged 98%, stagnant rental rates hampered the property. There was also an increase in maintenance expenses largely due to FHA approved major repairs which resulted in the property operating below break even and expending cash. During the first quarter of 2007, occupancy decreased to 93% and the Operating General Partner is working to obtain approval for a rent increase. All tax, mortgage, and insurance payments are current.
School Street II Limited Partnership (School Street Apts. II) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager, and advertising in local publications. In 2006, Management also offered several rental incentives and, although the property is still operating below break even, these leasing efforts have improved cash flow and increased occupancy. Average occupancy for 2006 was 77%, as compared to 61% in 2005. The average occupancy for the first quarter of 2007 was 77%. The mortgage, taxes, insurance, and accounts payables are current. The original mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the mortgage with a four year loan, which requires monthly interest payments only, in the first two years.
In April 2005, the special limited partner of the Operating Partnership agreed, on behalf of the Limited Partners of the Operating Partnership, that the investment general partner would supplement 25% of the Operating General Partner’s deficit funding by advancing the necessary funds at quarterly intervals, provided these advances would not exceed an aggregate $25,000. As of the first quarter 2007, the investment general partner has advanced $25,000 to the Operating Partnership under the April 2005 agreement and has fulfilled its operating advance obligation per this agreement. Prior to the April 2005 agreement, the investment general partner funded $162,081. Therefore, the total of all advances made by the investment general partner to the Operating Partnership is $187,081.
In May 2007, the Operating General Partner received an offer from an unrelated third party to purchase School Street Apts. II. A purchase and sale agreement has not yet been executed because consent from the investment limited partner is required for such a sale and the offer is currently under review. If the transaction is approved, it is anticipated to close in the second or third quarter of 2007.
Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. The property’s operations were strong in 2006, with average annual occupancy of 96%. As of the end of April 2007, the occupancy was holding strong at 96%. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the community’s compliance period expires in 2007.
Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy development, located in Porterville, CA. In 2006 this property operated with an average physical occupancy of 97%. Occupancy remained strong in the first quarter of 2007 averaging 96%. Despite strong occupancy the property is unable to breakeven due to low rental rates. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $37,973 in 2006. The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.
In December 2006, the investment limited partnership transferred its interest in Surry Village II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, there would be a residual payment of $7,000 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.
In December 2006, Series 9 and Series 12 exercised an option to transfer their interest in Springfield Housing Associates Limited Partnership to an affiliated entity of the operating general partner for its assumption of the outstanding mortgage balance of $3,921,906 and cash proceeds to the investment limited partner of $35,780 (Series 9) and $81,877 (Series 12). The transaction closed in January 2007. Of the total proceeds received, $70,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the proceeds received, $2,281 (Series 9) and $5,219 (Series 12) was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $12,212 and $27,945 were returned to cash reserves held by Series 9 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $12,212 for Series 9 and $27,945 for Series 12 as of March 31, 2007.
Warrensburg Estates Limited Partnership (Warrensburg Estates), is a 32-unit property located in Warrensburg, Missouri. The property reached the end of its compliance period on December 31, 2004. In June 2005, the investment partnership sold its interest in Warrensburg Estates, Limited Partnership to the operating general partner for his assumption of the outstanding mortgage balance of $773,085 and proceeds to the investment partnership of $23,264. Of the total investment partnership proceeds received, $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $18,264 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts to be paid to BCAMLP is as follows: $2,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs; and $16,264 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $16,264 as of March 31, 2006.
In December 2004, Series 9 negotiated a sale of its investment limited partner interest in Pedcor Investments 1989-VIII (Port Crossing Apartments) to the operating general partner for his assumption of the outstanding mortgage of approximately $3,747,940 and proceeds to Series 9 of $906,000. The sale of the investment limited partner interest occurred in the first quarter of 2005. Of the total investment limited partner proceeds $32,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the net proceeds $232,000 was distributed to the investors. The investor per BAC distribution was $.056. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $642,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $21,560 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $620,440 represents a partial payment of outstanding asset management fees due to BCAMLP. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the overhead and expense reimbursement and the Operating Partnership’s investment balance at the time of the sale, has been recorded in the amount of $779,369 as of March 31, 2005. As of March 31, 2006 $9,060 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees. A reduction in the amount of $12,500 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.

In October 2004, the operating general partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the investment limited partner after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were $485,000. Of the net proceeds received, $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $68,750 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $191,250 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $416,250 as of March 31, 2005. In the prior fiscal year ended March 31, 2006 $59,750 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
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
In January 2005, Series 9 sold its investment limited partner interest in Maywood Associates Limited (Maywood Apartments) to the operating general partner for his assumption of the outstanding mortgage balance of approximately $1,472,922 and proceeds to Series 9 of $56,200. Proceeds from the sale were received in the first quarter 2005. Of the total proceeds received $13,000 represents payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the total remaining proceeds $10,000 was returned to the investors. The investor per BAC distribution was $0.002. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $33,200 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $28,200 represents partial reimbursement for outstanding advances and asset management fees; and $5,000 represent reimbursement for expenses incurred related to the sale, which includes legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $38,200 as of March 31, 2005.
In March 2005, Series 9 sold its interest in Breezewood RRH, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the investment limited partner of $56,124. Of the total investment limited partner proceeds received, $3,570 represents payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes but salary reimbursements and third party legal and mailing costs; and $27,342 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,538 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In March 2005, Series 9 sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the investment limited partner of $44,408. Of the total investment limited partner proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $18,244 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,177 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Series 9 sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the investment limited partner of $58,327. Of the total investment limited partner proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $17,185. This represents a per BAC distribution of $0.004. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $18,243 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $35,428 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Series 9 sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $2,725,687 and proceeds to the investment limited partner of $109,027. Of the total investment limited partner proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $39,961. This represents a per BAC distribution of $0.010. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $52,861 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $92,822 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Boston Capital Tax Credit Fund II – Series 9 sold its interest in Quail Hollow RRH, Ltd., (Quail Hollow Apts.) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,439,422 and proceeds to the investment limited partner of $57,577. Of the total investment limited partner proceeds received, $2,198 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $16,848. This represents a per BAC distribution of $0.004. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $38,531 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $29,514 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,362 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued AMF’s.
In March 2005, Series 9 sold its investment limited partner interest in 438 Warren Street LP (Warren Street Lodging House) to the operating general partner for his assumption of the outstanding mortgage balance of $1,143,101 and proceeds to the investment limited partner of $1. The investment limited partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partner and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner Interest has been recorded.
(Series 10). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 33 properties at March 31, 2007, all of which were at 100% qualified occupancy.
For the tax years ended December 31, 2006 and 2005 the series, in total, generated $1,485,152 and $1,952,135, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, the Investments in Operating Partnerships for Series 10 were $234,798 and $369,953, respectively. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2006, 2005, and 2004 Series 10 reflects net loss from Operating Partnerships of $(900,160), $(966,648), and $(1,625,185), respectively, which includes depreciation and amortization of $1,583,769, $1,816,161, and $2,424,052, respectively.
Stratford Square LP (Stratford Square Apartments) is a 24 unit elderly community which is located in Brundidge, Alabama. Historically, the property has operated with high occupancy and has been able to generate cash. The property dealt with the passing of several tenants. Toward the end of 2006 and into the first quarter of 2007, the occupancy has risen as the units have been made ready and leased. The occupancy averaged 94% in the first quarter of 2007. The replacement reserve is adequately funded. The operating deficit guarantee is unlimited in time and amount and the compliance period ends in 2007.
Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 was 58%. Second quarter operating results have not been reported by the operating general partner due to the foreclosure described below. Low occupancy is attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 is needed to address deferred maintenance repairs. The operating general partner did not fund any capital improvements. Due to the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow have not been properly funded. The Operating Partnership was unable to support the mortgage payments, which resulted in the payments becoming more than 12 months delinquent. In May of 2003, Rural Development sent a letter to the operating general partner citing the mortgage delinquencies and started foreclosure proceedings against the property. The operating general partner appealed the foreclosure actions, which the court rejected in June 2005. A disposition analysis performed by the investment general partner has indicated that the property’s current value is less than the current mortgage balance. As a result, it is in the investment partnership’s best interest that no additional capital be invested into the project and that it be allowed to go to foreclosure. The Operating Partnership’s compliance period ended December 31, 2004; so there will be no loss of credit or recapture of credits previously taken in the event of foreclosure. The property received a notice of foreclosure in August of 2005, which included a six-month redemption clause. No steps were taken on the redemption and the foreclosure was finalized in January 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly no gain or loss on the foreclosure of the investment limited partner interest has been recorded.
Centreville Apartments Company Limited (Wood Hollow Apartments) is a 24-unit, family property located in Centreville, MI. This property had historically suffered from low occupancy. The property also suffered from deferred maintenance. To make the necessary repairs, the management company had estimated that approximately $80,000 would be needed. Because of the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrows were not properly funded. The Operating Partnership had also been unable to support debt payments, and the mortgage was in default. In May of 2003, Rural Development sent a letter to the operating general partner citing the mortgage delinquencies and initiated foreclosure proceedings. The Operating Partnership has gone through two court appeals to stop the foreclosure process and both were denied. In November 2004, the Operating Partnership filed a suit with the Federal District Court to contest the foreclosure proceedings but it was denied in April 2005. While the property was in the redemption period of foreclosure, the operating general partner provided a deed in lieu of foreclosure to Rural Development to avoid any liability with the property during the redemption period. A disposition analysis performed by the investment general partner had indicated that the property’s current value was less than the mortgage balance at the time of analysis. The Operating Partnership’s compliance period ended December 31, 2004;so there will be no loss of credit or recapture of credits previously taken. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment limited partner interest has been recorded.

In December 2006, the investment partnership transferred its interest in Chuckatuck Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, there would be a residual payment of $12,500 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, at the proceeds were received in the first quarter of 2007.
Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. The 2006 fourth quarter average occupancy declined slightly to 92%, resulting in an annual average occupancy of 95%. Applicant traffic continues to be strong due to aggressive marketing, with the first quarter 2007 occupancy averaging 93%. Management continues to focus on improving rent collections, although the 2006 audit showed an increase in bad debt. The mortgage, taxes and insurance payments are all current.
In the fourth quarter of 2006, the operating general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The sales price for Dallas is $1,695,800, which includes the outstanding mortgage balance of approximately $1,380,527 and proceeds to the investment partnership of $153,997. Of the total proceeds anticipated to be received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The 2006 fourth quarter average occupancy was 93% with accounts receivable declining slightly. Average occupancy in the first quarter of 2007 increased to 94%, however the property has not operated at breakeven. Although delinquencies have been reduced to below 10% of the total revenues, the property remains a challenge. The mortgage, taxes, and insurance are all current. In the fourth quarter of 2006, the operating general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The investment general partner will continue to monitor through the sale. The sales price for Newnan is $2,190,000, which includes the outstanding mortgage balance of approximately $1,780,022 and proceeds to the investment partnership of $205,028. Of the total proceeds anticipated to be received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772 for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete with properties offering rental assistance and is suffering due to a loss of industry in the area. As a result, management struggles to maintain occupancy levels at the property and the Operating Partnership operates below breakeven. In 2006 occupancy averaged 89%, in line with historical averages. Through the first quarter of 2007, the Operating Partnership continues to operate at a deficit and average occupancy remains at 89%. In the past, management has made several unsuccessful attempts to obtain real estate tax abatements for the property. Additionally, management has worked with the state to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved work-out plan is in effect to replenish the replacement reserve account, which continues to be substantially underfunded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the cash deficit by accruing management fees due to an affiliate, and has made advances totaling $18,278.
In January 2007, the operating general partner of Great Falls Properties Limited Partnership entered into an agreement to sell the property. The transaction was anticipated to close in the second quarter of 2007. However, in March 2007, the general partner notified the investment general partner that the buyer is no longer interested in purchasing the property.
In December 2004, Series 10 negotiated a partial sale of its investment limited partner interest in Pedcor Investments 1989-X (Mann Village II) to the operating general partner. In December 2004, 24.99% of the investment limited partner interest was transferred to the operating general partner for proceeds to the investment limited partner of $131,060. In addition, the investment limited partner and the operating general partner negotiated a put option regarding the future transfer of the remaining investment limited partner interest. The sale of remaining investment limited partner interest occurred in the first quarter of 2006. With the exercise of the investment limited partner’s put option, the operating general partner assumed the Operating Partnership’s outstanding mortgage, which is approximately $3,049,000. In addition, the operating general partner paid additional estimated proceeds to the investment limited partner of $489,440 for the remaining interest. Of the total investment limited partner proceeds received, $32,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. In addition, from the partial sale and put option, approximately $163,060 was distributed to the investors. The investor per BAC distribution was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $425,440 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $12,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $412,940 represents a partial payment of outstanding asset management fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the investment partnership’s remaining investment in the Operating Partnership in accordance with the equity method of accounting. The investment partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds. The additional proceeds received as of March 31, 2006 were applied against the investment partnership’s remaining investment in the Operating Partnership in accordance with the equity method of accounting. The investment partnership recorded a loss on the sale of the partial investment in the amount of $144,177 in the quarter ended March 31, 2006. The loss represented the balance of the remaining investment balance net of additional proceeds.
In March 2005, Series 10 sold its investment limited partner interest in Freedom Apartments LP (Freedom Apt.) to the operating general partner for his assumption of the outstanding mortgage balance of $1,030,844 and proceeds to the investment limited partner of $1. The investment limited partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partner and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner Interest has been recorded.
In March 2005, Series 10 sold its investment limited partner interest in Mercer Manor Apartments LP (Mercer Manor) to the operating general partner for his assumption of the outstanding mortgage balance of $891,825 and proceeds to the investment limited partner of $1. The investment limited partner proceeds actually represented a partial payment of outstanding reporting fees due to an affiliate of the investment limited partner and as such have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner Interest has been recorded.
In June 2005, the operating general partner of West Des Moines Associates LP entered into an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, proceeds to the investment limited partner were $1,250,108. Net sales proceeds distributed to the investors were $657,530. The investor per BAC distribution was $0.027. The remaining proceeds of

$592,578 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $583,578 represents partial reimbursement for advances and outstanding asset management fees. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,070,408 as of September 30, 2005. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance and their share of the disposition fee and expenses.
In February 2006, Series 10 transferred its interest in Forsyth, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,425,679 and cash proceeds to the investment limited partner of $57,027. Of the proceeds received $13,640 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $37,387 will be returned to cash reserves held by BCTC Fund II LP – Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,387 as of March 31, 2006.
In February 2006, Series 10 transferred its interest in Hilltop Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,454,625 and cash proceeds to the investment limited partner of $58,185. Of the proceeds received $15,144 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $37,041 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,041 as of March 31, 2006.

In January 2006, Series 10 exercised an option to transfer its interest in Connellsville Heritage Apartments to the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,334,804 and proceeds to the investment limited partner of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership from the sale was recorded.
Briarwood of Middleburg (Briarwood Apartments) has entered into an agreement to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the second quarter of 2007. The sales price for Briarwood Apartments is $1,524,779 which includes the outstanding mortgage balance of approximately $1,448,443 and proceeds to the investment partnership of $22,387. Of the total investment partnership proceeds anticipated to be received, $13,387 will represent payment of outstanding reporting fees due to an affiliate of the investment partnership and the balance of $9,000 represents proceeds from the sale. The remaining proceeds of $9,000 are anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. There are no proceeds anticipated to be returned to cash reserves held by Series 10.
Morgantown Properties (Sunmark Apartments) received a purchase offer from an entity related to the operating general partner. The transaction is anticipated to close in the second quarter of 2007. The sales price is $908,695 which includes the outstanding mortgage balance of approximately $748,195 and proceeds to the investment partnership of $160,500. Of the total investment partnership proceeds anticipated to be received, $11,250 will represent payment of outstanding reporting fees due to an affiliate of the investment partnership and the balance of $149,250 represents proceeds from the sale. Of the remaining proceeds, $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. Proceeds from the sale of $141,750 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
In November 2006, the operating general partner of Parkwood Commons Limited Partnership entered into an agreement to sell the property and the transaction closed on January 31, 2007. Cash proceeds to the investment limited partners were $550,373 (Series 10), $206,032 (Series 12) and $206,032 (Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,606 (Series 14) were paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $546,084, $204,426 and $204,426, respectively were returned to cash reserves held by Series 10, Series 12 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $487,968, $186,471, and $204,426 for Series 10, Series 12, and Series 14, respectively, as of March 31, 2007. The gain recorded represented the proceeds received by the investment limited partners, net of their remaining investment balance and their share of the disposition fee and expenses.
(Series 11). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 35 properties at March 31, 2007, all of which were at 100% qualified occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,063,652 and $1,579,571, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 11 was $1,568,461 and $2,056,230, respectively. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2006, 2005, and 2004 Series 11 reflects net loss from Operating Partnerships of $(1,474,236), net income from Operating Partnerships of $363,100, and a net loss from Operating Partnerships of $(2,724,398), respectively, which includes depreciation and amortization of $2,379,682, $2,589,975, and $2,736,035, respectively.
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
The investment general partner is actively seeking the immediate return of these funds through the Estate of the operating general partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the investment general partner filed a complaint for the damages suffered from the misappropriations of funds against the operating general partner, the certified public accountant who performed audits of the properties, a related corporation of the operating general partner which received some of the misappropriated funds, and the former and current management companies. On May 24, 2004, a Settlement Agreement (the “Agreement”) was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the Estate will provide the investment general partner with quarterly accounting records, and if funds are available, make payments to the investment general partner against amounts owed to the Operating Partnerships.
On April 9, 2004, the proposed removal of the operating general partner was approved by the mortgagor. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the “Revised Agreement”) was entered into with the Estate of the former operating general partner. Under the Revised Agreement the Estate paid $200,000 and forfeited its interest in the various Operating Partnership’s as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each Operating Partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Revised Agreement amounts that would have been paid to the Estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.
Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In 2005 the property had an average occupancy of 88% and operated below breakeven. In December 2005, the permanent mortgage was fully paid off; as a result the cash flow increased by $7,466 a month. In 2006 the property’s average occupancy increased to 90% allowing the property to operate above breakeven. In the first quarter 2007, average occupancy dropped to 88% causing the property to operate below breakeven. The drop in the occupancy is due to several evictions for behavioral problems. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property being 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The real estate taxes and insurance are current. The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.
Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. The 2006 fourth quarter average occupancy declined slightly to 92%, resulting in an annual average occupancy of 95%. Applicant traffic continues to be strong due to aggressive marketing, with the first quarter 2007 occupancy averaging 93%. Management continues to focus on improving rent collections, although the 2006 audit showed an increase in bad debt. The mortgage, taxes and insurance payments are all current.
In the fourth quarter of 2006, the operating general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The sales price for Dallas is $1,695,800, which includes the outstanding mortgage balance of approximately $1,380,527 and proceeds to the investment partnership of $162,636. Of the total proceeds anticipated to be received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $72,568, $14,514, and $58,054, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Denmark Limited Partnership LP II (Fairridge Lane Apartments) is a 24-unit property located in Denmark, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property operates at a deficit due to insufficient rental rates and additional replacement reserve funding required under a Rural Housing workout plan. Average occupancy declined to 91% in 2006, and the Operating Partnership expended cash. Occupancy remains in the low 90% range through the first quarter of 2007, and the Operating Partnership continues to expend cash. Management continues to market the property through local media and civic organizations. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner’s guarantee is unlimited in time and amount, and the compliance period for this property ends in 2009.
In January 2007, the operating general partner of Denmark LP II entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The sales price for Denmark Limited Partnership II is $889,942, which includes the outstanding mortgage balance of approximately $795,942 and estimated proceeds to the investment limited partnership of $68,473. Of the proceeds anticipated to be received, $11,700 represents a payment of outstanding asset management fees due to BCAMLP, and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $49,273 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
Franklin School Associates (Franklin School Apartments) has experienced difficulties in recent years because of poor management compounded, in part, by the structure of housing subsidies. Portable vouchers are scarce and considered desirable; so people on the voucher waiting list who opt for project-based vouchers (Franklin School’s program) may have a less desirable profile and may impose greater than average wear on the property. Past management companies were not able to provide a secure environment and the property developed a reputation as undesirable. Another issue is seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months. All of these issues together have made it difficult to maintain strong occupancy. Moreover, the landlord is responsible for the payment of tenant heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005 respectively. The investment general partner funded the deficits. For the full year 2005, the investment general partner funded $76,495.
In mid-2005, the lender rejected the Operating Partnership’s request to restructure the loan, and in the first quarter of 2006, the Operating Partnership defaulted on its monthly payments due to insufficient cash flow. In July 2006, the first mortgage lender issued a demand and acceleration letter and on August 14, 2006 scheduled a Trustee Sale for December 29, 2006.
In August 2006, the Montana Board of Housing conducted an inspection and found numerous physical and files deficiencies and issued several 8823s. The management company resigned. The Operating Partnership engaged a new management company and undertook the remediation of the conditions that elicited the 8823s, with the investment limited partner providing $22,500 of additional funds to the property when remediation costs exceeded the cash available from property operations. The Operating Partnership retained ownership of the property through the LIHTC compliance period, which ended on December 31, 2006. After canceling the first Trustee Sale in December 2006, the lender scheduled a new Trustee Sale for July 9, 2007. The investment general partner continues to attempt to market Franklin School in order to satisfy the debt. There is a high probability that the property will be disposed of either through a private sale or the scheduled Trustee Sale in the second or third quarter of 2007.
Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The 2006 fourth quarter average occupancy was 93% with accounts receivable declining slightly. Average occupancy in the first quarter of 2007 increased to 94%; however, the property has not operated at breakeven. Although delinquencies have been reduced to below 10% of the total revenues, the property remains a challenge. The mortgage, taxes, and insurance are all current. In the fourth quarter of 2006, the operating general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The investment general partner will continue to monitor through the sale. The sales price for Newnan is $2,190,000, which includes the outstanding mortgage balance of approximately $1,780,022 and proceeds to the investment partnership of $207,489. Of the total proceeds anticipated to be received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $97,495, $27,298, and $70,196 for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with compliance ending in 2006. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers; a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. The property operated with average occupancy of 74% and a cash flow deficit of ($5,767) in 2006. The first quarter of 2007 has seen a slight increase in occupancy to 79%. Although management continues to tighten-up expenses, the property will need at least 80% occupancy to reach breakeven. The town recently approved the development of a golf course, single family homes and condos at a nearby ski resort. The operating general partner is optimistic that these businesses will attract qualifying applicants. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current.
Harbour View Group Limited, (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The operating general partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the

Operating Partnership requested early prepayment of the mortgage from Rural Development (“RD”). On June 15, 2006, RD notified the operating general partner the agency would accept prepayment of the mortgage. The Operating Partnership consummated the prepayment of the RD mortgage on June 30, 2006. Subsequently, the Operating Partnership distributed $305,330 to the investment limited partnership, which represents the insurance proceeds exceeding the payoff of the outstanding mortgage balance and includes the investment limited partner portion of the non-refundable deposits under the Purchase and Sale Agreement described below. Of the total investment partnership proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale which include but is not limited to third party legal costs. The remaining proceeds received by the investment limited partner of $297,830 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
On March 30, 2006, the Operating Partnership entered into a Purchase and Sale Agreement with a non-affiliated entity to purchase the land owned by the property. The sale is expected to occur in the third quarter of 2007. The purchase price for the land is $1,405,041. In addition, the buyer will reimburse the Operating Partnership $161,037 for debris removal as a result of the hurricanes. The anticipated proceeds from the sale of the land expected to be returned to the investment limited partner are approximately $719,888. Of the total investment partnership proceeds anticipated to be received, $6,500 will be paid to BCAMLP for expenses related to the sale which include third party legal costs. The anticipated remaining proceeds of $706,888 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
In February 2006, Series 11 transferred its interest in Eldon Estates II LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $568,159 and cash proceeds to the investment limited partner of $17,045. Of the proceeds received $5,000 represent reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $3,854 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $8,191 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,191 as of March 31, 2006.

In February 2006, Series 11 transferred its interest in Eldon Manor LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $546,871 and cash proceeds to the investment limited partner of $16,406. Of the proceeds received $5,000 represent reporting fees due an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $3,856 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,550 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,550 as of March 31, 2006.
In February 2006, Series 11 transferred its interest in Forest Glade, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,450,640 and cash proceeds to the investment limited partner of $58,026. Of the proceeds received $8,074 represent reporting fees due an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes but is not limited to third party legal costs. The remaining proceeds of $42,952 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,952 as of March 31, 2006.
In December 2006, Series 11 transferred its investment limited partner interest and its General Partner interest in London Arms/Lyn, Mar Limited to an entity related to the remaining operating general partner for its assumption of the outstanding mortgage balance of approximately $3,811,566 and cash proceeds of $209,000 to the operating general partner and $446,000 to the investment limited partner. Of the proceeds received, $75,000 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $363,500 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $363,500 as of December 31, 2006. The sale of the Operating Partnership had been recognized as of December 31, 2006, and the sale proceeds were received in the first quarter of 2007.
In December 2006, Series 11 exercised an option to transfer its interest in Licking Associates II Limited Partnership to an affiliated entity of the operating general partner for its assumption of the outstanding mortgage balance of approximately $395,999 and cash proceeds to the investment limited partner of $11,880. The transaction closed in January 2007. Of the total proceeds received, $3,750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes but third party legal costs. The remaining proceeds from the sale of $630 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $630 as of March 31, 2007.
Effective January 1, 2006, the investment general partner transferred its interest in Bridgeview Apartments, a Limited Partnership to the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,330,582 and proceeds to the investment limited partner of $1. The proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.
In January 2007, the operating general partner of Manning Properties LP (Walnut Village Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter 2007. The sales price for Manning Properties LP is $896,201, which includes the outstanding mortgage balance of approximately $816,201 and proceeds to the investment limited partnership of $66,918. Of the proceeds anticipated to be received, $3,100 represents reporting fees due to an affiliate of the investment partnership and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $56,318 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
In January 2007, the operating general partner of Denmark LP I (Fairridge Village Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter 2007. The sales price for Denmark I LP is $930,405, which includes the outstanding mortgage balance of approximately $749,405 and estimated proceeds to the investment limited partnership of $181,000. Of the proceeds anticipated to be received, $3,600 represents reporting fees due to an affiliate of the investment partnership and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $160,850 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
(Series 12). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%, respectively. The series had a total of 37 properties at March 31, 2007, of which 37 were at 100% qualified occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,683,978 and $1,801,590, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00 and $.01, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, the Investments in Operating Partnerships for Series 12 was $69,772 and $138,176, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2006, 2005, and 2004 Series 12 reflects net loss from Operating Partnerships of $(1,570,598), $(1,760,888), and $(2,153,399), respectively, which includes depreciation and amortization of $2,293,265, $2,653,054, and $2,821,757, respectively.
In September of 2001, the investment general partner became aware that unauthorized distributions in excess of Rural Development’s (mortgagor) allowable limits were made to the operating general partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the operating general partner on the Operating Partnerships’ audited financial statements as of December 31, 2004.
The investment general partner is actively seeking the immediate return of these funds through the Estate of the operating general partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the investment general partner filed a complaint for the damages suffered from the misappropriations of funds against the operating general partner, the certified public accountant who performed audits of the properties, a related corporation of the operating general partner which received some of the misappropriated funds, and the former, and current management companies. On May 24, 2004, a Settlement Agreement (the “Initial Agreement”) was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Initial Agreement. Under the terms of the Initial Agreement the Estate will provide the investment general partner with quarterly accounting records, and if funds are available, make payments to the investment general partner against amounts owed to the Operating Partnerships.
On April 9, 2004, the mortgagor approved the proposed removal of the operating general partner. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the “Second Agreement”) was entered into with the Estate of the former operating general partner. Under the Second Agreement the Estate paid $200,000 and forfeited its interest in the various Operating Partnerships affecting the Partnership as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each operating partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Second Agreement amounts that would have been paid to the Estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.
Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois consists of 24 units. The co-operating general partner of the Operating Partnership entered into an agreement to assume the outstanding mortgage of the property and redeem the interests of the investment limited partner, the special limited partner, and the other co-operating general partner. The transaction closed on September 15, 2006. After assumption of the outstanding mortgage balance of approximately $349,210, the cash proceeds to the investment limited partner were $80,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership; 7,500 was paid to BCAMLP for expenses incurred as a result of the redemption transaction, which include third party legal costs; and the remaining proceeds of $42,500 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $42,500 as of September 30, 2006.
Dallas Apartments II, LP (Campbell Creek Apartments) is an 80-unit property located in Dallas, Georgia. The 2006 fourth quarter average occupancy declined slightly to 92%, resulting in an annual average occupancy of 95%. Applicant traffic continues to be strong due to aggressive marketing, with the first quarter 2007 occupancy averaging 93%. Management continues to focus on improving rent collections although the 2006 audit showed an increase in bad debt. The mortgage, taxes and insurance payments are all current.
In the fourth quarter of 2006, the operating general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The sales price for Dallas is $1,695,800, which includes the outstanding mortgage balance of approximately $1,380,527 and proceeds to the investment partnership of $162,636. Of the total proceeds anticipated to be received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $72,568, $14,514, and $58,054, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
Newnan Apartments II, LP (Pines by the Creek Apartments II) is a 96-unit property located in Newnan, Georgia. The 2006 fourth quarter average occupancy was 93% with accounts receivable declining slightly. Average occupancy in the first quarter of 2007 increased to 94%; however, the property has not operated at breakeven. Although delinquencies have been reduced to below 10% of the total revenues, the property remains a challenge. The mortgage, taxes, and insurance are all current. In the fourth quarter of 2006, the operating general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2007. The investment general partner will continue to monitor through the sale. The sales price for Newnan is $2,190,000, which includes the outstanding mortgage balance of approximately $1,780,022 and proceeds to the investment partnership of $207,489. Of the total proceeds anticipated to be received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related or incurred, which includes third party legal costs. The remaining proceeds from the sale of $97,495, $27,298, and $70,196 for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit development located in Eufala, AL. Although the property location is rural with a stagnant economy, the management company has been able to increase the average occupancy from 69% in the fourth quarter of 2006 to 87% in March 2007. To remedy last year’s occupancy decline, the management company relieved the on-site manager of responsibility for two other properties to focus all of her attention on Lakeridge. Her efforts, coupled with the reissuing of Section 8 vouchers in March 2007, increased the 2007 first quarter occupancy average to 75%. The operating general partner’s guarantee expired in 2001 with $67,586 funded to date. Current deficits are being reduced by an approved work-out plan allowing the replacement reserve to be under-funded. All insurance, real estate tax and mortgage payments are current. Tax credit delivery ended in 2000 and compliance ended in 2005.
Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy in 2006 was 89%. Due to the low occupancy and high operating expenses the property operated below break even. Displaced Hurricane Katrina victims started to move into the property in the late summer of 2006, increasing occupancy. Occupancy again began to drop in July 2006 and hit a low of 80% in October 2006. First quarter occupancy 2007 averaged 87%. Management has increased occupancy with more advertising and outreach to local businesses and the local housing authority. The operating general partner funds any shortfalls. The property mortgage, taxes and insurance are all current.
During March 2006, the operating general partner of Brandywood Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 11, 2007. The sales price was $2,500,000, which includes the outstanding mortgage balance of approximately $1,522,460, and net proceeds to the investment partnership of $799,093. Of the total net proceeds received, $183,897 was paid to the former operating general partner for amounts advanced to the Operating Partnership. The investment limited partner received proceeds of $615,175. Of the total proceeds received, $117,275 represented reimbursement of funds previously advanced by the investment limited partnership and an affiliate of the investment limited partnership, and $49,375 represented reporting fees due to BCAMLP. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $441,026 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $558,301 as of March 31, 2007.
During October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 were $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 and Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership,

$183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partner’s interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In February 2006, Series 12 transferred its interest in River Reach of Crystal River to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,731 and cash proceeds to the investment limited partner of $53,429. Of the proceeds received $3,600 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $42,829 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,829 as of March 31, 2006.
In February 2006, Series 12 transferred its interest in Scott City Associates III, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $586,930 and cash proceeds to the investment limited partner of $17,608. Of the proceeds received $5,000 represent reporting fees due an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $4,528 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $8,080 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,080 as of March 31, 2006.
In February 2006, Series 12 transferred its interest in Stonegate Manor, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $988,021 and cash proceeds to the investment limited partner of $39,521. Of the proceeds received $5,040 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $27,481 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $27,481 as of March 31, 2006.
In February 2006, Series 12 transferred 50% of its interest in Nye County Associates to an entity affiliated with the operating general partner for its assumption of 50% of the outstanding mortgage balance of approximately $666,140 and cash proceeds to the investment limited partner of $23,705. Of the proceeds received, $13,705 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds of $5,000 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied; any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $5,000 as of March 31, 2006. In January 2007, the investment limited partner transferred the remaining 50% of its interest to the same affiliated entity for cash proceeds to the investment limited partner of $23,705. The proceeds of $23,705 were returned to cash reserves held by Series 12. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $23,705 as of March 31, 2007.
In August 2006, Series 12 transferred its interest in Bucksport Park Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,334,233 and cash proceeds to the investment limited partner of $16,803. Of the proceeds received $7,290 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,445 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $8,068 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $8,068 as of September 30, 2006.
In August 2006, Series 12 transferred its interest in Cornish Park Associates, LP to an entity affiliated with the operating General Partner for its assumption of the outstanding mortgage balance of approximately $1,417,111 and cash proceeds to the investment limited partner of $23,612. Of the proceeds received $14,455 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,391 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,766 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $7,766 as of September 30, 2006.
In August 2006, Series 12 transferred its interest in Nanty Glo House Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,437,378 and cash proceeds to the investment limited partner of $21,585. Of the proceeds received $16,806 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $726 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $4,053 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $4,053 as of September 30, 2006.
Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40 unit family development located in Nicholasville, KY. The LIHTC compliance period expired in 2006. In 2006 the Operating Partnership operated at a significant loss, due to high operating expenses, and declining occupancy. Operating expenses are primarily driven by high administrative costs, high maintenance costs related to the age of the property, and unit turnover expenses. Low occupancy is the result of the property’s advanced age, which has made it uncompetitive in the local rental market. Management continues to lose residents to newer developments offering more space and additional amenities. Through the first quarter of 2007, the Operating Partnership continues to operate at a significant loss and occupancy has declined to 55%. The investment general partner will continue to work with the operating general partner to reduce administrative expenses and maximize resident retention. The mortgage, real estate taxes and insurance payments are current. The operating general partner’s obligation to fund operating deficits is limited to $50,840 per year.
Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24 unit, family complex located in Hatch, New Mexico. Flash floods on August 14, 2006 caused significant damage to the property. The county building inspector had been to the property and determined the property was a complete loss. The operating general partner had a meeting with the Village of Hatch, representatives from FEMA, and the local Rural Development on January 10, 2007. It was determined that the property would be demolished and would not be rebuilt. Demolition will most likely be completed by the end of the second quarter of 2007. This parcel will have a newly constructed facility that will be part of a new partnership, not to include the investment limited partner. The existing mortgage, of which RD had already agreed to suspend all payments on until the property was reconstructed, will be assumed by a new partnership. The existing liability will subsequently be removed from Los Caballos Ltd Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt. The compliance period for this property expired on December 31, 2005, so there is no threat of recapture.
In November 2006, the investment partnership transferred 50% of its interest in Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half of the outstanding mortgage balance of approximately $561,912 and cash proceeds to the investment limited partner of

$11,078. Of the proceeds received, $1,789 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $5,539 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining 50% interest is anticipated to be transferred in December 2007 for $11,078. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,539 as of December 31, 2006. The transfer of the Operating Partnership had been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.
In December 2006, Series 9 and Series 12 exercised an option to transfer their interest in Springfield Housing Associates Limited Partnership to an affiliated entity of the operating general partner for its assumption of the outstanding mortgage balance of $3,921,906 and cash proceeds to the investment limited partner of $35,780 (Series 9) and $81,877 (Series 12). The transaction closed in January 2007. Of the total proceeds received, $70,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the proceeds received, $2,281 (Series 9) and $5,219 (Series 12) was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $12,212 and $27,945 were returned to cash reserves held by Series 9 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $12,212 for Series 9 and $27,945 for Series 12 as of March 31, 2007.
In December 2006, the investment partnership transferred its interest in Franklin II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment partnership entered into an agreement with the Operating Partnership for receipt of a residual payment if the property is later refinanced or sold by the Operating Partnership. The residual payment will be $4,000 plus the capital transaction proceeds distributable to the investment partnership in accordance with the Operating Partnership agreement. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.
In December 2006, the investment partnership transferred its interest in Windsor II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment partnership entered into an agreement with the Operating Partnership for receipt of a residual payment if the property is later refinanced or sold by the Operating Partnership. The residual payment will be $9,575 plus the capital transaction proceeds distributable to the investment partnership in accordance with the Operating Partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.
In January 2007, Series 12 transferred its interest in Clymer House Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,087,414 and cash proceeds to the investment limited partner of $24,124. Of the proceeds received, $13,048 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $1,391 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $9,685 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $9,685 as of March 31, 2007.
In November 2006, the operating general partner of Parkwood Commons Limited Partnership entered into an agreement to sell the property and the transaction closed on January 31, 2007. Cash proceeds to the investment limited partners were $550,373 (Series 10), $206,032 (Series 12) and $206,032 (Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,606 (Series 14) were paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $546,084, $204,426 and $204,426, respectively were returned to cash reserves held by Series 10, Series 12 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $487,968, $186,471, and $204,426 for Series 10, Series 12, and Series 14, respectively, as of March 31, 2007. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance and their share of the disposition fee and expenses.
(Series 14). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%, respectively. The series had a total of 79 properties at March 31, 2007, of which 79 were at 100% qualified occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $3,169,853 and $4,362,035, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00 and $.03, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, the Investments in Operating Partnerships for Series 14 was $917,180 and $1,132,498, respectively. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method. By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended December 31, 2006, 2005, and 2004, Series 14 reflects net loss from Operating Partnerships of $(3,533,960), $(3,763,553), and $(3,219,482), respectively, which includes depreciation and amortization of $4,333,290, $4,928,490, and $5,174,431, respectively.
Blanchard Senior Apartments, (Blanchard Senior Apartments II) is a 24 unit development located in Shreveport, Louisiana. Occupancy remained at 100% during the first quarter of 2007; however, the property is operating below breakeven and is expending cash. High operating expenses and stagnant rental rates were the major contributors to the deficit. Management continues to work on obtaining a rental rate increase; however, the administrative process is slow. The investment limited partner will continue to monitor the property’s operations and assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.

Cottonwood Apartments II Partnership (Cottonwood Apartments II) is a 24 unit multifamily development located in Cottonport, Louisiana. The property is operating at a cash deficit due to costs associated with repairs from hurricane damages sustained in 2005 that were paid for during 2006. The costs were paid from operations as no insurance proceeds were collected. Also, the project suffered complete loss of revenue for eight uninhabitable units during the majority of 2006 due to two separate grease fire incidents. The operating general partner received $210,918 in insurance proceeds for repairs to the fire damaged units. As a result of these issues, operating expenses were well above the state average and it appears that Rural Development approved repairs which drove up the maintenance expenses. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and expenses, as well as monitor the progress of all repairs. All tax, mortgage, and insurance payments are current.
The operating general partner of Briarwood II, Limited has entered into an agreement to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the second quarter of 2007. The sales price for Briarwood Apartments is $1,529,726, which includes the outstanding mortgage balance of approximately $1,456,326 and proceeds to the investment partnership of $36,700. Of the total proceeds anticipated to be received, $17,700 will represent payment of outstanding reporting fees due to an affiliate of the investment partnership and the balance of $19,000 represents proceeds from the sale. Of the remaining proceeds $9,000 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $10,000 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
In December 2006, Series 14, Boston Capital Tax Credit Fund III – Series 17 and Boston Capital Tax Credit Fund IV – Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.
In January 2007, the operating general partner of Summer Lane LP entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter 2007. The sales price for Summer Lane Apartments is $970,131, which includes the outstanding mortgage balance of approximately $850,131 and estimated proceeds to the investment limited partnership of $78,416. Of the proceeds anticipated to be received, $13,897 represents a payment of outstanding reporting fees due to an affiliate of the investment partnership and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $57,019 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.
Woodfield Commons Limited Partnership (Woodfield Commons Apartments) is a 46 unit development located in Marshfield, WI. Low rental rates in the area combined with the low occupancy prevented the property from achieving break-even operations in 2004 and 2005. As a result, the Operating Partnership defaulted on its mortgage in January 2005. The lender, GMAC Commercial Mortgage Corporation, agreed to reduce monthly payments to cash flow payments. The operating general partner, who had historically supported the property, ceased support. In the fourth quarter of 2005, GMAC proceeded to foreclose its mortgage on the property. In December 2005, an affiliate of the operating general partner loaned the Operating Partnership funds to redeem the property at the foreclosure sale. The property remained in compliance throughout its compliance period, which ended December 31, 2005.
In October 2006, Series 14 transferred 49% of its interest in Woodfield Commons Limited Partnership to an affiliate of the operating general partner for its assumption of 49% of the outstanding mortgage balance and proceeds to the investment limited partnership of $25,000. Of the proceeds received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. In November 2007, the investment limited partnership will transfer the remaining 51% of its interest in Woodfield Commons Limited Partnership for the assumption of the 51% of the then outstanding mortgage balance and proceeds of $25,000. Of the remaining proceeds to be received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,625 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds has been recorded in the amount of $10,625 as of December 31, 2006.
Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that USDA-Rural Development provide additional project-based rental assistance. This request was denied. The management company advertises in local publications as well as those of surrounding towns, and requests referrals from local agencies. As a result of these efforts, occupancy increased slightly to an annual average of 83% in 2006, and the property cash flow was $5,869. First quarter of 2007 shows continued improvement with occupancy averaging 85%. The operating general partner funds all operating deficits. The investment general partner continues to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current. The compliance period expires at the end of 2007.
Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit family property in Okemah, OK. The Operating Partnership had an average occupancy of 84% and cash flow of $11,136 in 2006. The vast improvement from 2005 was the result of a much needed rent increase as well as the repair and renovation of the 8 units that were left uninhabitable by the previous site manager. The first quarter of 2007 is showing steady increases in occupancy averaging 92%. On December 15, 2005, one of the duplex buildings had a fire, which resulted in both three-bedroom units being damaged. Due to the extent of the damage, complete demolition and rebuilding is necessary. An insurance claim was filed and the proceeds of $145,324 were received in March 2006. USDA-RD approved the work in May 2006 and applications for building permits were submitted the same month. Demolition work commenced in June 2006 and is now complete. In September 2006, the Operating Partnership was notified by USDA-RD that it has been selected to participate in the Multifamily Preservation and Revitalization Restructuring (MPR) Demonstration Program to restructure the first permanent loan. The proposal includes deferring annual principal and interest payments of approximately $5,000 for 20 years, an additional rehabilitation loan of $265,030 with payments deferred for 20 years, and using the insurance proceeds to fund the replacement reserve account rather than rebuilding the fire-damaged duplex building. Because the compliance period will expire December 31, 2007, the investment general partner estimated recapture and penalties of only $6,800. The operating general partner has confirmed his intention to pay the recapture amount of $6,800 and accept the additional rehabilitation loan. The tax, insurance, and mortgage payments are all current.
Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. In the first quarter of 2007, the average occupancy was 71% which is lower than the 2006 average of 74%. Occupancy is low despite diligent efforts to attract new tenants. Expenses are lower than the state averages for this property. The mortgage and the taxes are current. Management has increased local advertising in newspapers and marketing for this property by holding open houses. The property is also offering the first month rent free as a new promotion.
In January 2006, Series 14 sold one half of its interest in Kilmarnock Limited Partnership to an entity affiliated with the general partner of the Operating Partnership for its assumption of half of the outstanding mortgage balance of approximately $401,572 and proceeds to the investment partnership of $.50. Of the total proceeds received, $0.50 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. On February 26, 2007, the remaining one half of its interest in the Operating Partnership was transferred to the same entity for its assumption of the remaining mortgage balance and proceeds to the investment limited partnership of $0.50. Of the total proceeds received, $0.50 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. No gain on the sale of the Operating Partnership has been recorded.
Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit property for families, located in Jacksonville, NC. The property produced credits from 1992 through 2002 with compliance ending in 2006. In 2005 the property averaged 95% occupancy with cash flow of $3,538, and in 2006 the property averaged occupancy of 86% with a cash flow deficit of ($20,639). Reasons for the decrease in occupancy during 2006 included evictions for non-payment of rent and illegal activity on the property. Occupancy averaged 91% through the first quarter of 2007. Management has increased their marketing efforts and anticipates a continued increase in occupancy. The investment limited partner will continue to monitor occupancy to ensure property operations continue to improve. The operating general partner’s operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current.
In December 2006, Series 14 exercised an option to transfer its interest in Schroon Lake Housing Redevelopment Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $991,212 and proceeds to the investment limited partner of $14,813. The transaction closed in January 2007. Of the proceeds received, $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,568 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $10,568 as of March 31, 2007.
In January 2006, Series 14 transferred its interest in Townview Apartments, a Limited Partnership (Townview Apartments) to the operating general partner for its assumption of the outstanding mortgage balance of $1,350,294 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.
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

On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect, and USDA Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December all 12 rebuilt units were occupied. As of January 4, 2006, occupancy for the entire complex was back at 100%. On January 6, 2006, the general contractor submitted its final pay request. This request was approved by USDA Rural Development on January 12, 2006 and a check was disbursed on February 1, 2006 to the general contractor and architect. A check was disbursed to the subcontractor on February 12, 2006. The general contractor provided a lien waver for the full amount of its contract including lien wavers for all subcontractors prior to receiving the funds from the retainage account. These funds, including interest on the retainage account, were fully disbursed by March 7, 2006. The investment general partner received copies of this documentation. The property was operating at 100% occupancy through the end of the first quarter in 2007.
McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. This property is located in a remote location and unlike its competing properties, it does not receive project based Section 8 or any other form of rental assistance. The 2006 year end audit reported the property averaged 84% occupancy with a cash deficit. The replacement reserve is funded accordingly as a result of a Rural Housing approved workout plan that modified the reserve requirements. Through the first quarter of 2007 the property has seen a gradual increase in occupancy, averaging 89%. The investment general partner will continue to work with management to identify opportunities to improve operations. The operating general partner has been funding operating deficits of ($20,800) to date in accordance with the operating deficit guarantee, which is unlimited in time and amount. The final year of tax credit delivery was 2001 and the compliance period for the property ended in 2006.
In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the Managing and operating general partners of $61,748 and $173,500 respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, BCTC I Series 4 and Series 6 and the partnerships Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836

to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances. This amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 47. A gain/(loss) on the sale of the investment limited partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.
During October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12 and Series 14 and Boston Capital Tax Credit Fund III-Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partner’s interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
One Northridge, LTD., (Northridge Apts.) in Arlington, Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The operating general partner has not provided financial reports since March 2004. In of June of 2004 the operating general partner entered into a contract for deed to sell the property without consent from the investment limited partner. The investment general partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer. The operating general partner had ceased communications in this matter. In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property. On May 27, 2005, the investment general partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the compliance period. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with IRS guidelines. The investment partnership did not receive any proceeds from the sale of the property and the Operating Partnership’s investment balance at the time of the property sale was zero. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.
In December 2004, Series 2 and Series 14 negotiated the sale of their interest in Haven Park Partners IV to the operating general partner. The transaction closed in March of 2005 for the assumption of the outstanding mortgage balance of approximately $371,700 and estimated proceeds to the investment limited partnerships of $780,579 ($298,038 for Series 2 and $482,541 for Series 14). Of the total proceeds received, $553,362 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partnerships and $4,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partnership. Of the remaining proceeds, the net distribution to the investors was $156,660 ($117,495 for Series 2 and $39,165 for Series 14). This represented a per BAC distribution of $.142 and $.007 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $66,557 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $30,600 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs; and $35,957 is for partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $128,407 and $57,026, respectively, as of March 31, 2005. The gains recorded represented the proceeds received by the investment limited partnerships, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year $14,073 for Series 2 and $5,400 for Series 14 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees. In the prior year a reduction in the amount of $5,864 for Series 2 and $3,136 for Series 14 on the gain recorded in the prior year was recorded for final costs incurred on the disposition of the property.
In December 2004, Boston Capital Tax Credit Fund I – Series 2 and the Partnerships Series 14 negotiated the sale of their interest in Haven Park Partners III to the operating general partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the investment limited partners of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partners and $8,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partners. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $100,053 for a partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively, as of March 31, 2006. The gains recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.
In February 2004, Series 4 and Series 14 negotiated a transfer of their investment limited partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the operating general partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the investment limited partnership of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received, $504,941 was utilized to repay subordinated loans that had been made by the investment limited partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $129,956 represents a partial payment of outstanding asset management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $18,137 and $179,185 for Series 4 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $2,752 and $18,698 for Series 4 and Series 14, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
In February 2006, Series 14 transferred 98% of its interest in Plantation IV, Limited to a non-affiliated entity for its assumption of the proportionate amount of the outstanding mortgage balance of approximately $1,385,688 and cash proceeds to the investment limited partner of $54,319. Of the proceeds received $3,610 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $44,709 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In September 2006, the investment limited partner transferred the remaining 2% of its interest to a non-affiliated entity for cash proceeds to the investment limited partner of $1,109. The proceeds of $1,109 will be returned to cash reserves held by Series 14. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $44,709 as of March 31, 2006 and additional proceeds of $1,109 have been recorded as of December 31, 2006.
In January 2006, Series 14 transferred its interest in Independence Apartments, A Limited Partnership to the operating general partner for its assumption of the outstanding mortgage balance of $1,055,274 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.
In January 2006, Series 14 transferred its interest in Yorkshire Corners, A Limited Partnership to the operating general partner for its assumption of the outstanding mortgage balance of $903,925 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the

Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.
In December 2006, Series 14 exercised an option to transfer its interest in Hunter’s Run of Douglas LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,405,000 and cash proceeds to the investment limited partner of $56,200. The transaction closed in January 2007. Of the proceeds received, $3,600 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $46,600 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $46,600 as of March 31, 2007.
In December 2006, Series 14 exercised an option to transfer its interest in Wildwood Terrace Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,231,856 and cash proceeds to the investment limited partner of $49,274. The transaction closed in January 2007. Of the proceeds received $4,716 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received. $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $38,558 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $38,558 as of March 31, 2007.
In December 2006, Series 14 exercised an option to transfer its interest in Woodside RRH Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,182,112 and cash proceeds to the investment limited partner of $47,284. The transaction closed in January 2007. Of the proceeds received, $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $41,284 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $41,284 as of March 31, 2007.
Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006, averaging 75%. The site manager was terminated and temporarily replaced with a manager from a nearby property until a permanent replacement was hired in March of 2007. Although occupancy averaged 68% in the fourth quarter of 2006, it rose to 88% in the first quarter of 2007. Occupancy reached 96% in March. The mortgage, taxes, insurance, and accounts payables are current. The compliance period ended in 2006.
In December 2006, the investment partnership transferred its interest in Toano III Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, there will be a residual payment of $500 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership had been recognized as of December 31, 2006 and the proceeds were received in the first quarter of 2007.
In January 2007, Series 14 transferred its interest in Bethel Park Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,447,772 and cash proceeds to the investment limited partner of $17,183. Of the proceeds received, $6,183 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds, $1,650 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $9,350 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $9,350 as of March 31, 2007.
In January 2007, Series 14 transferred its interest in Pittsfield Park Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,017,904 and cash proceeds to the investment limited partner of $8,745. Of the proceeds received $4,478 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds, $268 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $3,999 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $3,999 as of March 31, 2007.
In January 2007, Series 14 transferred its interest in Tyrone Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,435,011 and cash proceeds to the investment limited partner of $20,949. Of the proceeds received, $11,634 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds $1,397 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,918 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $7,918 as of March 31, 2007.
In November 2006, the operating general partner of Parkwood Commons Limited Partnership entered into an agreement to sell the property and the transaction closed on January 31, 2007. Cash proceeds to the investment limited partners were $550,373 (Series 10), $206,032 (Series 12) and $206,032

(Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,606 (Series 14) were paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $546,084, $204,426 and $204,426, respectively were returned to cash reserves held by Series 10, Series 12 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $487,968, $186,471, and $204,426 for Series 10, Series 12, and Series 14, respectively, as of March 31, 2007. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance and their share of the disposition fee and expenses.
Portville Square Apartments LP (Portville Square Apartments) is a 24 apartment property for seniors located in Portville, NY. The property averaged 93% occupancy and operated above breakeven in 2006. On March 16, 2007, a water dike from the Allegany River that runs to Dodge Creek located near Portville Square crested and began flowing into Portville. The first floor of Portville Square Apartments was completely flooded. All residents were evacuated by boat to a local Church which provided temporary shelter and food. Soon after the tenants were displaced, the operating general partner contracted with a company to drain the water and began rehab work on the property. Damages were estimated to be $450,000 as carpets, drywall, appliances, furniture, etc. needed to be replaced and various additional repairs needed to be made. As of April 15, 2007, all tenants were moved back into the 13 second floor apartments. It is anticipated that the 11 apartments on the first floor will be occupied by May 25, 2007. Management had to pay back half of the March rents to the tenants as a result of the flood. New York State’s Division of Housing and Community Renewal, which provides a rental subsidy to the property, suspended the rental subsidy to the first floor units for the months of April and May. Flood insurance adjusters have been to the property and additional insurance is expected to pay for the lost rent. Management is confident they will recover damages and lost rents.

Contractual Obligations
As of March 31, 2007, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years>	5 years
Capital Contributions Payable	$236,345	$236,345		—	—	—
Asset Management Fees Payable to Affiliates	$26,871,159	$26,871,159	*	—	—	—

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
The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnership.
If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 — Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
Based on the guidance of FIN 46R, the Operating Partnerships in which the Partnership invests in meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.
The Partnership’s balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk- Not Applicable
Item 8. Financial Statements and Supplementary Data
The financial statements of the Partnership are listed in Item 15 as being filed as a part of this Report as Exhibits 13 are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
Item 9a. Controls & Procedures
(a)	Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Partnership’s general partner, under the supervision and with the participation of the Principle Executive Officer and Principle Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principle Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

(b)	Changes in Internal Controls There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

               (a), (b), (c), (d) and (e)
The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the general partners and affiliates of those partners, including Boston Capital Partners, Inc. (“Boston Capital”), with principal responsibility for the Partnership’s affairs.
John P. Manning, age 58, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 62, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer, since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a

founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital Corporation in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 45, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 60, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 43, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
Item 11. Executive Compensation

               (a), (b), (c), (d) and (e)
The Partnership has no officers or directors and no compensation committe. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2004 fiscal year:
1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership. The annual partnership management fee accrued during the year ended March 31, 2007, net of payments made, was $1,286,006. Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $93,872 for amounts charged to operations during the year ended March 31, 2007. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.
3. The Partnership recorded as payable to affiliates of the general partner a total of $36,300 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. The allocation of the total advanced during the year ended March 31, 2007, to three of the six series is as follows: $4,220 to Series 7, $22,566 to Series 11, and $9,514 to Series 12. The Partnership reimbursed to the affiliates of the general partner a total of $133,047 for prior advances to the Partnership. The allocation of the total reimbursed during the year ended March 31, 2007, to three of the six series is as follows: $4,960 to Series 9, $117,275 to Series 12, and $10,812 to Series 14.
Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2007, 18,679,738 BACs had been issued. The following Series are know to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 7	—
Series 9	8.53%
Series 10	—
Series 11	12.56%
Series 12	7.29%
Series 14	6.22%
(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Partnership. The Partnership’s response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.
There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. There is a provision in the Partnership’s Partnership Agreement which allows, under certain circumstances, the ability to change control.
The Partnership has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13. Certain Relationships and Related Transactions and Director Independence
          (a) Transactions with related persons
The Partnership has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership. Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2007.
          (b) Review, Approval or Ratification of transactions with related persons.
The Partnership response to Item 13(a) is incorporated herein by reference.
          (c) Promoters and certain control persons.

Not applicable.
          (d) Independence.

The Partnership has no directors.

Item 14. Principal Accounting Fees and Services Fees paid to the Partnership’s independent auditors for fiscal year 2007 were comprised of the following:

Fee
Type	Ser. 7	Ser. 9	Ser. 10	Ser. 11	Ser. 12	Ser. 14
Audit Fees	$8,140	$19,710	$18,670	$18,670	$21,940	$42,630

Audit Related Fees			500	750	250	1,500

Tax Fees	3,970	9,700	9,700	9,700	11,740	19,320

All Other Fees	—	—	—	—	—	—

Total	$12,110	$29,410	$28,870	$29,120	$33,930	$63,450
Fees paid to the Partnership’s independent auditors for fiscal year 2006 were comprised of the following:

Fee
Type	Ser. 7	Ser. 9	Ser. 10	Ser. 11	Ser. 12	Ser. 14
Audit Fees	$7,750	$18,770	$17,780	$17,780	$20,900	$40,600

Audit Related Fees

Tax Fees	4,100	11,275	9,700	9,000	11,100	18,975

All Other Fees	—	—	—	—	—	—

Total	$11,850	$30,045	$27,480	$26,780	$32,000	$59,575
Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 and 2. Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

Balance Sheets, March 31, 2007 and 2006
Statement of Operations, Years ended March 31, 2007, 2006, and 2005.
Statements of Changes in Partners’ Capital, Years ended March 31, 2007, 2006 and 2005.
Statements of Cash Flows, Years ended March 31, 2007, 2006 and 2005.
Notes to Financial Statements, March 31, 2007, 2006 and 2005.
Crestwood RRH, LTD.
Filed herein as Exhibit 99.1
Independent Auditors’ Report
Balance Sheets, December 31, 2006 and 2005
Statements of Operations, Years ended December 31,2006 and 2005
Statements of Cash Flow, Years ended December 31,2006 and 2005
Statements of Changes in Partners’ Capital, Years ended December 31, 2006 and 2005
Notes to Financial Statements, Years ended December 31, 2006 and 2005
Schedule III — Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.
(b) Reports on Form 8-K

No reports on Form 8-K were filed during the year ended March 31, 2007
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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

Date:	By:	C&M Management Inc., General Partner

July 16, 2007	By:	/s/ John P. Manning
John P. Manning
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 16, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

July 16, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principle Financial and Accounting Officer), C&M Management Inc.; Chief Financial Officer (Principle Financial and Accounting Officer) BCTC II Assignor Corp.