Form 10-Q
period 2007-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2007-08-20
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2007

                                             or

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30,2007

Balance Sheets 4

Balance Sheets Series 07 5

Balance Sheets Series 09 6

Balance Sheets Series 10 7

Balance Sheets Series 11 8

Balance Sheets Series 12 9

Balance Sheets Series 14 10

Three MONTHS ENDED June 30 11

Statements of Operations Series 07 12

Statements of Operations Series 09 13

Statements of Operations Series 10 14

Statements of Operations Series 11 15

Statements of Operations Series 12 16

Statements of Operations Series 14 17

statementS OF Changes in Partners' Capital (Deficit) 18

Changes in Partners' Capital (DEFICIT) Series 07 19

Changes in Partners' Capital (DEFICIT) Series 09 19

Changes in Partners' Capital (DEFICIT) Series 10 20

Changes in Partners' Capital (DEFICIT) Series 11 20

Changes in Partners' Capital (DEFICIT) Series 12 21

Changes in Partners' Capital (DEFICIT) Series 14 21

Statements of Cash Flows 22

Statements of Cash Flows Series 07 23

Statements of Cash Flows Series 09 24

Statements of Cash Flows Series 10 25

Statements of Cash Flows Series 11 26

Statements of Cash Flows Series 12 27

Statements of Cash Flows Series 14 28

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 29

Note A Organization 29

Note B Accounting 29

Note C Related Party Transactions 30

Note D Investments 32

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 07 34

Combined Statements Series 09 35

Combined Statements Series 10 36

Combined Statements Series 11 37

Combined Statements Series 12 38

Combined Statements Series 14 39

Note E Taxable Loss 40

Note F Subsequent Event 40

Liquidity 41

Capital Resources 41

Results of Operations 43

Critical Accounting Policies 90

Quantitative and Qualitative 91

Controls and Procedures 91

Part II Other Information 92

Item 1. Legal Proceedings 92

Item 1A. Risk Factors 92

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 92

Item 3. Defaults Upon Senior Securities 92

Item 4. Submission of Matters to a Vote of Security Holders 92

Item 5. Other Information 92

Item 6. Exhibits 92

SIGNATURES 93

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 2,491,076	$ 2,790,211

OTHER ASSETS
Cash and cash equivalents	2,121,862	2,005,864
Deferred acquisition costs (Note B)	530,565	539,263
Other assets	346,458	343,758
	$ 5,489,961	$ 5,679,096

LIABILITIES
Accounts payable	$ 101,250	$ 8,750
Accounts payable affiliates (Note C)	27,432,293	27,681,628
Capital contributions payable (Note D)	236,345	236,345
	27,769,888	27,926,723
PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(20,504,088)	(20,472,111)

General Partner	(1,775,839)	(1,775,516)
	(22,279,927)	(22,247,627)
	$ 5,489,961	$ 5,679,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	194,750	187,030
Deferred acquisition costs (Note B)	-	-
Other assets	326,920	326,920
	$ 521,670	$ 513,950

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	841,793	833,517
Capital contributions payable (Note D)	-	-
	841,793	833,517

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(229,326)	(228,776)

General Partner	(90,797)	(90,791)
	(320,123)	(319,567)
	$ 521,670	$ 513,950

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	215,508	141,756
Deferred acquisition costs (Note B)	5,894	5,991
Other assets	16,838	14,138
	$ 238,240	$ 161,885

LIABILITIES

Accounts payable	$ 15,000	$ -
Accounts payable affiliates (Note C)	6,237,206	6,159,320
Capital contributions payable (NoteD)	-	-
	6,252,206	6,159,320

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,618,989)	(5,602,623)

General Partner	(394,977)	(394,812)

	(6,013,966)	(5,997,435)
	$ 238,240	$ 161,885

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 134,055	$ 234,798

OTHER ASSETS
Cash and cash equivalents	531,651	312,676
Deferred acquisition costs (Note B)	31,418	31,933
Other assets	-	-
	$ 697,124	$ 579,407

LIABILITIES

Accounts payable	$ 22,500	$ -
Accounts payable affiliates (Note C)	3,360,375	3,477,877
Capital contributions payable (Note D)	-	-
	3,382,875	3,477,877

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,463,980)	(2,674,572)

General Partner	(221,771)	(223,898)
	(2,685,751)	(2,898,470)
	$ 697,124	$ 579,407

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,517,154	$ 1,568,461

OTHER ASSETS
Cash and cash equivalents	274,531	211,850
Deferred acquisition costs (Note B)	23,100	23,479
Other assets	-	-
	$ 1,814,785	$ 1,803,790

LIABILITIES
Accounts payable	$ 60,000	$ 5,000
Accounts payable affiliates (Note C)	3,827,675	3,797,133
Capital contributions payable (Note D)	22,528	22,528
	3,910,203	3,824,661

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,859,779)	(1,785,977)

General Partner	(235,639)	(234,894)
	(2,095,418)	(2,020,871)
	$ 1,814,785	$ 1,803,790

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ -	$ 69,772

OTHER ASSETS
Cash and cash equivalents	466,895	502,693
Deferred acquisition costs (Note B)	142,186	144,517
Other assets	2,700	2,700
	$ 611,781	$ 719,682

LIABILITIES

Accounts payable	$ 3,750	$ 3,750
Accounts payable affiliates (Note C)	4,469,158	4,606,163
Capital contributions payable (Note D)	11,405	11,405
	4,484,313	4,621,318

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,582,675)	(3,611,488)

General Partner	(289,857)	(290,148)
	(3,872,532)	(3,901,636)
	$ 611,781	$ 719,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 839,867	$ 917,180

OTHER ASSETS
Cash and cash equivalents	438,527	649,859
Deferred acquisition costs (Note B)	327,967	333,343
Other assets	-	-
	$ 1,606,361	$ 1,900,382

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	8,696,086	8,807,618
Capital contributions payable (Note D)	202,412	202,412
	8,898,498	9,010,030

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,749,339)	(6,568,675)

General Partner	(542,798)	(540,973)
	(7,292,137)	(7,109,648)
	$ 1,606,361	$ 1,900,382

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 17,636	$ 4,352
Other income	9,797	4,930
	27,433	9,282

Share of income (loss) from Operating Partnerships(Note D)	240,563	(230,573)

Expenses

Partnership management fee (Note C)	267,553	445,630
Amortization	8,698	8,820
General and administrative expenses	24,045	20,059
	300,296	474,509

NET INCOME (LOSS)	$ (32,300)	$ (695,800)

Net income(loss) allocated to limited partners	$ (31,977)	$ (688,842)

Net income(loss) allocated general partner	$ (323)	$ (6,958)

Net income(loss) per BAC	$ (.002)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2007	2006

Income
Interest income	$ 1,446	$ 791
Other income	1,320	-
	2,766	791

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses

Partnership management fee (Note C)	723	12,682
Amortization	-	-
General and administrative expenses	2,599	1,802
	3,322	14,484

NET INCOME (LOSS)	$ (556)	$ (13,693)

Net income(loss) allocated to limited partners	$ (550)	$ (13,556)

Net income(loss) allocated general partner	$ (6)	$ (137)

Net income(loss) per BAC	$ (.001)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2007	2006

Income
Interest income	$ 1,198	$ 305
Other income	1,427	-
	2,625	305

Share of income (loss) from Operating Partnerships(Note D)	57,410	-

Expenses

Partnership management fee (Note C)	71,019	85,385
Amortization	97	97
General and administrative expenses	5,450	1,726
	76,566	87,208

NET INCOME (LOSS)	$ (16,531)	$ (86,903)

Net income(loss) allocated to limited partners	$ (16,366)	$ (86,034)

Net income(loss) allocated general partner	$ (165)	$ (869)

Net income(loss) per BAC	$ (.004)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2007	2006

Income
Interest income	$ 3,564	$ 334
Other income	74	-
	3,638	334

Share of income (loss) from Operating Partnerships(Note D)	211,163	(20,839)

Expenses

Partnership management fee (Note C)	(1,540)	53,370
Amortization	515	515
General and administrative expenses	3,107	3,377
	2,082	57,262

NET INCOME (LOSS)	$ 212,719	$ (77,767)

Net income(loss) allocated to limited partners	$ 210,592	$ (76,989)

Net income(loss) allocated general partner	$ 2,127	$ (778)

Net income(loss) per BAC	$ .09	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2007	2006

Income
Interest income	$ 1,914	$ 308
Other income	35	1,882
	1,949	2,190

Share of income (loss) from Operating Partnerships(Note D)	(11,630)	(63,527)

Expenses

Partnership management fee (Note C)	60,065	69,641
Amortization	379	393
General and administrative expenses	4,422	1,943
	64,866	71,977

NET INCOME (LOSS)	$ (74,547)	$ (133,314)

Net income(loss) allocated to limited partners	$ (73,802)	$ (131,981)

Net income(loss) allocated general partner	$ (745)	$ (1,333)

Net income(loss) per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2007	2006

Income
Interest income	$ 4,506	$ 1,041
Other income	4,007	-
	8,513	1,041

Share of income (loss) from Operating Partnerships(Note D)	55,063	(121,007)

Expenses

Partnership management fee (Note C)	28,611	81,414
Amortization	2,331	2,439
General and administrative expenses	3,530	7,416
	34,472	91,269

NET INCOME (LOSS)	$ 29,104	$ (211,235)

Net income(loss) allocated to limited partners	$ 28,813	$ (209,123)

Net income(loss) allocated general partner	$ 291	$ (2,112)

Net income(loss) per BAC	$ .01	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2007	2006

Income
Interest income	$ 5,008	$ 1,573
Other income	2,934	3,048
	7,942	4,621

Share of income (loss) from Operating Partnerships(Note D)	(71,443)	(25,200)

Expenses

Partnership management fee (Note C)	108,675	143,138
Amortization	5,376	5,376
General and administrative expenses	4,937	3,795
	118,988	152,309

NET INCOME (LOSS)	$ (182,489)	$ (172,888)

Net income(loss) allocated to limited partners	$ (180,664)	$ (171,159)

Net income(loss) allocated general partner	$ (1,825)	$ (1,729)

Net income(loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(20,472,111)	$ (1,775,516)	$ (22,247,627)

Net income (loss)	(31,977)	(323)	(32,300)

Partners' capital (deficit), June 30, 2007	$(20,504,088)	$ (1,775,839)	$ (22,279,927)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2007	$(228,776)	$ (90,791)	$(319,567)

Net income (loss)	(550)	(6)	(556)

Partners' capital (deficit) June 30, 2007	$(229,326)	$ (90,797)	$(320,123)

Series 9
Partners' capital (deficit) April 1, 2007	$(5,602,623)	$ (394,812)	$(5,997,435)

Net income (loss)	(16,366)	(165)	(16,531)

Partners' capital (deficit) June 30, 2007	$(5,618,989)	$ (394,977)	$(6,013,966)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2007	$ (2,674,572)	$ (223,898)	$ (2,898,470)

Net income (loss)	210,592	2,127	212,719

Partners' capital (deficit) June 30, 2007	$ (2,463,980)	$ (221,771)	$ (2,685,751)

Series 11
Partners' capital (deficit) April 1, 2007	$ (1,785,977)	$ (234,894)	$ (2,020,871)

Net income (loss)	(73,802)	(745)	(74,547)

Partners' capital (deficit) June 30, 2007	$ (1,859,779)	$ (235,639)	$ (2,095,418)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2007	$(3,611,488)	$ (290,148)	$(3,901,636)

Net income (loss)	28,813	291	29,104

Partners' capital (deficit) June 30, 2007	$(3,582,675)	$ (289,857)	$(3,872,532)

Series 14
Partners' capital (deficit) April 1, 2007	$(6,568,675)	$ (540,973)	$(7,109,648)

Net income (loss)	(180,664)	(1,825)	(182,489)

Partners' capital (deficit) June 30, 2007	$(6,749,339)	$ (542,798)	$(7,292,137)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (32,300)	$ (695,800)
Adjustments
Distributions from Operating Partnerships	5,870	3,820
Amortization	8,698	8,820
Share of (Income)Loss from Operating Partnerships	(240,563)	230,573
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	92,500	(66,118)
Decrease (Increase) in other assets	(2,700)	799,797
(Decrease) Increase in accounts payable affiliates	(249,335)	(23,840)

Net cash (used in) provided by operating activities	(417,830)	257,252

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	533,828	-

Net cash (used in) provided by investing activities	533,828	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115,998	257,252

Cash and cash equivalents, beginning	2,005,864	3,500,741

Cash and cash equivalents, ending	$ 2,121,862	$ 3,757,993

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (556)	$ (13,693)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,000)
Decrease (Increase) in other assets	-	808,572
(Decrease) Increase in accounts payable affiliates	8,276	(366,667)

Net cash (used in) provided by operating activities	7,720	419,212

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,720	419,212

Cash and cash equivalents, beginning	187,030	362,316

Cash and cash equivalents, ending	$ 194,750	$ 781,528

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (16,531)	$ (86,903)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	97	97
Share of (Income) Loss from Operating Partnerships	(57,410)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	(2,000)
Decrease (Increase) in accounts receivable	(2,700)	(6,175)
(Decrease) Increase in accounts payable affiliates	77,886	80,848

Net cash (used in) provided by operating activities	16,342	(14,133)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	57,410	-

Net cash (used in) provided by investing activities	57,410	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,752	(14,133)

Cash and cash equivalents, beginning	141,756	206,104

Cash and cash equivalents, ending	$ 215,508	$ 191,971

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 212,719	$ (77,767)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	515	515
Share of (Income)Loss from Operating Partnerships	(211,163)	20,839
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	22,500	(12,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(117,502)	24,143

Net cash (used in) provided by operating activities	(92,931)	(44,270)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	311,906	-

Net cash (used in) provided by investing activities	311,906	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218,975	(44,270)

Cash and cash equivalents, beginning	312,676	351,299

Cash and cash equivalents, ending	$ 531,651	$ 307,029

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (74,547)	$ (133,314)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	379	393
Share of Income(Loss) from Operating Partnerships	11,630	63,527
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	55,000	(12,210)
Decrease (Increase) in accounts receivable	-	(2,600)
(Decrease) Increase in accounts payable affiliates	30,542	39,853

Net cash (used in) provided by operating activities	23,004	(44,351)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	39,677	-

Net cash (used in) provided by investing activities	39,677	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,681	(44,351)

Cash and cash equivalents, beginning	211,850	260,979

Cash and cash equivalents, ending	$ 274,531	$ 216,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 29,104	$ (211,235)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	2,331	2,439
Share of (Income) Loss from Operating Partnerships	(55,063)	121,007
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(23,528)
(Decrease) Increase in accounts payable affiliates	(137,005)	44,370

Net cash (used in) provided by operating activities	(160,633)	(66,947)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	124,835	-

Net cash (used in) provided by investing activities	124,835	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,798)	(66,947)

Cash and cash equivalents, beginning	502,693	996,805

Cash and cash equivalents, ending	$ 466,895	$ 929,858

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (182,489)	$ (172,888)
Adjustments
Distributions from Operating Partnerships	5,870	3,820
Amortization	5,376	5,376
Share of (Income)Loss from Operating Partnerships	71,443	25,200
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,380)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(111,532)	153,613

Net cash (used in) provided by operating activities	(211,332)	7,741

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(211,332)	7,741

Cash and cash equivalents, beginning	649,859	1,323,238

Cash and cash equivalents, ending	$ 438,527	$ 1,330,979

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund II Limited Partnership (the "Partnership") was
formed under the laws of the State of Delaware as of September 28, 1989, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Partnership's general partner was reorganized as follows. The general partner of the Partnership continues to be Boston Capital Associates II Limited Partnership, a Delaware limited partnership. The general partner of the general partner is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC II Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2007 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2007, the
Partnership has accumulated unallocated acquisition amortization totaling
$530,565. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2007 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,894, $31,418, $23,100, $142,186, and
$327,967, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP. and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at June 30, 2007 and 2006 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(Unaudited)

The partnership management fee accrued for the quarters ended June 30, 2007 and 2006 are as follows:
	2007	2006
Series 7	$ 8,277	$ 15,365
Series 9	77,886	86,040
Series 10	47,010	55,968
Series 11	70,219	77,726
Series 12	50,380	82,614
Series 14	146,745	166,665

	$ 400,517	$ 484,378

As of June 30, 2007 and 2006, an affiliate of the general partner advanced a total of $747,920 and $902,257 to the Partnership to pay certain operating expenses and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. No advances were made during the quarters ended June 30, 2007 and 2006. Below is a table that breaks down the total advances, by series as of June 30, 2007 and 2006.
	2007	2006
Series 7	$322,613	$318,393
Series 11	99,461	76,895
Series 12	153,188	323,499
Series 14	172,658	183,470

	$747,920	$902,257

Payables to affiliates will be repaid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the quarter ended June 30, 2007, Series 12 paid $62,550 to an affiliate of the general partner.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2007 and 2006 the Partnership had limited partnership interests in 217 and 255 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2007 and 2006 by series is as follows:

	2007	2006
Series 7	7	8
Series 9	36	40
Series 10	28	35
Series 11	32	37
Series 12	35	47
Series 14	79	88

	217	255

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2007 and 2006 by series are as follows:

	2007	2006
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the three months ended June 30, 2007 the Partnership disposed of eleven of the Operating Partnerships. A summary of the dispositions by Series for June 30, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	2	-	57,410	57,410
Series 10	2	3	311,906	215,642
Series 11	-	2	39,677	13,185
Series 12	-	2	124,835	55,063
Series 14	-	-	-	-
Total	4	7	$533,828	$341,300

During the three months ended June 30, 2006 the Partnership did not dispose of any of the Operating Partnerships and did not receive any additional proceeds from Operating Partnerships which were disposed of in the prior year.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from operating partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Partnership's investment in the Operating Partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2007.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2007	2006

Revenues
Rental	$ 203,730	$ 289,963
Interest and other	43,082	46,182
	246,812	336,145

Expenses
Interest	84,908	124,350
Depreciation and amortization	27,024	88,611
Operating expenses	205,077	241,531
	317,009	454,492

NET LOSS	$ (70,197)	$ (118,347)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (69,495)	$ (117,164)

Net loss allocated to other partners	$ (702)	$ (1,183)

*Amounts include $69,495 and $117,164 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2007	2006

Revenues
Rental	$ 1,750,406	$ 1,903,847
Interest and other	54,935	49,886
	1,805,341	1,953,733

Expenses
Interest	432,223	443,812
Depreciation and amortization	495,099	548,601
Operating expenses	1,295,011	1,413,250
	2,222,333	2,405,663

NET LOSS	$ (416,992)	$ (451,930)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (412,822)	$ (447,411)

Net loss allocated to other partners	$ (4,170)	$ (4,519)

*Amounts include $412,822 and $447,411 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2007	2006

Revenues
Rental	$ 1,141,530	$ 1,331,584
Interest and other	30,063	127,172
	1,171,593	1,458,756

Expenses
Interest	252,810	328,401
Depreciation and amortization	391,612	365,058
Operating expenses	757,125	887,953
	1,401,547	1,581,412

NET LOSS	$ (229,954)	$ (122,656)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (227,654)	$ (121,429)

Net loss allocated to other partners	$ (2,300)	$ (1,227)

*Amounts include $223,175 and $100,590 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2007	2006

Revenues
Rental	$ 1,733,170	$ 1,704,313
Interest and other	128,515	119,151
	1,861,685	1,823,464

Expenses
Interest	323,182	399,758
Depreciation and amortization	278,132	544,622
Operating expenses	1,476,481	1,139,309
	2,077,795	2,083,689

NET INCOME(LOSS)	$ (216,110)	$ (260,225)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (213,949)	$ (257,623)

Net income(loss) allocated to other partners	$ (2,161)	$ (2,602)

*Amounts include $189,134 and $194,096 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2007	2006

Revenues
Rental	$ 1,342,872	$ 1,818,529
Interest and other	58,850	74,942
	1,401,722	1,893,471

Expenses
Interest	287,673	413,919
Depreciation and amortization	142,223	538,460
Operating expenses	1,154,876	1,207,687
	1,584,772	2,160,066

NET LOSS	$ (183,050)	$ (266,595)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (181,220)	$ (263,929)

Net loss allocated to other partners	$ (1,830)	$ (2,666)

*Amounts include $181,220 and $142,922 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2007	2006

Revenues
Rental	$ 3,735,400	$ 4,151,177
Interest and other	144,015	264,099
	3,879,415	4,415,276

Expenses
Interest	747,653	837,325
Depreciation and amortization	975,887	1,243,723
Operating expenses	2,548,810	2,846,610
	4,272,350	4,927,658

NET LOSS	$ (392,935)	$ (512,382)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (389,006)	$ (507,258)

Net loss allocated to other partners	$ (3,929)	$ (5,124)

*Amounts include $317,563 and $482,058 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2007 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

Subsequent to June 30, 2007, the Partnership has entered into agreements to either sell or transfer interests in eight Operating Partnerships. The estimated sales prices and other terms for disposition of the Operating Partnerships have been determined. Gain on sale of the Operating Partnerships in the aggregate is expected to be recognized in the third quarter of 2007.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid as of June 30, 2007 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnerships working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income as of June 30, 2007 in the amount of $9,797. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the quarter ended June 30, 2007 the Partnership accrued $400,517 in annual partnership management fees, and paid $587,302 in accrued outstanding partnership management fees to Boston Capital Asset Management Limited Partner. As of June 30, 2007 the accrued partnership management fees totaled $26,684,373. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities. The Partnership anticipates that there will be sufficient cash to meet future third party obligations. The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

Capital Resources (continued)

As of June 30, 2007 the Partnership had $2,121,862 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	7	$ 194,750
9	41,574,018	4,178,029	05/04/90	36	215,508
10	24,288,997	2,428,925	08/24/90	28	531,651
11	24,735,002	2,489,599	12/27/90	32	274,531
12	29,710,003	2,972,795	04/30/91	35	466,895
14	55,728,997	5,574,290	01/27/92	79	438,527

	$186,398,017	18,679,738		217	$2,121,862

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of June 30, 2007 are $194,750, $215,508, $531,651, $252,003, $455,490 and $236,115, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2007 and 2006 the Partnership held limited partnership interests in 217 and 255 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs a partnership management fee to Boston Capital Asset Management Limited Partnership in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The annual partnership management fee is currently being accrued. It is anticipated that all outstanding fees will be repaid from sale or refinancing proceeds. The partnership management fees incurred, net of reporting fees received, for the quarters ended June 30, 2007 and 2006 were $267,553 and $445,630, respectively.

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

(Series 7)

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2007 all of which were 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 7 reflects net loss from Operating Partnerships of $(70,197) and $(118,347), respectively, which includes depreciation and amortization of $27,024 and $88,611, respectively.

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

In July 2007, the investment general partner entered into an agreement to transfer its interest in Deer Hill II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,431,974 and cash proceeds to the investment partnership of $140,000. Of the total proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $132,500 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $14,800 and $25,200, respectivley. Of the total proceeds, $2,775 and $4,725, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,025 and $20,475, respectively, will be returned to cash reserves held by the investment partnerships. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In August 2007, the investment general partner entered into an agreement to transfer its interest in Oakview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,092,000 and anticipated cash proceeds to the investment partnership of $32,760. The transaction is anticipated to close in August 2007. Of the total proceeds anticipated to be received, $1,130 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $24,130 is anticipated to be returned to cash reserves held by investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2004, the investment partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the operating general partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the investment partnership of $18,225. Of the total investment partnership proceeds $5,000, represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $13,225 were paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,182 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs; and $11,043 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,043 as of December 31, 2004. In the prior fiscal year March 31, 2006, $182 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

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

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the Investment Limited Partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and partnership's Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

In December 2001, the operating general partner of King City Elderly Housing exercised its option to purchase King City Elderly Housing (Leo A. Meyer Senior Citizen Housing) from Series 7. In March 2003, the investment general partner entered into an agreement to sell the property to the operating general partner in return for its agreement to assume the outstanding mortgage balance of approximately $1,680,854 and distribute cash proceeds to the investment partnership of $320,278. In the 10-Q filed for the quarter ended December 31, 2005 it was estimated that $131,888 would be distributed to investors and provided this was the actual amount distributed, the investor per BAC distribution would be $.08 and that the remaining proceeds of $188,390 were anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $4,000 represents the reimbursement of legal expenses incurred in connection with the disposition of the property; and $184,390 represents partial reimbursement for outstanding asset management fees. It had been decided that the reimbursement related to the disposition of $131,888 will not be paid, and that the monies originally anticipated to be returned to investors will be added back to the Series' working capital reserves. The monies returned to the Series' working capital reserves will be available to pay obligations of the investment limited partnership. A gain on the sale of the Operating Partnership in the amount of the proceeds from the sale, net of the expenses, has been recorded in the amount of $284,510 as of September 30, 2005. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of legal expenses.

In December 2006, the investment general partner entered into an agreement to transfer the interest of Boston Capital Tax Credit Fund LP - Series 6 and the Partnership's Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000. In accordance with the Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200, respectively, represent reporting fees due to an affiliate, and $4,200 and $3,300, respectively, was paid to BCAMLP for expenses of the sale, which includes third party legal costs. Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006. The sale proceeds are expected to be received by December 31, 2007; so a receivable in the amount of $416,080 and $326,920 has been recorded for Series 6 and Series 7, respectively, as of December 31, 2006.

In November 2006, the investment general partner transferred 50% of its interest in Creekside Apartments, a Pennsylvania limited partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $622,287 and cash proceeds to the investment limited partner of $6,821. Of the proceeds received, $3,071 represented reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in December 2007 for the assumption of the remaining mortgage balance outstanding and proceeds of $6,821. It is anticipated that none of the remaining proceeds to be received will be returned to cash reserves held by Series 7. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the partial transfer of the investment limited partner interest has been recorded.

(Series 9)

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%. The series had a total of 36 properties at June 30, 2007. Out of the total, 34 were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 9 reflects loss from Operating Partnerships of $(416,992) and $(451,930), respectively, which includes depreciation and amortization of $495,099 and $548,601, respectively.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20 unit development located in Blanco, Texas. During 2006, the overall operating expenses were lower than the prior year's state averages; however, there was an increase in the administrative and maintenance categories due to costs associated with evictions and making ready the units for turnover. Additionally, the partnership under-funded the reserves, accrued expenses and increased accounts payable 185%. Occupancy was 100% during the year, but stagnant rental rates continued to hinder the revenue, which already could not support the normal operating expenses, which led to the cash deficit. During the first quarter of 2007, occupancy decreased 5% as a result of a few evictions filed by the on-site manager. The manager immediately turned over the units increasing occupancy to 100% throughout the second quarter. Although the administrative expense remained slightly high during the first and second quarters, the operating general partner expects replacing the non-paying tenants will allow the partnership operations to improve. Additionally, the operating general partner is working to obtain approval for a rental rate increase and is hopeful that an agreement can be reached by the end of 2007. Second quarter un-audited financials indicate the property is operating above break-even and is supporting the expenses. All tax, mortgage, and insurance payments are current.

Big Lake Seniors Apartments (Big Lake Seniors) is a 20 unit development located in Big Lake, Texas. In 2006 the property operated slightly below break even and expended a small sum of cash. The deficit was directly related to insufficient rental rates that could not support increased maintenance expenses. The increase stemmed from a state agency site visit, which found that concrete porches were in need of repair due to erosion. Some of the costs associated with the repairs were paid for out of operations and the remaining costs, approximately $288 per unit, were expensed by the partnership and funded through a replacement reserve withdrawal. The operating expenses overall were below the prior year state averages; however, insufficient rental rates could not cover the slight increase and caused the property to expend the small amount of cash. During 2006, the partnership paid off all account payables, funded the shortage in the security deposit account from 2005 and ended the year with a small sum of operating cash. Had it not been for the one time needed repairs, the property would have operated above breakeven. During the first and second quarter of 2007, occupancy has declined 4%; however, it remains above average at 94%. The decreased occupancy is a result of a new manager on-site who took steps to evict tenants from two units for suspected drug activity and failure to pay rent on time. The new manager has begun outreach to fill the vacant units. As of the end of June 2007, one of the units was occupied and the other unit was pre-leased for a move-in during July. The operating general partner is still working to obtain approval for a rent increase and is hopeful that an increase will be implemented by the end of 2007. The property continues to operate efficiently in 2007 and is generating cash. All tax, mortgage, and insurance payments are current.

In August 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Brooklyn Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,079,144 and anticipated cash proceeds to the investment partnership of $32,374. The transaction is anticipated to close in August 2007. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $24,874 is anticipated to be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2007, the investment general partner entered into an agreement to sell its interest in School Street II LP for its assumption of the outstanding mortgage and cash proceeds to the investment partnership of $249,284. The property had been operating at below breakeven for many years and operations were subsidized by the operating general partner and the investment limited partner. After the payment of all costs related to the sale of the property, including the brokerage commission and legal fees and the satisfaction of the outstanding mortgage balance of approximately $625,716, distributable proceeds of $158,559 were available for distribution by the Operating Partnership. This amount was distributed to the operating general partner of the Operating Partnership as repayment of previous advances in accordance with the Operating Partnership agreement. The net sales proceeds to Series 9 were $0. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period which ends December 31, 2007. In addition, the operating general partner has agreed to provide a recapture bond on behalf of the investment limited partner to avoid the recapture of the tax credits that have been taken.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. The property's operations were strong in 2006, with average annual occupancy of 96%. As of the end of April 2007, the occupancy was holding strong at 96%. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the community's compliance period expires in 2007.

In July 2007, the investment general partner of Series 7 and Series 9 transferred the investment partnership's interests in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds of $14,800 and $25,200 to Series 7 and Series 9, respectively. Of the total proceeds, $2,775 and $4,725, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,025 and $20,475 will be returned to cash reserves held by Series 7 and Series 9, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. After all outstanding obligations of the investment partnerships are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy development, located in Porterville, CA. In 2006 this property operated with an average physical occupancy of 97%. Occupancy remained strong in the first quarter of 2007 averaging 96%. In the second quarter 2007, the property continues to operate with strong average occupancy of 96%. Despite strong occupancy the property is unable to breakeven due to low rental rates. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $37,973 in 2006. The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.

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

In December 2006, the investment general partner exercised an option to transfer their interest in Springfield Housing Associates Limited Partnership to an affiliated entity of the operating general partner for its assumption of the outstanding mortgage balance of $3,921,906 and cash proceeds to the investment limited partner of $35,780 (Series 9) and $81,877 (Series 12). The transaction closed in January 2007. Of the total proceeds received, $70,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the proceeds received, $2,281 (Series 9) and $5,219 (Series 12) was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $12,212 and $27,945 were returned to cash reserves held by Series 9 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $12,212 for Series 9 and $27,945 for Series 12 as of March 31, 2007.

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

In October 2004, the operating general partner of Cedar Rapids Housing Associates (Country Hill Apartments I) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. The total proceeds received by the investment limited partner, after the payment of the outstanding mortgage balance and other liabilities of $4,890,157, were $485,000. Of the net proceeds received, $225,000 was distributed to the investors. The total returned to the investors was distributed based on the number of BACs held by each investor. The investor per BAC distribution was $.053. The remaining proceeds of $260,000 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $68,750 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $191,250 represents partial reimbursement for outstanding asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $416,250 as of March 31, 2005. In the prior fiscal year ended March 31, 2006 $59,750 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In June 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Twin Oaks Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,110,415 and cash proceeds to the investment partnership of $43,873. Of the total proceeds received $2,550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,823 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $33,823 as of June 30, 2007.

In June 2007, the investment general partner of Series 9 transferred the investment partnership's interest in Old Stage Road Associates Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,225,662 and cash proceeds to the investment partnership of $31,999. Of the total proceeds received, $912 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $23,587 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,587 as of June 30, 2007.

In March 2005, the investment general partner sold its interest in Breezewood RRH, Ltd., to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,403,106 and proceeds to the investment limited partner of $56,124. Of the total investment limited partner proceeds received, $3,570 represents payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $16,196. This represents a per BAC distribution of $0.004. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $36,358 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $27,342 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $43,538 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In March 2005, the investment general partner sold its interest in Cambridge Manor, Ltd., (Cambridge Manor) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,110,193 and proceeds to the investment limited partner of $44,408. Of the total investment limited partner proceeds received, $6,215 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $10,933. This represents a per BAC distribution of $0.003. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,016 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $18,244 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $29,177 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fee's.

In March 2005, the investment general partner sold its interest in Hernando 515, (Ventura Village) Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,458,165 and proceeds to the investment limited partner of $58,327. Of the total investment limited partner proceeds received, $13,882 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $17,185. This represents a per BAC distribution of $0.004. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $27,260 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $18,243 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $35,428 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fee's.

In March 2005, the investment general partner sold its interest in Hobe Sound RRH, Ltd. (Breezewood Village Phase I), to a non-affiliated entity for its assumption of the outstanding mortgage balance of $2,725,687 and proceeds to the investment limited partner of $109,027. Of the total investment limited partner proceeds received, $7,188 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $39,961. This represents a per BAC distribution of $0.010. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $61,878 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $52,861 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $92,822 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fee's.

In March 2005, the investment general partner sold its interest in Quail Hollow RRH, Ltd., (Quail Hollow Apts.) to a non-affiliated entity for its assumption of the outstanding mortgage balance of $1,439,422 and proceeds to the investment limited partner of $57,577. Of the total investment limited partner proceeds received, $2,198 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was $16,848. This represents a per BAC distribution of $0.004. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $38,531 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,017 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $29,514 represents partial reimbursement for outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $46,362 as of March 31, 2005. In the prior fiscal year ended March 31, 2006, $3,350 of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fee's.

In June 2007, the investment general partner of Grand Princess Manor Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in December 2007. The anticipated sales price for the property is $1,638,630, which includes the outstanding mortgage balance of approximately $1,453,630 and cash proceeds to the investment partnership of $140,000. Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $125,000 is anticipated to be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In June 2007, the investment general partner of Grand Princess Villas Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in December 2007. The anticipated sales price for the property is $1,637,660, which includes the outstanding mortgage balance of approximately $1,452,660 and cash proceeds to the investment partnership of $140,000. Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $125,000 is anticipated to be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 10)

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 10 reflects net loss from Operating Partnerships of $(229,954) and $(122,656), respectively, which includes depreciation and amortization of $391,612 and $365,058, respectively.

Stratford Square LP (Stratford Square Apartments) is a 24 unit elderly community which is located in Brundidge, Alabama. Historically, the property has operated with high occupancy and has been able to generate cash. In 2006, the property dealt with the passing of several tenants. As a result of the decreased occupancy, the property operated at a deficit, expending $12,336 in 2006. Toward the end of 2006 and into the first quarter of 2007, the occupancy has risen as the units have been made ready and leased. The occupancy averaged 94% through the second quarter of 2007. The replacement reserve is adequately funded. All mortgage, tax and insurance payments are current. The operating deficit guarantee is unlimited in time and amount and the compliance period ends in 2007.

Lawton Apartments Company Limited Partnership (Village Commons) is a 58-unit, family property located in Lawton, MI. This property has historically had low occupancy, which has resulted in negative cash flow and delinquent taxes for the property. Average physical occupancy through the first quarter of 2005 was 58%. Second quarter operating results were not reported by the operating general partner due to the foreclosure described below. Low occupancy was attributed to deferred maintenance issues and lack of employment in Lawton, combined with a high level of affordable housing in the surrounding area. The management company projected that approximately $110,000 was needed to address deferred maintenance repairs. The operating general partner did not fund any capital improvements. Due to the declining financial and physical conditions of this property, the operating reserve, replacement reserve, and tax and insurance escrow had not been properly funded. The Operating Partnership was unable to support the mortgage payments, which resulted in the payments becoming more than 12 months delinquent. In May of 2003, Rural Development sent a letter to the operating general partner citing the mortgage delinquencies and started foreclosure proceedings against the property. The operating general partner appealed the foreclosure actions, which the court rejected in June 2005. A disposition analysis performed by the investment general partner has indicated that the property's current value is less than the current mortgage balance. As a result, it is in the investment partnership's best interest that no additional capital be invested into the project and that it be allowed to go to foreclosure. The Operating Partnership's compliance period ended December 31, 2004; so there will be no loss of credit or recapture of credits previously taken in the event of foreclosure. The property received a notice of foreclosure in August of 2005, which included a six-month redemption clause. No steps were taken on the redemption and the foreclosure was finalized in January 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment limited partner interest has been recorded.

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

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, it is anticipated that $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, it is anticipated that $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. Accordingly, reducing the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete with properties offering rental assistance and is suffering due to a loss of industry in the area. As a result, management struggles to maintain occupancy levels at the property and the Operating Partnership operates below breakeven. In 2006 occupancy averaged 89%, in line with historical averages. Through the second quarter of 2007, occupancy peaked at 100% in April, but quickly decreased to 96% and 92% over the next two months. The Operating Partnership continues to operate at a deficit. In the past, management has made several unsuccessful attempts to obtain real estate tax abatements for the property. Additionally, management has worked with the state to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under funded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the cash deficit by accruing management fees due to an affiliate, and has made advances totaling $18,278.

In January 2007, the investment general partner of Great Falls Properties Limited Partnership entered into an agreement to sell the property. The transaction was anticipated to close in the second quarter of 2007. However, the agreement expired on March 2007 as the buyer was unable to consummate the sale.

In December 2004, the investment general partner negotiated a partial sale of its investment limited partner interest in Pedcor Investments 1989-X (Mann Village II) to the operating general partner. In December 2004, 24.99% of the investment limited partner interest was transferred to the operating general partner for proceeds to the investment limited partner of $131,060. In addition, the investment limited partner and the operating general partner negotiated a put option regarding the future transfer of the remaining investment limited partner interest. The sale of remaining investment limited partner interest occurred in the first quarter of 2006. With the exercise of the investment limited partner's put option, the operating general partner assumed the Operating Partnership's outstanding mortgage, which is approximately $3,049,000. In addition, the operating general partner paid additional estimated proceeds to the investment limited partner of $489,440 for the remaining interest. Of the total investment limited partner proceeds received, $32,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. In addition, from the partial sale and put option, approximately $163,060 was distributed to the investors. The investor per BAC distribution was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $425,440 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $12,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $412,940 represents a partial payment of outstanding asset management fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the investment partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The investment partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds. The additional proceeds received as of March 31, 2006 were applied against the investment partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The investment partnership recorded a loss on the sale of the partial investment in the amount of $144,177 in the quarter ended March 31, 2006. The loss represented the balance of the remaining investment balance net of additional proceeds.

In June 2005, the investment general partner of West Des Moines Associates LP entered into an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, proceeds to the investment limited partner were $1,250,108. Net sales proceeds distributed to the investors were $657,530. The investor per BAC distribution was $0.027. The remaining proceeds of $592,578 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $583,578 represents partial reimbursement for advances and outstanding asset management fees. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,070,408 as of September 30, 2005. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance and their share of the disposition fee and expenses.

In February 2006, the investment general partner transferred its interest in Forsyth, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,425,679 and cash proceeds to the investment limited partner of $57,027. Of the proceeds received $13,640 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $37,387 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,387 as of March 31, 2006.

In February 2006, the investment general partner transferred its interest in Hilltop Terrace, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,454,625 and cash proceeds to the investment limited partner of $58,185. Of the proceeds received $15,144 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $37,041 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $37,041 as of March 31, 2006.

In January 2006, the investment general partner exercised an option to transfer its interest in Connellsville Heritage Apartments to the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,334,804 and proceeds to the investment limited partner of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership from the sale was recorded.

In July 2007, the investment general partner of Briarwood of Middleburg (Briarwood Apartments) entered into an agreement to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the third quarter of 2007. The sales price for Briarwood Apartments is $1,524,779, which includes the outstanding mortgage balance of approximately $1,448,443 and proceeds to the investment partnership of $22,387. Of the total investment partnership proceeds anticipated to be received, $13,387 will represent payment of outstanding reporting fees due to an affiliate of the investment partnership and the balance of $9,000 represents proceeds from the sale. The remaining proceeds of $9,000 are anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. There are no proceeds anticipated to be returned to cash reserves held by Series 10.

In July 2006, the investment general partner of Morgantown Properties Limited entered into an agreement to sell the property and the transaction closed on May 30, 2007. The sales price of the property was $956,492, which includes the outstanding mortgage balance of approximately $750,000 and cash proceeds to the investment partnership of $135,000. Of the total proceeds received, $11,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $116,250 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition to the $135,000 of sales proceeds received by the investment partnership, BCAMLP has agreed to write down $25,500 of accrued but unpaid asset management fees. The investment partnership was originally scheduled to receive $160,500 from the sale of Morgantown. However, due to an appraisal which valued the property significantly below the mortgage balance, the investment partnership agreed to receive reduced proceeds totaling $135,000 in order for the sale to occur. Proceeds to the investment limited partnership of $135,000 and a write down of $25,500 will have the same effect on the investment partnership as if the investment partnership received the original proceeds of $160,500. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $116,250 as of June 30, 2007.

In November 2006, the operating general partner of Parkwood Commons Limited Partnership entered into an agreement to sell the property and the transaction closed on January 31, 2007. Cash proceeds to the investment limited partners were $550,373 (Series 10), $206,032 (Series 12) and $206,032 (Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,606 (Series 14) were paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $546,084, $204,426 and $204,426, respectively, were returned to cash reserves held by Series 10, Series 12 and Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $487,967, $186,471, and $204,426 for Series 10, Series 12, and Series 14, respectively, as of March 31, 2007. The gain recorded represented the proceeds received by the investment limited partners, net of their remaining investment balance and their share of the disposition fee and expenses.

In June 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Cloverleaf Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $830,406 and cash proceeds to the investment partnership of $36,595. Of the total proceeds received, $10,628 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,467 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $18,467 as of June 30, 2007.

In June 2007, the investment general partner of Series 10 transferred the investment partnership's interest in Cloverleaf Associates, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $844,558 and cash proceeds to the investment partnership of $33,177. Of the total proceeds received, $13,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,677 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,677 as of June 30, 2007.

(Series 11)

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 32 properties, all of which were 100% at June 30, 2007.

For the periods ended June 30, 2007 and 2006, Series 10 reflects net loss from Operating Partnerships of $(216,110) and $(260,225), respectively, which includes depreciation and amortization of $278,132 and $544,622, respectively.

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

On April 9, 2004, the proposed removal of the operating general partner was approved by the mortgagor. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the "Revised Agreement") was entered into with the Estate of the former operating general partner. Under the Revised Agreement the Estate paid $200,000 and forfeited its interest in the various Operating Partnership's as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each Operating Partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Revised Agreement amounts that would have been paid to the Estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

In July 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Academy Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,333,455 and cash proceeds to the investment partnership of $25,000. Of the total proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $17,500 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In December 2005, the permanent mortgage was fully paid off; as a result the cash flow increased by $7,466 a month. In 2006 the property's average occupancy increased to 90%, allowing the property to operate above breakeven. In the first quarter 2007, average occupancy dropped to 88% causing the property to operate below breakeven. In the second quarter 2007, physical occupancy was stable at 88%. The drop in the occupancy is due to several evictions for behavioral problems. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property being 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The real estate taxes and insurance are current. The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, it is anticipated that $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007.

Denmark Limited Partnership LP II (Fairridge Lane Apartments) is a 24-unit property located in Denmark, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property operates at a deficit due to insufficient rental rates and additional replacement reserve funding required under a Rural Housing workout plan. Average occupancy declined to 91% in 2006, and the Operating Partnership expended cash. Through the second quarter of 2007, occupancy is averaging 93%. However, the trend shows occupancy numbers decreasing from 100% in April, to 92% in May, to 88% in June. The Operating Partnership continues to expend cash. Management continues to market the property through local media and civic organizations. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount, and the compliance period for this property ends in 2009.

In January 2007, the investment general partner of Denmark LP II entered into an agreement to sell the property and the transaction is anticipated to close in the fourth quarter of 2007. The sales price for Denmark Limited Partnership II is $889,942, which includes the outstanding mortgage balance of approximately $795,942 and estimated proceeds to the investment limited partnership of $68,473. Of the proceeds anticipated to be received, $11,700 represents a payment of outstanding asset management fees due to BCAMLP, and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $49,273 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Franklin School Associates (Franklin School Apartments) has experienced difficulties in recent years because of poor management compounded, in part, by the structure of housing subsidies. Portable vouchers are scarce and considered desirable; so people on the voucher waiting list who opt for project-based vouchers (Franklin School's program) may have a less desirable profile and may impose greater than average wear on the property. Past management companies were not able to provide a secure environment and the property developed a reputation as undesirable. Another issue is seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months. All of these issues together have made it difficult to maintain strong occupancy. Moreover, the landlord is responsible for the payment of tenant heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005 respectively. The investment general partner funded the deficits. For the full year 2005, the investment general partner funded $76,495.

In mid-2005, the lender rejected the Operating Partnership's request to restructure the loan, and in the first quarter of 2006, the Operating Partnership defaulted on its monthly payments due to insufficient cash flow. In July 2006, the first mortgage lender issued a demand and acceleration letter and on August 14, 2006 scheduled a Trustee Sale for December 29, 2006.

In August 2006, the Montana Board of Housing conducted an inspection and found numerous physical and file deficiencies and issued several 8823s. The management company resigned. The Operating Partnership engaged a new management company and undertook the remediation of the conditions that elicited the 8823s, with the investment general partner providing $22,500 of additional funds to the property when remediation costs exceeded the cash available from property operations. The Operating Partnership retained ownership of the property through the Low Income Housing Tax Credit compliance period, which ended on December 31, 2006. After canceling the first Trustee Sale in December 2006, the lender scheduled a new Trustee Sale for July 6, 2007 at which time the property was bid in by the lender for an amount slightly less than the outstanding debt. Therefore, no proceeds were available for Series 11 as the result of the Trustee Sale.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, it is anticipated that $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. Accordingly, reducing the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with compliance ending in 2006. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. The property operated with average occupancy of 74% and a cash flow deficit of ($5,767) in 2006. During the first quarter of 2007, occupancy realized a slight increase in occupancy to 79%. The slight increase is now being met with a slight decrease to 72% during the second quarter of 2007. The operating general partner attributes the drop to the summer months and decrease in jobs at the nearby ski resorts. Although management continues to tighten-up expenses, the property will need at least 80% occupancy to reach breakeven. The town recently approved the development of a golf course, single family homes and condos at a nearby ski resort. The operating general partner continues to be optimistic that these businesses will attract qualifying applicants and has stated there have been four new move-ins during the beginning of July. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current.

Harbour View Group Limited, (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The operating general partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the

Operating Partnership requested early prepayment of the mortgage from Rural Development ("RD"). On June 15, 2006, RD notified the operating general partner the agency would accept prepayment of the mortgage. The Operating Partnership consummated the prepayment of the RD mortgage on June 30, 2006. Subsequently, the Operating Partnership distributed $305,330 to the investment general partnership, which represents the insurance proceeds exceeding the payoff of the outstanding mortgage balance and includes the investment general partner portion of the non-refundable deposits under the Purchase and Sale Agreement described below. Of the total investment partnership proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale which include third party legal costs. The remaining proceeds received by the investment limited partner of $297,830 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

On March 30, 2006, the investment general partner entered into a Purchase and Sale Agreement with a non-affiliated entity to purchase the land owned by the property. The sale is expected to occur in the third quarter of 2007. The purchase price for the land is $1,435,041. In addition, the buyer will reimburse the Operating Partnership $161,037 for debris removal as a result of the hurricanes. The anticipated proceeds from the sale of the land expected to be returned to the investment limited partner is approximately $719,888. Of the total investment partnership proceeds anticipated to be received, $6,500 will be paid to BCAMLP for expenses related to the sale which include third party legal costs. The anticipated remaining proceeds of $706,888 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In February 2006, the investment general partner entered into an agreement to transfer its interest in Eldon Estates II LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $568,159 and cash proceeds to the investment limited partner of $17,045. Of the proceeds received $5,000 represent reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $3,854 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $8,191 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,191 as of March 31, 2006.

In February 2006, the investment general partner entered into an agreement to transfer its interest in Eldon Manor LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $546,871 and cash proceeds to the investment limited partner of $16,406. Of the proceeds received $5,000 represent reporting fees due an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $3,856 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,550 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,550 as of March 31, 2006.

In February 2006, the investment general partner entered into an agreement to transfer its interest in Forest Glade, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,450,640 and cash proceeds to the investment limited partner of $58,026. Of the proceeds received $8,074 represent reporting fees due an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $42,952 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,952 as of March 31, 2006.

In December 2006, the investment general partner entered into an agreement to transfer its investment limited partner interest and its general partner interest in London Arms/Lyn, Mar Limited to an entity related to the remaining operating general partner for its assumption of the outstanding mortgage balance of approximately $3,811,566 and cash proceeds of $209,000 to the operating general partner and $446,000 to the investment limited partner. Of the proceeds received, $75,000 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $363,500 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $363,500 as of December 31, 2006. The sale of the Operating Partnership had been recognized as of December 31, 2006, and the sale proceeds were received in the first quarter of 2007.

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

In January 2007, the investment general partner of Manning Properties LP (Walnut Village Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the fourth quarter 2007. The sales price for Manning Properties LP is $896,201, which includes the outstanding mortgage balance of approximately $816,201 and proceeds to the investment limited partnership of $66,918. Of the proceeds anticipated to be received, $3,100 represents reporting fees due to an affiliate of the investment partnership and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $56,318 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2007, the investment general partner of Denmark LP I (Fairridge Village Apartments) entered into an agreement to sell the property and the transaction is anticipated to close in the fourth quarter 2007. The sales price for Denmark I LP is $930,405, which includes the outstanding mortgage balance of approximately $749,405 and estimated proceeds to the investment limited partnership of $181,000. Of the proceeds anticipated to be received, $3,600 represents reporting fees due to an affiliate of the investment partnership and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $160,850 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 12)

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 35 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 12 reflects net loss from Operating Partnerships of $(183,050) and $(266,595), respectively, which includes depreciation and amortization of $142,223 and $538,460, respectively.

In September of 2001, the investment general partner became aware that unauthorized distributions in excess of Rural Development's (mortgagor) allowable limits were made to the operating general partner of Cananche Creek Limited Partnership (Cananche Creek Apartments) and Shawnee Ridge Limited Partnership (Shawnee Ridge Apartments). These unauthorized distributions have been classified as receivables from the operating general partner on the Operating Partnerships' audited financial statements as of December 31, 2004.

The investment general partner is actively seeking the immediate return of these funds through the Estate of the operating general partner. Claims in the name of the individual Operating Partnerships have been filed against the Estate. On May 30, 2003, the investment general partner filed a complaint for the damages suffered from the misappropriations of funds against the operating general partner, the certified public accountant who performed audits of the properties, a related corporation of the operating general partner which received some of the misappropriated funds, and the former and current management companies. On May 24, 2004, a Settlement Agreement (the "Initial Agreement") was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Initial Agreement. Under the terms of the Initial Agreement the Estate will provide the investment general partner with quarterly accounting records, and if funds are available, make payments to the investment general partner against amounts owed to the Operating Partnerships.

On April 9, 2004, the mortgagor approved the proposed removal of the operating general partner. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the "Second Agreement") was entered into with the Estate of the former operating general partner. Under the Second Agreement the Estate paid $200,000 and forfeited its interest in the various Operating Partnerships affecting the Partnership as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each Operating Partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Second Agreement amounts that would have been paid to the Estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois, consists of 24 units. The co-operating general partner of the Operating Partnership entered into an agreement to assume the outstanding mortgage of the property and redeem the interests of the investment general partner, the special limited partner, and the other co-operating general partner. The transaction closed on September 15, 2006. After assumption of the outstanding mortgage balance of approximately $349,210, the cash proceeds to the investment limited partner were $80,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership; $7,500 was paid to BCAMLP for expenses incurred as a result of the redemption transaction, which include third party legal costs; and the remaining proceeds of $42,500 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $42,500 as of September 30, 2006.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, it is anticipated that $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, it is anticipated that $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. Accordingly, reducing the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit development located in Eufala, AL. Although the property location is rural with a stagnant economy, the management company has been able to increase the average occupancy from 69% in the fourth quarter of 2006 to 81% in the second quarter of 2007. To remedy last year's occupancy decline, the management company relieved the on-site manager of responsibility for two other properties to focus all of her attention on Lakeridge. Her efforts, coupled with the reissuing of Section 8 vouchers in March 2007, led to the increase in occupancy. The operating general partner's guarantee expired in 2001 with $67,586 funded to date. Current deficits are being reduced by an approved work-out plan allowing the replacement reserve to be under-funded. All insurance, real estate tax and mortgage payments are current. Tax credit delivery ended in 2000 and compliance ended in 2005. The investment general partner is working to sell this property.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50 unit property located in Fort Smith, AR. Average occupancy in 2006 was 89%. Due to the low occupancy and high operating expenses the property operated below breakeven. Displaced Hurricane Katrina victims started to move into the property in the late summer of 2006, increasing occupancy. Occupancy again began to drop in July 2006 and hit a low of 80% in October 2006. As of the second quarter 2007, occupancy was 91% and operations are slightly below breakeven due mainly to high expenses and vacancy. Management is making efforts to increase occupancy via aggressive advertising and outreach to local businesses and the local housing authority. The operating general partner funds any shortfalls. The property mortgage, taxes and insurance are all current; however, the operating general partner is not funding replacement reserves.

During March 2006, the investment general partner of Brandywood Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 11, 2007. The sales price was $2,500,000, which includes the outstanding mortgage balance of approximately $1,522,460, and net proceeds to the investment partnership of $799,093. Of the total net proceeds received, $183,897 was paid to the former operating general partner for amounts advanced to the Operating Partnership. The investment limited partner received proceeds of $615,175. Of the total proceeds received, $117,275 represented reimbursement of funds previously advanced by the investment limited partnership and an affiliate of the investment limited partnership, and $49,375 represented reporting fees due to BCAMLP. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $441,026 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $558,301 as of March 31, 2007.

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. Despite very high occupancy, the partnership has been unable to breakeven due to very high operating expenses which were driven by administrative and maintenance costs. The investment general partner must follow-up and make sure operating expenses are brought under control and payables are reduced, as operating expenses far exceed the state average. Through the second quarter of 2007, the property has averaged 100% occupancy. There is adequate cash available to cover the current payables balance, but paying down all payables would require the partnership to nearly exhaust its operating cash account.

During October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 were $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In February 2006, the investment general partner entered into an agreement to transfer its interest in River Reach of Crystal River to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,731 and cash proceeds to the investment limited partner of $53,429. Of the proceeds received $3,600 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $42,829 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,829 as of March 31, 2006.

In February 2006, the investment general partner entered into an agreement to transfer its interest in Scott City Associates III, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $586,930 and cash proceeds to the investment limited partner of $17,608. Of the proceeds received $5,000 represent reporting fees due an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $4,528 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $8,080 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,080 as of March 31, 2006.

In February 2006, the investment general partner entered into an agreement to transfer its interest in Stonegate Manor, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $988,021 and cash proceeds to the investment limited partner of $39,521. Of the proceeds received $5,040 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $27,481 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $27,481 as of March 31, 2006.

In February 2006, the investment general partner entered into an agreement to transfer 50% of its interest in Nye County Associates to an entity affiliated with the operating general partner for its assumption of 50% of the outstanding mortgage balance of approximately $666,140 and cash proceeds to the investment limited partner of $23,705. Of the proceeds received, $13,705 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which included third party legal costs. The remaining proceeds of $5,000 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $5,000 as of March 31, 2006. In January 2007, the investment limited partner transferred the remaining 50% of its interest to the same affiliated entity for cash proceeds to the investment limited partner of $23,705. The proceeds of $23,705 were returned to cash reserves held by Series 12. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $23,705 as of March 31, 2007.

In August 2006, the investment general partner entered into an agreement to transfer its interest in Bucksport Park Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,334,233 and cash proceeds to the investment limited partner of $16,803. Of the proceeds received $7,290 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,445 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $8,068 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $8,068 as of September 30, 2006.

In August 2006, the investment general partner entered into an agreement to transfer its interest in Cornish Park Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,417,111 and cash proceeds to the investment limited partner of $23,612. Of the proceeds received $14,455 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $1,391 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,766 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $7,766 as of September 30, 2006.

In August 2006, the investment general partner entered into an agreement to transfer its interest in Nanty Glo House Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,437,378 and cash proceeds to the investment limited partner of $21,585. Of the proceeds received $16,806 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $726 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $4,053 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $4,053 as of September 30, 2006.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40 unit family development located in Nicholasville, KY. The Low Income Housing Tax Credit compliance period expired in 2006. In 2006 the Operating Partnership operated at a significant loss, due to high operating expenses, and declining occupancy. Operating expenses are primarily driven by high administrative costs, high maintenance costs related to the age of the property, and unit turnover expenses. Low occupancy is the result of the property's advanced age, which has made it uncompetitive in the local rental market. Management continues to lose residents to newer developments offering more space and additional amenities. Through the second quarter of 2007, the Operating Partnership continues to operate at a significant loss, however, occupancy has increased to 85%. The investment general partner will continue to work with the operating general partner to reduce administrative expenses and maximize resident retention. The mortgage, real estate taxes and insurance payments are current. The operating general partner's obligation to fund operating deficits is limited to $50,840 per year.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24 unit, family complex located in Hatch, New Mexico. Flash floods on August 14, 2006 caused significant damage to the property. The county building inspector had been to the property and determined the property was a complete loss. The operating general partner had a meeting with the Village of Hatch, representatives from FEMA, and the local Rural Development(RD) on January 10, 2007. It was determined that the property would be demolished and would not be rebuilt. Demolition was completed in June 2007. The operating general partner has engaged USDA Rural Development to determine the value of the land. After the appraisal is complete, the operating general partner will begin looking for a buyer. This parcel will have a newly constructed facility that will be part of a new partnership, not to include the investment general partner. The existing mortgage, of which RD had already agreed to suspend all payments on until the property was reconstructed, will be assumed by a new partnership. The existing liability will subsequently be removed from Los Caballos Ltd Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt. The compliance period for this property expired on December 31, 2005, so there is no threat of recapture.

In November 2006, the investment general partner transferred 50% of its interest in Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half of the outstanding mortgage balance of approximately $561,912 and cash proceeds to the investment limited partner of $11,078. Of the proceeds received, $1,789 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $5,539 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining 50% interest is anticipated to be transferred in December 2007 for $11,078. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,539 as of December 31, 2006. The transfer of the Operating Partnership had been recognized as of December 31, 2006, the proceeds were received in the first quarter of 2007.

In December 2006, the investment general partner exercised an option to transfer their interest in Springfield Housing Associates Limited Partnership to an affiliated entity of the operating general partner for its assumption of the outstanding mortgage balance of $3,921,906 and cash proceeds to the investment limited partner of $35,780 (Series 9) and $81,877 (Series 12). The transaction closed in January 2007. Of the total proceeds received, $70,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the proceeds received, $2,281 (Series 9) and $5,219 (Series 12) was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $12,212 and $27,945 were returned to cash reserves held by Series 9 and Series 12, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $12,212 for Series 9 and $27,945 for Series 12 as of March 31, 2007.

In December 2006, the investment general partner transferred its interest in Franklin II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment partnership entered into an agreement with the Operating Partnership for receipt of a residual payment if the property is later refinanced or sold by the Operating Partnership. The residual payment will be $4,000 plus the capital transaction proceeds distributable to the investment partnership in accordance with the Operating Partnership agreement. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

In December 2006, the investment general partner transferred its interest in Windsor II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment partnership entered into an agreement with the Operating Partnership for receipt of a residual payment if the property is later refinanced or sold by the Operating Partnership. The residual payment will be $9,575 plus the capital transaction proceeds distributable to the investment partnership in accordance with the Operating Partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

In January 2007, the investment general partner transferred its interest in Clymer House Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,087,414 and cash proceeds to the investment partnership of $24,124. Of the proceeds received, $13,048 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $1,391 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $9,685 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $9,685 as of March 31, 2007.

In November 2006, the investment general partner of Parkwood Commons Limited Partnership entered into an agreement to sell the property and the transaction closed on January 31, 2007. Cash proceeds to the investment limited partners were $550,373 (Series 10), $206,032 (Series 12) and $206,032 (Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,606 (Series 14) were paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $546,084, $204,426 and $204,426 were returned to cash reserves held by Series 10, Series 12 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $487,967, $186,471, and $204,426 for Series 10, Series 12, and Series 14, respectively, as of March 31, 2007. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance and their share of the disposition fee and expenses.

(Series 14)

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 79 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 14 reflects net loss from Operating Partnerships of $(392,935) and $(512,382), respectively, which includes depreciation and amortization of $975,887 and $1,243,723 respectively.

Blanchard Senior Apartments, (Blanchard Senior Apartments II) is a 24 unit development located in Shreveport, Louisiana. Occupancy has remained at 100% since the end of 2004; however, the partnership experienced significant increases in the operating expenses which led to the property operating well below breakeven and expending substantial cash. Expenses, per unit, represented 142% of the previous year's per unit operating expense; a total change of 42%. The high operating costs were experienced in all categories; however the maintenance expense increased dramatically as a result of on-site improvements throughout the property. The improvements were necessary to boost curb appeal and update the units and common areas as the property has been in operation since being acquired in 1991. Although the partnership expensed maintenance items of $35 per unit which were funded through a replacement reserve withdrawal, the majority of the costs were paid for out of operations and will later be re-classified as capital improvements. The operating general partner determined it was more beneficial for the partnership to use available operating funds to cover these costs upfront instead of awaiting RD approval and reimbursement. Overall, the property is not burdened by maintenance problems; however, stagnant rental rates continue to hinder the revenue. Occupancy remained at 100% through June and the property is operating above breakeven due to controlling expenses. The operating general partner continues to work on obtaining a rental rate increase and is hopeful an increase will be implemented by the end of the year. The investment general partner will continue to monitor the property's operations and assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.

Cottonwood Apartments II Partnership (Cottonwood Apartments II) is a 24 unit multifamily development located in Cottonport, Louisiana. The property is operating at a cash deficit due to costs associated with repairs from hurricane damages sustained in 2005 that were paid for during 2006. The costs were paid from operations as no insurance proceeds were collected. Also, the project suffered complete loss of revenue for eight uninhabitable units during the majority of 2006 due to two separate grease fire incidents. The operating general partner received $210,918 in insurance proceeds for repairs to the fire damaged units and the partnership expensed maintenance items of $1,451 per unit which were funded through a replacement reserve withdrawal. Additional costs were incurred which were not covered; therefore they were paid for out of operations. The loss of revenue from the vacant units coupled with operating expenses well above the state average caused the 2006 cash deficit. From the fourth quarter of 2006 to the end of the first quarter 2007, four more units were occupied bringing occupancy from 58% to 75%. Further improvements in occupancy were realized during the second quarter as occupancy reached 83%; however, the property continues to operate well below breakeven and expend cash. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses, as well as monitor the progress and completion of all repairs. All tax, mortgage, and insurance payments are current.

The investment general partner of Briarwood II, Limited has entered into an agreement to sell the property to an entity affiliated with the current operating general partner. The transaction is anticipated to close in the third quarter of 2007. The sales price for Briarwood Apartments is $1,529,726, which includes the outstanding mortgage balance of approximately $1,456,326 and proceeds to the investment partnership of $36,700. Of the total proceeds anticipated to be received, $17,700 will represent payment of outstanding reporting fees due to an affiliate of the investment partnership and the balance of $19,000 represents proceeds from the sale. Of the remaining proceeds $9,000 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The remaining proceeds of $10,000 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

In January 2007, the investment general partner of Summer Lane LP entered into an agreement to sell the property and the transaction is anticipated to close in the fourth quarter 2007. The sales price for Summer Lane Apartments is $970,131, which includes the outstanding mortgage balance of approximately $850,131 and estimated proceeds to the investment limited partnership of $78,416. Of the proceeds anticipated to be received, $13,897 represents a payment of outstanding reporting fees due to an affiliate of the investment partnership and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes third party legal costs. The estimated remaining proceeds from the sale of $57,019 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In October 2006, the investment general partner transferred 49% of its interest in Woodfield Commons Limited Partnership to an affiliate of the operating general partner for its assumption of 49% of the outstanding mortgage balance and proceeds to the investment limited partnership of $25,000. Of the proceeds received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,625 will be returned to cash reserves held by Series 14. In November 2007, the investment limited partnership will transfer the remaining 51% of its interest in Woodfield Commons Limited Partnership for the assumption of the 51% of the then outstanding mortgage balance and proceeds of $25,000. Of the remaining proceeds to be received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,625 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds has been recorded in the amount of $10,625 as of December 31, 2006.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that USDA-Rural Development provide additional project-based rental assistance. This request was denied. The management company advertises in local publications as well as those of surrounding towns, and requests referrals from local agencies. As a result of these efforts, occupancy increased slightly to an annual average of 83% in 2006, and the property cash flow was $5,869. First quarter of 2007 shows continued improvement with occupancy averaging 85%. Second quarter is showing further occupancy improvements with an average of 94%. The operating general partner funds all operating deficits. The investment general partner continues to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current. The compliance period expires at the end of 2007.

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit family property in Okemah, OK. The Operating Partnership had an average occupancy of 84% and cash flow of $11,136 in 2006. The vast improvement from 2005 was the result of a much needed rent increase as well as the repair and renovation of the 8 units that were left uninhabitable by the previous site manager. The first quarter of 2007 is showing steady increases in occupancy, averaging 94%. Occupancy continues to show improvements averaging 98% during the second quarter of 2007. On December 15, 2005, one of the duplex buildings had a fire, which resulted in both three-bedroom units being damaged. Due to the extent of the damage, complete demolition and rebuilding is necessary. An insurance claim was filed and the proceeds of $145,324 were received in March 2006. USDA-RD approved the work in May 2006 and applications for building permits were submitted the same month. Demolition work commenced in June 2006 and is now complete. In September 2006, the Operating Partnership was notified by USDA-RD that it has been selected to participate in the Multifamily Preservation and Revitalization Restructuring Demonstration Program to restructure the first permanent loan. The proposal includes deferring annual principal and interest payments of approximately $5,000 for 20 years, an additional rehabilitation loan of $265,030 with payments deferred for 20 years, and using the insurance proceeds to fund the replacement reserve account rather than rebuilding the fire-damaged duplex building. Because the compliance period will expire December 31, 2007, the investment general partner calculated recapture and penalties of only $6,918. The operating general partner has confirmed his intention to pay the recapture amount of $6,918 and accept the additional rehabilitation loan. As of July 2, 2007, the investment general partner has given approval for the partnership to refinance the first permanent mortgage and obtain additional debt for rehabilitation. The tax, insurance, and mortgage payments are all current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. Through the second quarter of 2007, occupancy was at 82%, which was an improvement from the 2006 average of 74%. This upward trending occupancy rate was attributable to enhanced marketing efforts. Management has increased local newspaper advertising and has held numerous open houses. The property is also offering a free first month's rent as a leasing incentive. The 2006 operating expenses were lower than the state averages and continued this downward trend in 2007. This property generated $6,510 of cash in 2006 and is projected to operate above breakeven in 2007. The mortgage and the taxes are current.

In January 2006, the investment general partner sold one half of its interest in Kilmarnock Limited Partnership to an entity affiliated with the operating general partner of the Operating Partnership for its assumption of half of the outstanding mortgage balance of approximately $401,572 and proceeds to the investment partnership of $.50. Of the total proceeds received, $0.50 represented payment of outstanding reporting fees due to an affiliate of the investment partnership. On February 26, 2007, the remaining one half of its interest in the Operating Partnership was transferred to the same entity for its assumption of the remaining mortgage balance and proceeds to the investment limited partnership of $0.50. Of the total proceeds received, $0.50 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. No gain on the sale of the Operating Partnership has been recorded.

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit property for families, located in Jacksonville, NC. The property produced credits from 1992 through 2002 with compliance ending in 2006. In 2005 the property averaged 95% occupancy with cash flow of $3,538, and in 2006 the property averaged occupancy of 86% with a cash flow deficit of ($20,639). Reasons for the decrease in occupancy during 2006 included evictions for non-payment of rent and illegal activity on the property. Through the first two quarters of 2007 occupancy has averaged 91% with breakeven operations. Management has increased their marketing efforts and anticipates continued improvements in occupancy. The investment general partner will continue to monitor occupancy to ensure property operations continue to improve. The operating general partner's operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current.

In December 2006, the investment general partner exercised an option to transfer its interest in Schroon Lake Housing Redevelopment Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $991,212 and proceeds to the investment limited partner of $14,813. The transaction closed in January 2007. Of the proceeds received, $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,568 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership has been recorded in the amount of $10,568 as of March 31, 2007.

In January 2006, the investment general partner transferred its interest in Townview Apartments, a Limited Partnership (Townview Apartments) to the operating general partner for its assumption of the outstanding mortgage balance of $1,350,294 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

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

On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect, and USDA Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December all 12 rebuilt units were occupied. As of January 4, 2006, occupancy for the entire complex was back at 100%. On January 6, 2006, the general contractor submitted its final pay request. This request was approved by USDA Rural Development on January 12, 2006 and a check was disbursed on February 1, 2006 to the general contractor and architect. A check was disbursed to the subcontractor on February 12, 2006. The general contractor provided a lien waiver for the full amount of its contract including lien waivers for all subcontractors prior to receiving the funds from the retainage account. These funds, including interest on the retainage account, were fully disbursed by March 7, 2006. The investment general partner received copies of this documentation. The property was operating at 100% occupancy through the end of the second quarter in 2007.

McComb Family LP (Pine Ridge Apartments) is a 32 unit development located in McComb, Mississippi. This property is located in a remote location and unlike its competing properties, it does not receive project based Section 8 or any other form of rental assistance. The 2006 year end audit reported the property averaged 84% occupancy with a cash deficit. The replacement reserve is funded accordingly as a result of a Rural Housing approved workout plan that modified the reserve requirements. Through the second quarter of 2007 occupancy has continued to increase, averaging 91%. The investment general partner will continue to work with management to identify opportunities to improve operations. The operating general partner has been funding operating deficits of ($20,800) to date in accordance with the operating deficit guarantee, which is unlimited in time and amount. The final year of tax credit delivery was 2001 and the compliance period for the property ended in 2006.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and partnership's Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner Interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner Interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

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

One Northridge, LTD., (Northridge Apts.) in Arlington, Texas is located between Dallas and Fort Worth. The community consists of 126 units. The property has historically experienced problems with high payables, low occupancy, and deferred maintenance. The operating general partner has not provided financial reports since March 2004. In June of 2004 the operating general partner entered into a contract for deed to sell the property without consent from the investment limited partner. The investment general partner had been in discussions with the proposed purchaser of the property, Chandler Wonderly, in an effort to resolve the disputed property transfer. The operating general partner had ceased communications in this matter. In November of 2004, Chandler Wonderly also purchased the note on the property. On April 5, 2005, Chandler Wonderly, in his capacity as the lender, foreclosed on the property. On May 27, 2005, the investment general partner reached an agreement to resolve the dispute with Chandler Wonderly. As part of the agreement, the property is to remain affordable through the remainder of the compliance period. An IRS recapture bond was obtained on May 27, 2005 through Liberty Mutual and a Low-Income Housing Credit Disposition Bond application was filed with the IRS on June 1, 2005 in accordance with IRS guidelines. The investment partnership did not receive any proceeds from the sale of the property and the Operating Partnership's investment balance at the time of the property sale was zero. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

In December 2004, the investment general partner of Boston Capital Tax Credit Fund I - Series 2 and Series 14 negotiated the sale of their interest in Haven Park Partners III to the operating general partner. The transaction closed in April of 2005 for the assumption of the outstanding mortgage balance of approximately $462,000 and proceeds to the investment limited partners of $979,310 ($403,912 for Series 2 and $575,398 for Series 14). Of the total proceeds received, $608,547 represents a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment limited partners and $8,000 is for payment of outstanding reporting fees due to an affiliate of the investment limited partners. Of the remaining proceeds, the net distribution to the investors was $253,710 ($170,747 for Series 2 and $82,963 for Series 14). This represented a per BAC distribution of $.206 and $.015 for Series 2 and 14, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $109,053 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $100,053 for a partial payment of outstanding asset management fees due to BCAMLP. Accordingly, gains on the sale of the property were recorded by Series 2 and Series 14 of $242,269 and $95,594, respectively, as of March 31, 2006. The gains recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

In February 2004, the investment general partner of Boston Capital Tax Credit Fund I - Series 4 and Series 14 negotiated a transfer of their investment limited partner interest in Haven Park Partners II, A California LP (Glenhaven Park II) to the operating general partner for his assumption of the outstanding mortgage balance of $466,593 and proceeds to the investment limited partnership of $715,000. Of the total received, $4,500 was for payment of outstanding reporting fees due to an affiliate of the investment limited partnership, and $710,500 was proceeds from the sale of the interest. Of the sale proceeds received, $504,941 was utilized to repay subordinated loans that had been made by the investment limited partnership to the Operating Partnership. The remaining sale proceeds were $26,374 and $179,185, for Series 4 and Series 14, respectively. Of the proceeds remaining, $5,793 and $39,360, for Series 4 and Series 14, respectively, was distributed to the investors in September 2005. This represents a per BAC distribution of $.002 and $.007, for Series 4 and Series 14, respectively. The total returned to the investors is distributed based on the number of BACs held by each investor. The remaining balance of $160,406 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $30,450 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursement, mailing cost and third party legal fees; and $129,956 represents a partial payment of outstanding asset management fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the investment limited partner interest of $18,137 and $179,185 for Series 4 and Series 14, respectively, was realized in the quarter ended March 31, 2004. In the prior year ended, March 31, 2006, $2,752 and $18,698 for Series 4 and Series 14, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In February 2006, the investment general partner transferred 98% of its interest in Plantation IV, Limited to a non-affiliated entity for its assumption of the proportionate amount of the outstanding mortgage balance of approximately $1,385,688 and cash proceeds to the investment limited partner of $54,319. Of the proceeds received $3,610 represent reporting fees due to an affiliate of the investment partnership and the balance represent proceeds from the sale. Of the remaining proceeds $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $44,709 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In September 2006, the investment limited partner transferred the remaining 2% of its interest to a non-affiliated entity for cash proceeds to the investment limited partner of $1,109. The proceeds of $1,109 will be returned to cash reserves held by Series 14. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $44,709 as of March 31, 2006 and additional proceeds of $1,109 have been recorded as of December 31, 2006.

In January 2006, the investment general partner transferred its interest in Independence Apartments, A Limited Partnership to the operating general partner for its assumption of the outstanding mortgage balance of $1,055,274 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

In January 2006, the investment general partner transferred its interest in Yorkshire Corners, A Limited Partnership to the operating general partner for its assumption of the outstanding mortgage balance of $903,925 and proceeds to the investment limited partnership of $1. The investment limited partnership proceeds actually represented a partial payment of reporting fees due to an affiliate of the investment limited partnership and have not been recorded as proceeds from the sale of the Operating Partnership. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership of the proceeds from the sale was recorded.

In December 2006, the investment general partner exercised an option to transfer its interest in Hunter's Run of Douglas LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,405,000 and cash proceeds to the investment limited partner of $56,200. The transaction closed in January 2007. Of the proceeds received, $3,600 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $46,600 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $46,600 as of March 31, 2007.

In December 2006, the investment general partner exercised an option to transfer its interest in Wildwood Terrace Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,231,856 and cash proceeds to the investment limited partner of $49,274. The transaction closed in January 2007. Of the proceeds received $4,716 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received. $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $38,558 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $38,558 as of March 31, 2007.

In December 2006, the investment general partner exercised an option to transfer its interest in Woodside RRH Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,182,112 and cash proceeds to the investment limited partner of $47,284. The transaction closed in January 2007. Of the proceeds received, $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $41,284 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $41,284 as of March 31, 2007.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006, averaging 75%. The site manager was terminated and temporarily replaced with a manager from a nearby property until a permanent replacement was hired in March of 2007. Although occupancy averaged 68% in the fourth quarter of 2006, it averaged 88% in the first quarter of 2007 and was at 92% in May, the most recent available month. The mortgage, taxes, insurance, and accounts payables are current. The compliance period ended in 2006.

In December 2006, the investment general partner transferred its interest in Toano III Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, there will be a residual payment of $500 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership had been recognized as of December 31, 2006 and the proceeds were received in the first quarter of 2007.

In January 2007, the investment general partner transferred its interest in Bethel Park Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,447,772 and cash proceeds to the investment limited partner of $17,183. Of the proceeds received, $6,183 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds, $1,650 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $9,350 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $9,350 as of March 31, 2007.

In January 2007, the investment general partner transferred its interest in Pittsfield Park Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,017,904 and cash proceeds to the investment limited partner of $8,745. Of the proceeds received $4,478 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds, $268 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $3,999 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $3,999 as of March 31, 2007.

In January 2007, the investment general partner transferred its interest in Tyrone Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,435,011 and cash proceeds to the investment limited partner of $20,949. Of the proceeds received, $11,634 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the remaining proceeds $1,397 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $7,918 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $7,918 as of March 31, 2007.

In November 2006, the investment general partner of Parkwood Commons Limited Partnership entered into an agreement to sell the property and the transaction closed on January 31, 2007. Cash proceeds to the investment limited partners were $550,373 (Series 10), $206,032 (Series 12) and $206,032 (Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,606 (Series 14) were paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $546,084, $204,426 and $204,426, respectively, were returned to cash reserves held by Series 10, Series 12 and Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $487,967, $186,471, and $204,426 for Series 10, Series 12, and Series 14, respectively, as of March 31, 2007. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance and their share of the disposition fee and expenses.

Portville Square Apartments LP (Portville Square Apartments) is a 24-apartment property for seniors located in Portville, NY. The property averaged 93% occupancy and operated above breakeven in 2006. On March 16, 2007, a water dike from the Allegany River located near Portville Square crested and began flowing into Portville. The first floor of Portville Square Apartments was completely flooded. All residents were evacuated by boat to a local church, which provided temporary shelter and food. Soon after the tenants were displaced, the operating general partner contracted with a company to drain the water and began rehab work on the property. Damages were estimated to be $450,000 as carpets, drywall, appliances, furniture, etc. needed to be replaced and various additional repairs needed to be made. On April 15, 2007, tenants were moved back into the 13 apartments located on the second floor and on June 1, 2007, tenants were moved back into the 11 apartments located on the first floor. Following the rehabilitation, only two apartments remained vacant. Management had to pay back half of the March rents to the tenants as a result of the flood. In addition, New York State's Division of Housing and Community Renewal, which provides a rental subsidy to the property, suspended the rental subsidy to the first floor units for the months of April and May. The full subsidy was reinstated on June 1 and management has applied for coverage of lost rent through the insurance agent. Management is confident in receiving coverage of all lost rents. All physical damages were covered by insurance proceeds.

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

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 20, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 20, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 20, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.