Form 10-Q
period 2007-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2007-11-19
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2007

                                             or

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

Yes [ X ] No [ ]

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30,2007

Balance Sheets 4

Balance Sheets Series 07 5

Balance Sheets Series 09 6

Balance Sheets Series 10 7

Balance Sheets Series 11 8

Balance Sheets Series 12 9

Balance Sheets Series 14 10

Three MONTHS ENDED September 30 11

Statements of Operations Series 07 12

Statements of Operations Series 09 13

Statements of Operations Series 10 14

Statements of Operations Series 11 15

Statements of Operations Series 12 16

Statements of Operations Series 14 17

SIX MONTHS ENDED September 30 18

Statements of Operations Series 07 19

Statements of Operations Series 09 20

Statements of Operations Series 10 21

Statements of Operations Series 11 22

Statements of Operations Series 12 23

Statements of Operations Series 14 24

statementS OF Changes in Partners' Capital (Deficit) 25

Changes in Partners' Capital (DEFICIT) Series 07 26

Changes in Partners' Capital (DEFICIT) Series 09 26

Changes in Partners' Capital (DEFICIT) Series 10 27

Changes in Partners' Capital (DEFICIT) Series 11 27

Changes in Partners' Capital (DEFICIT) Series 12 28

Changes in Partners' Capital (DEFICIT) Series 14 28

Statements of Cash Flows 29

Statements of Cash Flows Series 07 30

Statements of Cash Flows Series 09 31

Statements of Cash Flows Series 10 32

Statements of Cash Flows Series 11 33

Statements of Cash Flows Series 12 34

Statements of Cash Flows Series 14 35

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 36

Note A Organization 36

Note B Accounting 36

Note C Related Party Transactions 37

Note D Investments 39

Combined Statements of operations 41

Combined Statements Series 07 42

Combined Statements Series 09 43

Combined Statements Series 10 44

Combined Statements Series 11 45

Combined Statements Series 12 46

Combined Statements Series 14 47

Note E Taxable Loss 48

Note F Subsequent Event 48

Liquidity 49

Capital Resources 50

Results of Operations 51

Critical Accounting Policies 99

Quantitative and Qualitative 100

Controls and Procedures 100

Part II Other Information 101

Item 1. Legal Proceedings 101

Item 1A. Risk Factors 101

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 101

Item 3. Defaults Upon Senior Securities 101

Item 4. Submission of Matters to a Vote of Security Holders 101

Item 5. Other Information 101

Item 6. Exhibits 101

SIGNATURES 102

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 2,407,995	$ 2,790,211

OTHER ASSETS
Cash and cash equivalents	1,621,598	2,005,864
Deferred acquisition costs (Note B)	521,868	539,263
Other assets	19,538	343,758
	$ 4,570,999	$ 5,679,096

LIABILITIES
Accounts payable	$ 18,908	$ 8,750
Accounts payable affiliates (Note C)	26,200,583	27,681,628
Capital contributions payable (Note D)	236,345	236,345
	26,455,836	27,926,723
PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(20,112,950)	(20,472,111)

General Partner	(1,771,887)	(1,775,516)
	(21,884,837)	(22,247,627)
	$ 4,570,999	$ 5,679,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	170,726	187,030
Deferred acquisition costs (Note B)	-	-
Other assets	-	326,920
	$ 170,726	$ 513,950

LIABILITIES

Accounts payable	$ 7,579	$ -
Accounts payable affiliates (Note C)	333,923	833,517
Capital contributions payable (Note D)	-	-
	341,502	833,517

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(81,473)	(228,776)

General Partner	(89,303)	(90,791)
	(170,776)	(319,567)
	$ 170,726	$ 513,950

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	195,638	141,756
Deferred acquisition costs (Note B)	5,798	5,991
Other assets	16,838	14,138
	$ 218,274	$ 161,885

LIABILITIES

Accounts payable	$ 7,579	$ -
Accounts payable affiliates (Note C)	6,288,171	6,159,320
Capital contributions payable (Note D)	-	-
	6,295,750	6,159,320

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,681,864)	(5,602,623)

General Partner	(395,612)	(394,812)

	(6,077,476)	(5,997,435)
	$ 218,274	$ 161,885

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 121,024	$ 234,798

OTHER ASSETS
Cash and cash equivalents	318,527	312,676
Deferred acquisition costs (Note B)	30,903	31,933
Other assets	-	-
	$ 470,454	$ 579,407

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,212,701	3,477,877
Capital contributions payable (Note D)	-	-
	3,212,701	3,477,877

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,519,911)	(2,674,572)

General Partner	(222,336)	(223,898)
	(2,742,247)	(2,898,470)
	$ 470,454	$ 579,407

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,499,925	$ 1,568,461

OTHER ASSETS
Cash and cash equivalents	185,703	211,850
Deferred acquisition costs (Note B)	22,722	23,479
Other assets	-	-
	$ 1,708,350	$ 1,803,790

LIABILITIES
Accounts payable	$ -	$ 5,000
Accounts payable affiliates (Note C)	3,103,420	3,797,133
Capital contributions payable (Note D)	22,528	22,528
	3,125,948	3,824,661

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,188,737)	(1,785,977)

General Partner	(228,861)	(234,894)
	(1,417,598)	(2,020,871)
	$ 1,708,350	$ 1,803,790

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ -	$ 69,772

OTHER ASSETS
Cash and cash equivalents	337,958	502,693
Deferred acquisition costs (Note B)	139,855	144,517
Other assets	2,700	2,700
	$ 480,513	$ 719,682

LIABILITIES

Accounts payable	$ 3,750	$ 3,750
Accounts payable affiliates (Note C)	4,419,537	4,606,163
Capital contributions payable (Note D)	11,405	11,405
	4,434,692	4,621,318

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,663,506)	(3,611,488)

General Partner	(290,673)	(290,148)
	(3,954,179)	(3,901,636)
	$ 480,513	$ 719,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 787,046	$ 917,180

OTHER ASSETS
Cash and cash equivalents	413,046	649,859
Deferred acquisition costs (Note B)	322,590	333,343
Other assets	-	-
	$ 1,522,682	$ 1,900,382

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	8,842,831	8,807,618
Capital contributions payable (Note D)	202,412	202,412
	9,045,243	9,010,030

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,977,459)	(6,568,675)

General Partner	(545,102)	(540,973)
	(7,522,561)	(7,109,648)
	$ 1,522,682	$ 1,900,382

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 22,806	$ 13,390
Other income	5,659	294,593
	28,465	307,983

Share of income (loss) from Operating Partnerships(Note D)	966,237	(86,798)

Expenses

Partnership management fee (Note C)	324,208	353,956
Amortization	8,698	8,576
General and administrative expenses	266,707	164,529
	599,613	527,061

NET INCOME (LOSS)	$ 395,089	$ (305,876)

Net income(loss) allocated to limited partners	$ 391,138	$ (302,818)

Net income(loss) allocated general partner	$ 3,951	$ (3,058)

Net income(loss) per BAC	$ 0.02	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2007	2006

Income
Interest income	$ 2,652	$ 1,896
Other income	(600)	600
	2,052	2,496

Share of income (loss) from Operating Partnerships(Note D)	168,901	-

Expenses

Partnership management fee (Note C)	3,650	15,065
Amortization	-	-
General and administrative expenses	17,955	9,749
	21,605	24,814

NET INCOME (LOSS)	$ 149,348	$ (22,318)

Net income(loss) allocated to limited partners	$ 147,855	$ (22,095)

Net income(loss) allocated general partner	$ 1,493	$ (223)

Net income(loss) per BAC	$ .14	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2007	2006

Income
Interest income	$ 2,226	$ 725
Other income	1,367	1,577
	3,593	2,302

Share of income (loss) from Operating Partnerships(Note D)	44,945	-

Expenses

Partnership management fee (Note C)	70,258	77,361
Amortization	97	97
General and administrative expenses	41,694	27,382
	112,049	104,840

NET INCOME (LOSS)	$ (63,511)	$ (102,538)

Net income(loss) allocated to limited partners	$ (62,876)	$ (101,513)

Net income(loss) allocated general partner	$ (635)	$ (1,025)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2007	2006

Income
Interest income	$ 4,540	$ 1,032
Other income	-	-
	4,540	1,032

Share of income (loss) from Operating Partnerships(Note D)	4,944	(11,755)

Expenses

Partnership management fee (Note C)	26,378	47,034
Amortization	515	515
General and administrative expenses	39,088	24,472
	65,981	72,021

NET INCOME (LOSS)	$ (56,497)	$ (82,744)

Net income(loss) allocated to limited partners	$ (55,932)	$ (81,917)

Net income(loss) allocated general partner	$ (565)	$ (827)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2007	2006

Income
Interest income	$ 4,561	$ 1,750
Other income	-	287,830
	4,561	289,580

Share of income (loss) from Operating Partnerships(Note D)	766,190	(59,133)

Expenses

Partnership management fee (Note C)	54,122	72,384
Amortization	379	365
General and administrative expenses	38,433	23,458
	92,934	96,207

NET INCOME (LOSS)	$ 677,817	$ 134,240

Net income(loss) allocated to limited partners	$ 671,039	$ 132,898

Net income(loss) allocated general partner	$ 6,778	$ 1,342

Net income(loss) per BAC	$ .27	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2007	2006

Income
Interest income	$ 4,453	$ 3,395
Other income	-	2,046
	4,453	5,441

Share of income (loss) from Operating Partnerships(Note D)	3,715	41,794

Expenses

Partnership management fee (Note C)	42,243	4,045
Amortization	2,331	2,223
General and administrative expenses	45,241	27,566
	89,815	33,834

NET INCOME (LOSS)	$ (81,647)	$ 13,401

Net income(loss) allocated to limited partners	$ (80,831)	$ 13,267

Net income(loss) allocated general partner	$ (816)	$ 134

Net income(loss) per BAC	$ (.03)	$ .00

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2007	2006

Income
Interest income	$ 4,374	$ 4,592
Other income	4,892	2,540
	9,266	7,132

Share of income (loss) from Operating Partnerships(Note D)	(22,458)	(57,704)

Expenses

Partnership management fee (Note C)	127,557	138,067
Amortization	5,376	5,376
General and administrative expenses	84,296	51,902
	217,229	195,345

NET INCOME (LOSS)	$ (230,421)	$ (245,917)

Net income(loss) allocated to limited partners	$ (228,117)	$ (243,458)

Net income(loss) allocated general partner	$ (2,304)	$ (2,459)

Net income(loss) per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 40,441	$ 17,742
Other income	15,455	299,523
	55,896	317,265

Share of income (loss) from Operating Partnerships(Note D)	1,206,802	(276,205)

Expenses

Partnership management fee (Note C)	591,761	799,588
Amortization	17,395	17,395
General and administrative expenses	290,752	184,586
	899,908	1,001,569

NET INCOME (LOSS)	$ 362,790	$ (960,509)

Net income(loss) allocated to limited partners	$ 359,161	$ (950,905)

Net income(loss) allocated general partner	$ 3,629	$ (9,604)

Net income(loss) per BAC	$ .02	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2007	2006

Income
Interest income	$ 4,098	$ 2,687
Other income	720	600
	4,818	3,287

Share of income (loss) from Operating Partnerships(Note D)	168,901	-

Expenses

Partnership management fee (Note C)	4,373	27,747
Amortization	-	-
General and administrative expenses	20,555	11,550
	24,928	39,297

NET INCOME (LOSS)	$ 148,791	$ (36,010)

Net income(loss) allocated to limited partners	$ 147,303	$ (35,650)

Net income(loss) allocated general partner	$ 1,488	$ (360)

Net income(loss) per BAC	$ .14	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2007	2006

Income
Interest income	$ 3,424	$ 1,031
Other income	2,794	1,577
	6,218	2,608

Share of income (loss) from Operating Partnerships(Note D)	102,355	-

Expenses

Partnership management fee (Note C)	141,277	162,746
Amortization	193	193
General and administrative expenses	47,144	29,109
	188,614	192,048

NET INCOME (LOSS)	$ (80,041)	$ (189,440)

Net income(loss) allocated to limited partners	$ (79,241)	$ (187,546)

Net income(loss) allocated general partner	$ (800)	$ (1,894)

Net income(loss) per BAC	$ (.02)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2007	2006

Income
Interest income	$ 8,103	$ 1,365
Other income	74	-
	8,177	1,365

Share of income (loss) from Operating Partnerships(Note D)	216,108	(32,614)

Expenses

Partnership management fee (Note C)	24,838	100,404
Amortization	1,030	1,030
General and administrative expenses	42,194	27,849
	68,062	129,283

NET INCOME (LOSS)	$ 156,223	$ (160,532)

Net income(loss) allocated to limited partners	$ 154,661	$ (158,927)

Net income(loss) allocated general partner	$ 1,562	$ (1,605)

Net income(loss) per BAC	$ .06	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2007	2006

Income
Interest income	$ 6,476	$ 2,059
Other income	35	289,712
	6,511	291,771

Share of income (loss) from Operating Partnerships(Note D)	754,561	(122,660)

Expenses

Partnership management fee (Note C)	114,187	142,025
Amortization	757	757
General and administrative expenses	42,855	25,400
	157,799	168,182

NET INCOME (LOSS)	$ 603,273	$ 929

Net income(loss) allocated to limited partners	$ 597,240	$ 920

Net income(loss) allocated general partner	$ 6,033	$ 9

Net income(loss) per BAC	$ .24	$ .00

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2007	2006

Income
Interest income	$ 8,958	$ 4,435
Other income	4,007	2,046
	12,965	6,481

Share of income (loss) from Operating Partnerships(Note D)	58,778	(38,027)

Expenses

Partnership management fee (Note C)	70,854	85,459
Amortization	4,662	4,662
General and administrative expenses	48,770	34,983
	124,286	125,104

NET INCOME (LOSS)	$ (52,543)	$ (156,650)

Net income(loss) allocated to limited partners	$ (52,018)	$ (155,084)

Net income(loss) allocated general partner	$ (525)	$ (1,566)

Net income(loss) per BAC	$ (.02)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2007	2006

Income
Interest income	$ 9,382	$ 6,165
Other income	7,825	5,588
	17,207	11,753

Share of income (loss) from Operating Partnerships(Note D)	(93,901)	(82,904)

Expenses

Partnership management fee (Note C)	236,232	281,207
Amortization	10,753	10,753
General and administrative expenses	89,234	55,695
	336,219	347,655

NET INCOME (LOSS)	$ (412,913)	$ (418,806)

Net income(loss) allocated to limited partners	$ (408,784)	$ (414,618)

Net income(loss) allocated general partner	$ (4,129)	$ (4,188)

Net income(loss) per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(20,472,111)	$ (1,775,516)	$ (22,247,627)

Net income (loss)	359,161	3,629	362,790

Partners' capital (deficit), September 30, 2007	$(20,112,950)	$ (1,771,887)	$ (21,884,837)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2007	$(228,776)	$ (90,791)	$(319,567)

Net income (loss)	147,303	1,488	148,791

Partners' capital (deficit) September 30, 2007	$ (81,473)	$ (89,303)	$(170,776)

Series 9
Partners' capital (deficit) April 1, 2007	$(5,602,623)	$ (394,812)	$(5,997,435)

Net income (loss)	(79,241)	(800)	(80,041)

Partners' capital (deficit) September 30, 2007	$(5,681,864)	$ (395,612)	$(6,077,476)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2007	$ (2,674,572)	$ (223,898)	$ (2,898,470)

Net income (loss)	154,661	1,562	156,223

Partners' capital (deficit) September 30, 2007	$ (2,519,911)	$ (222,336)	$ (2,742,247)

Series 11
Partners' capital (deficit) April 1, 2007	$ (1,785,977)	$ (234,894)	$ (2,020,871)

Net income (loss)	597,240	6,033	603,273

Partners' capital (deficit) September 30, 2007	$ (1,188,737)	$ (228,861)	$ (1,417,598)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2007	$(3,611,488)	$ (290,148)	$(3,901,636)

Net income (loss)	(52,018)	(525)	(52,543)

Partners' capital (deficit) September 30, 2007	$(3,663,506)	$ (290,673)	$(3,954,179)

Series 14
Partners' capital (deficit) April 1, 2007	$(6,568,675)	$ (540,973)	$(7,109,648)

Net income (loss)	(408,784)	(4,129)	(412,913)

Partners' capital (deficit) September 30, 2007	$(6,977,459)	$ (545,102)	$(7,522,561)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 362,790	$ (960,509)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	63,933	3,817
Amortization	17,395	17,395
Share of (Income)Loss from Operating Partnerships	(1,206,802)	276,205
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,158	(30,056)
Decrease (Increase) in other assets	324,220	799,797
(Decrease) Increase in accounts payable affiliates	(1,481,045)	(259,413)

Net cash (used in) provided by operating activities	(1,909,351)	(152,764)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	1,525,085	63,496

Net cash (used in) provided by investing activities	1,525,085	63,496

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(384,266)	(89,268)

Cash and cash equivalents, beginning	2,005,864	3,500,741

Cash and cash equivalents, ending	$ 1,621,598	$ 3,411,473

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 148,791	$ (36,010)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(168,901)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,579	(9,000)
Decrease (Increase) in other assets	326,920	808,572
(Decrease) Increase in accounts payable affiliates	(499,594)	(695,429)

Net cash (used in) provided by operating activities	(185,205)	68,133

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	168,901	-

Net cash (used in) provided by investing activities	168,901	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,304)	68,133

Cash and cash equivalents, beginning	187,030	362,316

Cash and cash equivalents, ending	$ 170,726	$ 430,449

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (80,041)	$ (189,440)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	193	193
Share of (Income) Loss from Operating Partnerships	(102,355)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,579	(2,000)
Decrease (Increase) in accounts receivable	(2,700)	(6,175)
(Decrease) Increase in accounts payable affiliates	128,851	151,888

Net cash (used in) provided by operating activities	(48,473)	(45,534)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	102,355	-

Net cash (used in) provided by investing activities	102,355	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,882	(45,534)

Cash and cash equivalents, beginning	141,756	206,104

Cash and cash equivalents, ending	$ 195,638	$ 160,570

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 156,223	$ (160,532)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	13,020	-
Amortization	1,030	1,030
Share of (Income)Loss from Operating Partnerships	(216,108)	32,614
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(12,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(265,176)	55,111

Net cash (used in) provided by operating activities	(311,011)	(83,777)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	316,862	-

Net cash (used in) provided by investing activities	316,862	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,851	(83,777)

Cash and cash equivalents, beginning	312,676	351,299

Cash and cash equivalents, ending	$ 318,527	$ 267,522

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 603,273	$ 929
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	14,680	-
Amortization	757	757
Share of Income(Loss) from Operating Partnerships	(754,561)	122,660
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	(7,210)
Decrease (Increase) in accounts receivable	-	(2,600)
(Decrease) Increase in accounts payable affiliates	(693,713)	92,579

Net cash (used in) provided by operating activities	(834,564)	207,115

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	808,417	-

Net cash (used in) provided by investing activities	808,417	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,147)	207,115

Cash and cash equivalents, beginning	211,850	260,979

Cash and cash equivalents, ending	$ 185,703	$ 468,094

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (52,543)	$ (156,650)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	4,662	4,662
Share of (Income) Loss from Operating Partnerships	(58,778)	38,027
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	7,534
(Decrease) Increase in accounts payable affiliates	(186,626)	15,874

Net cash (used in) provided by operating activities	(293,285)	(90,553)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	128,550	62,387

Net cash (used in) provided by investing activities	128,550	62,387

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(164,735)	(28,166)

Cash and cash equivalents, beginning	502,693	996,805

Cash and cash equivalents, ending	$ 337,958	$ 968,639

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (412,913)	$ (418,806)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	36,233	3,817
Amortization	10,753	10,753
Share of (Income)Loss from Operating Partnerships	93,901	82,904
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,380)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	35,213	120,564

Net cash (used in) provided by operating activities	(236,813)	(208,148)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	1,109

Net cash (used in) provided by investing activities	-	1,109

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(236,813)	(207,039)

Cash and cash equivalents, beginning	649,859	1,323,238

Cash and cash equivalents, ending	$ 413,046	$ 1,116,199

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2007 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2007, the
Partnership has accumulated unallocated acquisition amortization totaling
$521,868. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 2007 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,798, $30,903, $22,722, $139,855, and
$322,590, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, LP. and Boston Capital Asset Management Limited Partnership as follows:

Accounts payable - affiliates at September 30, 2007 and 2006 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, LP. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series 7	$ 4,630	$ 15,365
Series 9	75,965	86,040
Series 10	37,326	55,968
Series 11	65,745	77,726
Series 12	50,379	82,614
Series 14	146,745	166,665

	$ 380,790	$ 484,378

The partnership management fee paid for the quarters ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series 7	$ 512,501	$ 344,127
Series 9	25,000	15,000
Series 10	185,000	-
Series 11	790,000	-
Series 12	100,000	112,499
Series 14	-	199,714

	$ 1,612,501	$ 671,340

The partnership management fee paid for the years ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series 7	$ 512,501	$ 726,160
Series 9	25,000	15,233
Series 10	349,512	31,825
Series 11	829,677	37,873
Series 12	224,835	150,743
Series 14	258,277	212,766

	$ 2,199,802	$ 1,174,600

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2007 and 2006 the Partnership had limited partnership interests in 209 and 252 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2007 and 2006 by series is as follows:

	2007	2006
Series 7	4	8
Series 9	33	40
Series 10	28	35
Series 11	31	37
Series 12	35	44
Series 14	78	88

	209	252

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2007 and 2006 by series are as follows:

	2007	2006
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the six months ended September 30, 2007 the Partnership disposed of nineteen of the Operating Partnerships. A summary of the dispositions by Series for September 30, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	1	2	$168,901	$168,901
Series 9	3	2	102,355	102,355
Series 10	2	3	316,862	220,598
Series 11	-	4	808,417	781,925
Series 12	-	2	128,550	58,778
Series 14	-	-	-	-
Total	6	13	$1,525,085	$1,332,557

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

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2007.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2007	2006

Revenues
Rental	$ 19,535,115	$ 22,609,848
Interest and other	884,006	1,955,677
	20,419,121	24,565,525

Expenses
Interest	4,181,909	5,251,216
Depreciation and amortization	4,594,142	6,537,569
Operating expenses	14,378,684	15,782,630
	23,154,735	27,571,415

NET LOSS	$ (2,735,614)	$ (3,005,890)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (2,708,258)	$ (2,975,831)

Net loss allocated to other partners	$ (27,356)	$ (30,059)

*Amounts include $2,582,503 and $2,636,130 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2007	2006

Revenues
Rental	$ 342,098	$ 594,709
Interest and other	51,502	95,331
	393,600	690,040

Expenses
Interest	124,096	247,783
Depreciation and amortization	52,420	169,212
Operating expenses	339,694	511,991
	516,210	928,986

NET LOSS	$ (122,610)	$ (238,946)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (121,384)	$ (236,557)

Net loss allocated to other partners	$ (1,226)	$ (2,389)

*Amounts include $121,384 and $236,557 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2007	2006

Revenues
Rental	$ 3,798,611	$ 3,775,964
Interest and other	(39,211)	177,091
	3,759,400	3,953,055

Expenses
Interest	885,496	951,514
Depreciation and amortization	985,701	1,090,562
Operating expenses	2,537,925	2,658,485
	4,409,122	4,700,561

NET LOSS	$ (649,722)	$ (747,506)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (643,225)	$ (740,031)

Net loss allocated to other partners	$ (6,497)	$ (7,475)

*Amounts include $643,225 and $740,031 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2007	2006

Revenues
Rental	$ 2,103,324	$ 2,628,555
Interest and other	76,499	194,606
	2,179,823	2,823,161

Expenses
Interest	443,350	656,282
Depreciation and amortization	655,656	710,028
Operating expenses	1,442,634	1,759,041
	2,541,640	3,125,351

NET LOSS	$ (361,817)	$ (302,190)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (358,198)	$ (299,168)

Net loss allocated to other partners	$ (3,619)	$ (3,022)

*Amounts include $353,708 and $266,554 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2007	2006

Revenues
Rental	$ 3,288,308	$ 3,543,177
Interest and other	237,483	783,416
	3,525,791	4,326,593

Expenses
Interest	649,018	865,222
Depreciation and amortization	579,083	1,087,159
Operating expenses	2,727,572	2,378,210
	3,955,673	4,330,591

NET (LOSS)	$ (429,882)	$ (3,998)

Net (loss) allocated to Boston CapitalTax Credit Fund II Limited Partnership*	$ (425,583)	$ (3,958)

Net (loss) allocated to other partners	$ (4,299)	$ (40)

*Amounts include $(398,219) and $118,702 for 2007 and 2006, respectively, of income (loss) not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2007	2006

Revenues
Rental	$ 2,522,319	$ 3,809,703
Interest and other	189,364	241,876
	2,711,683	4,051,579

Expenses
Interest	593,877	860,333
Depreciation and amortization	269,403	1,078,424
Operating expenses	2,235,241	2,827,621
	3,098,521	4,766,378

NET LOSS	$ (386,838)	$ (714,799)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (382,970)	$ (707,651)

Net loss allocated to other partners	$ (3,868)	$ (7,148)

*Amounts include $382,970 and $607,237 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2007	2006

Revenues
Rental	$ 7,480,455	$ 8,257,740
Interest and other	368,369	463,357
	7,848,824	8,721,097

Expenses
Interest	1,486,072	1,670,082
Depreciation and amortization	2,051,879	2,402,184
Operating expenses	5,095,618	5,647,282
	8,633,569	9,719,548

NET LOSS	$ (784,745)	$ (998,451)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (776,898)	$ (988,466)

Net loss allocated to other partners	$ (7,847)	$ (9,985)

*Amounts include $682,997 and $904,453 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
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

NOTE F - SUBSEQUENT EVENT

Subsequent to September 30, 2007, the Partnership has entered into agreements to either sell or transfer interests in seven Operating Partnerships. The estimated sales prices and other terms for disposition of the Operating Partnerships have not been determined. Gain on sale of the Operating Partnerships in the aggregate is expected to be recognized in either the third or fourth quarter of fiscal year 2008.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2007 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2007 in the amount of $15,455. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2007 were $380,790 and total partnership management fees accrued as of September 30, 2007 were $25,452,663. During the quarter and year ended September 30, 2007 $1,612,501 and $2,199,802 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2007, an affiliate of the general partner of the Partnership advanced a total of $747,920 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended September 30, 2007 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$322,613
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$747,920

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2007, Series 12 paid $62,550 to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2007 the Partnership had $1,621,598 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	4	$ 170,726
9	41,574,018	4,178,029	05/04/90	33	195,638
10	24,288,997	2,428,925	08/24/90	28	318,527
11	24,735,002	2,489,599	12/27/90	31	185,703
12	29,710,003	2,972,795	04/30/91	35	337,958
14	55,728,997	5,574,290	01/27/92	78	413,046

	$186,398,017	18,679,738		209	$1,621,598

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of September 30, 2007 are $170,726, $195,638, $318,527, $163,175, $326,552 and $210,634, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2007 and 2006 the Partnership held limited partnership interests in 209 and 252 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2007 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 07	3,650	980	4,373	8,534
Series 09	70,258	5,707	141,277	12,574
Series 10	26,378	10,948	24,838	59,498
Series 11	54,122	11,623	114,187	21,777
Series 12	42,243	8,136	70,854	29,905
Series 14	127,557	19,188	236,232	57,258
	$ 324,208	$ 56,582	$ 591,761	$ 189,546

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

(Series 7)

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2007 all of which were 100% Qualified Occupancy.

For the periods ended September 30, 2007 and 2006, Series 7 reflects net loss from Operating Partnerships of $(122,610) and $(238,946), respectively, which includes depreciation and amortization of $52,420 and $169,212, respectively.

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

In July 2007, the investment general partner entered into an agreement to transfer its interest in Deer Hill II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,431,974 and cash proceeds to the investment partnership of $140,000. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $132,500 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $132,500 as of August 31, 2007.

In August 2007, the investment general partner entered into an agreement to transfer its interest in Oakview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,092,000 and cash proceeds to the investment limited partners of $32,760. Of the total proceeds received, $1,130 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,579 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $24,051 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $24,051 as of August 31, 2007.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively. Of the total proceeds received, $2,850 and $4,650, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, will be returned to cash reserves held by the investment partnerships. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

In December 2004, the investment partnership sold its interest in Buckner Properties, Limited Partnership (Buckner Properties) to the operating general partner for his assumption of the outstanding mortgage balance of $607,514 and proceeds to the investment partnership of $18,225. Of the total investment partnership proceeds, $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $13,225 were paid to BCAMLP for expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,182 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs; and $11,043 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,043 as of December 31, 2004. In the prior fiscal year ended March 31, 2006, $182 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In December 2004, the investment partnership sold its interest in Winfield Properties II, Limited Partnership (Winfield Properties II) to the operating general partner for his assumption of the outstanding mortgage balance of $598,371 and proceeds to the investment partnership of $17,951. Of the total investment partnership proceeds, $5,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership. The remaining proceeds of $12,951 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amounts paid to BCAMLP is as follows: $2,180 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal costs; and $10,771 represents partial reimbursement of outstanding advances and asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,771 as of December 31, 2004. In the prior fiscal year ended March 31, 2006, $180 of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and the Partnership's Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

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

In December 2006, the investment general partner transferred the interest of - Boston Capital Tax Credit Fund I LP Series 6 and Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Series 7, respectively. Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, was received as of July 31, 2007. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006.

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

(Series 9)

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%. The series had a total of 33 properties at September 30, 2007. Out of the total, 31 were at 100% Qualified Occupancy.

For the periods ended September 30, 2007 and 2006, Series 9 reflects loss from Operating Partnerships of $(649,722) and $(747,506), respectively, which includes depreciation and amortization of $985,701 and $1,090,562, respectively.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit development located in Blanco, Texas. During the first quarter of 2007, occupancy decreased as a result of evictions filed by the on-site manager; however, the manager immediately leased the units increasing occupancy back to 100% throughout the second and third quarters of 2007. The operating general partner remains confident that replacing the non-paying and slow paying residents with new, more qualified residents will continue to improve the partnership's operations. The property is currently operating back above breakeven. The investment limited partner has requested a status update as to the approval of a rental rate increase. The investment general partner will continue to monitor the property's operations and assist management in determining how to keep expenses below state averages in an effort to improve cash flow. All tax, mortgage, and insurance payments are current.

In August 2007, the investment general partner entered into an agreement to transfer its interest in Brooklyn Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,079,144 and cash proceeds to the investment limited partners of $32,374. Of the total proceeds received, $7,579 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $24,795 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $24,795 as of August 31, 2007.

In May 2007, the investment general partner of School Street II LP approved an agreement to sell the property and the transaction closed on July 10, 2007. The sales price of the property was $875,000, which includes the outstanding mortgage balance of approximately $625,716. After the payment of all costs related to the sale of the property, including the brokerage commission, legal fees, satisfaction of the outstanding mortgage balance, and repayment of previous advances to the operating general partner in accordance with the operating partnership agreement, cash proceeds to the investment limited partner were $0. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period which ends December 31, 2007. In addition, the operating general partner has provided a recapture bond on behalf of the investment limited partner to avoid the recapture of the tax credits that have been taken. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was been recorded.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24 unit property located in Crestview, FL. The property's operations were strong in 2006, with average annual occupancy of 96%; and have maintained that level through the third quarter of 2007. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the community's compliance period expires in 2007.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively. Of the total proceeds received, $2,850 and $4,650, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, will be returned to cash reserves held by the investment partnerships. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy development, located in Porterville, CA. In 2006 this property operated with an average physical occupancy of 97%. Average physical occupancy remained strong at 97% through the third quarter 2007. Despite strong occupancy the property is unable to breakeven due to low rental rates. To maintain high occupancy level, the management feels it is necessary to keep low rental rates. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $37,973 in 2006. The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.

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

In June 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Twin Oaks Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,110,415 and cash proceeds to the investment partnership of $43,873. Of the total proceeds received $2,550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,823 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $33,823 as of June 30, 2007.

In June 2007, the investment general partner transferred the investment partnership's interest in Old Stage Road Associates Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,225,662 and cash proceeds to the investment partnership of $31,999. Of the total proceeds received, $912 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $23,587 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,587 as of June 30, 2007.

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

In June 2007, the investment general partner of Grand Princess Manor Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in March 2008. The anticipated sales price for the property is $1,638,630, which includes the outstanding mortgage balance of approximately $1,453,630 and cash proceeds to the investment partnership of $140,000. Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $125,000 is anticipated to be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In June 2007, the investment general partner of Grand Princess Villas Limited Partnership entered into an agreement to sell the property and the transaction is anticipated to close in March 2008. The anticipated sales price for the property is $1,637,660, which includes the outstanding mortgage balance of approximately $1,452,660 and cash proceeds to the investment partnership of $140,000. Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $125,000 is anticipated to be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 10)

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2007 and 2006, Series 10 reflects net loss from Operating Partnerships of $(361,817) and $(302,190), respectively, which includes depreciation and amortization of $655,656 and $710,028, respectively.

Stratford Square LP (Stratford Square Apartments) is a 24-unit elderly community located in Brundidge, Alabama. Historically, the property has operated with high occupancy and has been able to generate cash flow. This changed in 2006 due to an increased number of move-outs, primarily due to the passing of several tenants. Although occupancy has rebounded in 2007 to only one vacancy, the property continues to operate below breakeven. All mortgage, tax and insurance payments are current. The operating deficit guarantee is unlimited in time and amount and the compliance period ends in 2007.

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

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007. On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, will be recorded as a gain on the transfer of the Operating Partnership and will be returned to the cash reserves as of September 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, which were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007. On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, will be recorded as a gain on the transfer of the Operating Partnership and will be returned to the cash reserves as of September 30, 2007.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete against other affordable housing developments in the area that offer rental assistance. The market area remains soft due to loss of industry. As a result, management struggles to maintain occupancy levels at or above 90%. In 2006 occupancy averaged 89%, in line with historical averages. Through the third quarter of 2007, occupancy is averaging 90%. The Operating Partnership continues to operate at a deficit. In the past, management has made several unsuccessful attempts to obtain a real estate tax abatement for the property. Additionally, management has worked with the state to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the cash deficit by accruing management fees due to an affiliate, and has made cash advances totaling $18,278.

In January 2007, the investment general partner of Great Falls Properties Limited Partnership entered into an agreement to sell the property. The transaction was anticipated to close in the second quarter of 2007. However, the agreement expired in March 2007, as the buyer was unable to consummate the sale.

In December 2004, the investment general partner negotiated a partial sale of its investment limited partner interest in Pedcor Investments 1989-X (Mann Village II) to the operating general partner. In December 2004, 24.99% of the investment limited partner interest was transferred to the operating general partner for proceeds to the investment limited partner of $131,060. In addition, the investment limited partner and the operating general partner negotiated a put option regarding the future transfer of the remaining investment limited partner interest. The sale of the remaining investment limited partner interest occurred in the first quarter of 2006. With the exercise of the investment limited partner's put option, the operating general partner assumed the Operating Partnership's outstanding mortgage, which is approximately $3,049,000. In addition, the operating general partner paid additional estimated proceeds to the investment limited partner of $489,440 for the remaining interest. Of the total investment limited partner proceeds received, $32,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. In addition, from the partial sale and put option, approximately $163,060 was distributed to the investors. The investor per BAC distribution was $.079. The total returned to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $425,440 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $12,500 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $412,940 represents a partial payment of outstanding asset management fees due to BCAMLP. The proceeds received as of December 31, 2004 were applied against the investment partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The investment partnership recorded a loss on the sale of the partial investment in the amount of $61,815 in the quarter ended December 31, 2004. The loss represented 24.99% of the remaining investment balance net of additional expected proceeds. The additional proceeds received as of March 31, 2006 were applied against the investment partnership's remaining investment in the Operating Partnership in accordance with the equity method of accounting. The investment partnership recorded a loss on the sale of the partial investment in the amount of $144,177 in the quarter ended March 31, 2006. The loss represented the balance of the remaining investment balance net of additional proceeds.

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

In July 2006, the investment general partner of Morgantown Properties Limited entered into an agreement to sell the property and the transaction closed on May 30, 2007. The sales price of the property was $956,492, which includes the outstanding mortgage balance of approximately $750,000 and cash proceeds to the investment partnership of $135,000. Of the total proceeds received, $11,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $116,250 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition to the $135,000 of sales proceeds received by the investment partnership, BCAMLP has agreed to write down $25,500 of accrued but unpaid asset management fees. The investment partnership was originally scheduled to receive $160,500 from the sale of Morgantown. However, due to an appraisal which valued the property significantly below the mortgage balance, the investment partnership agreed to receive reduced proceeds totaling $135,000 in order for the sale to occur. Proceeds to the investment limited partnership of $135,000 and a write down of $25,500 will have the same effect on the investment partnership as if the investment partnership received the original proceeds of $160,500. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $116,250 as of June 30, 2007.

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

In June 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Cloverleaf Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $830,406 and cash proceeds to the investment partnership of $36,595. Of the total proceeds received, $10,628 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,467 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $18,467 as of June 30, 2007.

In June 2007, the investment general partner of Series 10 transferred the investment partnership's interest in Cloverleaf Associates, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $844,558 and cash proceeds to the investment partnership of $33,177. Of the total proceeds received, $13,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,677 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,677 as of June 30, 2007.

(Series 11)

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 31 properties, all of which were 100% at September 30, 2007.

For the periods ended September 30, 2007 and 2006, Series 10 reflects net loss from Operating Partnerships of $(429,882) and $(3,998), respectively, which includes depreciation and amortization of $579,083 and $1,087,159, respectively.

In September of 2001, the investment general partner became aware that unauthorized distributions in excess of Rural Development's (mortgagor) allowable limits were made to the operating general partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the operating general partner on the Operating Partnership's audited financial statements as of December 31, 2004.

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

On April 9, 2004, the proposed removal of the operating general partner was approved by the mortgagor. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the "Revised Agreement") was entered into with the estate of the former operating general partner. Under the Revised Agreement the estate paid $200,000 and forfeited its interest in the various Operating Partnerships as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each Operating Partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Revised Agreement amounts that would have been paid to the estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

In July 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Academy Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,333,455 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $17,500 will be returned to cash reserves held by the investment limited partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of August 31, 2007.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In December 2005, the permanent mortgage was fully paid off; as a result the cash flow increased by $7,466 a month. In 2006 the property's average occupancy increased to 90%, allowing the property to operate above breakeven. Through the third quarter 2007, average physical occupancy remains stable at 88% causing the property to operate below breakeven. Low occupancy is due to heavy construction that is going on across the street from the property. The city is building a highway overpass right next to the property. In the recent months the area became very noisy and dusty, causing some of the existing residents to move out. The construction of the overpass is expected to be complete by October 2008. Also, there were several evictions for behavioral problems. The management company continues to fill vacancies with referrals from the local housing agency. Due to the property being 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The real estate taxes and insurance are current. The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007. On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, will be recorded as a gain on the transfer of the Operating Partnership and will be returned to the cash reserves as of September 30, 2007.

Denmark Limited Partnership LP II (Fairridge Lane Apartments) is a 24-unit property located in Denmark, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property operates with a cash flow deficit due to insufficient rental income as a result of lower than anticipated rental rates. Expenditures are higher than expected due to excess replacement reserve funding required under a Rural Housing workout plan. Average occupancy declined to 91% in 2006, and the Operating Partnership expended cash to maintain operations. Through the third quarter of 2007, occupancy is averaging 93%. Management continues to market the property through local media and civic organizations. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount, and the compliance period for this property ends in 2009.

In January 2007, the investment general partner of Denmark LP II entered into an agreement to sell the property and the transaction is anticipated to close in the fourth quarter of 2007. The anticipated sales price for Denmark Limited Partnership II is $889,942, which includes the outstanding mortgage balance of approximately $795,942 and cash proceeds to the investment limited partners of $68,473. Of the total proceeds anticipated to be received, $11,700 represents a payment of outstanding asset management fees due to BCAMLP, and $7,500 is anticipated to be paid to BCAMLP for expenses incurred, which includes but is not limited to third party legal costs. The estimated remaining proceeds from the sale of $49,273 is anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Franklin School Associates (Franklin School Apartments) experienced difficulties in recent years because of poor management compounded, in part, by the structure of housing subsidies. Portable vouchers are scarce and considered desirable; so people on the voucher waiting list who opt for project-based vouchers (Franklin School's program) may have a less desirable profile and may impose greater than average wear on the property. Past management companies were not able to provide a secure environment and the property developed a reputation as undesirable. Another issue is seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months. All of these issues together have made it difficult to maintain strong occupancy. Moreover, the landlord is responsible for the payment of tenant heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005, respectively. The investment general partner funded the deficits. For the full year 2005, the investment general partner funded $76,495.

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

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, reducing the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007. On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, will be recorded as a gain on the transfer of the Operating Partnership and will be returned to the cash reserves as of September 30, 2007.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with compliance ending in 2006. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. The property operated with average occupancy of 74% and a cash flow deficit of ($5,767) in 2006. Average occupancy in the first quarter of 2007 was 79%, where it has remained through the third quarter. Although management continues to tighten-up expenses, the property will need at least 80% occupancy to reach breakeven. The town recently approved the development of a golf course, single family homes and condos at a nearby ski resort. The operating general partner continues to be optimistic that these businesses will attract qualifying applicants. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current.

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

On March 30, 2006, the investment general partner entered into a Purchase and Sale Agreement with a non-affiliated entity to purchase the land owned by the property. The purchase price for the land is $1,435,041. In addition, the buyer will reimburse the Operating Partnership $161,037 for debris removal as a result of the hurricanes. In July 2007 cash proceeds to the investment limited partner of $750,000 were received and will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $750,000 as of August 31, 2007.

In February 2006, the investment general partner entered into an agreement to transfer its interest in Eldon Estates II LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $568,159 and cash proceeds to the investment limited partner of $17,045. Of the proceeds received $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds $3,854 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $8,191 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $8,191 as of March 31, 2006.

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

(Series 12)

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 35 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2007 and 2006, Series 12 reflects net loss from Operating Partnerships of $(386,838) and $(714,799), respectively, which includes depreciation and amortization of $269,403 and $1,078,424, respectively.

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

On April 9, 2004, the mortgagor approved the proposed removal of the operating general partner. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement (the "Second Agreement") was entered into with the estate of the former operating general partner. Under the Second Agreement the estate paid $200,000 and forfeited its interest in the various Operating Partnerships as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each Operating Partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Second Agreement amounts that would have been paid to the estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

Union Baptist Plaza Apartments (Union Baptist Plaza, Limited Partnership), located in Springfield, Illinois, consists of 24 units. Historically, the property struggled, and as a result, an affiliate of the investment general partner took over the role of co-general partner of the Operating Partnership. Subsequently, the other co-operating general partner of the Operating Partnership entered into an agreement to assume the outstanding mortgage of the property and purchase the interests of the investment general partner, the special limited partner, and the related co-operating general partner. The transaction closed on September 15, 2006. After assumption of the outstanding mortgage balance of approximately $349,210, the cash proceeds to the investment limited partner were $80,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership; $7,500 was paid to BCAMLP for expenses incurred as a result of the redemption transaction, which include third party legal costs; and the remaining proceeds of $42,500 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $42,500 as of September 30, 2006.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007. On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, will be recorded as a gain on the transfer of the Operating Partnership and will be returned to the cash reserves as of September 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. Accordingly, reducing the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007. On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, will be recorded as a gain on the transfer of the Operating Partnership and will be returned to the cash reserves as of September 30, 2007.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30 unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. In 2006 occupancy averaged 67%. The management company relieved the on-site manager of responsibility for two other properties to focus all of her attention on Lakeridge. Her efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in average occupancy to 90% in the third quarter of 2007. The property is operating above breakeven. The operating general partner's guarantee expired in 2001 with $101,906 funded to date. Current deficits are being reduced by an approved work-out plan allowing the replacement reserve to be under-funded. All insurance, real estate tax and mortgage payments are current. Tax credit delivery ended in 2000 and compliance ended in 2005.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. Average occupancy in 2006 was 89% and through the third quarter of 2007, occupancy averaged about 91%. Due to occupancy issues and high operating expenses, the property operated below breakeven in 2006. However, as occupancy has slightly improved in 2007, the property is operating slightly above breakeven. RPM Management assumed operations of the site in March 2007 as the prior management company was replaced due to poor performance. Shortly after assuming management, RPM received notification from the Federal Home Loan Bank that the property was operating over the Bank's 50% income requirement. It appears that the prior management company, as well as the new management company, didn't adhere to this strict policy. As a result of adhering to this policy, while attempting to negotiate a modification to the 60% income limit, occupancy dropped to 88% in September 2007. At the end of September management received approval from the Bank to increase the income limit to 60%. The investment general partner will continue to monitor occupancy and operations. The operating general partner will continue to fund the cash deficit as needed. The mortgage, real estate tax and insurance payments are all current; however, the operating general partner is not funding the replacement reserve account.

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

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. Despite very high occupancy, the partnership has been unable to achieve breakeven due to high operating expenses driven by administrative and maintenance costs. The investment general partner will continue to monitor operating expenses and work with the managing general partner in an effort to bring expenses under control and in-line with state averages. Through the third quarter of 2007, the property has averaged 100% occupancy. There is adequate cash available to cover the current payables balance, but paying down all accounts would exhaust the operating cash account. All mortgage, real estate tax and insurance payments are current.

During October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 were $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partners' interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partners to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

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

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family development located in Nicholasville, KY. The Low Income Housing Tax Credit compliance period expired in 2006. In 2006 the Operating Partnership operated at a significant loss due to high operating expenses and declining occupancy. Operating expenses are primarily driven by administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover. Low occupancy is the result of the property's advanced age, which has made it uncompetitive in the local rental market. Management continues to lose residents to newer developments offering more space and additional amenities. Through the third quarter of 2007, the Operating Partnership continues to operate at a significant loss, with occupancy averaging 82% year-to-date. The investment general partner will continue to work with the operating general partner to reduce administrative expenses and maximize resident retention. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund operating deficits is limited to $50,840 per year.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico. On August 14, 2006, flash floods caused significant damage to the property. The county building inspector determined the property was a complete loss. On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from FEMA, and RD. It was determined that the property would be demolished and would not be rebuilt. Demolition was completed in June 2007. The operating general partner has engaged Rural Development to determine the value of the land. After the appraisal is complete, the operating general partner will begin looking for a buyer. The parcel will have a newly constructed facility that will be part of a new partnership, not to include the current investment general partner. The existing mortgage, of which RD had already agreed to suspend all payments on until the property was reconstructed, will be assumed by a new partnership. The existing liability will subsequently be removed from Los Caballos Ltd Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt. The compliance period for this property expired on December 31, 2005, so there is no threat of recapture.

As of September 30, 2007, the operating general partner is still waiting for an appraisal from Rural Development. The operating general partner requested the appraisal through Rural Development so there would be no Identity of Interest problems at the time of sale. The operating general partner continues to push Rural Development to complete the valuation so that the parcel can be liquidated.

In November 2006, the investment general partner transferred 50% of its interest in Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half of the outstanding mortgage balance of approximately $561,912 and cash proceeds to the investment limited partner of $11,078. Of the proceeds received, $1,789 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $5,539 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining 50% interest is anticipated to be transferred in December 2007 for $11,078. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,539 as of December 31, 2006. The transfer of the Operating Partnership had been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

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

(Series 14)

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 78 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2007 and 2006, Series 14 reflects net loss from Operating Partnerships of $(784,745) and $(998,451), respectively, which includes depreciation and amortization of $2,051,879 and $2,402,184 respectively.

Blanchard Senior Apartments, (Blanchard Senior Apartments II) is a 24-unit development located in Shreveport, Louisiana. Occupancy has remained at 100% since the end of 2004. In 2006, the partnership experienced significant increases in the operating expenses, causing the property to operate below breakeven. Operating expenses increased 42% from 2005 to 2006. High operating costs were experienced in all major categories; however, maintenance expenses increased the most dramatically as a result of property improvements. Capital expenditures were necessary to improve the curb appeal of the site and to update the vacant units upon turnover. Some of the capital expenses were funded by a withdrawal from the replacement reserve account, but the majority of the costs were paid for out of operations. The operating general partner determined it was more beneficial for the partnership to use available operating funds to cover these costs upfront instead of waiting for Rural Development approval and reimbursement of funds from the replacement reserve account. Rental rates have remained stagnant over the past few years. The operating general partner continues to work on obtaining a rental rate increase and is hopeful an increase will be implemented by the end of the year. The investment general partner will continue to monitor the property's operations and assist management in determining how to keep expenses below state average in an effort to breakeven. The property is currently operating close to breakeven. All real estate tax, mortgage, and insurance payments are current.

Cottonwood Apartments II Partnership (Cottonwood Apartments II) is a 24-unit multifamily development located in Cottonport, Louisiana. In 2006 operations at the site were impacted by hurricane related expenses leftover from 2005. Although the property was insured these expenses were not great enough to file a claim and offset the deductible expense. In addition, the project suffered a complete loss of revenue on eight units that were uninhabitable during the majority of 2006 due to two separate grease fires. The down units caused occupancy to drop to 58% during the last two months of 2006. The operating general partner did receive insurance proceeds to repair the fire damaged units, but the deductible expenses were paid for out of operations. The loss of revenue from the fire damaged units coupled with the increased operating expenses as noted above, caused the property to operate below breakeven in 2006. Year-to-date occupancy at the site has fluctuated from 71% to 83%. As of the end of August 2007, occupancy was 75%. Move-outs are primarily the result of eviction for non-payment of rent or suspected criminal activity. The property is continuing to operate below breakeven status. The investment general partner will continue to monitor operations and assist management in reducing operating expenses to get back in-line with state averages. All real estate tax, mortgage, and insurance payments are current.

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

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance. This request was denied. The management company advertises in local publications as well as those of surrounding towns, and requests referrals from local agencies. As a result of these efforts, occupancy increased slightly to an annual average of 83% in 2006, and the property operated above breakeven. Occupancy continued to improve through 2007, with a third quarter average occupancy of 94%. The operating general partner continues to fund deficits as needed. The investment general partner continues to monitor the operations of this Operating Partnership. All taxes, mortgage and insurance payments are current. The compliance period expires at the end of 2007.

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit family property in Okemah, OK. The Operating Partnership had an average occupancy of 84% and cash flow of $11,136 in 2006. The vast improvement from 2005 was the result of a much needed rent increase as well as the repair and renovation of the 8 units that were left uninhabitable by the previous site manager. Occupancy through the third quarter of 2007 averaged 90% and operations have been stable.

On December 15, 2005, one of the duplex buildings had a fire, which resulted in both three-bedroom units being damaged. Due to the extent of the damage, complete demolition and rebuilding is necessary. An insurance claim was filed and the proceeds of $145,324 were received in March 2006. RD approved the work in May 2006 and applications for building permits were submitted the same month. Demolition work commenced in June 2006 and is now complete. In September 2006, the Operating Partnership was notified by RD that it has been selected to participate in the Multifamily Preservation and Revitalization Restructuring Demonstration Program to restructure the first permanent loan. The proposal includes deferring annual principal and interest payments of approximately $5,000 for 20 years, an additional rehabilitation loan of $265,030 with payments deferred for 20 years, and using the insurance proceeds to fund the replacement reserve account rather than rebuilding the fire-damaged duplex building. Because the compliance period will expire December 31, 2007, the investment general partner calculated recapture and penalties of only $6,918. The operating general partner has confirmed his intention to pay the recapture amount of $6,918 and accept the additional rehabilitation loan. In July 2007, the investment general partner approved the refinancing package and the additional debt for rehabilitation. The tax, insurance, and mortgage payments are all current.

Montague Place, LP (Montague Place Apartments) is a 28-unit, family complex located in Caro, MI. The property's tax credit compliance period expired on December 31, 2006. Through the third quarter of 2007, occupancy has averaged 78%, which is an improvement from the 2006 average of 74%. This slight upward trend in occupancy is attributable to enhanced marketing efforts. Management has increased local newspaper advertising and has held numerous open house activities. The property is offering one free month rent as a leasing incentive. The 2006 operating expenses were lower than the state averages with this trend continuing into 2007. The property generated cash flow in 2006 and is projected to continue to operate above breakeven in 2007 as well. The real estate tax, insurance and mortgage payments are current.

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

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit property for families, located in Jacksonville, NC. The property produced credits from 1992 through 2002 with compliance ending in 2006. In 2005 the property averaged 95% occupancy with cash flow of $3,538, and in 2006 the property averaged occupancy of 86% with a cash flow deficit of ($20,639). Reasons for the decrease in occupancy during 2006 included evictions for non-payment of rent and illegal activity on the property. Through the first two quarters of 2007 occupancy has averaged 91% with breakeven operations. Third quarter 2007 occupancy showed continued improvement with an average occupancy of 94%. The investment general partner will continue to monitor occupancy to ensure property operations continue to improve. The operating general partner's operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current.

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

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28-unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of 12 units. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, mainly involving sprinkler installation.

On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect, and Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December all 12 rebuilt units were occupied. As of January 4, 2006, occupancy for the entire complex was back at 100%. On January 6, 2006, the general contractor submitted its final pay request. This request was approved by Rural Development on January 12, 2006 and a check was disbursed on February 1, 2006 to the general contractor and architect. A check was disbursed to the subcontractor on February 12, 2006. The general contractor provided a lien waiver for the full amount of its contract including lien waivers for all subcontractors prior to receiving the funds from the retainage account. These funds, including interest on the retainage account, were fully disbursed by March 7, 2006. The investment general partner received copies of this documentation. Franklin Vista III has been operating at 100% occupancy since 2006. The property is expected to continue to operate above breakeven. The property's tax credit compliance period expired as of December 31, 2006; all tax credits have been delivered. All real estate tax, insurance and mortgage payments are current.

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location and unlike its competing properties, it does not have project-based Section 8 subsidy or any other form of rental assistance. In 2006 the property operated below breakeven status with an average occupancy of 84%. The replacement reserve account is funded in-line with Rural Housing's requirements. Through the third quarter of 2007 occupancy continues to increase, averaging 91%. The investment general partner will continue to work with management to identify opportunities to improve operations. The operating general partner will continue to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. The final year of tax credit delivery was 2001 and the tax credit compliance period expired in 2006. All real estate tax, insurance and mortgage payments are current.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of Rosenberg Building Associates (Rosenberg Apartments) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After repayment of the outstanding mortgage balance of approximately $1,699,801, and payments of outstanding fees due to the managing and operating general partners of $61,748 and $173,500, respectively, proceeds to the investment limited partners were $1,508,640. Of the investment limited partner proceeds received: $120,086 represents re-payment of outstanding loans made to the Operating Partnership; and $76,251 represents payment of outstanding investor service fees. The remaining proceeds of $1,312,303 were paid to the investment limited partnerships, Boston Capital Tax Credit Fund I Series 4 and Series 6 and the Partnership's Series 7 and Series 14, in accordance with their contributions to the Operating Partnership and the terms of the Operating Partnership agreement. The amount paid to each Series is as follows: Series 4 $138,130, Series 6 $91,034, Series 7 $318,139 and Series 14 $765,000. Series 4, Series 6, Series 7 and Series 14 will use $43,705, $28,804, $100,661 and $233,948, respectively, of their proceeds to pay outstanding asset management fees due to an affiliate of the investment partnership. In August 2005 additional sale proceeds of $59,929 were received and were allocated to Series 4, Series 6, and Series 7 as follows: $15,125 to Series 4, $9,968 to Series 6, and $34,836 to Series 7. Of the initial and additional sales proceeds, it is estimated that approximately $109,550, $66,725, $233,186 and $490,795, for Series 4, Series 6, Series 7, and Series 14, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided that this is the actual amount distributed, the investor per BAC distribution will be $.037, $.051, $.225, and $.090, for Series 4, Series 6, Series 7, and Series 14, respectively. The remaining amount of $64,888 will be retained by the investment limited partner to improve their reserve balances this amount is allocated to Series 6, Series 7, and Series 14 as follows: $5,473 to Series 6, $19,127 to Series 7, and $40,288 to Series 14. A gain/(loss) on the sale of the investment limited partner interest of ($645,692), ($348,936), $318,139, and $288,349, for Series 4, Series 6, Series 7, and Series 14, respectively, was realized in the quarter ended March 31, 2005. An additional gain on the sale of the investment limited partner interest of $15,125, $9,968, and $34,836, for Series 4, Series 6, and Series 7, respectively, was realized in the quarter ended September 30, 2005. The gain/(loss) recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement.

During October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12 and Series 14 and Boston Capital Tax Credit Fund III-Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

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

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006, averaging 75%. The site manager was terminated and temporarily replaced with a manager from a nearby property until a permanent replacement was hired in March of 2007. Occupancy has averaged 89% through the first three quarters of 2007. The mortgage, taxes, and insurance are current. The compliance period ended in 2006.

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

Portville Square Apartments LP (Portville Square Apartments) is a 24-apartment property for seniors located in Portville, NY. The property averaged 93% occupancy and operated above breakeven in 2006. On March 16, 2007, a water dike from the Allegany River located near Portville Square crested and began flowing into Portville. The first floor of Portville Square Apartments was completely flooded. All residents were evacuated by boat to a local church, which provided temporary shelter and food. Soon after the tenants were displaced, the operating general partner contracted with a company to drain the water and began rehab work on the property. Damages were estimated to be $450,000 as carpets, drywall, appliances, furniture, etc. needed to be replaced and various additional repairs needed to be made. On April 15, 2007, tenants were moved back into the 13 apartments located on the second floor and on June 1, 2007, tenants were moved back into the 11 apartments located on the first floor. Following the rehabilitation, only two apartments remained vacant. Management had to pay back half of the March rents to the tenants as a result of the flood. In addition, New York State's Division of Housing and Community Renewal, which provides a rental subsidy to the property, suspended the rental subsidy to the first floor units for the months of April and May. The full subsidy was reinstated on June 1 and management has applied for coverage of lost rent through the insurance agent. Management is confident in receiving coverage of all lost rents by the end of October 2007. All physical damages were covered by insurance proceeds.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 19, 2007	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 19, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.