Form 10-Q
period 2007-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2008-02-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2007

                                             or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31,2007

Balance Sheets 4

Balance Sheets Series 07 5

Balance Sheets Series 09 6

Balance Sheets Series 10 7

Balance Sheets Series 11 8

Balance Sheets Series 12 9

Balance Sheets Series 14 10

Three MONTHS ENDED December 31 11

Statements of Operations Series 07 12

Statements of Operations Series 09 13

Statements of Operations Series 10 14

Statements of Operations Series 11 15

Statements of Operations Series 12 16

Statements of Operations Series 14 17

NINE MONTHS ENDED December 31 18

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

Changes in Partners' Capital (DEFICIT) Series 10 27

Changes in Partners' Capital (DEFICIT) Series 11 27

Changes in Partners' Capital (DEFICIT) Series 12 28

Changes in Partners' Capital (DEFICIT) Series 14 28

Statements of Cash Flows 29

Statements of Cash Flows Series 07 31

Statements of Cash Flows Series 09 33

Statements of Cash Flows Series 10 35

Statements of Cash Flows Series 11 37

Statements of Cash Flows Series 12 39

Statements of Cash Flows Series 14 41

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 43

Note A Organization 43

Note B Accounting 43

Note C Related Party Transactions 44

Note D Investments 46

Combined Statements of operations 49

Combined Statements Series 07 50

Combined Statements Series 09 51

Combined Statements Series 10 52

Combined Statements Series 11 53

Combined Statements Series 12 54

Combined Statements Series 14 55

Note E Taxable Loss 56

Note F Subsequent Event 56

Liquidity 57

Capital Resources 58

Results of Operations 59

Critical Accounting Policies 114

Quantitative and Qualitative 115

Controls and Procedures 115

Part II Other Information 116

Item 1. Legal Proceedings 116

Item 1A. Risk Factors 116

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 116

Item 3. Defaults Upon Senior Securities 116

Item 4. Submission of Matters to a Vote of Security Holders 116

Item 5. Other Information 116

Item 6. Exhibits 116

SIGNATURES 117

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 2,271,573	$ 2,790,211

OTHER ASSETS
Cash and cash equivalents	1,259,693	2,005,864
Deferred acquisition costs (Note B)	513,170	539,263
Other assets	435,014	343,758
	$ 4,479,450	$ 5,679,096

LIABILITIES
Accounts payable	$ 3,750	$ 8,750
Accounts payable affiliates (Note C)	26,113,595	27,681,628
Capital contributions payable (Note D)	236,345	236,345
	26,353,690	27,926,723
PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(20,102,458)	(20,472,111)

General Partner	(1,771,782)	(1,775,516)
	(21,874,240)	(22,247,627)
	$ 4,479,450	$ 5,679,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	156,232	187,030
Deferred acquisition costs (Note B)	-	-
Other assets	-	326,920
	$ 156,232	$ 513,950

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	337,397	833,517
Capital contributions payable (Note D)	-	-
	337,397	833,517

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(91,758)	(228,776)

General Partner	(89,407)	(90,791)
	(181,165)	(319,567)
	$ 156,232	$ 513,950

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	156,191	141,756
Deferred acquisition costs (Note B)	5,701	5,991
Other assets	57,338	14,138
	$ 219,230	$ 161,885

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,336,131	6,159,320
Capital contributions payable (Note D)	-	-
	6,336,131	6,159,320

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,720,894)	(5,602,623)

General Partner	(396,007)	(394,812)

	(6,116,901)	(5,997,435)
	$ 219,230	$ 161,885

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 121,012	$ 234,798

OTHER ASSETS
Cash and cash equivalents	203,859	312,676
Deferred acquisition costs (Note B)	30,388	31,933
Other assets	109,836	-
	$ 465,095	$ 579,407

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	3,076,787	3,477,877
Capital contributions payable (Note D)	-	-
	3,076,787	3,477,877

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,390,662)	(2,674,572)

General Partner	(221,030)	(223,898)
	(2,611,692)	(2,898,470)
	$ 465,095	$ 579,407

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,410,288	$ 1,568,461

OTHER ASSETS
Cash and cash equivalents	150,232	211,850
Deferred acquisition costs (Note B)	22,343	23,479
Other assets	210,186	-
	$ 1,793,049	$ 1,803,790

LIABILITIES
Accounts payable	$ -	$ 5,000
Accounts payable affiliates (Note C)	3,107,293	3,797,133
Capital contributions payable (Note D)	22,528	22,528
	3,129,821	3,824,661

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,108,719)	(1,785,977)

General Partner	(228,053)	(234,894)
	(1,336,772)	(2,020,871)
	$ 1,793,049	$ 1,803,790

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ -	$ 69,772

OTHER ASSETS
Cash and cash equivalents	204,323	502,693
Deferred acquisition costs (Note B)	137,524	144,517
Other assets	17,942	2,700
	$ 359,789	$ 719,682

LIABILITIES

Accounts payable	$ 3,750	$ 3,750
Accounts payable affiliates (Note C)	4,344,199	4,606,163
Capital contributions payable (Note D)	11,405	11,405
	4,359,354	4,621,318

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,708,438)	(3,611,488)

General Partner	(291,127)	(290,148)
	(3,999,565)	(3,901,636)
	$ 359,789	$ 719,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 740,273	$ 917,180

OTHER ASSETS
Cash and cash equivalents	388,856	649,859
Deferred acquisition costs (Note B)	317,214	333,343
Other assets	39,712	-
	$ 1,486,055	$ 1,900,382

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	8,911,788	8,807,618
Capital contributions payable (Note D)	202,412	202,412
	9,114,200	9,010,030

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(7,081,987)	(6,568,675)

General Partner	(546,158)	(540,973)
	(7,628,145)	(7,109,648)
	$ 1,486,055	$ 1,900,382

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 15,111	$ 19,103
Other income	57,462	19,914
	72,573	39,017

Share of income (loss) from Operating Partnerships(Note D)	448,503	662,025

Expenses

Partnership management fee (Note C)	221,693	315,359
Amortization	8,698	8,698
General and administrative expenses	100,816	100,707
	331,207	424,764

NET INCOME (LOSS)	$ 189,869	$ 276,278

Net income(loss) allocated to limited Partners	$ 187,970	$ 273,515

Net income(loss) allocated general partner	$ 1,899	$ 2,763

Net income(loss) per BAC	$ 0.01	$ 0.01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2007	2006

Income
Interest income	$ 1,750	$ 2,211
Other income	-	-
	1,750	2,211

Share of income (loss) from Operating Partnerships(Note D)	-	363,200

Expenses

Partnership management fee (Note C)	3,174	(905)
Amortization	-	-
General and administrative expenses	8,965	6,565
	12,139	5,660

NET INCOME (LOSS)	$ (10,389)	$ 359,751

Net income(loss) allocated to limited partners	$ (10,285)	$ 356,153

Net income(loss) allocated general partner	$ (104)	$ 3,598

Net income(loss) per BAC	$ (.01)	$ 0.34

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2007	2006

Income
Interest income	$ 1,877	$ 1,176
Other income	2	1,957
	1,879	3,133

Share of income (loss) from Operating Partnerships(Note D)	32,292	10

Expenses

Partnership management fee (Note C)	57,097	82,469
Amortization	97	97
General and administrative expenses	16,402	16,896
	73,596	99,462

NET INCOME (LOSS)	$ (39,425)	$ (96,319)

Net income(loss) allocated to limited partners	$ (39,031)	$ (95,356)

Net income(loss) allocated general partner	$ (394)	$ (963)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2007	2006

Income
Interest income	$ 3,259	$ 2,085
Other income	44,588	2,550
	47,847	4,635

Share of income (loss) from Operating Partnerships(Note D)	106,279	10,042

Expenses

Partnership management fee (Note C)	9,393	53,681
Amortization	515	515
General and administrative expenses	13,663	14,338
	23,571	68,534

NET INCOME (LOSS)	$ 130,555	$ (53,857)

Net income(loss) allocated to limited partners	$ 129,249	$ (53,318)

Net income(loss) allocated general partner	$ 1,306	$ (539)

Net income(loss) per BAC	$ .05	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2007	2006

Income
Interest income	$ 1,912	$ 3,460
Other income	11,069	2,850
	12,981	6,310

Share of income (loss) from Operating Partnerships(Note D)	280,923	302,434

Expenses

Partnership management fee (Note C)	19,951	(9,546)
Amortization	379	379
General and administrative expenses	13,473	14,338
	33,803	5,171

NET INCOME (LOSS)	$ 260,101	$ 303,573

Net income(loss) allocated to limited partners	$ 257,500	$ 300,537

Net income(loss) allocated general partner	$ 2,601	$ 3,036

Net income(loss) per BAC	$ .10	$ .12

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2007	2006

Income
Interest income	$ 3,241	$ 4,613
Other income	1,680	2,700
	4,921	7,313

Share of income (loss) from Operating Partnerships(Note D)	5,872	23,925

Expenses

Partnership management fee (Note C)	37,924	67,775
Amortization	2,331	2,331
General and administrative expenses	15,927	17,450
	56,182	87,556

NET INCOME (LOSS)	$ (45,389)	$ (56,318)

Net income(loss) allocated to limited partners	$ (44,935)	$ (55,755)

Net income(loss) allocated general partner	$ (454)	$ (563)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2007	2006

Income
Interest income	$ 3,072	$ 5,558
Other income	123	9,857
	3,195	15,415

Share of income (loss) from Operating Partnerships(Note D)	23,137	(37,586)

Expenses

Partnership management fee (Note C)	94,154	121,885
Amortization	5,376	5,376
General and administrative expenses	32,386	31,120
	131,916	158,381

NET INCOME (LOSS)	$ (105,584)	$ (180,552)

Net income(loss) allocated to limited partners	$ (104,528)	$ (178,746)

Net income(loss) allocated general partner	$ (1,056)	$ (1,806)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 55,550	$ 36,849
Other income	72,917	319,436
	128,467	356,285

Share of income (loss) from Operating Partnerships(Note D)	1,476,030	385,840

Expenses

Partnership management fee (Note C)	813,455	1,114,947
Amortization	26,093	26,093
General and administrative expenses	391,562	285,291
	1,231,110	1,426,331

NET INCOME (LOSS)	$ 373,387	$ (684,206)

Net income(loss) allocated to limited partners	$ 369,653	$ (677,363)

Net income(loss) allocated general partner	$ 3,734	$ (6,843)

Net income(loss) per BAC	$ .02	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2007	2006

Income
Interest income	$ 5,847	$ 4,899
Other income	720	600
	6,567	5,499

Share of income (loss) from Operating Partnerships(Note D)	168,901	363,220

Expenses

Partnership management fee (Note C)	7,547	26,842
Amortization	-	-
General and administrative expenses	29,519	18,115
	37,066	44,957

NET INCOME (LOSS)	$ 138,402	$ 323,762

Net income(loss) allocated to limited partners	$ 137,018	$ 320,524

Net income(loss) allocated general Partner	$ 1,384	$ 3,238

Net income(loss) per BAC	$ .13	$ .31

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2007	2006

Income
Interest income	$ 5,301	$ 2,207
Other income	2,796	3,534
	8,097	5,741

Share of income (loss) from Operating Partnerships(Note D)	134,647	10

Expenses

Partnership management fee (Note C)	198,374	245,215
Amortization	290	290
General and administrative expenses	63,546	46,004
	262,210	291,509

NET INCOME (LOSS)	$ (119,466)	$ (285,758)

Net income(loss) allocated to limited partners	$ (118,271)	$ (282,900)

Net income(loss) allocated general partner	$ (1,195)	$ (2,858)

Net income(loss) per BAC	$ (.03)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2007	2006

Income
Interest income	$ 11,362	$ 3,451
Other income	44,662	2,550
	56,024	6,001

Share of income (loss) from Operating Partnerships(Note D)	322,386	(22,572)

Expenses

Partnership management fee (Note C)	34,231	154,085
Amortization	1,545	1,545
General and administrative expenses	55,856	42,186
	91,632	197,816

NET INCOME (LOSS)	$ 286,778	$ (214,387)

Net income(loss) allocated to limited partners	$ 283,910	$ (212,243)

Net income(loss) allocated general partner	$ 2,868	$ (2,144)

Net income(loss) per BAC	$ .12	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2007	2006

Income
Interest income	$ 8,387	$ 5,519
Other income	11,104	292,562
	19,491	298,081

Share of income (loss) from Operating Partnerships(Note D)	856,210	179,774

Expenses

Partnership management fee (Note C)	134,138	132,479
Amortization	1,136	1,136
General and administrative expenses	56,328	39,738
	191,602	173,353

NET INCOME (LOSS)	$ 684,099	$ 304,502

Net income(loss) allocated to limited partners	$ 677,258	$ 301,457

Net income(loss) allocated general partner	$ 6,841	$ 3,045

Net income(loss) per BAC	$ .27	$ .12

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2007	2006

Income
Interest income	$ 12,199	$ 9,049
Other income	5,687	4,746
	17,886	13,795

Share of income (loss) from Operating Partnerships(Note D)	64,650	(14,102)

Expenses

Partnership management fee (Note C)	108,778	153,234
Amortization	6,993	6,993
General and administrative expenses	64,694	52,433
	180,465	212,660

NET INCOME (LOSS)	$ (97,929)	$ (212,967)

Net income(loss) allocated to limited partners	$ (96,950)	$ (210,837)

Net income(loss) allocated general partner	$ (979)	$ (2,130)

Net income(loss) per BAC	$ (.03)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2007	2006

Income
Interest income	$ 12,454	$ 11,724
Other income	7,948	15,444
	20,402	27,168

Share of income (loss) from Operating Partnerships(Note D)	(70,764)	(120,490)

Expenses

Partnership management fee (Note C)	330,387	403,092
Amortization	16,129	16,129
General and administrative expenses	121,619	86,815
	468,135	506,036

NET INCOME (LOSS)	$ (518,497)	$ (599,358)

Net income(loss) allocated to limited partners	$ (513,312)	$ (593,364)

Net income(loss) allocated general partner	$ (5,185)	$ (5,994)

Net income(loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(20,472,111)	$ (1,775,516)	$ (22,247,627)

Net income (loss)	369,653	3,734	373,387

Partners' capital (deficit), December 31, 2007	$(20,102,458)	$ (1,771,782)	$ (21,874,240)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2007	$(228,776)	$ (90,791)	$(319,567)

Net income (loss)	137,018	1,384	138,402

Partners' capital (deficit) December 31, 2007	$ (91,758)	$ (89,407)	$(181,165)

Series 9
Partners' capital (deficit) April 1, 2007	$(5,602,623)	$ (394,812)	$(5,997,435)

Net income (loss)	(118,271)	(1,195)	(119,466)

Partners' capital (deficit) December 31, 2007	$(5,720,894)	$ (396,007)	$(6,116,901)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2007	$ (2,674,572)	$ (223,898)	$ (2,898,470)

Net income (loss)	283,910	2,868	286,778

Partners' capital (deficit) December 31, 2007	$ (2,390,662)	$ (221,030)	$ (2,611,692)

Series 11
Partners' capital (deficit) April 1, 2007	$ (1,785,977)	$ (234,894)	$ (2,020,871)

Net income (loss)	677,258	6,841	684,099

Partners' capital (deficit) December 31, 2007	$ (1,108,719)	$ (228,053)	$ (1,336,772)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2007	$(3,611,488)	$ (290,148)	$(3,901,636)

Net income (loss)	(96,950)	(979)	(97,929)

Partners' capital (deficit) December 31, 2007	$(3,708,438)	$ (291,127)	$(3,999,565)

Series 14
Partners' capital (deficit) April 1, 2007	$(6,568,675)	$ (540,973)	$(7,109,648)

Net income (loss)	(513,312)	(5,185)	(518,497)

Partners' capital (deficit) December 31, 2007	$(7,081,987)	$ (546,158)	$(7,628,145)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 373,387	$ (684,206)
Adjustments
Distributions from Operating Partnerships	66,148	32,109
Amortization	26,093	26,093
Share of (Income)Loss from Operating Partnerships	(1,476,030)	(385,840)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	(30,506)
Decrease (Increase) in other assets	249,278	690,135
(Decrease) Increase in accounts payable affiliates	(1,568,033)	47,600

Net cash (used in) provided by operating activities	(2,334,157)	(304,615)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	1,587,986	134,211

Net cash (used in) provided by investing activities	1,587,986	134,211

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2007	2006

Continued

Cash flows from financing activity:

Distributions to Investors	-	(1,543,025)

Net cash (used in) provided by financing activity	-	(1,543,025)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(746,171)	(1,713,429)

Cash and cash equivalents, beginning	2,005,864	3,500,741

Cash and cash equivalents, ending	$ 1,259,693	$ 1,787,312

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 138,402	$ 323,762
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(168,901)	(363,220)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,700)
Decrease (Increase) in other assets	326,920	805,501
(Decrease) Increase in accounts payable affiliates	(496,120)	(677,309)

Net cash (used in) provided by operating activities	(199,699)	83,034

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	168,901	36,300

Net cash (used in) provided by investing activities	168,901	36,300

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2007	2006

Continued

Cash flows from financing activity:

Distributions to Investors	-	(233,185)

Net cash (used in) provided by financing activity	-	(233,185)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,798)	(113,851)

Cash and cash equivalents, beginning	187,030	362,316

Cash and cash equivalents, ending	$ 156,232	$ 248,465

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (119,466)	$ (285,758)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	290	290
Share of (Income) Loss from Operating Partnerships	(134,647)	(10)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2,000)
Decrease (Increase) in accounts receivable	(10,908)	(3,800)
(Decrease) Increase in accounts payable affiliates	176,811	237,928

Net cash (used in) provided by operating activities	(87,920)	(53,350)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	102,355	-

Net cash (used in) provided by investing activities	102,355	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2007	2006

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,435	(53,350)

Cash and cash equivalents, beginning	141,756	206,104

Cash and cash equivalents, ending	$ 156,191	$ 152,754

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 286,778	$ (214,387)
Adjustments
Distributions from Operating Partnerships	13,020	20,581
Amortization	1,545	1,545
Share of (Income)Loss from Operating Partnerships	(322,386)	22,572
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(12,000)
Decrease (Increase) in other assets	(23,498)	-
(Decrease) Increase in accounts payable affiliates	(401,090)	111,079

Net cash (used in) provided by operating activities	(445,631)	(70,610)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	336,814	-

Net cash (used in) provided by investing activities	336,814	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2007	2006

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,817)	(70,610)

Cash and cash equivalents, beginning	312,676	351,299

Cash and cash equivalents, ending	$ 203,859	$ 280,689

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ 684,099	$ 304,502
Adjustments
Distributions from Operating Partnerships	14,680	-
Amortization	1,136	1,136
Share of Income(Loss) from Operating Partnerships	(856,210)	(179,774)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	(14,710)
Decrease (Increase) in accounts receivable	(18,900)	(106,166)
(Decrease) Increase in accounts payable affiliates	(689,840)	(7,128)

Net cash (used in) provided by operating activities	(870,035)	(2,140)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	808,417	-

Net cash (used in) provided by investing activities	808,417	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2007	2006

Continued

Cash flows from financing activity:

Distributions to Investors	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,618)	(2,140)

Cash and cash equivalents, beginning	211,850	260,979

Cash and cash equivalents, ending	$ 150,232	$ 258,839

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (97,929)	$ (212,967)
Adjustments
Distributions from Operating Partnerships	-	7,709
Amortization	6,993	6,993
Share of (Income) Loss from Operating Partnerships	(64,650)	14,102
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,534
Decrease (Increase) in accounts receivable	(9,370)	(5,400)
(Decrease) Increase in accounts payable affiliates	(261,964)	106,613

Net cash (used in) provided by operating activities	(426,920)	(75,416)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	128,550	62,387

Net cash (used in) provided by investing activities	128,550	62,387

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2007	2006

Continued

Cash flows from financing activity:

Distributions to Investors	-	(612,755)

Net cash (used in) provided by financing activity	-	(612,755)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(298,370)	(625,784)

Cash and cash equivalents, beginning	502,693	996,805

Cash and cash equivalents, ending	$ 204,323	$ 371,021

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2007	2006
Cash flows from operating activities:

Net Income(Loss)	$ (518,497)	$ (599,358)
Adjustments
Distributions from Operating Partnerships	38,448	3,819
Amortization	16,129	16,129
Share of (Income)Loss from Operating Partnerships	70,764	120,490
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(3,630)
Decrease (Increase) in accounts receivable	(14,966)	-
(Decrease) Increase in accounts payable affiliates	104,170	276,417

Net cash (used in) provided by operating activities	(303,952)	(186,133)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	42,949	35,524

Net cash (used in) provided by investing activities	42,949	35,524

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2007	2006

Continued

Cash flows from financing activity:

Distributions to Investors	-	(697,085)

Net cash (used in) provided by financing activity	-	(697,085)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(261,003)	(847,694)

Cash and cash equivalents, beginning	649,859	1,323,238

Cash and cash equivalents, ending	$ 388,856	$ 475,544

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2007 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2007, the
Partnership has accumulated unallocated acquisition amortization totaling
$513,170. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2007 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,701, $30,388, $22,343, $137,524, and
$317,214, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable - affiliates at December 31, 2007 and 2006 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2007 and 2006 are as follows:

	2007	2006
Series 7	$ 3,474	$ 15,366
Series 9	72,960	86,040
Series 10	39,086	55,968
Series 11	53,873	77,727
Series 12	49,662	82,614
Series 14	143,957	166,665

	$ 363,012	$ 484,380

The partnership management fee paid for the quarters ended December 31, 2007 and 2006 are as follows:

	2007	2006
Series 7	$ -	$ -
Series 9	25,000	-
Series 10	175,000	-
Series 11	50,000	200,000
Series 12	125,000	-
Series 14	75,000	-

	$ 450,000	$ 200,000

The partnership management fee paid for the nine months ended December 31, 2007 and 2006 are as follows:

	2007	2006
Series 7	$ 512,501	$ 726,160
Series 9	50,000	15,233
Series 10	524,512	31,825
Series 11	879,677	237,873
Series 12	349,835	150,743
Series 14	333,277	212,766

	$ 2,649,802	$ 1,374,600

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2007 and 2006 the Partnership had limited partnership interests in 194 and 244 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2007 and 2006 by series is as follows:

	2007	2006
Series 7	3	7
Series 9	33	39
Series 10	24	34
Series 11	26	35
Series 12	33	42
Series 14	75	87

	194	244

Under the terms of the Partnership's investment in each Operating
Partnership, the Partnership is required to make capital contributions to the
Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2007 and 2006 by series are as follows:

	2007	2006
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	22,528	22,528
Series 12	11,405	11,405
Series 14	202,412	202,412

	$236,345	$236,345

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the nine months ended December 31, 2007 the Partnership disposed of thirty-three of the Operating Partnerships. A summary of the dispositions by Series for December 31, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	2	2	$168,901	$168,901
Series 9	3	2	102,355	134,647
Series 10	2	7	336,814	326,888
Series 11	-	8	808,417	973,211
Series 12	1	3	128,550	64,650
Series 14	-	3	42,949	67,695
Total	8	25	$1,587,986	$1,735,992

* Partnership proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2007, $32,292 for Series 9, $86,338 for Series 10, $191,286 for Series 11, $5,872 for Series 12, and $24,746 for Series 14.

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

December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the nine months ended December 31, 2006 the Partnership disposed of thirteen of the operating limited partnerships. A summary of the dispositions by Series for December 31, 2006 is as follows:

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

The Partnership's fiscal year ends March 31 of each year, while all the

Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2007.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2007	2006

Revenues
Rental	$ 28,650,651	$ 34,497,007
Interest and other	1,361,271	2,864,379
	30,011,922	37,361,386

Expenses
Interest	6,009,272	8,013,535
Depreciation and amortization	6,645,766	9,057,395
Operating expenses	21,094,207	24,310,112
	33,749,245	41,381,042

NET INCOME(LOSS)	$ (3,737,323)	$ (4,019,656)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (3,699,950)	$ (3,979,459)

Net income(loss) allocated to other partners	$ (37,373)	$ (40,197)

*Amounts include $3,439,988 and $3,562,482 for 2007 and 2006, respectively, of income(loss) not recognized under the equity method of accounting.

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

December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 7

	2007	2006

Revenues
Rental	$ 449,459	$ 899,076
Interest and other	57,248	170,763
	506,707	1,069,839

Expenses
Interest	144,140	371,110
Depreciation and amortization	72,625	255,973
Operating expenses	450,650	717,296
	667,415	1,344,379

NET INCOME(LOSS)	$ (160,708)	$ (274,540)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (159,101)	$ (271,794)

Net income(loss) allocated to other partners	$ (1,607)	$ (2,746)

*Amounts include $159,101 and $271,794 for 2007 and 2006, respectively, of income(loss) not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2007	2006

Revenues
Rental	$ 5,635,372	$ 5,826,471
Interest and other	(94,139)	259,386
	5,541,233	6,085,857

Expenses
Interest	1,245,967	1,459,287
Depreciation and amortization	1,364,836	1,604,616
Operating expenses	3,660,585	4,138,896
	6,271,388	7,202,799

NET INCOME(LOSS)	$ (730,155)	$(1,116,942)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (722,853)	$(1,105,773)

Net income(loss) allocated to other partners	$ (7,302)	$ (11,169)

*Amounts include $722,853 and $1,105,773 for 2007 and 2006, respectively, of income(loss) not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2007	2006

Revenues
Rental	$ 3,085,419	$ 3,944,758
Interest and other	122,914	239,812
	3,208,333	4,184,570

Expenses
Interest	642,223	983,633
Depreciation and amortization	921,936	1,048,616
Operating expenses	2,160,227	2,621,025
	3,724,386	4,653,274

NET INCOME(LOSS)	$ (516,053)	$ (468,704)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (510,893)	$ (464,017)

Net income(loss) allocated to other partners	$ (5,160)	$ (4,687)

*Amounts include $506,391 and $441,435 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2007	2006

Revenues
Rental	$ 4,717,500	$ 5,299,897
Interest and other	353,917	1,510,347
	5,071,417	6,810,244

Expenses
Interest	917,250	1,321,001
Depreciation and amortization	842,774	1,322,920
Operating expenses	3,898,496	3,934,926
	5,658,520	6,578,847

NET INCOME(LOSS)	$ (587,103)	$ 231,397

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (581,232)	$ 229,083

Net income(loss) allocated to other partners	$ (5,871)	$ 2,314

*Amounts include $(464,231) and $412,808 for 2007 and 2006, respectively, of income (loss) not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2007	2006

Revenues
Rental	$ 3,687,750	$ 6,189,118
Interest and other	361,980	90,608
	4,049,730	6,279,726

Expenses
Interest	872,548	1,330,930
Depreciation and amortization	425,793	1,383,500
Operating expenses	3,286,073	4,531,899
	4,584,414	7,246,329

NET INCOME(LOSS)	$ (534,684)	$ (966,603)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (529,337)	$ (956,937)

Net income(loss) allocated to other partners	$ (5,347)	$ (9,666)

*Amounts include $529,337 and $878,500 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2007	2006

Revenues
Rental	$ 11,075,151	$ 12,337,687
Interest and other	559,351	593,463
	11,634,502	12,931,150

Expenses
Interest	2,187,144	2,547,574
Depreciation and amortization	3,017,802	3,441,770
Operating expenses	7,638,176	8,366,070
	12,843,122	14,355,414

NET INCOME(LOSS)	$(1,208,620)	$ (1,424,264)

Net income(loss) allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,196,534)	$ (1,410,021)

Net income(loss) allocated to other partners	$ (12,086)	$ (14,243)

*Amounts include $1,058,075 and $1,277,788 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
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

NOTE F - SUBSEQUENT EVENT

Subsequent to December 31, 2007, the Partnership has entered into agreements to either sell or transfer interests in seven Operating Partnerships. The estimated sales prices and other terms for disposition of the Operating Partnerships have not been determined. Gain on sale of the Operating Partnerships in the aggregate is expected to be recognized in either the third or fourth quarter of fiscal year 2008.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2007 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2007 in the amount of $72,917. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2007 were $363,012 and total partnership management fees accrued as of December 31, 2007 were $25,365,675. During the quarter and nine months ended December 31, 2007 $450,000 and $2,649,802 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2007, an affiliate of the general partner of the Partnership advanced a total of $747,920 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended December 31, 2007 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$322,613
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$747,920

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2007, Series 12 paid $62,550 to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2007 the Partnership had $1,259,693 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	3	$ 156,232
9	41,574,018	4,178,029	05/04/90	33	156,191
10	24,288,997	2,428,925	08/24/90	24	203,859
11	24,735,002	2,489,599	12/27/90	26	150,232
12	29,710,003	2,972,795	04/30/91	33	204,323
14	55,728,997	5,574,290	01/27/92	75	388,856

	$186,398,017	18,679,738		194	$1,259,693

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of December 31, 2007 are $156,232, $156,191, $203,859, $127,704, $192,918 and $186,444, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2007 and 2006 the Partnership held limited partnership interests in 194 and 244 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2007 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 07	$ 3,174	$ 300	$ 7,547	$ 8,834
Series 09	57,097	15,863	198,374	28,437
Series 10	9,393	29,693	34,231	89,191
Series 11	19,951	33,922	134,138	55,699
Series 12	37,924	11,738	108,778	41,643
Series 14	94,154	49,803	330,387	107,060
	$ 221,693	$ 141,319	$ 813,455	$ 330,864

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

(Series 7)

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2007 all of which were 100% Qualified Occupancy.

For the periods ended December 31, 2007 and 2006, Series 7 reflects net loss from Operating Partnerships of $(160,708) and $(274,540), respectively, which includes depreciation and amortization of $72,625 and $255,973, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2007, the investment general partner entered into an agreement to transfer its interest in Deer Hill II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,431,974 and cash proceeds to the investment partnership of $140,000. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $132,500 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $132,500 as of August 31, 2007.

In August 2007, the investment general partner entered into an agreement to transfer its interest in Oakview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,092,000 and cash proceeds to the investment limited partners of $32,760. Of the total proceeds received, $1,130 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,579 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $24,051 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $24,051 as of August 31, 2007.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively. Of the total proceeds received, $2,850 and $4,650, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, will be returned to cash reserves held by Series 7 and Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

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

In November 2006, the investment general partner transferred 50% of its interest in Creekside Apartments, a Pennsylvania limited partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $622,287 and cash proceeds to the investment limited partner of $6,821. Of the proceeds received, $3,071 represented reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7. In December 2007, the investment general partner transferred its remaining 50% investment limited partner interest in the Operating Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $620,109 and cash proceeds to the investment limited partner of $6,821. Of the total proceeds to be received, $3,071 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the partial transfer of the investment limited partner interest has been recorded.

(Series 9)

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%. The series had a total of 33 properties at December 31, 2007. Out of the total, 31 were at 100% Qualified Occupancy.

For the periods ended December 31, 2007 and 2006, Series 9 reflects loss from Operating Partnerships of $(730,155) and $(1,116,942), respectively, which includes depreciation and amortization of $1,364,836 and $1,604,616, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. In 2006, the partnership experienced significant increases in the operating expenses, causing the property to operate below breakeven. The above normal operating costs were experienced as a result of property improvements. Since the site was completed in September 1994, the property is aging; so capital expenditures will continue to be necessary to improve the curb appeal. Despite occupancy averaging 99% in 2007, the property continues to operate below breakeven. At this point the current rental rates cannot generate enough revenue to cover expenses. The operating general partner is hopeful a rental rate increase will be approved and implemented in 2008. The slightest increase may cause vacancies as the tenants are on limited incomes. The operating general partner will work closely with the on-site manager to weigh the effects on occupancy if an increase is applied. The investment general partner will continue to monitor the property's operations. The operating general partner is funding deficits as the guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

In August 2007, the investment general partner entered into an agreement to transfer its interest in Brooklyn Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,079,144 and cash proceeds to the investment limited partners of $32,374. Of the total proceeds received, $7,579 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $24,795 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $24,795 as of August 31, 2007.

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

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. The property's operations were strong in 2007, with an average occupancy of 94%. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the compliance period expired in 2007.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively. Of the total proceeds received, $2,850 and $4,650, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, will be returned to cash reserves held by Series 7 and Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy development, located in Porterville, CA. In 2006 this property operated with an average physical occupancy of 97%. Average physical occupancy remained strong and stable at 97% in 2007. Despite strong occupancy the property is unable to breakeven due to low rental rates. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep low rental rates. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $37,973 in 2006. The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.

In December 2006, the investment limited partnership transferred its interest in Surry Village II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $10. The cash proceeds were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement, if the property owned by the Operating Partnership is refinanced or sold, there would be a residual payment of $7,000 plus the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $10 as of December 31, 2006. The transfer of the Operating Partnership has been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

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

In June 2007, the investment general partner transferred the investment partnership's interest in Twin Oaks Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,110,415 and cash proceeds to the investment partnership of $43,873. Of the total proceeds received $2,550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,823 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $33,823 as of June 30, 2007.

In June 2007, the investment general partner transferred the investment partnership's interest in Old Stage Road Associates Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,225,662 and cash proceeds to the investment partnership of $31,999. Of the total proceeds received, $912 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $23,587 will be returned to cash reserves held by the BCTC Fund II LP - Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,587 as of June 30, 2007.

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

In June 2007, the investment general partner of Grand Princess Manor Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in September 2008. The anticipated sales price for the property is $1,638,630, which includes the outstanding mortgage balance of approximately $1,453,630 and cash proceeds to the investment partnership of $140,000. Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $125,000 is anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In June 2007, the investment general partner of Grand Princess Villas Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in September 2008. The anticipated sales price for the property is $1,637,660, which includes the outstanding mortgage balance of approximately $1,452,660 and cash proceeds to the investment partnership of $140,000. Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $125,000 is anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2007, the investment general partner of Series 9 entered into an agreement to transfer its interest in Rainbow Garden Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,168,553 and anticipated cash proceeds to the investment partnership of $42,068. Of the total proceeds received, $1,517 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. The transaction is anticipated to close in January 2008. Of the total proceeds anticipated to be received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,051 is anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2007, the investment general partner of Series 9 entered into an agreement to transfer 99% of its interest in Haines City Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,374,226 and cash proceeds to the investment partnership of $48,000. Of the total proceeds to be received, $8,208 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $32,292 will be returned to cash reserves held by Series 9. The remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in December 2008 for its assumption of the outstanding mortgage balance of approximately $13,881 and cash proceeds of $10,000. The remaining proceeds of $10,000 is anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,292 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In December 2007, the investment general partner of Westside Associates Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in February 2008. The anticipated sales price for the property is $2,112,654, which includes the outstanding mortgage balance of approximately $2,102,654 and cash proceeds to the investment limited partner of $5,000. It is anticipated that $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. It is anticipated that no proceeds will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In September 2007, the investment general partner of Blakely Properties LP approved an agreement to sell the property and the transaction is anticipated to close in June 2008. The anticipated sales price for the property is $1,501,011, which includes the outstanding mortgage balance of approximately $1,001,011 and cash proceeds to the investment limited partner of $300,000. Of the total proceeds anticipated to be received, $18,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $274,500 are anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 10)

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2007 and 2006, Series 10 reflects net loss from Operating Partnerships of $(516,053) and $(468,704), respectively, which includes depreciation and amortization of $921,936 and $1,048,616, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stratford Square LP (Stratford Square Apartments) is a 24-unit elderly community located in Brundidge, Alabama. Historically, the property has operated with high occupancy and has been able to generate cash flow. Occupancy averaged 94% in 2007. Low rent levels and fluctuations in occupancy have caused poor periods of operation; however, through the third quarter 2007, the property continues to operate above breakeven. Fourth quarter financial information has been requested from the management company by the investment general partner. All mortgage, tax and insurance payments are current. The operating deficit guarantee is unlimited in time and amount. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Stratford Square Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II approved an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007. On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP approved an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, which were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. As a result, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007. On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

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

In January 2007, the investment general partner of Great Falls Properties Limited Partnership entered into an agreement to sell the property. The transaction was anticipated to close in the second quarter of 2007. However, the agreement expired in March 2007, as the buyer was unable to consummate the sale. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Great Falls Properties Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2005, the investment general partner of West Des Moines Associates LP approved an agreement to sell the property and the transaction closed in July 2005. After repayment of the outstanding mortgage balance of approximately $1,758,425, proceeds to the investment limited partner were $1,250,108. Net sales proceeds distributed to the investors were $657,530. The investor per BAC distribution was $0.027. The remaining proceeds of $592,578 were paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $9,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, which includes salary reimbursements and third party legal and mailing costs; and $583,578 represents partial reimbursement for advances and outstanding asset management fees. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,070,408 as of September 30, 2005. The gain recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance and their share of the disposition fee and expenses.

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

In November 2005, the investment general partner of Briarwood of Middleburg Limited Partnership approved an agreement to sell the property and the transaction closed on November 2, 2007. The sales price of the property was $1,524,779, which includes the outstanding mortgage balance of approximately $1,439,571 and cash proceeds to the investment limited partner of $28,952. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $19,952 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $19,952 as of December 31, 2007.

In July 2006, the investment general partner of Morgantown Properties Limited approved an agreement to sell the property and the transaction closed on May 30, 2007. The sales price of the property was $956,492, which includes the outstanding mortgage balance of approximately $750,000 and cash proceeds to the investment partnership of $135,000. Of the total proceeds received, $11,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $116,250 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition to the $135,000 of sales proceeds received by the investment partnership, BCAMLP has agreed to write down $25,500 of accrued but unpaid asset management fees. The investment partnership was originally scheduled to receive $160,500 from the sale of Morgantown. However, due to an appraisal which valued the property significantly below the mortgage balance, the investment partnership agreed to receive reduced proceeds totaling $135,000 in order for the sale to occur. Proceeds to the investment limited partnership of $135,000 and a write down of $25,500 will have the same effect on the investment partnership as if the investment partnership received the original proceeds of $160,500. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $116,250 as of June 30, 2007.

In November 2006, the investment general partner of Parkwood Commons Limited Partnership approved an agreement to sell the property and the transaction closed on January 31, 2007. Cash proceeds to the investment limited partners were $550,373 (Series 10), $206,032 (Series 12) and $206,032 (Series 14). Of the proceeds received, $4,289 (Series 10), $1,606 (Series 12) and $1,606 (Series 14) were paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $546,084, $204,426 and $204,426, respectively, were returned to cash reserves held by Series 10, Series 12 and Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $487,967, $186,471, and $204,426 for Series 10, Series 12, and Series 14, respectively, as of March 31, 2007. The gain recorded represented the proceeds received by the investment limited partners, net of their remaining investment balance and their share of the disposition fee and expenses.

In June 2007, the investment general partner transferred the investment partnership's interest in Cloverleaf Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $830,406 and cash proceeds to the investment partnership of $36,595. Of the total proceeds received, $10,628 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,467 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $18,467 as of June 30, 2007.

In June 2007, the investment general partner of Series 10 transferred the investment partnership's interest in Cloverleaf Associates, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $844,558 and cash proceeds to the investment partnership of $33,177. Of the total proceeds received, $13,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,677 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,677 as of June 30, 2007.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Baytree Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $928,758 and cash proceeds to the investment limited partner of $43,595. Of the total proceeds to be received, $8,009 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $28,086 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $28,086 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Benchmark Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,079,731 and cash proceeds to the investment limited partner of $57,614. Of the total proceeds to be received, $8,483 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $41,631 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $41,631 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Longview Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,762 and cash proceeds to the investment limited partner of $31,127. Of the total proceeds to be received, $7,006 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $16,621 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,621 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In December 2007, the investment general partner entered into an agreement to transfer its interest in Pine View Apartments RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $929,798 and anticipated cash proceeds to the investment partnership of $37,192. The transaction is anticipated to close in January 2008. Of the total proceeds anticipated to be received, $7,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $25,912 are anticipated to be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2007, the investment general partner entered into an agreement to transfer its interest in Charlton Court of Folkston to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,158,800 and anticipated cash proceeds to the investment partnership of $46,352. The transaction is anticipated to close in January 2008. Of the total proceeds anticipated to be received, $1,465 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $37,387 are anticipated to be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11)

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties, all of which were 100% at December 31, 2007.

For the periods ended December 31, 2007 and 2006, Series 10 reflects net income(loss) from Operating Partnerships of $(587,103) and $231,397, respectively, which includes depreciation and amortization of $842,774 and $1,322,920, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

The investment general partner is actively seeking the immediate return of these funds through the estate of the operating general partner. Claims in the name of the individual Operating Partnerships have been filed against the estate. On May 30, 2003, the investment general partner filed a complaint for the damages suffered from the misappropriations of funds against the operating general partner, the certified public accountant who performed audits of the properties, a related corporation of the operating general partner which received some of the misappropriated funds, and the former and current management companies. On May 24, 2004, a Settlement Agreement was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the estate will provide the investment general partner with quarterly accounting records, and if funds are available, make payments to the investment general partner against amounts owed to the Operating Partnerships.

On April 9, 2004, the proposed removal of the operating general partner was approved by the mortgagor. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement was entered into with the estate of the former operating general partner. Under the Revised Agreement the estate paid $200,000 and forfeited its interest in the various Operating Partnerships as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each Operating Partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Revised Agreement amounts that would have been paid to the estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

In July 2007, the investment general partner entered into an agreement to transfer the investment partnership's interest in Academy Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,333,455 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $17,500 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of August 31, 2007.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In December 2005, the permanent mortgage was fully paid off; as a result the cash flow increased by $7,466 a month. In 2006 the property's average occupancy increased to 90%, allowing the property to operate above breakeven. In 2007, average physical occupancy decreased to 82%. Despite the decrease in the occupancy the property is still able to operate at breakeven. Low occupancy is due to heavy construction that is going on across the street from the property. The city is building a highway overpass right next to the property. In the recent months the area became very noisy and dusty, causing some of the existing residents to move out. The construction of the overpass is expected to be complete by October 2008. At this point, due to the heavy construction, management is having difficulty attracting residents. Due to the property being 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The real estate taxes and insurance are current. The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007. On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

In January 2007, the investment general partner of Denmark Properties Limited Partnership II approved an agreement to sell the property and the transaction closed on October 23, 2007. The sales price of the property was $892,389, which includes the outstanding mortgage balance of approximately $794,109 and cash proceeds to the investment limited partner of $53,601. Of the total proceeds to be received, $12,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $33,501 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $33,501 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

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

In August 2006, the Montana Board of Housing conducted an inspection and found numerous physical and file deficiencies and issued several 8823s. The management company resigned. The Operating Partnership engaged a new management company and undertook the remediation of the conditions that elicited the 8823s, with the investment general partner providing $22,500 of additional funds to the property when remediation costs exceeded the cash available from property operations. The Operating Partnership retained ownership of the property through the Low Income Housing Tax Credit compliance period, which ended on December 31, 2006. After canceling the first Trustee Sale in December 2006, the lender scheduled a new Trustee Sale for July 6, 2007 at which time the property was bid on by the lender for an amount slightly less than the outstanding debt. Therefore, no proceeds were available for Series 11 as the result of the Trustee Sale.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, reducing the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007. On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with the compliance ending on December 31, 2005. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. The property operated with average occupancy of 74% and a cash flow deficit of ($5,767) in 2006. The average occupancy of 2007 was 77%. Although management continues to tighten-up expenses the property will need at least 80% occupancy to reach breakeven. The town recently approved the development of a golf course, single family homes and condos at a nearby ski resort. The operating general partner continues to be optimistic that these businesses will attract qualifying applicants. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Harbour View Group Limited, (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The operating general partner has received insurance proceeds for reconstruction. The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the

Operating Partnership requested early prepayment of the mortgage from Rural Development. On June 15, 2006, Rural Development notified the operating general partner the agency would accept prepayment of the mortgage. The Operating Partnership consummated the prepayment of the Rural Development mortgage on June 30, 2006. Subsequently, the Operating Partnership distributed $305,330 to the investment general partnership, which represents the insurance proceeds exceeding the payoff of the outstanding mortgage balance and includes the investment general partner portion of the non-refundable deposits under the Purchase and Sale Agreement described below. Of the total investment partnership proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale which include third party legal costs. The remaining proceeds received by the investment limited partner of $297,830 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

On March 30, 2006, the investment general partner entered into a Purchase and Sale Agreement with a non-affiliated entity to purchase the land owned by the property. The purchase price for the land is $1,435,041. In addition, the buyer will reimburse the Operating Partnership $161,037 for debris removal as a result of the hurricanes. In July 2007, cash proceeds to the investment limited partner of $750,000 were received and will be returned to cash reserves held by Series 11. In January 2008, cash proceeds to the investment limited partner of $1,989 were received and will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $750,000 as of August 31, 2007.

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

In January 2007, the investment general partner of Manning Properties Limited Partnership approved an agreement to sell the property and the transaction closed on October 23, 2007. The sales price of the property was $814,243, which equals the outstanding mortgage balance of approximately $814,243. Although there were no proceeds available from the sale, Manning Properties Limited Partnership received a seller's fee totaling $52,944. The investment limited partner will receive $26,878 of the seller's fee. Of the total proceeds to be received, $2,700 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $16,678 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,678 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In January 2007, the investment general partner of Denmark Properties Limited Partnership I approved an agreement to sell the property and the transaction closed on October 23, 2007. The sales price of the property was $926,654, which includes the outstanding mortgage balance of approximately $747,689 and cash proceeds to the investment limited partner of $152,207. Of the total proceeds to be received, $3,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $141,107 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $141,107 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In December 2007, the investment general partner entered into an agreement to transfer its interest in Metter Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,412,226 and anticipated cash proceeds to the investment partnership of $45,191. The transaction is anticipated to close in January 2008. Of the total proceeds anticipated to be received, $1,836 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $35,855 are anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 12)

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 33 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2007 and 2006, Series 12 reflects net loss from Operating Partnerships of $(534,684) and $(966,603), respectively, which includes depreciation and amortization of $425,793 and $1,383,500, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

The investment general partner is actively seeking the immediate return of these funds through the estate of the operating general partner. Claims in the name of the individual Operating Partnerships have been filed against the estate. On May 30, 2003, the investment general partner filed a complaint for the damages suffered from the misappropriations of funds against the operating general partner, the certified public accountant who performed audits of the properties, a related corporation of the operating general partner which received some of the misappropriated funds, and the former and current management companies. On May 24, 2004, a Settlement Agreement was successfully mediated with all parties named in the complaint filed in May of 2003. Currently, all legal action has been suspended pending the fulfillment of the terms of the Agreement. Under the terms of the Agreement the estate will provide the investment general partner with quarterly accounting records, and if funds are available, make payments to the investment general partner against amounts owed to the Operating Partnerships.

On April 9, 2004, the mortgagor approved the proposed removal of the operating general partner. The new operating general partner is an entity related to the investment general partner. The investment general partner and the new operating general partner have initiated the process of selling the properties. Any such sale will occur at the conclusion of the 15 year tax credit compliance periods. In November 2006, a Revised Settlement Agreement was entered into with the estate of the former operating general partner. Under the Revised Agreement the estate paid $200,000 and forfeited its interest in the various Operating Partnerships as well as the other partnerships involved in the litigation, which are located in Virginia. The monies received are being applied to each Operating Partnership to reduce the monies misappropriated by the former deceased operating general partner in proportion to the total amount misappropriated from all partnerships involved in the litigation. Under the terms of the Revised Agreement amounts that would have been paid to the estate through a capital transaction or cash flow will be utilized to repay the remaining misappropriated funds.

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

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007. On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively. Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. Accordingly, reducing the investment in the Operating Partnership to zero. Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007. On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. In 2006 occupancy averaged 67%. The management company relieved the on-site manager of her responsibility for two other properties to focus her attention on Lakeridge. Her aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in a 2007 average occupancy of 85%. The fourth quarter of 2007 saw the most significant improvement with an average occupancy of 90% and operations above breakeven. The operating general partner's guarantee expired in 2001; however they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. Due to occupancy issues and high operating expenses, the property operated below breakeven in 2006. However, as average occupancy continued to increase through 2007, operations improved back above breakeven. Through October 2007, occupancy averaged 92%, versus the 2006 average of 89%. RPM Management assumed operations of the site in March 2007, as the prior management company was replaced due to poor performance. Shortly after assuming management, RPM received notification from the Federal Home Loan Bank that the property was operating over the Bank's 50% income requirement. It appears that the prior management company, as well as the new management company, didn't adhere to this strict policy. As a result of adhering to this policy, while attempting to negotiate a modification to the 60% income limit, occupancy dropped to 88% in September 2007. At the end of September management received approval from the Bank to increase the income limit to 60%. Since the increase, management has had more success in finding qualified applicants through its marketing approaches. The investment general partner will continue to monitor occupancy and operations. The operating general partner will continue to fund the cash deficit as needed. The mortgage, real estate tax and insurance payments are all current; however, the operating general partner is not funding the replacement reserve account.

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

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. On December 31, 2007, the 15-year low income Housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. Despite very high occupancy, the partnership has been unable to achieve breakeven due to historically high operating expenses, driven by administrative and maintenance costs. Through the third quarter of 2007, the property has averaged 100% occupancy. All mortgage, real estate tax and insurance payments are current.

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

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family development located in Nicholasville, KY. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. In 2006 the Operating Partnership operated at a significant loss due to high operating expenses and declining occupancy. Operating expenses are primarily driven by administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover. Low occupancy is the result of the property's advanced age, which has made it uncompetitive in the local rental market. Management continues to lose residents to newer developments offering more space and superior amenity packages. Through the third quarter of 2007, the Operating Partnership continues to operate at a significant loss, with occupancy averaging 75%. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund operating deficits is limited to $50,840 per year.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico. On August 14, 2006, flash floods caused significant damage to the property. The county building inspector determined the property was a complete loss. On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from FEMA, and Rural Development. It was determined that the property would be demolished and would not be rebuilt. Demolition was completed in June 2007. The operating general partner has engaged Rural Development to determine the value of the land. After the Rural Development appraisal is complete, the operating general partner will begin looking for a buyer. The parcel will have a newly constructed facility that will be part of a new partnership, not to include the current investment general partner. The existing mortgage, of which Rural Development had already agreed to suspend all payments on until the property was reconstructed, will be assumed by a new partnership. The existing liability will subsequently be removed from Los Caballos Ltd Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt.

The operating general partner is hopeful that they will receive an appraisal from Rural Development within the first quarter of 2008. The operating general partner requested the appraisal through Rural Development so there would be no identity of interest problems at the time of sale. The operating general partner continues to push Rural Development to complete the valuation so that the parcel can be liquidated. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Los Caballos II Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In November 2006, the investment general partner transferred 50% of its interest in Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half of the outstanding mortgage balance of approximately $561,912 and cash proceeds to the investment limited partner of $11,078. Of the proceeds received, $1,789 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the transfer. Of the proceeds received, $3,750 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $5,539 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,539 as of December 31, 2006. The transfer of the Operating Partnership had been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

In December 2007, the investment general partner transferred the remaining 50% interest investment limited partner interest in the Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $559,126 and cash proceed to the investment limited partner of $11,078. Of the proceeds to be received, $1,789 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the transfer. Of the total proceeds received, $3,750 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $5,539 will be returned to cash reserves held by Series 12. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,539 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

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

In November 2007, the investment general partner entered into an agreement to transfer its interest in Marlboro Place, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $802,994 and cash proceeds to the investment limited partner of $15,414. Of the total proceeds to be received, $7,581 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $333 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $333 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

(Series 14)

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 75 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2007 and 2006, Series 14 reflects net loss from Operating Partnerships of $(1,208,620) and $(1,424,264), respectively, which includes depreciation and amortization of $3,017,802 and $3,441,770 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blanchard Senior Apartments, (Blanchard Senior Apartments II) is a 24-unit development located in Shreveport, Louisiana. Occupancy has remained at 100% since the end of 2004. In 2006, the partnership experienced significant increases in the operating expenses, causing the property to operate below breakeven. Operating expenses increased 42% from 2005 to 2006 as increases were experienced in all major categories. Maintenance expenses increased the most dramatically as a result of property improvements. Since the site was completed in September 1994, the property is aging; capital expenditures are necessary to improve the curb appeal. During 2007, a $15 per unit rent increase was implemented on all units and maintenance expenses were reduced significantly from those of 2006. These factors have allowed the partnership to operate above breakeven. In addition, occupancy averaged 99% in 2007. The operating general partners guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Cottonwood Apartments II Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In 2006, operations at the site were impacted by hurricane related expenses sustained in 2005. Although the property was insured, these expenses were not great enough to file a claim and offset the deductible expense. In addition, the project suffered a complete loss of revenue on eight units that were uninhabitable during the majority of 2006 due to two separate grease fires. The down units caused occupancy to drop to 58% during the last two months of 2006. The operating general partner did receive insurance proceeds to repair the fire damaged units, but the deductible expenses were paid for out of operations. The loss of revenue from the fire damaged units coupled with the increased expenses caused the property to operate below breakeven in 2006. During 2007, occupancy fluctuated from 71% to 83% resulting in an average occupancy of 78%. Move-outs from evictions were the primary cause of the decline in occupancy. The evictions were the result of non-payment of rent or suspected criminal activity. The partnership continued to operate below breakeven in 2007. Operating expenses continue to increase as management upgrades units with new carpeting and vinyl flooring in an effort to attract more residents. The investment general partner will continue to monitor operations and assist management in finding ways to increase qualified traffic. All real estate tax, mortgage, and insurance payments are current.

In November 2005, the investment general partner of Briarwood II, Limited Partnership approved an agreement to sell the property and the transaction closed on November 2, 2007. The sales price of the property was $1,529,726 which includes the outstanding mortgage balance of approximately $1,447,134 and cash proceeds to the investment limited partner of $41,324. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $32,324 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $32,324 as of December 31, 2007.

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

In January 2007, the investment general partner of Summer Lane LP approved an agreement to sell the property and the transaction closed on October 23, 2007. The sales price of the property was $954,982, which includes the outstanding mortgage balance of approximately $847,032 and cash proceeds to the investment limited partner of $47,212. Of the total proceeds to be received, $14,966 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $24,746 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $24,746 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

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

In November 2007, the investment limited partnership transferred the remaining 51% of its interest in Woodfield Commons Limited Partnership for the assumption of the 51% of the outstanding mortgage balance and proceeds of $25,000. Of the proceeds received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,625 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds has been recorded in the amount of $10,625 as of December 31, 2007.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance. This request was denied. The management company increased their marketing activities in 2006 with advertisements in local publications as well as those of surrounding towns, and outreach to local agencies for referrals. As a result of these efforts, in 2006 occupancy increased slightly to an annual average of 83%, and the property operated above breakeven. Occupancy averaged 94% in the fourth quarter of 2007, for an annual average of 92% with above breakeven operations. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wynnewood Village Apartments, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Okemah Village Apartments (Okemah Village Apartments Limited, Limited Partnership) is a 30-unit family property in Okemah, OK. In 2005, the property operated at a loss with average occupancy of 76%. In 2005 the property received a much needed rent increase, and eight units that were left uninhabitable by the previous site manager were renovated. As a result, the property had an average occupancy of 84% and cash flow in 2006. Through the fourth quarter of 2007, occupancy has averaged 84% with above breakeven operations.

On December 15, 2005, one duplex building had a fire, destroying both of the three-bedroom units. The proceeds of the $145,324 insurance claim were received in March 2006 and building permit applications were submitted in May. Demolition began in June 2006 and was quickly completed. In September 2006, Rural Development selected Okemah to participate in their Multifamily Preservation and Revitalization Restructuring Demonstration Program to restructure the first permanent loan. The proposal included deferring annual principal and interest payments of approximately $5,000 for 20 years, an additional rehabilitation loan of $265,030 with payments deferred for 20 years, and using the insurance proceeds to fund the replacement reserve account rather than rebuilding the fire-damaged duplex building. Because the compliance period expired December 31, 2007, the investment general partner calculated recapture and penalties of only $6,918. The operating general partner is repaying the recapture amount of $6,918 and accepting the additional rehabilitation loan. In July 2007, the investment general partner approved the refinancing package and the additional debt for rehabilitation. The tax, insurance, and mortgage payments are all current.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Okemah Village Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $647,815 and anticipated cash proceeds to the investment partnership of $40,600. The transaction is anticipated to close in March 2008. Of the total proceeds anticipated to be received, $15,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $17,500 are anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Montague Place, LP (Montague Place Apartments) is a 28-unit family complex located in Caro, MI. Occupancy averaged 85% in the fourth quarter of 2007 for this property, which is a strong improvement from the 2006 average of 74%. This upward trend in occupancy is attributable to enhanced marketing efforts. Management has increased local newspaper advertising and has held numerous open house activities. The property is offering one free month rent as a leasing incentive. The 2006 operating expenses were lower than the state averages with this trend continuing in 2007. The property generated cash flow in 2006 and is projected to continue to operate above breakeven in 2007 as well. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Montague Place, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The real estate tax, insurance and mortgage payments are current.

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

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit family property located in Jacksonville, NC. The property produced credits from 1992 through 2002 with tax credit compliance ending in 2006. In 2006, occupancy averaged 86% with operations below breakeven status. Management, through stronger site control and multiple evictions, was able to stabilize operations in 2007 with an average occupancy of 92% through the first three quarters of 2007. In the fourth quarter, occupancy decreased slightly to 90% but the property has maintained breakeven operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28-unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of twelve units. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, mainly involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor, TAJ Construction Inc., was received on November 28, 2005. The owner, architect, and Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December 2005, all twelve re-built units were occupied. As of January 4, 2006, occupancy for the entire complex was back at 100%. Franklin Vista III has been operating at 100% occupancy since 2006. The property is expected to continue to operate above breakeven. The property's tax credit compliance period expired as of December 31, 2006; all tax credits have been delivered. All real estate tax, insurance and mortgage payments are current. On December 31, 2007, the low income housing tax credit compliance period expired with respect to Franklin Vista III Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location. Unlike its competing properties it does not have project-based Section 8 subsidy or any other form of project-based rental assistance. In 2006 the property operated below breakeven status with an average occupancy of 84%. Through the fourth quarter of 2007 occupancy remained strong, averaging 90%. However, the property continues to operate below breakeven due to low rent levels. The operating general partner will continue to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Pine Ridge Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

During October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12 and Series 14 and Boston Capital Tax Credit Fund III-Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, non-reimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

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

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006, averaging 75% for the year. The site manager was terminated and temporarily replaced with a manager from a nearby property until a permanent replacement was hired in March of 2007. Occupancy averaged 90% in 2007, ending the year at 96% in December with operations slightly above breakeven. The mortgage, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Portville Square Apartments LP to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $425,921 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2007.

In December 2007, the investment general partner of Carleton Court approved an agreement to sell the property and the transaction is anticipated to close in February 2008. The anticipated sales price for the property is $3,199,484, which includes the outstanding mortgage balance of approximately $3,189,484 and cash proceeds to the investment limited partners of $5,000. Of the total proceeds anticipated to be received, $0 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There are no remaining proceeds anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Belmont Village Court to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $450,438 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2007.

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Harrison City Associates, a Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $716,719 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2007.

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Tionesta Manor, a Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $690,817 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2007.

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

Principal Critical Accounting Policies and Estimates - continued

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities until November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.
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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2007.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2008	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.