Form 10-K/A
period 2007-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2008-02-21
CIK 853566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Title of each class - Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes 	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes 	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

This amendment is being filed to attach the revised opinions of Donald W. Causey & Associates, P.C., prepared in accordance with paragraph 5 of Public Company Accounting Oversight Board, relating to the following: Candlewick Place, Ltd - opinion dated February 3, 2006, Cederstone Apartments, Ltd - opinion dated January 24, 2006, Crystal Springs Family, LP - opinion dated February 7, 2006, Louis Associates, LP - opinion dated February 10, 2006, McComb Family, LP - opinion dated February 11, 2006 and South Fulton Elderly, LP - opinion dated February 1, 2006. In addition, this amendment is being filed to attach the revised opinion dated March 3, 2006 of Dauby O'Connor & Zaleski, LLC relating to Nanty Glo House Associates, as required by Article 2-02 of Regulation S-X to indicate in the opinion the City and State where issued.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:
Form 10-K
Parts	Document

Parts I, III	Prospectus
Parts II, IV

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits, Financial Statement Schedules

EX-23	Independent Auditor's Reports
EX-31.(A)	Section 302 Certification
EX-31.(B)	Section 302 Certification
EX-32.(A)	Section 906 Certification
EX-32.(B)	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management Inc., General Partner
Date:
February 21, 2008	By:	/s/ John P. Manning ________________________

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 21, 2008	/s/ John P. Manning __________________	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

John P. Manning

February 21, 2008	/s/ Marc N. Teal __________________	Chief Financial Officer (Principle Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principle Financial and Accounting Officer) BCTC II Assignor Corp.

Marc N. Teal