Form 10-K
period 2008-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2008-07-14
CIK 853566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008 or

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

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Partnership are incorporated by reference:

Form 10-K
Parts	Document

Parts I, III	Prospectus
Parts II, IV

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2008

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

As of March 31, 2008, the Partnership had invested in a total of 190 Operating Partnerships; 3 Operating Partnerships on behalf of Series 7, 32 Operating Partnerships on behalf of Series 9, 22 Operating Partnerships on behalf of Series 10, 25 Operating Partnerships on behalf of Series 11, 33 Operating Partnerships on behalf of Series 12, and 75 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

•                  difficulties in obtaining rent increases;

•                  limitations on cash distributions;

•                  limitations on sales or refinancing of Operating Partnerships;

•                  limitations on transfers of interests in Operating Partnerships;

•                  limitations on removal of local general partners;

•                  limitations on subsidy programs; and

•                  possible changes in applicable regulations.

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

Upon the sale or other taxable disposition of BACs, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs.  This realized taxable income is reduced to the extent that investors have suspended passive losses or credits.  It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.

Investors may have tax liability in excess of cash.

Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them.  For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution.  Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of BACs, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.

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

The sale or refinancing of the apartment complexes is dependent upon the following material factors:

•                  The necessity of obtaining the consent of the operating general partners;

•                  The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

•                  The uncertainty of the market.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the 190 Operating Partnerships in 6 series identified in the table set forth below.  In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Briarwood Apartments	Cameron, MO	24	$601,350	12/89	12/89	100%	$157,254

Lebanon Properties II	Lebanon, MO	24	555,336	12/89	7/89	100%	136,440

Oak Grove Estates	Oak Grove, MO	20	466,924	12/89	9/89	100%	113,188

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Azalea Village Apartments	Crawford, GA	24	$620,549	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,143,012	4/90	5/90	91%	290,403

Big Lake Seniors	Big Lake, TX	20	532,392	4/94	6/95	100%	145,660

Blanco Senior Apts.	Blanco, TX	20	500,552	12/93	9/94	100%	98,561

Cotton Mill Apartments	Stuart, VA	40	1,411,755	10/92	7/93	100%	271,351

Country Lane Apts.	Blakely, GA	32	1,014,752	5/90	5/90	100%	211,916

Fawn River Apartments	Sturgis, MI	100	3,583,501	10/90	10/90	100%	971,446

Fountain Green Apartments	Crestview, FL	24	686,031	6/90	5/90	100%	164,534

Garden Lake Apartments	Immokalee, FL	65	2,126,843	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	586,534	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,446,865	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,445,899	6/90	8/90	100%	276,203

Grifton Manor Apts.	Grifton, NC	40	1,185,092	9/93	2/94	100%	261,645

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Hacienda Villa Apartments	Firebaugh, CA	120	$3,294,437	4/90	1/90	100%	$1,343,294

Haines City Apartments	Haines City, FL	46	1,388,108	4/90	2/90	100%	339,465

Hamlet Square	Newfane, NY	24	853,534	10/92	9/92	96%	193,830

Hill St. Commons	South Paris, ME	25	1,435,612	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,346,030	3/90	6/90	100%	313,200

Le Grand Apts.	Le Grand, CA	34	1,671,159	11/92	10/93	100%	419,011

Longmeadow Apartments	Skowhegan, ME	28	1,434,134	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,432,867	5/90	3/90	100%	321,908

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,655,842	9/90	10/90	100%	1,116,284

Pine Ridge Place	Polkton, NC	16	611,807	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	593,697	12/93	7/93	100%	144,839

Putney Meadows Apts	Putney, VT	28	1,387,104	12/92	5/93	100%	374,495

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Quail Hollow II	Raleigh, NC	36	$1,358,405	7/90	9/90	100%	$313,521

Raitt Street Apts.	Santa Ana, CA	6	848,909	5/93	8/93	100%	416,200

Scottsville Hollow	Scottsville, NY	36	1,383,411	5/90	5/90	100%	304,060

Tappahannock Greens Apts.	Tappahannock, VA	40	1,453,366	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,428,163	9/90	11/90	100%	300,033

Village Oaks Apartments II	Live Oak, FL	24	707,386	6/90	2/90	100%	164,291

Westside Apartments	Providence, RI	40	2,102,654	6/90	12/90	100%	1,777,738

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Athens Park Apartments	Athens, AL	48	$1,296,632	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	711,496	8/89	11/90	100%	168,234

Berkshire Apartments II	Wichita, KS	66	1,585,178	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	925,320	11/90	10/90	100%	205,470

Butler Manor Apartments	Morgantown, KY	16	485,544	12/90	2/91	100%	119,952

Candlewick Place	Monroeville, AL	40	1,210,615	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	747,118	5/93	5/93	100%	180,800

Hartway Apts.	Munfordville, KY	32	883,614	7/90	6/90	100%	239,041

Ironton Estates	Ironton, MO	24	596,371	5/93	1/93	100%	157,976

Lambert Square Apts.	Lambert, MS	32	949,404	11/92	12/92	100%	192,347

Maidu Village	Roseville, CA	81	1,533,128	3/91	12/91	100%	470,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Meadowbrook Lane Apartments	Americus, GA	50	$1,426,715	9/90	3/90	100%	$336,264

Melrose Lane Apartments	Great Falls, SC	24	879,680	11/90	10/90	100%	203,645

Pecan Village Apartments	Ellaville, GA	30	759,584	7/90	2/90	100%	221,856

Pine Grove Apts.	Ackerman, MS	24	487,276	9/93	6/94	100%	169,926

Pinetree Manor Apts.	Centreville, MS	32	951,238	11/92	1/93	100%	191,500

Rosewood Village Apartments	Willacoochee, GA	24	628,318	7/90	7/90	100%	147,480

Stockton Estates	Stockton, MO	20	428,922	2/93	1/93	100%	120,352

Stratford Square Apartments	Brundidge, AL	24	728,823	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,428,005	11/92	3/93	100%	246,230

Washington Heights Apartments, IV	Bismarck, ND	24	419,914	11/90	7/90	100%	381,010

Woodside Apartments	Lisbon, ME	28	1,436,052	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Aspen Square Apartments	Tazewell, VA	60	$1,779,055	11/90	11/90	100%	$356,495

Buckeye Senior Apartments	Buckeye, AZ	41	1,296,246	12/90	8/90	100%	311,480

Cambridge Manor Apartments	Macon, MS	47	1,543,290	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	925,277	12/90	1/91	100%	205,750

Copper Creek Apartments	Lebanon, VA	36	1,138,494	11/90	9/90	100%	237,647

Coronado Hotel	Tuscon, AZ	42	128,240	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	3,155,216	1/91	6/91	100%	5,636,484

El Dorado Springs Est.	El Dorado Springs, MO	24	561,701	11/90	9/90	100%	133,790

Elmwood Manor Apartments	Eutaw, AL	47	1,570,455	5/93	12/93	100%	333,440

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Farmerville Square Apts.	Farmerville, LA	32	$940,112	1/91	4/91	100%	$212,280

Hilltop Apts.	Los Lunas, NM	40	1,370,754	1/93	11/92	100%	258,455

Holland Meadows	Holland, NY	24	872,592	11/90	6/90	100%	213,880

Holley Grove	Holley, NY	24	889,036	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,459,666	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	897,899	12/90	12/90	100%	198,460

Lakewood Village Apartments	Lake Providence, LA	32	926,098	1/91	5/91	100%	223,827

Maidu Village	Roseville, CA	81	1,533,128	3/91	12/91	100%	530,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Nevada Manor	Nevada, MO	24	$626,534	11/90	10/90	100%	$143,270

Oatka Meadows	Warsaw, NY	24	889,841	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,193,662	12/90	12/90	100%	522,999

Sierra Springs Apartments	Tazewell, VA	36	1,139,726	11/90	11/90	100%	299,634

South Fork Heights	South Fork, CO	48	1,415,083	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	759,339	12/90	9/90	100%	206,888

Washington Manor Apartments	Washington, LA	32	928,695	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,331,489	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Bowman Village Apartments	Bowman, GA	24	$645,344	6/91	10/91	100%	$139,879

Brentwood Manor Apartments	Clarkson, KY	24	714,795	6/91	7/91	100%	173,969

Briarwick Apartments	Nicholasville, KY	40	1,156,000	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	501,730	6/91	7/91	100%	458,800

Cananche Creek Apartments	Norton, VA	36	1,197,046	5/91	6/91	100%	276,695

Carson Village Apartments	Wrightsville, GA	24	631,276	10/91	6/92	100%	161,452

Corcoran Garden Apartments	Corcoran, CA	38	1,869,502	2/91	11/90	100%	432,438

Crescent City Senior Apartments	Crescent City, CA	38	2,069,278	3/91	3/91	100%	474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,307,235	6/91	6/91	100%	364,515

Evanwood Apartments	Hardinsburg, KY	24	727,413	6/91	5/91	100%	167,221

Fox Run Apartments	Jesup, GA	24	543,460	12/91	7/92	100%	150,033

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Hamilton Village Apartments	Preston, GA	20	$550,724	10/91	3/92	100%	$140,948

Hunters Park Apartments	Tarboro, NC	40	1,366,374	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,459,666	2/91	4/91	100%	778,688

Keenland Apartments	Burkesville, KY	24	712,077	6/91	9/91	100%	164,246

Lakeridge Apartments	Eufala, AL	30	887,910	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	654,084	10/91	5/92	100%	149,058

Los Caballos II Apts.	Hatch, NM	24	690,955	7/91	8/91	100%	164,740

Melville Plaza Apartments	Melville, LA	32	865,015	7/91	10/91	100%	178,564

Oakleigh Apartments	Abbeville, LA	32	883,716	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	870,722	8/91	1/92	100%	180,819

Portales Estates	Portales, NM	44	1,395,236	7/91	7/91	100%	365,100

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Prairie West Apts. III	West Fargo, ND	24	$433,068	3/91	3/91	100%	$360,698

Ridgeway Court III Apartments	Bemidji, MN	24	1,004,029	4/91	1/91	100%	180,186

Rockmoor Apartments	Banner Elk, NC	12	544,760	5/91	3/91	100%	95,818

Shawnee Ridge Apartments	Norton, VA	20	646,710	5/91	5/91	100%	145,606

Turner Lane Apartments	Ashburn, GA	24	710,914	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	504,660	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	515,339	3/91	3/91	100%	96,868

Waynesboro Village Apartments	Waynesboro, TN	48	1,329,609	4/91	1/91	100%	310,510

Woodcrest Manor Apartments	Woodville, MS	24	684,775	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	980,488	10/91	4/92	100%	229,601

Yorkshire Townhome Apts.	Fort Smith, AR	50	603,403	9/93	8/94	98%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Ada Village Apts.	Ada, OK	44	$968,376	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,531,946	1/92	1/92	100%	322,796

Belmont Village Court	Belmont, NY	24	900,526	1/92	12/91	100%	201,300

Blanchard Senior Apts. II	Blanchard, LA	24	577,556	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	205,690	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,108,391	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	839,499	1/92	3/92	100%	186,065

The Bridge Building	New York, NY	15	—	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	702,207	7/91	11/90	100%	160,600

Carleton Court Apartments	Providence RI	46	2,961,578	12/91	12/91	100%	1,496,922

Carriage Run Apartments	Emporia, VA	40	1,248,407	10/91	4/92	100%	259,980

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Cedar View Apartments	Brinkley, AR	32	$1,223,289	5/92	10/92	100%	$254,016

Cedarwood Apartments	Pembroke, NC	36	1,368,374	10/91	1/92	100%	326,310

Chapparral Apartments	Kingman, AZ	20	674,241	8/91	7/91	100%	198,275

College Green	Chili, NY	110	3,963,871	3/95	8/95	100%	755,771

Colorado City Seniors Apartments	Colorado City, TX	24	526,026	10/91	10/91	100%	98,721

Cottonwood Apts. II	Cottonport LA	24	634,863	10/91	7/91	100%	152,664

Country Meadows Apartments	Sioux Falls, SD	44	807,466	11/91	10/91	100%	922,350

Countryside Manor	Fulton, MS	24	647,168	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,096,974	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	841,495	7/92	1/93	100%	186,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Duncan Village Apts.	Duncan, OK	48	$1,043,303	1/93	11/93	100%	$172,005

Edison Village Apartments	Edison, GA	42	1,151,999	7/91	2/92	100%	274,144

Ethel Bowman Proper House	Tionesta, PA	36	1,381,635	2/92	1/92	100%	334,160

Excelsior Springs Properties	Excelsior Springs, MO	24	603,539	2/92	4/91	100%	150,651

Fairground Place Apts.	Bedford, KY	19	672,624	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	864,095	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	898,091	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,396,111	1/92	6/91	100%	226,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Green Village Apts. II	Standardsville, VA	16	$566,445	4/92	11/91	100%	$99,100

Greenleaf Apartments	Bowdoinham, ME	21	1,092,432	11/91	8/92	100%	295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	763,841	10/91	8/91	100%	183,674

Harrison City Apts.	Penn Township, PA	38	1,433,439	7/92	9/92	100%	311,775

Hessmer Village Apartments	Hessmer, LA	32	878,669	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	854,679	9/91	1/92	100%	184,900

Jarratt Village Apartments	Jarratt, VA	24	801,621	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	146,738	1/93	12/93	100%	24,365

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

La Gema del Barrio Apts.	Santa Ana, CA	6	$637,092	6/92	8/92	100%	$458,000

Lafayettee Gardens Apartments	Scott, LA	56	971,707	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,934,925	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,427,473	1/92	6/92	100%	1,018,808

Lakewood Terrace Apts.	Lakeland, FL	132	2,974,769	11/93	8/89	100%	725,312

Lana Lu Apartments	Lonaconing, MD	30	1,436,972	12/91	9/92	100%	303,261

Lexington Village Apts.	Lexington, OK	8	196,251	1/93	11/93	100%	32,178

Maidu Village	Roseville, CA	81	1,533,128	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion, LA	32	967,289	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	203,790	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,103,016	12/91	12/91	100%	432,320

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Navapai Apartments	Prescott Valley, AZ	26	$854,977	6/91	4/91	100%	$207,330

Nevada City Senior Apartments	Grass Valley, CA	60	3,439,436	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	891,983	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,435,539	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,259,511	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	824,828	5/92	8/92	100%	161,939

Okemah Village Apts.	Okemah, OK	30	913,394	1/93	5/93	100%	119,832

Pineridge Apartments	McComb, MS	32	976,633	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	933,130	10/91	3/92	100%	199,311

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Portville Square Apartments	Portville, NY	24	$851,018	3/92	3/92	100%	$198,100

Prague Village Apts.	Prague, OK	8	112,525	1/93	3/93	100%	$21,373

Rainier Manor Apartments	Mt. Rainier, MD	104	3,440,413	3/92	1/93	100%	1,190,350

Rosewood Manor Apartments	Ellenton, FL	43	1,395,943	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,300,281	1/92	10/91	100%	588,965

Smithville Properties	Smithville, MO	48	1,205,936	2/92	5/91	100%	285,384

Snow Hill Ridge Apartments	Raleigh, NC	32	1,118,789	10/91	12/91	100%	307,524

Spring Creek Village	Derby, KS	72	1,223,195	6/91	9/91	100%	1,634,760

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Spring Valley Apartments	Lexington Park, MD	128	$5,053,044	11/91	12/92	100%	$2,877,811

Titusville Apartments	Titusville PA	30	1,198,383	12/91	1/92	100%	280,829

Valley Ridge Senior Apartments	Central Valley, CA	38	1,763,098	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,294,602	1/92	6/92	100%	287,736

Villa West Apts. IV	Topeka, KS	60	1,157,031	8/91	1/91	100%	1,392,873

Village Green	Raleigh, NC	42	603,720	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,092,228	7/91	8/91	100%	295,250

Wesley Village Apartments	Martinsburg, WV	36	1,266,322	10/91	6/92	100%	266,253

Westside Apartments	Louisville, MS	33	718,775	3/92	1/92	100%	191,014

Wynnewood Village Apts.	Wynnewood, OK	16	414,339	1/93	11/93	100%	67,443

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interest

(a)       Market Information

The Partnership is classified as a limited partnership and has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)       Approximate number of security holders

As of March 31, 2008, the Partnership has 10,620 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 737 investors holding 1,036,100 BACs, Series 9 consists of 2,014 investors holding 4,178,029 BACs, Series 10 consists of 1,506 investors holding 2,428,925 BACs, Series 11 consists of 1,266 investors holding 2,489,599 BACs, Series 12 consists of 1,776 investors holding 2,972,795 BACs, and Series 14 consists of 3,321 investors holding 5,574,290 BACs at March 31, 2008.

(c)       Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2008.

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

During the year ended March 31, 2008, the Partnership made distributions to the limited partners of Series 10, 12, and 14 for proceeds from the sale of one of the Operating Partnerships.  Further details on the distributions are disclosed in the results of operations.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership’s primary source of funds was the proceeds of the Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2008 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2008 the Partnership accrued $1,497,341 and paid $3,294,801 in annual partnership management fees. As of March 31, 2008 the accrued partnership management fees totaled $25,073,698.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Affiliates of the general partner have advanced $747,920 to the Partnership to pay certain third party operating expenses and to fund advances to Operating Partnerships. Of this amount, $0 was advanced and $62,550 was reimbursed during the fiscal year ended March 31, 2008.  The allocation of the total advanced through March 31, 2008, to four of the six series is as follows:  $322,613 to Series 7, $99,461 to Series 11, $153,188 to Series 12 and $172,658 to Series 14.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of March 31, 2008, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, 12 of the properties had been disposed of and 3 remain. Cash and Cash Equivalents for Series 7 at March 31, 2008, represented $157,566 in working capital.

(Series 9).  The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2008, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, 23 of the properties had been disposed of and 32 remain.  Cash and Cash Equivalents for Series 9 at March 31, 2008, represented $149,621 in working capital.

(Series 10).  The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2008, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, 23 of the properties had been disposed of and 22 remain.  Cash and Cash Equivalents for Series 10 at March 31, 2008, represented $152,374 in working capital.

(Series 11).  The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2008, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2008, 15 of the properties had been disposed of and 25 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships.  Cash and Cash Equivalents for Series 11 at March 31, 2008, represented $149,771 in working capital.

(Series 12).  The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2008, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  As of March 31, 2008, 20 of the properties had been disposed of and 33 remain.  The Partnership has completed payment of all installments of its capital contributions to 19 of the 20 remaining Operating Partnerships.  Cash and Cash Equivalents for Series 12 at March 31, 2008 represented $95,836 in unpaid capital contributions and working capital.

(Series 14).  The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2008, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2008 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328.  As of March 31, 2008, 26 of the properties had been disposed of and 75 remain.  The Partnership has completed payment of all installments of its capital contributions to 64 of the remaining 75 Operating Partnerships.  Cash and Cash Equivalents for Series 14 at March 31, 2008, represented $178,456 in unpaid capital contributions and working capital.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2008 and 2007 was $1,125,917 and $1,285,868, respectively.  The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 3 properties at March 31, 2008, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $675,425 and $1,046,431, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 7 was $0, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008, and 2007, the net income for series 7 was $136,720 and $304,895, respectively.  The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

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

In December 2006, the investment general partner transferred the interest of - Boston Capital Tax Credit Fund I LP Series 6 and Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000.  In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs for Series 6 and Series 7, respectively.  Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Series 7, respectively, will be returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, were received as of July 31, 2007.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006.

In November 2006, the investment general partner transferred 50% of its interest in Creekside Apartments, a Pennsylvania limited partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $622,287 and cash proceeds to the investment limited partner of $6,821. Of the proceeds received, $3,071 represented reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7.  In December 2007, the investment general partner transferred its remaining 50% investment limited partner interest in the Operating Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $620,109 and cash proceeds to the investment limited partner of $6,821.  Of the total proceeds received, $3,071 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the partial transfer of the investment limited partner interest has been recorded.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $601,350 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 7.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $555,337 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 7.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $466,923 and anticipated cash proceeds to the investment partnership of $21,400.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $16,400 is anticipated to be returned to cash reserves held by Series 7.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 9).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 99.9%, respectively. The series had a total of 32 properties as of March 31, 2008, of which 31 were at 100% qualified occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,433,151 and $1,614,655, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00 respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, the Investments in Operating Partnerships for Series 9 were $0, respectively. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008, and 2007, the net loss for series 9 was $169,864 and $383,327, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership and the fund management fee.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas.  In 2006, the partnership experienced significant increases in the operating expenses, causing the property to operate below breakeven.  The above normal operating costs were experienced as a result of property improvements.  Due to the age of the property, completed in 1994, capital expenditures were necessary to improve the curb appeal.  Despite occupancy averaging 99% in 2007, the property operated below breakeven due to insufficient rental rates.  Although operations remained below breakeven, operating expenses declined approximately $122 per unit from 2006 to 2007.  Additionally, the accounts payable balance was paid down throughout the year.  Rental rates remain inadequate to cover all operating costs.  The operating general partner has not been able to implement a rent increase because the elderly tenants are on limited income and an increase would cause turnover.  During the first quarter 2008, occupancy has remained at 100%.  Management is hopeful that the complex will reach breakeven in the near future as expenses are lowered.  The investment general partner will continue to monitor the property’s operations.  The operating general partner continues to fund deficits as the guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.

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

In May 2007, the investment general partner of School Street II LP approved an agreement to sell the property and the transaction closed on July 10, 2007. The sales price of the property was $875,000, which includes the outstanding mortgage balance of approximately $625,716. After the payment of all costs related to the sale of the property, including the brokerage commission, legal fees, satisfaction of the outstanding mortgage balance, and repayment of previous advances to the operating general partner in accordance with the operating partnership agreement, cash proceeds to the investment limited partner were $0. As part of the purchase agreement, the buyer was required to maintain the property as affordable housing through the end of the tax credit compliance period which ends December 31, 2007. In addition, the operating general partner has provided a recapture bond on behalf of the investment limited partner to avoid the recapture of the tax credits that have been taken. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, no gain on the sale of the Operating Partnership was been recorded.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL.  The property’s operations were strong in 2007, with an average occupancy of 94%.  All insurance, real estate taxes, and mortgage payments are current.  Tax credit delivery ended in 2002 and the compliance period expired in 2007.

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

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy development, located in Porterville, CA. Average physical occupancy remained strong and stable at 97% in 2007. Despite the strong average occupancy in 2007 the property continued to operate below breakeven due to low rental rates. As of March 31, 2008, this property was 95% occupied. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels.  The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $20,804 in 2007.  The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.

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

In June 2007, the investment general partner transferred the investment partnership’s interest in Twin Oaks Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,110,415 and cash proceeds to the investment partnership of $43,873.  Of the total proceeds received $2,550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $33,823 will be returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $33,823 as of June 30, 2007.

In June 2007, the investment general partner transferred the investment partnership’s interest in Old Stage Road Associates Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,225,662 and cash proceeds to the investment partnership of $31,999.  Of the total proceeds received, $912 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $23,587 will be returned to cash reserves held Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,587 as of June 30, 2007.

In June 2007, the investment general partner of Grand Princess Manor Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in December 2008.  The anticipated sales price for the property is $1,638,630, which includes the outstanding mortgage balance of approximately $1,453,630 and cash proceeds to the investment partnership of $140,000.  Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $125,000 are anticipated to be returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In June 2007, the investment general partner of Grand Princess Villas Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in December 2008.  The anticipated sales price for the property is $1,637,660, which includes the outstanding mortgage balance of approximately $1,452,660 and cash proceeds to the investment partnership of $140,000.  Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $125,000 are anticipated to be returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In March 2008, the investment general partner transferred its interest in Rainbow Garden Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,168,553 and cash proceeds to the investment partnership of $42,068. Of the total proceeds received, $1,517 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $25,551 will be returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the

Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,551 as of March 31, 2008.

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

In December 2007, the investment general partner of Westside Associates Limited Partnership approved an agreement to sell the property. The transaction was anticipated to close in February 2008; however, the buyer was unable to consummate the sale and the agreement expired in February 2008. The Operating Partnership’s 15-year low income housing tax credit compliance period expired on December 31, 2004.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2007, the investment general partner of Blakely Properties LP approved an agreement to sell the property and the transaction is anticipated to close in July 2008.  The anticipated sales price for the property is $1,501,011, which includes the outstanding mortgage balance of approximately $1,001,011 and cash proceeds to the investment limited partner of $300,000.  Of the total proceeds anticipated to be received, $18,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $274,500 are anticipated to be returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 10).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2008, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $1,776,418 and $1,485,152, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, the Investments in Operating Partnerships for Series 10 were $126,503 and $234,798, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008, and 2007, the net income for series 10 was $298,714 and $174,311, respectively.  The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

Stratford Square LP (Stratford Square Apartments) is a 24-unit elderly community located in Brundidge, Alabama.  Historically, the property has operated with high occupancy and has been able to generate cash flow.  Occupancy averaged 94% in 2007.  Operations improved back above breakeven from 2006 to 2007.  All mortgage, tax and insurance payments are current. The operating deficit guarantee is unlimited in time and amount. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Stratford Square Apartments.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP approved an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, which were applied against the remaining balance in the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  As a result, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.  On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC.  The property continues to compete against other affordable housing developments in the area that offer rental assistance.  The market area remains soft due to loss of industry.  As a result, management struggles to maintain occupancy levels at or above 90%.  In 2007 occupancy averaged 89%, in line with historical averages.  Through the first quarter of 2008, occupancy is averaging 79%.  The Operating Partnership continues to operate at a deficit.  Management has made several unsuccessful attempts to obtain a real estate tax abatement for the property.  Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded.  All insurance, real estate tax and mortgage payments are current.  To date the operating general partner has funded the cash deficit by accruing management fees due to an affiliate, and has made cash advances totaling $18,278.

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

In June 2007, the investment general partner transferred the investment partnership’s interest in Cloverleaf Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $830,406 and cash proceeds to the investment partnership of $36,595.  Of the total proceeds received, $10,628 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $18,467 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $18,467 as of June 30, 2007.

In June 2007, the investment general partner of Series 10 transferred the investment partnership’s interest in Cloverleaf Associates, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $844,558 and cash proceeds to the investment partnership of $33,177.  Of the total proceeds received, $13,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $12,677 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,677 as of June 30, 2007.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Baytree Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $928,758 and cash proceeds to the investment limited partner of $43,595.  Of the total proceeds to be received, $8,009 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs.  The remaining proceeds of $28,086 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $28,086 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Benchmark Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,079,731 and cash proceeds to the investment limited partner of $57,614.  Of the total proceeds to be received, $8,483 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs.  The remaining proceeds of $41,631 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $41,631 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Longview Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,762 and cash proceeds to the investment limited partner of $31,127.  Of the total proceeds to be received, $7,006 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs.  The remaining proceeds of $16,621 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,621 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In January 2008, the investment general partner transferred its interest in Pine View Apartments RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $929,798 and cash proceeds to the investment partnership of $37,192. Of the total proceeds received, $8,160 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $14,032 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $14,032 as of March 31, 2008.

In January 2008, the investment general partner transferred its interest in Charlton Court of Folkston to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,158,800 and cash proceeds to the investment partnership of $46,352. Of the total proceeds received, $1,495 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $29,857 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $29,857 as of March 31, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Ironton Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $596,371 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Stockton Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $427,070 and anticipated cash proceeds to the investment partnership of $12,840.  The transaction is anticipated to close in June 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $7,840 is anticipated to be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner of Butler Properties entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $485,544 and cash proceeds to the investment limited partner of $18,400.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $13,400 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner of Hart Properties, Ltd. entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $883,613 and cash proceeds to the investment limited partner of $36,800.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $31,800 will be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at March 31, 2008, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $2,086,533 and $1,063,652, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 11 was $1,172,660 and $1,568,461, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008, and 2007, the net income(loss) for series 11 was $426,709 and $(93,536), respectively.  The major components of these amounts are the Partnership’s share of income(losses) from Operating Partnership and the partnership management fee.

In September of 2001, the investment general partner became aware that unauthorized distributions in excess of Rural Development’s (mortgagor)

allowable limits were made to the operating general partner of Aspen Square Limited Partnership (Aspen Square Apartments), Copper Creek Limited Partnership (Copper Creek Apartments) and Sierra Springs Limited Partnership (Sierra Springs Apartments). These unauthorized distributions have been classified as receivables from the operating general partner on the Operating Partnership’s audited financial statements as of December 31, 2004.

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

In April 2008, the investment general partner of Aspen Square Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in December 2009. The anticipated sales price for the property is $2,180,064, which includes the outstanding mortgage balance of approximately $1,779,055 and cash proceeds to the investment limited partners of $401,009.  Of the total proceeds anticipated to be received, $12,890 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $373,119 are anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In April 2008, the investment general partner of Copper Creek approved an agreement to sell the property and the transaction is anticipated to close in

December 2008. The anticipated sales price for the property is $1,332,398, which includes the outstanding mortgage balance of approximately $1,138,495 and cash proceeds to the investment limited partners of $193,903.  Of the total proceeds anticipated to be received, $9,880 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $169,023 are anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In April 2008, the investment general partner of Sierra Springs Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in December 2008. The anticipated sales price for the property is $1,359,277, which includes the outstanding mortgage balance of approximately $1,139,727 and cash proceeds to the investment limited partners of $219,550.  Of the total proceeds anticipated to be received, $9,120 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $195,430 are anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2007, the investment general partner entered into an agreement to transfer the investment partnership’s interest in Academy Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,333,455 and cash proceeds to the investment partnership of $25,000.  Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $17,500 will be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of August 31, 2007.  In addition, equity outstanding for the Operating Partnership in the amount of $12,526 was recorded as gain on the sale of the Operating Partnership as of March 31, 2008.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units.  In December 2005, the permanent mortgage was fully paid off; as a result the cash flow increased by $7,466 a month.  In 2006 the property’s average occupancy increased to 90%, allowing the property to operate above breakeven.  In 2007, average physical occupancy decreased to 82%.  Despite the decrease in the occupancy the property is still able to operate at breakeven. Low occupancy is due to heavy construction that is going on across the street from the property. The city is building a highway overpass right next to the property. In the recent months the area became very noisy and dusty, causing some of the existing residents to move out.  As a result of the ongoing construction occupancy dropped to 59% as of March 31, 2008.  The construction of the overpass is expected to be complete by October 2008. Due to the heavy construction, management is having difficulty attracting new residents. Additionally, as the property is 15 years old, it requires significant capital improvements.  These repairs are being funded out of cash flow.  The real estate taxes and insurance are current.  The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.

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

In January 2007, the investment general partner of Denmark Properties Limited Partnership II approved an agreement to sell the property and the transaction closed on October 23, 2007.  The sales price of the property was $892,389, which includes the outstanding mortgage balance of approximately $794,109 and cash proceeds to the investment limited partner of $53,601.  Of the total proceeds received, $12,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $33,501 were returned to cash reserves held by Series 11.

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

In August 2006, the Montana Board of Housing conducted an inspection and found numerous physical and file deficiencies and issued several 8823s.  The management company resigned.  The Operating Partnership engaged a new management company and undertook the remediation of the conditions that elicited the 8823s, with the investment general partner providing $22,500 of additional funds to the property when remediation costs exceeded the cash available from property operations. The Operating Partnership retained ownership of the property through the Low Income Housing Tax Credit compliance period, which ended on December 31, 2006. After canceling the first Trustee Sale in December 2006, the lender scheduled a new Trustee Sale for July 6, 2007, at which time the property was bid in by the lender for an amount slightly less than the outstanding debt. Therefore, no proceeds were available for Series 11 as the result of the Trustee Sale.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero.  In addition, equity outstanding for the Operating Partnership in the amount of $10,000 was recorded as gain on the sale of the Operating Partnership as of March 31, 2008.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, reducing the investment in the Operating Partnership to zero.  Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.  On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado, is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with the compliance ending on December 31, 2005. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains.  The town lost two of its largest employers, a mining company and a saw-mill.  These losses have negatively impacted the occupancy at the property.  Despite an average occupancy of 77% in 2007, the property operated above breakeven.  This was mainly due to funds from the reserves being withdrawn for expensed improvements and management’s ability to keep operating expenses below state averages.  Development of a golf course, single family homes and condos at a nearby ski resort has begun to benefit the property, as evidenced by the 2008 first quarter occupancy increase to 87%.  The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Harbour View Group Limited (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida.  The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The operating general partner has received insurance proceeds for reconstruction.  The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the Operating Partnership requested early prepayment of the mortgage from Rural Development. On June 15, 2006, Rural Development notified the operating general partner the agency would accept prepayment of the mortgage. The Operating Partnership consummated the prepayment of the Rural Development mortgage on June 30, 2006. Subsequently, the Operating Partnership distributed $305,330 to the investment general partnership, which represents the insurance proceeds exceeding the payoff of the outstanding mortgage balance and includes the investment general partner portion of the non-refundable deposits under the Purchase and Sale Agreement described below. Of the total investment partnership proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale which include third party legal costs. The remaining proceeds received by the investment limited partner of $297,830 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

On March 30, 2006, the investment general partner entered into a Purchase and Sale Agreement with a non-affiliated entity to purchase the land owned by the property. The purchase price for the land is $1,435,041. In addition, the buyer will reimburse the Operating Partnership $161,037 for debris removal as a result of the hurricanes. In July 2007, cash proceeds to the investment limited partner of $750,000 were received and will be returned to cash reserves held by Series 11. In January 2008, additional cash proceeds to the investment limited partner of $1,988 were received and will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $751,989 as of August 31, 2007.

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

In January 2007, the investment general partner of Manning Properties Limited Partnership approved an agreement to sell the property and the transaction closed on October 23, 2007.  The sales price of the property was $814,243, which equals the outstanding mortgage balance of approximately $814,243.  Although there were no proceeds available from the sale, Manning Properties Limited Partnership received a seller’s fee totaling $52,944.  The investment limited partner received $26,878 of the seller’s fee.  Of the total proceeds received, $2,700 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $16,678 were returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,678 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In January 2007, the investment general partner of Denmark Properties Limited Partnership I approved an agreement to sell the property and the transaction closed on October 23, 2007.  The sales price of the property was $926,654, which includes the outstanding mortgage balance of approximately $747,689 and cash proceeds to the investment limited partner of $152,207.  Of the total proceeds received, $3,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $141,107 were returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $141,107 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In January 2008, the investment general partner transferred its interest in Metter Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,412,226 and cash proceeds to the investment partnership of $45,191. Of the total proceeds received, $1,836 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $28,355 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $28,355 as of March 31, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in El Dorado Springs Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $561,702 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Nevada Manor, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $626,534 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 12).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 99.8%, respectively.  The series had a total of 33 properties at March 31, 2008, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,976,555 and $1,683,978, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, the Investments in Operating Partnerships for Series 12 was $0 and $69,772, respectively. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008, and 2007, the net income (loss) for series 12 was $(155,935) and $685,643, respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee.

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

In April 2008, the investment general partner of Cananche Creek, Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in December 2008. The anticipated sales price for the property is $1,711,212, which includes the outstanding mortgage balance of approximately $1,197,046 and cash proceeds to the investment limited partners of $514,166.  Of the total proceeds anticipated to be received, $7,840 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $491,326 are anticipated to be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In April 2008, the investment general partner of Shawnee Ridge, L.P. approved an agreement to sell the property and the transaction is anticipated to close in December 2008. The anticipated sales price for the property is $800,121, which includes the outstanding mortgage balance of approximately $646,503 and cash proceeds to the investment limited partners of $153,618.  Of the total proceeds anticipated to be received, $6,280 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $132,338 is anticipated to be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was

$2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, will be returned to cash reserves.  The monies held in cash reserve will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, reducing the investment in the Operating Partnership to zero.  Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.  On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, will be recorded as a gain on the transfer of the Operating Partnership and will be returned to the cash reserves as of September 30, 2007.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. Occupancy dropped significantly in 2006, and management began to focus their attention on marketing and leasing.   Their aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in occupancy to a 2007 average of 85% with above breakeven operations.   Through the first quarter of 2008, average occupancy continued to increase to 89% and minimal cash was generated.  The operating general partner’s guarantee expired in 2001; however, they have continued to fund deficits as needed.  All insurance, real estate tax and mortgage payments are current.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR.  In 2007, occupancy improved to 92% for the year and operating expenses were significantly reduced.  Despite this improvement, the property continued to operate below breakeven, as occupancy is still not high enough to support operating expenses.  Through the first three months of 2008, occupancy is averaging 91% and the property continued to operate below breakeven.  In 2007, the operating general partner replaced the management company for the second time in a year due to an abundance of tenant file errors and poor costs control.  Since management was released, there has been no full time site manager; however, they are in process of hiring a prospect and should have someone in place by the end of May 2008.  In April 2008, the property was impacted by tornado damage.  A significant portion of the property was damaged including exterior fascia, windows and all roofs.  The operating general partner is still coordinating with the insurance company to attain a figure for proceeds.  Window damage is estimated at approximately $5,000 and damage to the roofs will mainly involve shingle and vent replacement, which should not be too costly.  The operating general partner and the insurance company are negotiating the siding replacement, as the insurance company wants to just replace damaged areas versus the full siding per the operating general partner’s request.  Fortunately the property did not sustain any structural damage.  The operating general partner has stated that they intend to replace the entire siding of the affected building regardless of the insurance decision.  The deductible is $25,000; however, a number of the operating general partner’s properties were affected, so the deductible will be spread out over a number of properties.  None of the tenants were displaced as a result of the damage.  The investment general partner will continue to monitor occupancy and operations and follow up on the insurance proceeds and progress of work.  The operating general partner will continue to fund operating deficits as needed.  The mortgage, real estate tax and insurance payments are all current; however, the operating general partner is not funding the replacement reserve account.

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

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  Through the first quarter of 2008, the property averaged 100% occupancy, consistent with historic averages.  All mortgage, real estate tax and insurance payments are current.

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

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family development located in Nicholasville, KY.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  In 2007 the Operating Partnership operated at a significant loss due to high operating expenses and declining occupancy.  Operating expenses are primarily driven by administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover.  Low occupancy is the result of the property’s advanced age, which has made it uncompetitive in the local rental market.  Management continues to lose residents to newer developments offering more space and superior amenity packages.  The mortgage, real estate tax and insurance payments are current.  The operating general partner’s obligation to fund operating deficits is limited to $50,840 per year.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico.  On August 14, 2006, flash floods caused significant damage to the property.  The county building inspector determined the property was a complete loss.  On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from Federal Emergency Management Agency, and Rural Development (RD).  It was determined that the property would be demolished and would not be rebuilt.  Demolition was completed in June 2007. The existing mortgage, of which RD suspended all payments on until the property was reconstructed, will be assumed by a new partnership.  The existing liability will subsequently be removed from the Operating Partnership.  For tax purposes, this event will not be classified as an early extinguishment of debt.

The parcel held by the Operating Partnership will not be the location of the newly constructed project.  The new project will be on an adjacent property outside of the flood zone.  The plan is to have a new partnership absorb the mortgage debt from the Operating Partnership.  The operating general partner has requested that RD approve a ‘Transfer of Assets’ that will move all debt and cash assets to a separate entity but will retain the land.  If RD accepts this transfer, it will effectively reduce the total debt from approximately $60,000 to $0, and will leave the land in the name of the Operating Partnership.  As the debt still exists and is simply guaranteed by a new entity, it will not count as ‘forgiveness of debt’ by RD.  An appraisal of the land was completed on May 25, 2007.  The land value is estimated at $75,000. Depending on the market, liquidation of the land will either be attempted in conjunction with the transfer of assets or at a later date.  At which point, the process of dissolving the Operating Partnership can begin.

In November 2006, the investment general partner transferred 50% of its interest in Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half of the outstanding mortgage balance of approximately $561,912 and cash proceeds to the investment limited partner of $11,078. Of the proceeds received, $5,539 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the transfer.  The remaining proceeds of $5,539 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $5,539 as of December 31, 2006. The transfer of the Operating Partnership had been recognized as of December 31, 2006, and the proceeds were received in the first quarter of 2007.

In December 2007, the investment general partner transferred the remaining 50% interest investment limited partner interest in the Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $559,126 and cash proceed to the investment limited partner of $11,078. Of the proceeds received, $5,261 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the transfer.  Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a loss on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,683 as of

December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in Portales Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $139,5236 and anticipated cash proceeds to the investment partnership of $47,080.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $42,080 is anticipated to be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner of Burkesville Properties entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $712,364 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner of Clarkson Properties, Ltd. entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $714,796 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner of Evanwood Properties, Ltd. entered into an agreement to transfer its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,412 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 14).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 99.9%, respectively.  The series had a total of 75 properties at March 31, 2008, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $2,957,020 and $3,169,853, respectively, in passive income tax losses that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, the Investments in Operating Partnerships for Series 14 was $710,904 and $917,180, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008, and 2007, the net loss for series 14 was $650,718 and $438,726, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership and the fund management fee.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana.  During 2006, the project suffered a complete loss of revenue on eight units that were uninhabitable due to two separate grease fires.  The operating general partner did receive insurance proceeds to repair the fire damaged units, as well as some proceeds to cover rents.  Move-outs from evictions and a substantial rent increase caused occupancy to fluctuate throughout the year.  The evictions were the result of non-payment of rent, lease violations, or suspected criminal activity.  The rent increase generated approximately $20,000 in increased revenue for the year.  Management continues to seek ways to increase traffic and occupancy at the site.  Current measures include blanketing the immediate area with flyers, as well as working with local non-profit agencies and area employers.  Additionally, units are upgraded with new carpeting and vinyl flooring as needed to be more competitive with surrounding complexes.  The investment general partner will continue to monitor occupancy and assist management in finding ways to increase qualified traffic.  All real estate tax, mortgage, and insurance payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

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

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III – Series 17 and Boston Capital Tax Credit Fund IV – Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting.  The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000.  The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

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

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK.  Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years.  To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance.  This request was denied.  The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals.  As a result of these efforts, occupancy increased from 83% in 2006 to 92% in 2007.  The property operated above breakeven in 2007.  Occupancy decreased to 83% in the first quarter of 2008.  The operating general partner continues to fund deficits as needed.  All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wynnewood Village Apartments, Limited.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2008, the investment general partner entered into an agreement to transfer its interest in Okemah Village Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $647,815 and cash proceeds to the investment partnership of $40,600.  Of the total proceeds received, $15,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $17,500 will be returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Montague Place, LP (Montague Place Apartments) is a 28-unit family complex located in Caro, MI. Occupancy averaged 80% in 2007 for this property, and increased further to average 85% in the first quarter of 2008.  This upward trend in occupancy is attributable to enhanced marketing efforts.  Management has increased local newspaper advertising and has held numerous open house activities.  The property is offering one free month rent as a leasing incentive.  The property operated slightly below breakeven in 2007.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Montague Place, LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The real estate tax, insurance and mortgage payments are current.

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

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit family property located in Jacksonville, NC.  In 2007, the average occupancy was 91% but operations were below breakeven.  The average occupancy in the first quarter of 2008 remains at 91%; however, a $20 per unit rent increase as of January 1, 2008 coupled with reduced expenses has resulted in above breakeven operations.  The operating general partner’s operating deficit guarantee is unlimited in time and amount.  The tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Village Terrace Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28-unit development located in Las Cruces, NM.  On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of twelve units.  Prior to the fire Franklin Vista III was operating at 100% occupancy.  Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, mainly involving sprinkler installation.  On May 11, 2005 a building permit was issued to the contractor and reconstruction began.  All repairs were scheduled to be complete and the units placed back online before the end of October 2005.  The Certificate of Occupancy from the contractor was received on November 28, 2005.  The owner, architect, and Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in.  During the month of December 2005, all twelve re-built units were occupied.  As of January 4, 2006, occupancy for the entire complex was back at 100%.  Franklin Vista III has been operating at 100% occupancy since 2006.  The property is expected to continue to operate above breakeven.  The property’s tax credit compliance period expired as of December 31, 2006; all tax credits have been delivered.  All real estate tax, insurance and mortgage payments are current.  On December 31, 2007, the low income housing tax credit compliance period expired with respect to Franklin Vista III Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  In 2007 the property averaged 99% occupancy and operated above breakeven.

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi.  This property is located in a remote location.  Unlike its competing properties it does not have project-based Section 8 subsidy or any other form of project-based rental assistance.  Operations rebounded slightly in 2007 from its dismal 2006 performance, however they were still below breakeven.  Low rent levels and occupancy below 90% mainly contributed to the deficit. Occupancy through first quarter 2008 is up slightly to 93%.  The operating general partner will continue to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current.

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

In December 2006, the investment general partner exercised an option to transfer its interest in Hunter’s Run of Douglas LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,405,000 and cash proceeds to the investment limited partner of $56,200. The transaction closed in January 2007.  Of the proceeds received, $3,600 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the sale. Of the proceeds received, $6,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds of $46,600 were returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $46,600 as of March 31, 2007.

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

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia.  Occupancy began to decline in the third quarter of 2006 and management responded by replacing site staff.  Occupancy improved throughout 2007 and averaged 90% but operations remained below breakeven. Through the first quarter of 2008, occupancy averaged 93% but insufficient rental rates have kept operations slightly below breakeven.  The mortgage, taxes, and insurance are current.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2007, the investment general partner of Carleton Court approved an agreement to sell the property. The transaction was anticipated to close in February 2008; however, the buyer was unable to consummate the sale and the agreement expired in February 2008. The Operating Partnership’s 15-year low income housing tax credit compliance period expired on December 31, 2005.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2008, the investment general partner of Navapai Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $980,650, which includes the outstanding mortgage balance of approximately $850,650 and cash proceeds to the investment limited partners of $91,000.  Of the total proceeds anticipated to be received, it is anticipated that $9,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $82,000 are anticipated to be returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2008, the investment general partner of Chaparral Associates approved an agreement to sell the property and the transaction is anticipated to close in August 2008. The anticipated sales price for the property is $770,768, which includes the outstanding mortgage balance of approximately $670,768 and cash proceeds to the investment limited partners of $70,000.  Of the total proceeds anticipated to be received, it is anticipated that $9,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $61,000 are anticipated to be returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Excelsior Springs Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $603,539 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Smithville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,205,936 and anticipated cash proceeds to the investment partnership of $51,360.  The transaction is anticipated to close in June 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $46,360 is anticipated to be returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Partnership is April 1, 2008.  In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Partnership is April 1, 2009. The Partnership is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141 R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The standard is effective for fiscal years ending after December 15, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements.  However, the Partnership does not expect SFAS 141R to have a material impact on the Partnership’s statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Partnership does not expect SFAS 160 to have a material impact on the Partnership’s financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these Acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in their forward-looking statements, the inclusion of information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

(a)

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

	(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Partnership’s internal control system over financial reporting is designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the Partnership’s internal controls and procedures over financial reporting as of March 31, 2008. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

(c)	Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 59, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 46, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston

Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 61, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 44, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2008 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2008 was $1,497,341. The annual partnership management fee paid during the year ended March 31, 2008 was $3,294,801.  Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $94,333 for amounts charged to operations during the year ended March 31, 2008. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships.  The Partnership reimbursed to the affiliates of the general partner a total of $62,550 from Series 12 for prior advances to the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2008, 18,679,738 BACs had been issued.  The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave., Suite 200, Pasadena, CA, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 9	9.43%
Series 10	5.14%
Series 11	13.99%
Series 12	8.92%
Series 14	7.19%

(b)	Security ownership of management.

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

The Partnership has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership.  Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2008.

(b)	Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Partnership has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2008 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser. 10	Ser. 11	Ser. 12	Ser. 14
Audit Fees	$11,252	$23,282	$22,202	$22,202	$25,602	$47,122

Audit Related Fees			500	1,000	250	1,750

Tax Fees	3,715	9,795	8,845	9,035	10,365	18,915

All Other Fees	—	—	—	—	—	—

Total	$14,967	$33,077	$31,547	$32,237	$36,217	$67,787

Fees paid to the Partnership’s independent auditors for fiscal year 2007 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser. 10	Ser. 11	Ser. 12	Ser. 14
Audit Fees	$10,789	$22,359	$21,319	$21,319	$24,589	$45,279

Audit Related Fees			500	750	250	1,500

Tax Fees	3,970	9,700	9,700	9,700	11,740	19,320

All Other Fees	—	—	—	—	—	—

Total	$14,759	$32,059	$31,519	$31,769	$36,579	$66,099

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements - Filed herein as Exhibit 13

Balance Sheets, March 31, 2008 and 2007

Statement of Operations, Years ended March 31, 2008, and 2007

Statements of Changes in Partners’ Capital, Years ended March 31, 2008, and 2007

Statements of Cash Flows, Years ended March 31, 2008, and 2007

Notes to Financial Statements, March 31, 2008, and 2007

Crestwood RRH, LTD. - Filed herein as Exhibit 99.1

Independent Auditors’ Report

Balance Sheets, December 31, 2007 and 2006

Statements of Operations, Years ended December 31, 2007 and 2006

Statements of Cash Flow, Years ended December 31, 2007 and 2006

Statements of Changes in Partners’ Capital, Years ended December 31, 2007 and 2006

Notes to Financial Statements, Years ended December 31, 2007 and 2006

(a) 2.	Financial Statement Schedules

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)	1. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Exhibit No. 13 - Financial Statements

a.	Financial Statement of Boston Capital Tax Credit Fund II Limited Partnership, filed herein

Exhibit No. 23 - Consents of experts and counsel.

a.	Independent Auditor’s Reports for Operating Partnerships, filed herein

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P. General Partner

	By:	BCA Associates Limited Partnership, General Partner

Date:	By:	C&M Management Inc., General Partner

July 14, 2008	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2008	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

July 14, 2008	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.