Form 10-Q
period 2008-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2008-08-19
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

or

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
FOR THE QUARTER ENDED June 30, 2008

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30,2008

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

Changes in Partners' Capital (DEFICIT) Series 10 20

Changes in Partners' Capital (DEFICIT) Series 11 20

Changes in Partners' Capital (DEFICIT) Series 12 21

Changes in Partners' Capital (DEFICIT) Series 14 21

Statements of Cash Flows 22

Statements of Cash Flows Series 07 23

Statements of Cash Flows Series 09 24

Statements of Cash Flows Series 10 25

Statements of Cash Flows Series 11 26

Statements of Cash Flows Series 12 27

Statements of Cash Flows Series 14 28

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,895,670	$ 2,010,067

OTHER ASSETS
Cash and cash equivalents	1,159,348	1,085,277
Deferred acquisition costs (Note B)	495,773	504,471
Other assets	15,700	14,138
	$ 3,566,491	$ 3,613,953

LIABILITIES
Accounts payable	$ 15,050	$ 10,669
Accounts payable affiliates (Note C)	26,147,785	25,821,618
Capital contributions payable (Note D)	201,653	201,653
	26,364,488	26,033,940
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(21,016,977)	(20,642,748)

General Partner	(1,781,020)	(1,777,239)
	(22,797,997)	(22,419,987)
	$ 3,566,491	$ 3,613,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	136,522	157,566
Deferred acquisition costs (Note B)	-	-
Other assets	-	-
	$ 136,522	$ 157,566

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (Note C)	322,666	340,032
Capital contributions payable (Note D)	-	-
	322,666	340,413

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(96,687)	(93,423)

General Partner	(89,457)	(89,424)
	(186,144)	(182,847)
	$ 136,522	$ 157,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	145,895	149,621
Deferred acquisition costs (Note B)	5,507	5,604
Other assets	14,138	14,138
	$ 165,540	$ 169,363

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (Note C)	6,405,221	6,336,281
Capital contributions payable (Note D)	-	-
	6,405,221	6,336,662

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,842,446)	(5,770,788)

General Partner	(397,235)	(396,511)

	(6,239,681)	(6,167,299)
	$ 165,540	$ 169,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 116,009	$ 126,503

OTHER ASSETS
Cash and cash equivalents	160,007	152,374
Deferred acquisition costs (Note B)	29,358	29,873
Other assets	-	-
	$ 305,374	$ 308,750

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (Note C)	2,972,611	2,939,452
Capital contributions payable (Note D)	-	-
	2,972,611	2,939,833

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,445,651)	(2,409,859)

General Partner	(221,586)	(221,224)
	(2,667,237)	(2,631,083)
	$ 305,374	$ 308,750

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,120,607	$ 1,172,660

OTHER ASSETS
Cash and cash equivalents	161,232	149,771
Deferred acquisition costs (Note B)	21,585	21,964
Other assets	1,562	-
	$ 1,304,986	$ 1,344,395

LIABILITIES
Accounts payable	$ 30	$ 411
Accounts payable affiliates (Note C)	2,993,703	2,938,146
Capital contributions payable (Note D)	-	-
	2,993,733	2,938,557

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,457,174)	(1,363,535)

General Partner	(231,573)	(230,627)
	(1,688,747)	(1,594,162)
	$ 1,304,986	$ 1,344,395

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	118,248	105,077
Deferred acquisition costs (Note B)	132,862	135,193
Other assets	-	-
	$ 251,110	$ 240,270

LIABILITIES

Accounts payable	$ 7,520	$ 7,901
Accounts payable affiliates (Note C)	4,340,655	4,292,427
Capital contributions payable (Note D)	9,241	9,241
	4,357,416	4,309,569

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,814,112)	(3,777,475)

General Partner	(292,194)	(291,824)
	(4,106,306)	(4,069,299)
	$ 251,110	$ 240,270

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 659,054	$ 710,904

OTHER ASSETS
Cash and cash equivalents	437,444	370,868
Deferred acquisition costs (Note B)	306,461	311,837
Other assets	-	-
	$ 1,402,959	$ 1,393,609

LIABILITIES

Accounts payable	$ 7,500	$ 1,214
Accounts payable affiliates (Note C)	9,112,929	8,975,280
Capital contributions payable (Note D)	192,412	192,412
	9,312,841	9,168,906

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(7,360,907)	(7,227,668)

General Partner	(548,975)	(547,629)
	(7,909,882)	(7,775,297)
	$ 1,402,959	$ 1,393,609

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 5,353	$ 17,636
Other income	7,022	9,797
	12,375	27,433

Share of income (loss) from Operating Partnerships(Note D)	(56,310)	240,563

Expenses

Professional Fees	7,282	11,309
Partnership management fee (Note C)	290,487	267,553
Amortization	8,698	8,698
General and administrative expenses	27,608	12,736
	334,075	300,296

NET INCOME (LOSS)	$ (378,010)	$ (32,300)

Net income(loss) allocated to assignees	$ (374,229)	$ (31,977)

Net income(loss) allocated general partner	$ (3,781)	$ (323)

Net income(loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2008	2007

Income
Interest income	$ 699	$ 1,446
Other income	1,320	1,320
	2,019	2,766

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	663	1,596
Partnership management fee (Note C)	1,974	723
Amortization	-	-
General and administrative expenses	2,679	1,003
	5,316	3,322

NET INCOME (LOSS)	$ (3,297)	$ (556)

Net income(loss) allocated to assignees	$ (3,264)	$ (550)

Net income(loss) allocated general partner	$ (33)	$ (6)

Net income(loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2008	2007

Income
Interest income	$ 717	$ 1,198
Other income	-	1,427
	717	2,625

Share of income (loss) from Operating Partnerships(Note D)	-	57,410

Expenses

Professional Fees	843	3,219
Partnership management fee (Note C)	67,240	71,019
Amortization	97	97
General and administrative expenses	4,919	2,231
	73,099	76,566

NET INCOME (LOSS)	$ (72,382)	$ (16,531)

Net income(loss) allocated to assignees	$ (71,658)	$ (16,366)

Net income(loss) allocated general partner	$ (724)	$ (165)

Net income(loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2008	2007

Income
Interest income	$ 709	$ 3,564
Other income	-	74
	709	3,638

Share of income (loss) from Operating Partnerships(Note D)	(1,393)	211,163

Expenses

Professional Fees	692	1,613
Partnership management fee (Note C)	30,186	(1,540)
Amortization	515	515
General and administrative expenses	4,077	1,494
	35,470	2,082

NET INCOME (LOSS)	$ (36,154)	$ 212,719

Net income(loss) allocated to assignees	$ (35,792)	$ 210,592

Net income(loss) allocated general partner	$ (362)	$ 2,127

Net income(loss) per BAC	$ (.01)	$ .09

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2008	2007

Income
Interest income	$ 705	$ 1,914
Other income	185	35
	890	1,949

Share of income (loss) from Operating Partnerships(Note D)	(41,791)	(11,630)

Expenses

Professional Fees	623	1,607
Partnership management fee (Note C)	49,051	60,065
Amortization	379	379
General and administrative expenses	3,631	2,815
	53,684	64,866

NET INCOME (LOSS)	$ (94,585)	$ (74,547)

Net income(loss) allocated to assignees	$ (93,639)	$ (73,802)

Net income(loss) allocated general partner	$ (946)	$ (745)

Net income(loss) per BAC	$ (.04)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2008	2007

Income
Interest income	$ 505	$ 4,506
Other income	5,517	4,007
	6,022	8,513

Share of income (loss) from Operating Partnerships(Note D)	-	55,063

Expenses

Professional Fees	2,671	1,620
Partnership management fee (Note C)	33,458	28,611
Amortization	2,331	2,331
General and administrative expenses	4,569	1,910
	43,029	34,472

NET INCOME (LOSS)	$ (37,007)	$ 29,104

Net income(loss) allocated to assignees	$ (36,637)	$ 28,813

Net income(loss) allocated general partner	$ (370)	$ 291

Net income(loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2008	2007

Income
Interest income	$ 2,018	$ 5,008
Other income	-	2,934
	2,018	7,942

Share of income (loss) from Operating Partnerships(Note D)	(13,126)	(71,443)

Expenses

Professional Fees	1,790	1,654
Partnership management fee (Note C)	108,578	108,675
Amortization	5,376	5,376
General and administrative expenses	7,733	3,283
	123,477	118,988

NET INCOME (LOSS)	$(134,585)	$ (182,489)

Net income(loss) allocated to assignees	$(133,239)	$ (180,664)

Net income(loss) allocated general partner	$ (1,346)	$ (1,825)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(20,642,748)	$ (1,777,239)	$ (22,419,987)

Net loss	(374,229)	(3,781)	(378,010)

Partners' capital (deficit), June 30, 2008	$(21,016,977)	$ (1,781,020)	$ (22,797,997)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2008	$ (93,423)	$ (89,424)	$ (182,847)

Net loss	(3,264)	(33)	(3,297)

Partners' capital (deficit) June 30, 2008	$ (96,687)	$ (89,457)	$ (186,144)

Series 9
Partners' capital (deficit) April 1, 2008	$(5,770,788)	$ (396,511)	$(6,167,299)

Net loss	(71,658)	(724)	(72,382)

Partners' capital (deficit) June 30, 2008	$(5,842,446)	$ (397,235)	$(6,239,681)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2008	$ (2,409,859)	$ (221,224)	$ (2,631,083)

Net loss	(35,792)	(362)	(36,154)

Partners' capital (deficit) June 30, 2008	$ (2,445,651)	$ (221,586)	$ (2,667,237)

Series 11
Partners' capital (deficit) April 1, 2008	$ (1,363,535)	$ (230,627)	$ (1,594,162)

Net loss	(93,639)	(946)	(94,585)

Partners' capital (deficit) June 30, 2008	$ (1,457,174)	$ (231,573)	$ (1,688,747)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2008	$(3,777,475)	$ (291,824)	$(4,069,299)

Net loss	(36,637)	(370)	(37,007)

Partners' capital (deficit) June 30, 2008	$(3,814,112)	$ (292,194)	$(4,106,306)

Series 14
Partners' capital (deficit) April 1, 2008	$(7,227,668)	$ (547,629)	$(7,775,297)

Net loss	(133,239)	(1,346)	(134,585)

Partners' capital (deficit) June 30, 2008	$(7,360,907)	$ (548,975)	$(7,909,882)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (378,010)	$ (32,300)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	40,587	5,870
Amortization	8,698	8,698
Share of (Income)Loss from Operating Partnerships	56,310	(240,563)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,381	92,500
Decrease (Increase) in other assets	(1,562)	(2,700)
(Decrease) Increase in accounts payable affiliates	326,167	(249,335)

Net cash (used in) provided by operating activities	56,571	(417,830)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	17,500	533,828

Net cash (used in) provided by investing activities	17,500	533,828

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,071	115,998

Cash and cash equivalents, beginning	1,085,277	2,005,864

Cash and cash equivalents, ending	$ 1,159,348	$ 2,121,862

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (3,297)	$ (556)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(17,366)	8,276

Net cash (used in) provided by operating activities	(21,044)	7,720

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,044)	7,720

Cash and cash equivalents, beginning	157,566	187,030

Cash and cash equivalents, ending	$ 136,522	$ 194,750

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (72,382)	$ (16,531)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	97	97
Share of (Income) Loss from Operating Partnerships	-	(57,410)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	15,000
Decrease (Increase) in accounts receivable	-	(2,700)
(Decrease) Increase in accounts payable affiliates	68,940	77,886

Net cash (used in) provided by operating activities	(3,726)	16,342

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	57,410

Net cash (used in) provided by investing activities	-	57,410

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,726)	73,752

Cash and cash equivalents, beginning	149,621	141,756

Cash and cash equivalents, ending	$ 145,895	$ 215,508

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (36,154)	$ 212,719
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	9,101	-
Amortization	515	515
Share of (Income)Loss from Operating Partnerships	1,393	(211,163)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	22,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	33,159	(117,502)

Net cash (used in) provided by operating activities	7,633	(92,931)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	311,906

Net cash (used in) provided by investing activities	-	311,906

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,633	218,975

Cash and cash equivalents, beginning	152,374	312,676

Cash and cash equivalents, ending	$ 160,007	$ 531,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (94,585)	$ (74,547)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	10,262	-
Amortization	379	379
Share of Income(Loss) from Operating Partnerships	41,791	11,630
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	55,000
Decrease (Increase) in accounts receivable	(1,562)	-
(Decrease) Increase in accounts payable affiliates	55,557	30,542

Net cash (used in) provided by operating activities	11,461	23,004

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	39,677

Net cash (used in) provided by investing activities	-	39,677

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,461	62,681

Cash and cash equivalents, beginning	149,771	211,850

Cash and cash equivalents, ending	$ 161,232	$ 274,531

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (37,007)	$ 29,104
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	2,331	2,331
Share of (Income) Loss from Operating Partnerships	-	(55,063)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	48,228	(137,005)

Net cash (used in) provided by operating activities	13,171	(160,633)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	124,835

Net cash (used in) provided by investing activities	-	124,835

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,171	(35,798)

Cash and cash equivalents, beginning	105,077	502,693

Cash and cash equivalents, ending	$ 118,248	$ 466,895

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (134,585)	$ (182,489)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	21,224	5,870
Amortization	5,376	5,376
Share of (Income)Loss from Operating Partnerships	13,126	71,443
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,286	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	137,649	(111,532)

Net cash (used in) provided by operating activities	49,076	(211,332)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	17,500	-

Net cash (used in) provided by investing activities	17,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,576	(211,332)

Cash and cash equivalents, beginning	370,868	649,859

Cash and cash equivalents, ending	$ 437,444	$ 438,527

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2008 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2008, the
Partnership has accumulated unallocated acquisition amortization totaling
$495,773. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of June 30, 2008 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,507, $29,358, $21,585, $132,862, and
$306,461, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable - affiliates at June 30, 2008 and 2007 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ 2,634	$ 8,277
Series 9	68,940	77,886
Series 10	33,159	47,010
Series 11	55,557	70,219
Series 12	48,228	50,380
Series 14	137,649	146,745

	$ 346,167	$ 400,517

The partnership management fee paid for the quarters ended June 30, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ 20,000	$ -
Series 9	-	-
Series 10	-	164,512
Series 11	-	39,677
Series 12	-	124,835
Series 14	-	258,277

	$ 20,000	$ 587,301

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2008 and 2007 the Partnership had limited partnership interests in 189 and 217 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2008 and 2007 by series is as follows:

	2008	2007
Series 7	3	7
Series 9	32	36
Series 10	22	28
Series 11	25	32
Series 12	33	35
Series 14	74	79

	189	217

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2008 and 2007 by series are as follows:

	2008	2007
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	22,528
Series 12	9,241	11,405
Series 14	192,412	202,412

	$201,653	$236,345

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the three months ended June 30, 2008 the Partnership disposed of one of the Operating Partnerships. A summary of the dispositions by Series for June 30, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	-	-
Series 11	-	-	-	-
Series 12	-	-	-	-
Series 14	1	-	17,500	17,500
Total	1	-	$17,500	$17,500

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2008.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2008	2007

Revenues
Rental	$ 9,013,412	$ 9,907,108
Interest and other	262,344	459,460
	9,275,756	10,366,568

Expenses
Interest	1,887,448	2,128,449
Depreciation and amortization	2,052,620	2,309,977
Operating expenses	6,816,063	7,437,380
	10,756,131	11,875,806

NET LOSS	$(1,480,375)	$(1,509,238)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,465,570)	$(1,494,146)

Net loss allocated to other partners	$ (14,805)	$ (15,092)

*Amounts include $1,391,760 and $1,393,408 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2008	2007

Revenues
Rental	$ 62,915	$ 203,730
Interest and other	4,217	43,082
	67,132	246,812

Expenses
Interest	8,570	84,908
Depreciation and amortization	5,335	27,024
Operating expenses	74,985	205,077
	88,890	317,009

NET LOSS	$ (21,758)	$ (70,197)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (21,540)	$ (69,495)

Net loss allocated to other partners	$ (218)	$ (702)

*Amounts include $21,540 and $69,495 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2008	2007

Revenues
Rental	$ 1,853,670	$ 1,750,406
Interest and other	(48,171)	54,935
	1,805,499	1,805,341

Expenses
Interest	365,028	432,223
Depreciation and amortization	445,151	495,099
Operating expenses	1,225,724	1,295,011
	2,035,903	2,222,333

NET LOSS	$ (230,404)	$ (416,992)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (228,100)	$ (412,822)

Net loss allocated to other partners	$ (2,304)	$ (4,170)

*Amounts include $228,100 and $412,822 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2008	2007

Revenues
Rental	$ 798,743	$ 1,141,530
Interest and other	43,267	30,063
	842,010	1,171,593

Expenses
Interest	151,639	252,810
Depreciation and amortization	211,400	391,612
Operating expenses	607,293	757,125
	970,332	1,401,547

NET LOSS	$ (128,322)	$ (229,954)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (127,039)	$ (227,654)

Net loss allocated to other partners	$ (1,283)	$ (2,300)

*Amounts include $125,646 and $223,175 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2008	2007

Revenues
Rental	$ 1,419,451	$ 1,733,170
Interest and other	81,056	128,515
	1,500,507	1,861,685

Expenses
Interest	238,026	323,182
Depreciation and amortization	221,173	278,132
Operating expenses	1,153,587	1,476,481
	1,612,786	2,077,795

NET LOSS	$ (112,279)	$ (216,110)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (111,156)	$ (213,949)

Net loss allocated to other partners	$ (1,123)	$ (2,161)

*Amounts include $69,365 and $189,134 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2008	2007

Revenues
Rental	$ 1,116,669	$ 1,342,872
Interest and other	71,603	58,850
	1,188,272	1,401,722

Expenses
Interest	371,664	287,673
Depreciation and amortization	124,235	142,223
Operating expenses	1,009,026	1,154,876
	1,504,925	1,584,772

NET LOSS	$ (316,653)	$ (183,050)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (313,486)	$ (181,220)

Net loss allocated to other partners	$ (3,167)	$ (1,830)

*Amounts include $313,486 and $181,220 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2008	2007

Revenues
Rental	$ 3,761,964	$ 3,735,400
Interest and other	110,372	144,015
	3,872,336	3,879,415

Expenses
Interest	752,521	747,653
Depreciation and amortization	1,045,326	975,887
Operating expenses	2,745,448	2,548,810
	4,543,295	4,272,350

NET LOSS	$ (670,959)	$ (392,935)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (664,249)	$ (389,006)

Net loss allocated to other partners	$ (6,710)	$ (3,929)

*Amounts include $633,623 and $317,563 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2008
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2008 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

As of the report date, the Partnership has entered into agreements to sell interests in twenty-six Operating Partnerships, including all three remaining Operating Partnerships in Series 7. The estimated sales price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these twenty-six Operating Partnerships are $2,898,006. The estimated gain on sales of the Operating Partnerships is $2,613,496 and is expected to be recognized in the third or fourth quarter of fiscal year 2009.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2008 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2008 in the amount of $7,022. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2008 were $346,167 and total partnership management fees accrued as of June 30, 2008 were $25,399,865. During the three months ended June 30, 2008, $20,000 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2008, an affiliate of the general partner of the Partnership advanced a total of $747,920 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended June 30, 2008 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$ 322,613
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$ 747,920

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2008, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2008 the Partnership had $1,159,348 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	3	$ 136,522
9	41,574,018	4,178,029	05/04/90	32	145,895
10	24,288,997	2,428,925	08/24/90	22	160,007
11	24,735,002	2,489,599	12/27/90	25	161,232
12	29,710,003	2,972,795	04/30/91	33	118,248
14	55,728,997	5,574,290	01/27/92	74	437,444

	$186,398,017	18,679,738		189	$1,159,348

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of June 30, 2008 are $136,522, $145,895, $160,007, $161,232, $109,007 and $245,032, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2008 and 2007 the Partnership held limited partnership interests in 189 and 217 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 07	$ 1,974	$ 660
Series 09	67,240	1,700
Series 10	30,186	2,973
Series 11	49,051	6,506
Series 12	33,458	14,770
Series 14	108,578	29,071
	$ 290,487	$ 55,680

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2008 all of which were 100% Qualified Occupancy.

For the periods ended June 30, 2008 and 2007, Series 7 reflects net loss from Operating Partnerships of $(21,758) and $(70,197), respectively, which includes depreciation and amortization of $5,335 and $27,024, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $601,350 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $555,337 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $466,923 and anticipated cash proceeds to the investment partnership of $21,400. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $16,400 is anticipated to be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 9)

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 99.9%. The series had a total of 32 properties at June 30, 2008. Out of the total, 31 were at 100% Qualified Occupancy.

For the periods ended June 30, 2008 and 2007, Series 9 reflects loss from Operating Partnerships of $(230,404) and $(416,992), respectively, which includes depreciation and amortization of $445,151 and $495,099, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. Despite occupancy averaging 99% in 2007, the property operated below breakeven due to insufficient rental rates. Operating expenses declined approximately $122 per unit from 2006 to 2007. Additionally, the accounts payable balance was paid down throughout the year. The operating general partner has not been able to implement a rent increase because the elderly tenants are on limited income and an increase would cause turnover. During the first and second quarters of 2008, occupancy has remained strong averaging 99%. Management is hopeful that the complex will reach breakeven in the near future as expenses are lowered. The investment general partner will continue to monitor the property's operations. The operating general partner continues to fund deficits as the guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

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

In May 2007, the investment general partner of School Street II LP approved an agreement to sell the property and the transaction closed on July 10, 2007. The sales price of the property was $875,000, which includes the outstanding mortgage balance of approximately $625,716. After the payment of all costs related to the sale of the property, including the brokerage commission, legal fees, satisfaction of the outstanding mortgage balance, and repayment of previous advances to the operating general partner in accordance with the operating partnership agreement, cash proceeds to the investment limited partner were $0. As part of the purchase agreement, the buyer was required to maintain the property as affordable housing through the end of the tax credit compliance period which ended December 31, 2007. In addition, the operating general partner has provided a recapture bond on behalf of the investment limited partner to avoid the recapture of the tax credits that have been taken. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was been recorded.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. The property's operations were strong in 2007, with an average occupancy of 94%. Although occupancy declined slightly in 2008 and ended the second quarter with an 89% average, the property continues to operate above breakeven. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the compliance period expired in 2007.

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

Glenwood Hotel Investors (Glenwood Hotel) is 36-unit single room occupancy development, located in Porterville, CA. Average physical occupancy remained strong and stable at 97% in 2007. Despite the strong average occupancy in 2007 the property continued to operate below breakeven due to low rental rates. As of March 31, 2008, this property was 95% occupied. In the second quarter of 2008, the property was 98% occupied. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $20,804 in 2007. The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.

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

In June 2007, the investment general partner transferred the investment partnership's interest in Old Stage Road Associates Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,225,662 and cash proceeds to the investment partnership of $31,999. Of the total proceeds received, $912 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $23,587 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,587 as of June 30, 2007.

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

In January 2008, the investment general partner transferred its interest in Rainbow Garden Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,168,553 and cash proceeds to the investment partnership of $42,068. Of the total proceeds received, $1,517 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $25,551 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,551 as of March 31, 2008.

In December 2007, the investment general partner of Series 9 entered into an agreement to transfer 99% of its interest in Haines City Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,374,226 and cash proceeds to the investment partnership of $48,000. Of the total proceeds to be received, $8,208 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $32,292 will be returned to cash reserves held by Series 9. The sale of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in December 2008 for the purchaser's assumption of the outstanding mortgage balance of approximately $13,881 and cash proceeds of $10,000. The remaining proceeds of $10,000 is anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,292 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In December 2007, the investment general partner of Westside Associates Limited Partnership approved an agreement to sell the property. The transaction was anticipated to close in February 2008; however, the buyer was unable to consummate the sale and the agreement expired in February 2008. The operating partnership's 15-year low income housing tax credit compliance period expired on December 31, 2004. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 10)

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2008 and 2007, Series 10 reflects net loss from Operating Partnerships of $(128,322) and $(229,954), respectively, which includes depreciation and amortization of $211,400 and $391,612, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stratford Square LP (Stratford Square Apartments) is a 24-unit elderly community located in Brundidge, Alabama. Historically, the property has operated with high occupancy and has been able to generate cash flow. Occupancy averaged 94% in 2007. Occupancy was 96% at the end of the second quarter of 2008. All mortgage, tax and insurance payments are current. The operating deficit guarantee is unlimited in time and amount. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Stratford Square Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete against other affordable housing developments in the area that offer rental assistance. The market area remains soft due to loss of industry. As a result, management struggles to maintain occupancy levels at or above 90%. In 2007 occupancy averaged 89%, in line with historical averages. As of June 30, 2008, occupancy is 92% and averaging 87% year-to-date. The Operating Partnership continues to operate below breakeven status. Management has made several unsuccessful attempts to obtain a real estate tax abatement for the property. Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the operating deficit by accruing management fees due to an affiliated company combined with cash advances totaling $18,278.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in Ironton Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $596,371 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Stockton Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $427,070 and anticipated cash proceeds to the investment partnership of $12,840. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $7,840 is anticipated to be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Butler Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $485,544 and cash proceeds to the investment limited partner of $18,400. Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,400 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Hart Properties Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $883,613 and cash proceeds to the investment limited partner of $36,800. Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $31,800 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11)

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties, all of which were 100% at June 30, 2008.

For the periods ended June 30, 2008 and 2007, Series 10 reflects net loss from Operating Partnerships of $(112,279) and $(216,110), respectively, which includes depreciation and amortization of $221,173 and $278,132, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In December 2005, the permanent mortgage was fully paid off; as a result the cash flow increased by $7,466 a month. In 2006 the property's average occupancy increased to 90%, allowing the property to operate above breakeven. In 2007, average physical occupancy decreased to 82%. Despite the decrease in the occupancy the property is still able to operate at breakeven. Low occupancy is due to heavy construction that is going on across the street from the property. The city is building a highway overpass right next to the property. In the recent months the area became very noisy and dusty, causing some of the existing residents to move out. As a result of the ongoing construction occupancy dropped to 59% as of March 31, 2008. Through second quarter 2008 occupancy is continuing to drop and as of June this property was operating with physical occupancy of 58%. The construction of the overpass is expected to be completed by October 2008. Due to the heavy construction, management is having difficulty attracting new residents. Additionally as the property is 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The real estate taxes and insurance are current. The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.

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

In August 2006, the Montana Board of Housing conducted an inspection and found numerous physical and file deficiencies and issued several 8823s. The management company resigned. The Operating Partnership engaged a new management company and undertook the remediation of the conditions that elicited the 8823s, with the investment general partner providing $22,500 of additional funds to the property when remediation costs exceeded the cash available from property operations. The Operating Partnership retained ownership of the property through the Low Income Housing Tax Credit compliance period, which ended on December 31, 2006. After canceling the first Trustee Sale in December 2006, the lender scheduled a new Trustee Sale for July 6, 2007, at which time the property was bid in by the lender for an amount slightly less than the outstanding debt. Therefore, no proceeds were available for Series 11 as the result of the Trustee Sale. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. In addition, equity outstanding for the Operating Partnership in the amount of $10,000 was recorded as a gain on the sale of the Operating Partnership as of March 31, 2008.

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

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family site. The property produced credits from 1991 through 2001 with the compliance ending on December 31, 2005. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. Despite an average occupancy of 77% in 2007, the property operated above breakeven. This was mainly due to funds from the reserves being withdrawn for expensed improvements and management's ability to keep operating expenses below state averages. Development of a golf course, single family homes and condos at a nearby ski resort has begun to benefit the property, as evidenced by an increase in average occupancy to 85% through the second quarter of 2008. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

On March 30, 2006, the investment general partner entered into a Purchase and Sale Agreement with a non-affiliated entity to purchase the land owned by the property. The purchase price for the land is $1,435,041. In addition, the buyer will reimburse the Operating Partnership $161,037 for debris removal as a result of the hurricanes. In July 2007, cash proceeds to the investment limited partner of $750,000 were received and will be returned to cash reserves held by Series 11. In January 2008, additional cash proceeds to the investment limited partner of $1,989 were received and were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $751,989 as of August 31, 2007.

In January 2007, the investment general partner of Manning Properties Limited Partnership approved an agreement to sell the property and the transaction closed on October 23, 2007. The sales price of the property was $814,243, which equals the outstanding mortgage balance of approximately $814,243. Although there were no proceeds available from the sale, Manning Properties Limited Partnership received a seller's fee totaling $52,944. The investment limited partner received $26,878 of the seller's fee. Of the total proceeds received, $2,700 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $16,678 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,678 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in El Dorado Springs Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $561,702 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Nevada Manor, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $626,534 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 12)

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 99.9%. The series had a total of 33 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2008 and 2007, Series 12 reflects net loss from Operating Partnerships of $(316,653) and $(183,050), respectively, which includes depreciation and amortization of $124,235 and $142,223, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. The partnership operated at a deficit for the year ending 2007 due to low occupancy and higher than expected operating expenses. The investment general partner states high expenses were: administrative costs due to increased advertising to try and fill vacancies, higher than anticipated legal fees as a result of evictions, and increased payroll/insurance costs as a result of additional hours for on-site staff trying to fill vacant units. In addition, utility expenses were higher than 2006 levels due to water leak repairs under a portion of the building slab and an under-budgeted garbage collection expense. As of June 30, 2008, occupancy was 79%, averaging 83% year-to-date. All taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. Occupancy dropped significantly in 2006, and management began to focus their attention on marketing and leasing. Their aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in occupancy to a 2007 average of 85% with above breakeven operations. Through the first two quarters of 2008, average occupancy has continued to increase with June occupancy of 91%. The property operated slightly above breakeven. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. In 2007, occupancy improved to 92% for the year and operating expenses were significantly reduced. Despite this improvement, the property continued to operate below breakeven, as occupancy is still not high enough to support operating expenses. Through the first five months of 2008, occupancy is averaging 89% and the property continues to operate below breakeven. In 2007, the operating general partner replaced the management company for the second time in a year due to an abundance of tenant file errors and poor cost control. After management was released, there was not a full time site manager until June 2008. According to the investment general partner, now that there is a manager in place full time, occupancy is anticipated to improve significantly by the end of August 2008. In April 2008, the property was impacted by tornado damage. A significant portion of the property was damaged, including exterior fascia, windows and all roofs. As of July 1, 2008, the repairs were almost complete and were anticipated to be 100% complete by the end of July. Insurance proceeds permitted the replacement of the entire siding of the affected buildings. Management anticipates the new siding will impact the marketability of the project and improve walk-in traffic. The investment general partner will continue to monitor occupancy and operations and follow up on the insurance proceeds and progress of work. The operating general partner will continue to fund operating deficits as needed. The mortgage, real estate tax and insurance payments are all current; however, the operating general partner is not funding the replacement reserve account.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. During 2007 the property operated with an average occupancy of 89%, and operated below breakeven for the year due to a combination of high vacancy as well as high operating expenses. The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property. A contributing factor to the dip in occupancy was a shift in the West Fargo rental market. In the past few years, families have been leaving the area due to a decline in the quality of area public schools. This shift was not anticipated by the construction industry, and as such, there is an abundance of multifamily products in the area, which has increased competition significantly. In addition to the increase in maintenance expenses, the tax expense increased by 40% from the prior year. According to the investment general partner, the property was initially under-appraised and the increase was due to an adjustment made in the taxable value during the most recent appraisal. Attaining an abatement is extremely unlikely according to the investment general partner. Through the first half of 2008, there was some improvement in occupancy as the average for the year is 94%, however; in June, there was in inordinate amount of move-outs and occupancy declined to 83%. Management is optimistic that they can increase occupancy back above 90% by the end of the leasing season. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90% for the remainder of the year. The mortgage, trade payables, property taxes, and insurance are current.

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. Through the second quarter of 2008, the property averaged 100% occupancy, consistent with historic averages. All mortgage, real estate tax and insurance payments are current.

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

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico. On August 14, 2006, flash floods caused significant damage to the property. The county building inspector determined the property was a complete loss. On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from Federal Emergency Management Agency, and Rural Development. It was determined that the property would be demolished and would not be rebuilt. Demolition was completed in June 2007. The existing mortgage, on which Rural Development (RD) had already agreed to suspend all payments until the property was reconstructed, will be assumed by a new partnership. The existing liability will subsequently be removed from Los Caballos Ltd Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt.

The parcel held by the Los Caballos II partnership will not be the location of the newly constructed project.  The new project will be on an adjacent property outside of the flood zone.  The plan is to have a new partnership absorb the mortgage debt from Los Caballos II.  The investment general partner has requested that RD approve a 'Transfer of Assets' that will move all debt and cash assets of Los Caballos II to a separate entity, but Los Caballos II will retain the land.  If RD accepts this transfer, it will effectively reduce the partnership's total debt from approximately $60,000 to $0, and will leave the land in the name of the Los Caballos II partnership.

As the debt still exists but is simply guaranteed by a new entity, it will not count as 'forgiveness of debt' by RD.  An appraisal of the land was completed on May 25, 2008.  The land value is estimated at $75,000.   Liquidation of the land will be attempted in conjunction with the transfer of assets or afterwards depending on the market.  At that point, the Los Caballos II partnership can begin the process of terminating the partnership.

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

In December 2007, the investment general partner transferred the remaining 50% investment limited partner interest in the Woodside Apartments to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $559,126 and cash proceeds to the investment limited partner of $11,078. Of the proceeds received, $5,261 represented reporting fees due to an affiliate of the investment partnership and the balance represented proceeds from the transfer. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a loss on the partial transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,683 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in Portales Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $139,523 and anticipated cash proceeds to the investment partnership of $47,080. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $42,080 is anticipated to be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Burkesville Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $712,364 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Clarkson Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $714,796 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Evanwood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,412 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 14)

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 99.9%. The series had a total of 74 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2008 and 2007, Series 14 reflects net loss from Operating Partnerships of $(670,959) and $(392,935), respectively, which includes depreciation and amortization of $1,045,326 and $975,887 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. During 2007, occupancy averaged 78%. This was due to move-outs from evictions, as well as the implementation of a substantial rent increase. The evictions were the result of non-payment of rent, lease violations, or suspected criminal activity. However, the rent increase generated approximately $20,000 in revenue which allowed the partnership to breakeven. During the first and second quarters of 2008, occupancy remained stagnant averaging 76%. Evictions and move-outs, as well as manager turnover, are to blame. The property struggles to cover operating expenses because of the low occupancy. During May, the on-site manager was replaced with a more experienced manager who is dedicated to improving operations and occupancy. Current measures include blanketing the immediate area with flyers, as well as working with local non-profit agencies and area employers. Additionally, units are upgraded with new carpeting and vinyl flooring as needed to be more competitive with surrounding complexes. The investment general partner will continue to monitor occupancy and assist management in finding ways to increase qualified traffic. All real estate tax, mortgage, and insurance payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

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

In November 2007, the investment limited partnership transferred the remaining 51% of its interest in Woodfield Commons Limited Partnership for the assumption of 51% of the outstanding mortgage balance and proceeds of $25,000. Of the proceeds received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,625 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds has been recorded in the amount of $10,625 as of December 31, 2007.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance. This request was denied. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. As a result of these efforts, occupancy increased from 83% in 2006 to 92% in 2007. The property operated above breakeven in 2007. Although occupancy decreased to 83% in the first quarter of 2008, it had rebounded to 94% by May and operations are expected to continue to be above breakeven. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wynnewood Village Apartments, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2008, the investment general partner entered into an agreement to transfer its interest in Okemah Village Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $647,815 and cash proceeds to the investment partnership of $40,600. Of the total proceeds received, $15,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $17,500 was returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of June 30, 2008.

Montague Place, LP (Montague Place Apartments) is a 28-unit family complex located in Caro, MI. Occupancy averaged 80% in 2007 for this property, and increased to average 85% in the first quarter of 2008. Management reports that occupancy decreased in the second quarter of 2008, and was at 75% in June. The property receives rental assistance for 22 of the 28 units, and is able to keep those units rented. Due to the weak economy in the surrounding area it has been unable to rent the remaining 6 units. Management advertises in all local newspapers, holds open houses, and works with local agencies to find tenants. The property is offering one free month rent as a leasing incentive. Rural Development granted the property a one-year moratorium on deposits to the replacement reserve from May 2007 to April 2008. This allowed the property to operate above breakeven in 2007 and build up some cash reserves. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Montague Place, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The real estate tax, insurance and mortgage payments are current.

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit family property located in Jacksonville, NC. In 2007, the average occupancy was 91% but operations were below breakeven. The average occupancy in the first half of 2008 remains at 91%; however, a $20 per unit rent increase as of January 1, 2008 coupled with reduced expenses has resulted in above breakeven operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Village Terrace Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28-unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of twelve units. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, mainly involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor was received on November 28, 2005. The owner, architect, and Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December 2005, all twelve re-built units were occupied. As of January 4, 2006, occupancy for the entire complex was back at 100%. Franklin Vista III has been operating at 100% occupancy since 2006. The property is expected to continue to operate above breakeven. The property's tax credit compliance period expired as of December 31, 2006; all tax credits have been delivered. All real estate tax, insurance and mortgage payments are current. On December 31, 2007, the low income housing tax credit compliance period expired with respect to Franklin Vista III Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. In 2007 the property averaged 99% occupancy and operated above breakeven. The average occupancy for the first half of 2008 is 98%.

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location. Unlike its competing properties it does not have project-based Section 8 subsidy or any other form of project-based rental assistance. Operations rebounded slightly in 2007 from 2006 performance; however, the property continued to operate below breakeven. Low rent levels and occupancy below 90% mainly contributed to the deficit. Occupancy through second quarter of 2008 is up slightly to 91%. The operating general partner will continue to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Pine Ridge Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006 and management responded by replacing site staff. Occupancy improved throughout 2007 and averaged 90% but operations remained below breakeven. During the second quarter of 2008, occupancy averaged 96% but insufficient rental rates have kept operations slightly below breakeven. The mortgage, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2007, the investment general partner of Carleton Court approved an agreement to sell the property. The transaction was anticipated to close in February 2008; however, the buyer was unable to consummate the sale and the agreement expired in February 2008. The operating partnership's 15-year low income housing tax credit compliance period expired on December 31, 2005. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in Excelsior Springs Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $603,539 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Smithville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,205,936 and anticipated cash proceeds to the investment partnership of $51,360. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $46,360 is anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in San Jacinto Investors II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,300,281 and anticipated cash proceeds to the investment partnership of $250,000. The transaction is anticipated to close in December 2008. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $235,000 is anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

As of March 31, 2004, the Partnership adopted FASB Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

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

The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

In February 2007 the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 141R on its financial statements. However, the Partnership does not expect SFAS 141R to have a material impact on the Partnership's statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4T	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 19, 2008	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2008	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 19, 2008	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.