Form 10-Q
period 2008-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2008-11-19
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2008

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30,2008

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

Changes in Partners' Capital (DEFICIT) Series 10 27

Changes in Partners' Capital (DEFICIT) Series 11 27

Changes in Partners' Capital (DEFICIT) Series 12 28

Changes in Partners' Capital (DEFICIT) Series 14 28

Statements of Cash Flows 29

Statements of Cash Flows Series 07 30

Statements of Cash Flows Series 09 31

Statements of Cash Flows Series 10 32

Statements of Cash Flows Series 11 33

Statements of Cash Flows Series 12 34

Statements of Cash Flows Series 14 35

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,834,606	$ 2,010,067

OTHER ASSETS
Cash and cash equivalents	1,507,815	1,085,277
Deferred acquisition costs (Note B)	487,076	504,471
Other assets	15,700	14,138
	$ 3,845,197	$ 3,613,953

LIABILITIES
Accounts payable	$ 65,050	$ 10,669
Accounts payable affiliates (Note C)	26,257,178	25,821,618
Capital contributions payable (Note D)	201,653	201,653
	26,523,881	26,033,940
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(20,898,857)	(20,642,748)

General Partner	(1,779,827)	(1,777,239)
	(22,678,684)	(22,419,987)
	$ 3,845,197	$ 3,613,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	190,316	157,566
Deferred acquisition costs (Note B)	-	-
Other assets	-	-
	$ 190,316	$ 157,566

LIABILITIES

Accounts payable	$ 15,000	$ 381
Accounts payable affiliates (Note C)	322,613	340,032
Capital contributions payable (Note D)	-	-
	337,613	340,413

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(58,228)	(93,423)

General Partner	(89,069)	(89,424)
	(147,297)	(182,847)
	$ 190,316	$ 157,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	389,479	149,621
Deferred acquisition costs (Note B)	5,411	5,604
Other assets	14,138	14,138
	$ 409,028	$ 169,363

LIABILITIES

Accounts payable	$ 7,500	$ 381
Accounts payable affiliates (Note C)	6,448,680	6,336,281
Capital contributions payable (Note D)	-	-
	6,456,180	6,336,662

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,651,842)	(5,770,788)

General Partner	(395,310)	(396,511)

	(6,047,152)	(6,167,299)
	$ 409,028	$ 169,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 115,792	$ 126,503

OTHER ASSETS
Cash and cash equivalents	187,657	152,374
Deferred acquisition costs (Note B)	28,843	29,873
Other assets	-	-
	$ 332,292	$ 308,750

LIABILITIES

Accounts payable	$ 10,000	$ 381
Accounts payable affiliates (Note C)	2,927,945	2,939,452
Capital contributions payable (Note D)	-	-
	2,937,945	2,939,833

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,384,683)	(2,409,859)

General Partner	(220,970)	(221,224)
	(2,605,653)	(2,631,083)
	$ 332,292	$ 308,750

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,069,826	$ 1,172,660

OTHER ASSETS
Cash and cash equivalents	162,923	149,771
Deferred acquisition costs (Note B)	21,207	21,964
Other assets	1,562	-
	$ 1,255,518	$ 1,344,395

LIABILITIES
Accounts payable	$ 10,030	$ 411
Accounts payable affiliates (Note C)	3,023,631	2,938,146
Capital contributions payable (Note D)	-	-
	3,033,661	2,938,557

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,545,676)	(1,363,535)

General Partner	(232,467)	(230,627)
	(1,778,143)	(1,594,162)
	$ 1,255,518	$ 1,344,395

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	153,615	105,077
Deferred acquisition costs (Note B)	130,531	135,193
Other assets	-	-
	$ 284,146	$ 240,270

LIABILITIES

Accounts payable	$ 12,520	$ 7,901
Accounts payable affiliates (Note C)	4,334,692	4,292,427
Capital contributions payable (Note D)	9,241	9,241
	4,356,453	4,309,569

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,780,453)	(3,777,475)

General Partner	(291,854)	(291,824)
	(4,072,307)	(4,069,299)
	$ 284,146	$ 240,270

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 648,988	$ 710,904

OTHER ASSETS
Cash and cash equivalents	423,825	370,868
Deferred acquisition costs (Note B)	301,084	311,837
Other assets	-	-
	$ 1,373,897	$ 1,393,609

LIABILITIES

Accounts payable	$ 10,000	$ 1,214
Accounts payable affiliates (Note C)	9,199,617	8,975,280
Capital contributions payable (Note D)	192,412	192,412
	9,402,029	9,168,906

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership Interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(7,477,975)	(7,227,668)

General Partner	(550,157)	(547,629)
	(8,028,132)	(7,775,297)
	$ 1,373,897	$ 1,393,609

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 5,424	$ 22,806
Other income	66,093	5,659
	71,517	28,465

Share of income (loss) from Operating Partnerships(Note D)	557,196	966,237

Expenses

Professional Fees	215,468	204,202
Partnership management fee (Note C)	246,014	324,208
Amortization	8,698	8,698
General and administrative expenses	39,221	62,505
	509,401	599,613

NET INCOME (LOSS)	$ 119,312	$ 395,089

Net income(loss) allocated to assignees	$ 118,119	$ 391,138

Net income(loss) allocated general partner	$ 1,193	$ 3,951

Net income(loss) per BAC	$ .01	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2008	2007

Income
Interest income	$ 621	$ 2,652
Other income	-	(600)
	621	2,052

Share of income (loss) from Operating Partnerships(Note D)	57,760	168,901

Expenses

Professional Fees	13,373	13,154
Partnership management fee (Note C)	2,634	3,650
Amortization	-	-
General and administrative expenses	3,528	4,801
	19,535	21,605

NET INCOME (LOSS)	$ 38,846	$ 149,348

Net income(loss) allocated to assignees	$ 38,458	$ 147,855

Net income(loss) allocated general partner	$ 388	$ 1,493

Net income(loss) per BAC	$ .04	$ .14

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2008	2007

Income
Interest income	$ 625	$ 2,226
Other income	1,367	1,367
	1,992	3,593

Share of income (loss) from Operating Partnerships(Note D)	268,500	44,945

Expenses

Professional Fees	34,048	30,456
Partnership management fee (Note C)	36,897	70,258
Amortization	97	97
General and administrative expenses	6,922	11,238
	77,964	112,049

NET INCOME (LOSS)	$ 192,528	$ (63,511)

Net income(loss) allocated to assignees	$ 190,603	$ (62,876)

Net income(loss) allocated general partner	$ 1,925	$ (635)

Net income(loss) per BAC	$ .05	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2008	2007

Income
Interest income	$ 858	$ 4,540
Other income	52,096	-
	52,954	4,540

Share of income (loss) from Operating Partnerships(Note D)	73,503	4,944

Expenses

Professional Fees	34,475	30,455
Partnership management fee (Note C)	24,344	26,378
Amortization	515	515
General and administrative expenses	5,537	8,633
	64,871	65,981

NET INCOME (LOSS)	$ 61,586	$ (56,497)

Net income(loss) allocated to assignees	$ 60,970	$ (55,932)

Net income(loss) allocated general partner	$ 616	$ (565)

Net income(loss) per BAC	$ .03	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2008	2007

Income
Interest income	$ 669	$ 4,561
Other income	-	-
	669	4,561

Share of income (loss) from Operating Partnerships(Note D)	(9,421)	766,190

Expenses

Professional Fees	31,642	30,415
Partnership management fee (Note C)	43,100	54,122
Amortization	379	379
General and administrative expenses	5,525	8,018
	80,646	92,934

NET INCOME (LOSS)	$ (89,398)	$ 677,817

Net income(loss) allocated to assignees	$ (88,504)	$ 671,039

Net income(loss) allocated general partner	$ (894)	$ 6,778

Net income(loss) per BAC	$ (.04)	$ .27

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2008	2007

Income
Interest income	$ 664	$ 4,453
Other income	1,152	-
	1,816	4,453

Share of income (loss) from Operating Partnerships(Note D)	109,880	3,715

Expenses

Professional Fees	36,372	34,975
Partnership management fee (Note C)	32,562	42,243
Amortization	2,331	2,331
General and administrative expenses	6,431	10,266
	77,696	89,815

NET INCOME (LOSS)	$ 34,000	$ (81,647)

Net income(loss) allocated to assignees	$ 33,660	$ (80,831)

Net income(loss) allocated general partner	$ 340	$ (816)

Net income(loss) per BAC	$ .01	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2008	2007

Income
Interest income	$ 1,987	$ 4,374
Other income	11,478	4,892
	13,465	9,266

Share of income (loss) from Operating Partnerships(Note D)	56,974	(22,458)

Expenses

Professional Fees	65,558	64,747
Partnership management fee (Note C)	106,477	127,557
Amortization	5,376	5,376
General and administrative expenses	11,278	19,549
	188,689	217,229

NET INCOME (LOSS)	$(118,250)	$ (230,421)

Net income(loss) allocated to assignees	$(117,068)	$ (228,117)

Net income(loss) allocated general partner	$ (1,182)	$ (2,304)

Net income(loss) per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 10,778	$ 40,441
Other income	73,114	15,455
	83,892	55,896

Share of income (loss) from Operating Partnerships(Note D)	500,886	1,206,802

Expenses

Professional Fees	222,748	215,512
Partnership management fee (Note C)	536,502	591,761
Amortization	17,395	17,395
General and administrative expenses	66,830	75,240
	843,475	899,908

NET INCOME (LOSS)	$ (258,697)	$ 362,790

Net income(loss) allocated to assignees	$ (256,109)	$ 359,161

Net income(loss) allocated general partner	$ (2,588)	$ 3,629

Net income(loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2008	2007

Income
Interest income	$ 1,320	$ 4,098
Other income	1,320	720
	2,640	4,818

Share of income (loss) from Operating Partnerships(Note D)	57,760	168,901

Expenses

Professional Fees	14,035	14,750
Partnership management fee (Note C)	4,608	4,373
Amortization	-	-
General and administrative expenses	6,207	5,805
	24,850	24,928

NET INCOME (LOSS)	$ 35,550	$ 148,791

Net income(loss) allocated to assignees	$ 35,195	$ 147,303

Net income(loss) allocated general partner	$ 355	$ 1,488

Net income(loss) per BAC	$ .03	$ .14

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2008	2007

Income
Interest income	$ 1,343	$ 3,424
Other income	1,367	2,794
	2,710	6,218

Share of income (loss) from Operating Partnerships(Note D)	268,500	102,355

Expenses

Professional Fees	34,891	33,675
Partnership management fee (Note C)	104,137	141,277
Amortization	193	193
General and administrative expenses	11,842	13,469
	151,063	188,614

NET INCOME (LOSS)	$ 120,147	$ (80,041)

Net income(loss) allocated to assignees	$ 118,946	$ (79,241)

Net income(loss) allocated general partner	$ 1,201	$ (800)

Net income(loss) per BAC	$ .03	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2008	2007

Income
Interest income	$ 1,567	$ 8,103
Other income	52,095	74
	53,662	8,177

Share of income (loss) from Operating Partnerships(Note D)	72,110	216,108

Expenses

Professional Fees	35,167	32,068
Partnership management fee (Note C)	54,530	24,838
Amortization	1,030	1,030
General and administrative expenses	9,615	10,126
	100,342	68,062

NET INCOME (LOSS)	$ 25,430	$ 156,223

Net income(loss) allocated to assignees	$ 25,176	$ 154,661

Net income(loss) allocated general partner	$ 254	$ 1,562

Net income(loss) per BAC	$ .01	$ .06

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2008	2007

Income
Interest income	$ 1,375	$ 6,476
Other income	185	35
	1,560	6,511

Share of income (loss) from Operating Partnerships(Note D)	(51,212)	754,561

Expenses

Professional Fees	32,265	32,022
Partnership management fee (Note C)	92,152	114,187
Amortization	757	757
General and administrative expenses	9,155	10,833
	134,329	157,799

NET INCOME (LOSS)	$(183,981)	$ 603,273

Net income(loss) allocated to assignees	$(182,141)	$ 597,240

Net income(loss) allocated general partner	$ (1,840)	$ 6,033

Net income(loss) per BAC	$ (.07)	$ .24

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2008	2007

Income
Interest income	$ 1,168	$ 8,958
Other income	6,669	4,007
	7,837	12,965

Share of income (loss) from Operating Partnerships(Note D)	109,880	58,778

Expenses

Professional Fees	39,043	36,595
Partnership management fee (Note C)	66,020	70,854
Amortization	4,662	4,662
General and administrative expenses	11,000	12,175
	120,725	124,286

NET INCOME (LOSS)	$ (3,008)	$ (52,543)

Net income(loss) allocated to assignees	$ (2,978)	$ (52,018)

Net income(loss) allocated general partner	$ (30)	$ (525)

Net income(loss) per BAC	$ (.00)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2008	2007

Income
Interest income	$ 4,005	$ 9,382
Other income	11,478	7,825
	15,483	17,207

Share of income (loss) from Operating Partnerships(Note D)	43,848	(93,901)

Expenses

Professional Fees	67,347	66,402
Partnership management fee (Note C)	215,055	236,232
Amortization	10,753	10,753
General and administrative expenses	19,011	22,832
	312,166	336,219

NET INCOME (LOSS)	$(252,835)	$ (412,913)

Net income(loss) allocated to assignees	$(250,307)	$ (408,784)

Net income(loss) allocated general partner	$ (2,528)	$ (4,129)

Net income(loss) per BAC	$ (.04)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(20,642,748)	$ (1,777,239)	$ (22,419,987)

Net income (loss)	(256,109)	(2,588)	(258,697)

Partners' capital (deficit), September 30, 2008	$(20,898,857)	$ (1,779,827)	$ (22,678,684)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2008	$ (93,423)	$ (89,424)	$ (182,847)

Net income (loss)	35,195	355	35,550

Partners' capital (deficit) September 30, 2008	$ (58,228)	$ (89,069)	$ (147,297)

Series 9
Partners' capital (deficit) April 1, 2008	$(5,770,788)	$ (396,511)	$(6,167,299)

Net income (loss)	118,946	1,201	120,147

Partners' capital (deficit) September 30, 2008	$(5,651,842)	$ (395,310)	$(6,047,152)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2008	$ (2,409,859)	$ (221,224)	$ (2,631,083)

Net income (loss)	25,176	254	25,430

Partners' capital (deficit) September 30, 2008	$ (2,384,683)	$ (220,970)	$ (2,605,653)

Series 11
Partners' capital (deficit) April 1, 2008	$ (1,363,535)	$ (230,627)	$ (1,594,162)

Net income (loss)	(182,141)	(1,840)	(183,981)

Partners' capital (deficit) September 30, 2008	$ (1,545,676)	$ (232,467)	$ (1,778,143)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2008	$(3,777,475)	$ (291,824)	$(4,069,299)

Net income (loss)	(2,978)	(30)	(3,008)

Partners' capital (deficit) September 30, 2008	$(3,780,453)	$ (291,854)	$(4,072,307)

Series 14
Partners' capital (deficit) April 1, 2008	$(7,227,668)	$ (547,629)	$(7,775,297)

Net income (loss)	(250,307)	(2,528)	(252,835)

Partners' capital (deficit) September 30, 2008	$(7,477,975)	$ (550,157)	$(8,028,132)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (258,697)	$ 362,790
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	40,587	63,933
Amortization	17,395	17,395
Share of (Income)Loss from Operating Partnerships	(500,886)	(1,206,802)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	54,381	10,158
Decrease (Increase) in other assets	(1,562)	324,220
(Decrease) Increase in accounts payable affiliates	435,560	(1,481,045)

Net cash (used in) provided by operating activities	(213,222)	(1,909,351)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	635,760	1,525,085

Net cash (used in) provided by investing activities	635,760	1,525,085

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	422,538	(384,266)

Cash and cash equivalents, beginning	1,085,277	2,005,864

Cash and cash equivalents, ending	$ 1,507,815	$ 1,621,598

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 35,550	$ 148,791
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(57,760)	(168,901)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	14,619	7,579
Decrease (Increase) in other assets	-	326,920
(Decrease) Increase in accounts payable affiliates	(17,419)	(499,594)

Net cash (used in) provided by operating activities	(25,010)	(185,205)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	57,760	168,901

Net cash (used in) provided by investing activities	57,760	168,901

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,750	(16,304)

Cash and cash equivalents, beginning	157,566	187,030

Cash and cash equivalents, ending	$ 190,316	$ 170,726

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 120,147	$ (80,041)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	193	193
Share of (Income) Loss from Operating Partnerships	(268,500)	(102,355)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,119	7,579
Decrease (Increase) in other assets	-	(2,700)
(Decrease) Increase in accounts payable affiliates	112,399	128,851

Net cash (used in) provided by operating activities	(28,642)	(48,473)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	268,500	102,355

Net cash (used in) provided by investing activities	268,500	102,355

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239,858	53,882

Cash and cash equivalents, beginning	149,621	141,756

Cash and cash equivalents, ending	$ 389,479	$ 195,638

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 25,430	$ 156,223
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	9,101	13,020
Amortization	1,030	1,030
Share of (Income)Loss from Operating Partnerships	(72,110)	(216,108)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,619	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(11,507)	(265,176)

Net cash (used in) provided by operating activities	(38,437)	(311,011)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	73,720	316,862

Net cash (used in) provided by investing activities	73,720	316,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,283	5,851

Cash and cash equivalents, beginning	152,374	312,676

Cash and cash equivalents, ending	$ 187,657	$ 318,527

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (183,981)	$ 603,273
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	10,262	14,680
Amortization	757	757
Share of (Income)Loss from Operating Partnerships	51,212	(754,561)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,619	(5,000)
Decrease (Increase) in other assets	(1,562)	-
(Decrease) Increase in accounts payable affiliates	85,485	(693,713)

Net cash (used in) provided by operating activities	(28,208)	(834,564)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	41,360	808,417

Net cash (used in) provided by investing activities	41,360	808,417

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,152	(26,147)

Cash and cash equivalents, beginning	149,771	211,850

Cash and cash equivalents, ending	$ 162,923	$ 185,703

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (3,008)	$ (52,543)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	4,662	4,662
Share of (Income) Loss from Operating Partnerships	(109,880)	(58,778)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,619	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	42,265	(186,626)

Net cash (used in) provided by operating activities	(61,342)	(293,285)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	109,880	128,550

Net cash (used in) provided by investing activities	109,880	128,550

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,538	(164,735)

Cash and cash equivalents, beginning	105,077	502,693

Cash and cash equivalents, ending	$ 153,615	$ 337,958

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (252,835)	$ (412,913)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	21,224	36,233
Amortization	10,753	10,753
Share of (Income)Loss from Operating Partnerships	(43,848)	93,901
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,786	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	224,337	35,213

Net cash (used in) provided by operating activities	(31,583)	(236,813)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	84,540	-

Net cash (used in) provided by investing activities	84,540	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,957	(236,813)

Cash and cash equivalents, beginning	370,868	649,859

Cash and cash equivalents, ending	$ 423,825	$ 413,046

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2008 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2008, the
Partnership has accumulated unallocated acquisition amortization totaling
$487,076. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of September 30, 2008 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,411, $28,843, $21,207, $130,531, and
$301,084, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable - affiliates at September 30, 2008 and 2007 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ 2,634	$ 4,630
Series 9	68,459	75,965
Series 10	30,334	37,326
Series 11	54,928	65,745
Series 12	44,037	50,379
Series 14	136,688	146,745

	$ 337,080	$ 380,790

The partnership management fee paid for the quarters ended September 30, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ 2,687	$ 512,501
Series 9	25,000	25,000
Series 10	75,000	185,000
Series 11	25,000	790,000
Series 12	50,000	100,000
Series 14	50,000	-

	$ 227,687	$ 1,612,501

The partnership management fee paid for the six months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ 22,687	$ 512,501
Series 9	25,000	25,000
Series 10	75,000	349,512
Series 11	25,000	829,677
Series 12	50,000	224,835
Series 14	50,000	258,277

	$ 247,687	$ 2,199,802

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2008 and 2007 the Partnership had limited partnership interests in 173 and 209 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2008 and 2007 by series is as follows:

	2008	2007
Series 7	-	4
Series 9	31	33
Series 10	18	28
Series 11	23	31
Series 12	29	35
Series 14	72	78

	173	209

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2008 and 2007 by series are as follows:

	2008	2007
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	22,528
Series 12	9,241	11,405
Series 14	192,412	202,412

	$201,653	$236,345

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the six months ended September 30, 2008 the Partnership disposed of seventeen of the Operating Partnerships. A summary of the dispositions by Series for September 30, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	3	-	$57,760	$57,760
Series 9	1	-	268,500	268,500
Series 10	4	-	73,720	73,720
Series 11	2	-	41,360	41,360
Series 12	4	-	109,880	109,880
Series 14	3	-	84,540	84,540
Total	17	-	$635,760	$635,760

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2008.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2008	2007

Revenues
Rental	$ 17,259,829	$ 19,535,115
Interest and other	521,638	884,006
	17,781,467	20,419,121

Expenses
Interest	3,340,198	4,181,909
Depreciation and amortization	4,278,258	4,594,142
Operating expenses	12,444,469	14,378,684
	20,062,925	23,154,735

NET LOSS	$(2,281,458)	$ (2,735,614)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(2,258,643)	$ (2,708,258)

Net loss allocated to other partners	$ (22,815)	$ (27,356)

*Amounts include $2,123,769 and $2,582,503 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2008	2007

Revenues
Rental	$ -	$ 342,098
Interest and other	-	51,502
	-	393,600

Expenses
Interest	-	124,096
Depreciation and amortization	-	52,420
Operating expenses	-	339,694
	-	516,210

NET LOSS	$ -	$ (122,610)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ (121,384)

Net loss allocated to other partners	$ -	$ (1,226)

*Amounts include $0 and $121,384 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2008	2007

Revenues
Rental	$ 3,470,732	$ 3,798,611
Interest and other	(6,010)	(39,211)
	3,464,722	3,759,400

Expenses
Interest	628,198	885,496
Depreciation and amortization	874,214	985,701
Operating expenses	2,412,035	2,537,925
	3,914,447	4,409,122

NET LOSS	$ (449,725)	$ (649,722)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (445,228)	$ (643,225)

Net loss allocated to other partners	$ (4,497)	$ (6,497)

*Amounts include $445,228 and $643,225 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2008	2007

Revenues
Rental	$ 1,537,386	$ 2,103,324
Interest and other	68,262	76,499
	1,605,648	2,179,823

Expenses
Interest	281,274	443,350
Depreciation and amortization	411,670	655,656
Operating expenses	1,086,398	1,442,634
	1,779,342	2,541,640

NET LOSS	$ (173,694)	$ (361,817)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (171,957)	$ (358,198)

Net loss allocated to other partners	$ (1,737)	$ (3,619)

*Amounts include $170,347 and $353,708 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2008	2007

Revenues
Rental	$ 2,798,832	$ 3,288,308
Interest and other	148,809	237,483
	2,947,641	3,525,791

Expenses
Interest	475,449	649,018
Depreciation and amortization	626,754	579,083
Operating expenses	2,019,822	2,727,572
	3,122,025	3,955,673

NET LOSS	$ (174,384)	$ (429,882)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (172,640)	$ (425,583)

Net loss allocated to other partners	$ (1,744)	$ (4,299)

*Amounts include $80,068 and $398,219 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2008	2007

Revenues
Rental	$ 2,072,480	$ 2,522,319
Interest and other	116,352	189,364
	2,188,832	2,711,683

Expenses
Interest	521,447	593,877
Depreciation and amortization	366,316	269,403
Operating expenses	1,721,442	2,235,241
	2,609,205	3,098,521

NET LOSS	$ (420,373)	$ (386,838)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (416,169)	$ (382,970)

Net loss allocated to other partners	$ (4,204)	$ (3,868)

*Amounts include $416,169 and $382,970 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2008	2007

Revenues
Rental	$ 7,380,399	$ 7,480,455
Interest and other	194,225	368,369
	7,574,624	7,848,824

Expenses
Interest	1,433,830	1,486,072
Depreciation and amortization	1,999,304	2,051,879
Operating expenses	5,204,772	5,095,618
	8,637,906	8,633,569

NET LOSS	$(1,063,282)	$ (784,745)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,052,649)	$ (776,898)

Net loss allocated to other partners	$ (10,633)	$ (7,847)

*Amounts include $1,011,957 and $682,997 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
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

NOTE F - SUBSEQUENT EVENT

As of the report date, the Partnership has entered into agreements to sell interests in eleven Operating Partnerships. The estimated sales price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these eleven Operating Partnerships are $2,634,187. The estimated gain on sales of the Operating Partnerships is $2,435,177. Of which $1,577,058 is expected to be recognized in the third or fourth quarter of fiscal year 2009 and $858,119 is expected to be recognized in the third quarter of fiscal year 2010.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2008 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2008 in the amount of $73,114. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2008 were $337,080 and total partnership management fees accrued as of September 30, 2008 were $25,509,258. During the quarter and six months ended September 30, 2008 $227,687 and $247,687 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2008, an affiliate of the general partner of the Partnership advanced a total of $747,920 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended September 30, 2008 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$322,613
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$747,920

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2008, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2008 the Partnership had $1,507,815 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ 190,316
9	41,574,018	4,178,029	05/04/90	31	389,479
10	24,288,997	2,428,925	08/24/90	18	187,657
11	24,735,002	2,489,599	12/27/90	23	162,923
12	29,710,003	2,972,795	04/30/91	29	153,615
14	55,728,997	5,574,290	01/27/92	72	423,825

	$186,398,017	18,679,738		173	$1,507,815

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of September 30, 2008 are $190,316, $389,479, $187,657, $162,923, $144,374 and $231,413, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2008 and 2007 the Partnership held limited partnership interests in 173 and 209 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 07	2,634	-	4,608	660
Series 09	36,897	31,562	104,137	33,262
Series 10	24,344	5,990	54,530	8,963
Series 11	43,100	11,828	92,152	18,333
Series 12	32,562	11,475	66,020	26,245
Series 14	106,477	30,211	215,055	59,282
	$ 246,014	$ 91,066	$ 536,502	$ 146,745

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

As of September 30, 2007, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2008.

For the periods ended September 30, 2008 and 2007, Series 7 reflects net loss from Operating Partnerships of $0 and $(122,610), respectively, which includes depreciation and amortization of $0 and $52,420, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively. Of the total proceeds received, $2,850 and $4,650, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, will be returned to cash reserves held by Series 7 and Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

In December 2006, the investment general partner transferred the interest of Boston Capital Tax Credit Fund I LP Series 6 and Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000. In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs, for Series 6 and Series 7, respectively. Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Series 7, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, were received as of July 31, 2007. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006.

In November 2006, the investment general partner transferred 50% of its interest in Creekside Apartments, a Pennsylvania limited partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $622,287 and cash proceeds to the investment limited partner of $6,821. Of the proceeds received, $3,071 represented reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7. In December 2007, the investment general partner transferred its remaining 50% investment limited partner interest in the Operating Partnership to an entity affiliated with the operating general partner for its assumption of the remaining half the outstanding mortgage balance of approximately $620,109 and cash proceeds to the investment limited partner of $6,821. Of the total proceeds received, $3,071 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to the cash reserves held by Series 7. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner investment in the Operating Partnership to zero. Accordingly, no gain or loss on the partial transfer of the investment limited partner interest has been recorded.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $601,350 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $555,337 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $466,923 and cash proceeds to the investment partnership of $21,400. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $16,400 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,400 as of September 30, 2008.

(Series 9)

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 99.9%. The series had a total of 31 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2008 and 2007, Series 9 reflects loss from Operating Partnerships of $(449,725) and $(649,722), respectively, which includes depreciation and amortization of $874,214 and $985,701, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. Despite occupancy averaging 99% in 2007, the property operated below breakeven due to insufficient rental rates. Operating expenses declined approximately $122 per unit from 2006 to 2007. Additionally, the accounts payable balance was paid down throughout the year. The operating general partner has not been able to implement a rent increase because the elderly tenants are on limited income and an increase would cause turnover. Occupancy has remained strong averaging 99% through August 2008. Management is hopeful that the complex will reach breakeven by year end. The investment general partner will continue to monitor the property's operations. The operating general partner continues to fund deficits as the guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

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

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. The property's operations were strong in 2007, with an average occupancy of 94%. Through the third quarter of 2008, occupancy has averaged 94% and continues to operate above breakeven. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the compliance period expired in 2007.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively. Of the total proceeds received, $2,850 and $4,650, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, will be returned to cash reserves held by Series 7 and Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Average physical occupancy remained strong and stable at 97% in 2007. Despite the strong average occupancy in 2007 the property continued to operate below breakeven due to low rental rates. As of March 31, 2008, this property was 95% occupied. In the second quarter of 2008, the property was 98% occupied. Through the third quarter 2008, average physical occupancy is strong and stable at 98%. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $20,804 in 2007. The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.

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

In December 2007, the investment general partner of Series 9 entered into an agreement to transfer 99% of its interest in Haines City Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,374,226 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received, $8,208 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $32,292 will be returned to cash reserves held by Series 9. The sale of the remaining 1% investment partnership interest in the Operating Partnership is anticipated to close in December 2008 for the purchaser's assumption of the outstanding mortgage balance of approximately $13,881 and cash proceeds of $10,000. The remaining proceeds of $10,000 is anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,292 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

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

In September 2007, the investment general partner of Blakely Properties LP approved an agreement to sell the property and the transaction closed on September 26, 2008. The sales price for the property was $1,495,446, which includes the outstanding mortgage balance of approximately $993,951 and cash proceeds to the investment limited partner of $294,000. Of the total proceeds received, $18,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $268,500 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $268,500 as of September 30, 2008.

In October 2008, the investment general partner of Boston Capital Tax Credit Fund LP - Series 6 and Series 9, respectively, entered into an agreement to transfer its interest in Hacienda Villa Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,943,874 and cash proceeds to the investment limited partnerships of $103,200 and $111,800 to Series 6 and Series 9, respectively. Of the total proceeds received, $52,320 and $56,680 to Series 6 and Series 9, respectively, represents reporting fees and advances due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,200 and $7,800 from Series 6 and Series 9, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $43,680 and $47,320 will be returned to cash reserves held by Series 6 and Series 9, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 10)

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2008 and 2007, Series 10 reflects net loss from Operating Partnerships of $(173,694) and $(361,817), respectively, which includes depreciation and amortization of $411,670 and $655,656, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stratford Square LP (Stratford Square Apartments) is a 24-unit elderly community located in Brundidge, Alabama. Historically, the property has operated with high occupancy and has been able to generate cash flow. Occupancy averaged 94% in 2007. The property continues to operate well in 2008, averaging 93% occupancy year to date. All mortgage, tax and insurance payments are current. The operating deficit guarantee is unlimited in time and amount. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Stratford Square Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete against other affordable housing developments in the area that offer rental assistance. The market area remains soft due to loss of industry. As a result, management struggles to maintain occupancy levels at or above 90%. In 2007 occupancy averaged 89%, in line with historical averages. As of September 30, 2008, occupancy is averaging 87% year-to-date. The Operating Partnership continues to operate below breakeven status. Management has made several unsuccessful attempts to obtain a real estate tax abatement for the property. Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the operating deficit by accruing management fees due to an affiliated company combined with cash advances totaling $18,278.

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

In June 2007, the investment general partner transferred the investment partnership's interest in Cloverleaf Associates, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $844,558 and cash proceeds to the investment partnership of $33,177. Of the total proceeds received, $13,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,677 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,677 as of June 30, 2007.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Ironton Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $596,371 and cash proceeds to the investment partnership of $25,680. Of the total proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Stockton Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $427,070 and cash proceeds to the investment partnership of $12,840. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $7,840 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,840 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Butler Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $485,544 and cash proceeds to the investment limited partner of $18,400. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,400 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,400 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Hart Properties Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $883,613 and cash proceeds to the investment limited partner of $36,800. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $31,800 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $31,800 as of September 30, 2008.

(Series 11)

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties, all of which were 100% at September 30, 2008.

For the periods ended September 30, 2008 and 2007, Series 10 reflects net loss from Operating Partnerships of $(174,384) and $(429,882), respectively, which includes depreciation and amortization of $626,754 and $579,083, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In December 2005, the permanent mortgage was fully paid off. In 2007 the property's average occupancy was down to 82%. Despite the decrease in the occupancy the property was still able to operate at breakeven through 2007. Low occupancy is due to heavy construction that is going on across the street from the property. The city is building a highway overpass right next to the property. In the recent months the area became very noisy and dusty, causing some of the existing residents to move out. As a result of the ongoing construction occupancy dropped to 59% as of March 31, 2008. Through second quarter 2008 occupancy is continuing to drop and as of June this property was operating with physical occupancy of 58%. In the third quarter 2008, as construction of the overpass is near completion, average physical occupancy improved to 78%. The construction of the overpass is expected to be completed by October 2008. Due to the heavy construction, management is having difficulty attracting new residents. Additionally as the property is 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The real estate taxes and insurance are current. The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.

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

Franklin School Associates (Franklin School Apartments) experienced difficulties in previous years because of poor management compounded, in part, by the structure of housing subsidies. Portable vouchers are scarce and considered desirable; so people on the voucher waiting list who opt for project-based vouchers (Franklin School's program) may have a less desirable profile and may impose greater than average wear on the property. Past management companies were not able to provide a secure environment and the property developed a reputation as undesirable. Another issue is seasonally variable occupancy because the tenants have multiple residential alternatives during the non-winter months. All of these issues together have made it difficult to maintain strong occupancy. Moreover, the landlord is responsible for the payment of tenant heat and hot water, which makes the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls in recent years. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005, respectively. The investment general partner funded the deficits. For the full year 2005, the investment general partner funded $76,495.

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

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family development. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. Despite an average occupancy of 77% in 2007, the property operated above breakeven. This was mainly due to funds from the reserves being withdrawn for expensed improvements and management's ability to keep operating expenses below state averages. Development of a golf course, single family homes and condos at a nearby ski resort has begun to benefit the property, as evidenced by an increase in average occupancy to 85% through the third quarter of 2008. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current. The property delivered tax credits from 1991 through 2001. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in El Dorado Springs Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $561,702 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Nevada Manor, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $626,534 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

(Series 12)

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 99.9%. The series had a total of 29 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2008 and 2007, Series 12 reflects net loss from Operating Partnerships of $(420,373) and $(386,838), respectively, which includes depreciation and amortization of $366,316 and $269,403, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. The partnership operated at a deficit for the year ending 2007 due to low occupancy and higher than expected operating expenses. The investment general partner states high expenses were the result of administrative costs due to increased advertising to try and fill vacancies, higher than anticipated legal fees as a result of evictions, and increased payroll/insurance costs as a result of additional hours for on-site staff trying to fill vacant units. In addition, utility expenses were higher than 2006 levels due to water leak repairs under a portion of the building slab and garbage collection expense. As of September 30, 2008, occupancy is averaging 83% year-to-date. All taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. Occupancy dropped significantly in 2006, and management began to focus their attention on marketing and leasing. Their aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in average occupancy to 85% for 2007 with above breakeven operations. Through the first three quarters of 2008, average occupancy has reportedly continued to increase to 91% with operations slightly above breakeven. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. In 2007, occupancy improved to 92% for the year and operating expenses were significantly reduced. Despite this improvement, the property continued to operate below breakeven, as occupancy is still not high enough to support operating expenses. Through the first eight months of 2008, occupancy is averaging 86% and the property continues to operate below breakeven. In 2007, the operating general partner replaced the management company for the second time in a year due to an abundance of tenant file errors and poor cost control. After management was released, there was no full time site manager until June 2008. The new site manager had no tax credit experience and required training from the regional manager. Due to an illness the regional manager was not available to assist at the property until September 2008. As such, occupancy has not improved and the property continues to operate below breakeven. In April 2008, the property was impacted by tornado damage. A significant portion of the property was damaged, including exterior fascia, windows and all roofs. As of September 2008, the repair of the project was 100% complete. Management anticipates the new siding will impact the marketability of the project and improve walk-in traffic. The new management has submitted a stabilization plan that indicates an increase in outreach marketing as well as physical improvements to the property in order to increase the marketability. Now that the regional manager is available to assist in improving the leasing performance, the operating general partner anticipates operation improvement through the last quarter of 2008. The investment general partner will continue to monitor occupancy and operations and follow up on the insurance proceeds and progress of work. The operating general partner will continue to fund operating deficits as needed. The mortgage, real estate tax and insurance payments are all current; however, the operating general partner is not funding the replacement reserve account.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. During 2007 the property operated with an average occupancy of 89%, and operated below breakeven for the year due to a combination of high vacancy as well as high operating expenses. The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services, or LSS, have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Despite the improved occupancy, the property is still operating below breakeven due to high economic vacancy and high utility and maintenance expenses. Through the first eight months of 2008, average occupancy is 89%. In June, there was in inordinate amount of move-outs and occupancy declined to 83%. This was due to management not renewing a number of leases of problematic tenants. The investment general partner will continue to monitor operations and leasing strategies. The mortgage, trade payables, property taxes, and insurance are current.

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership. Through the third quarter of 2008, the property averaged 100% occupancy, consistent with historic averages. All mortgage, real estate tax and insurance payments are current. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family development located in Nicholasville, KY. In 2007, the Operating Partnership operated at a significant loss due to high operating expenses and declining occupancy. Operating expenses are primarily driven by administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover. Low occupancy has plagued this partnership for several years now. This is the result of the property's advanced age, which has made it non-competitive in the local rental market. Management continues to lose residents to newer developments offering more space and superior amenity packages. Through the second quarter of 2008, occupancy has averaged 59% (53% in June). In addition, the property continues to operate at a deficit due to the continued rental revenue loss and inability to cover operating expenses. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund operating deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Briarwick Apartments Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico. On August 14, 2006, flash floods caused significant damage to the property. The county building inspector determined the property was a complete loss. On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from Federal Emergency Management Agency, and Rural Development, or RD. It was determined that the property would be demolished and would not be rebuilt. Demolition was completed in June 2007. The existing mortgage, on which Rural Development had already agreed to suspend all payments until the property was reconstructed, will be assumed by a new partnership. The existing liability will subsequently be removed from Los Caballos Limited Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Portales Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $139,523 and cash proceeds to the investment partnership of $47,080. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $42,080 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,080 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Burkesville Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $712,364 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Clarkson Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $714,796 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Evanwood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,412 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

(Series 14)

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 99.9%. The series had a total of 72 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2008 and 2007, Series 14 reflects net loss from Operating Partnerships of $(1,063,282) and $(784,745), respectively, which includes depreciation and amortization of $1,999,304 and $2,051,879 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. During 2007, occupancy declined to an average 78% primarily due to move-outs from evictions. The operating general partner raised rents in 2007, increasing revenue approximately $20,000, which resulted in above breakeven operations. During the first and second quarters of 2008, occupancy remained stagnant averaging 76%. During the third quarter of 2008, occupancy declined substantially to 50%. The decline is the result of continued evictions combined with on-site management turnover. The operating general partner continues to look for an experienced manager, but is having difficulty in this task. Units are upgraded with new carpeting and vinyl flooring as needed to be more competitive with surrounding complexes. During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. An insurance adjuster has been to the site to review damages. Preliminary reports indicate roof damage on all four buildings, as well as interior damage to approximately fifteen units. In addition, the office and laundry room experienced some flooding. The investment general partner will continue to monitor occupancy and assist management in finding ways to improve operations going forward. Furthermore, the investment limited partner will continue to monitor the progress of the insurance claim and the repairs to the property. All real estate tax, mortgage, and insurance payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance. This request was denied. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. As a result of these efforts, occupancy increased from 83% in 2006 to 92% in 2007. The property operated above breakeven in 2007. Although occupancy decreased to 83% in the first quarter of 2008, it had rebounded to a reported average of 91% through the third quarter and above breakeven operations are expected to continue. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wynnewood Village Apartments, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2008, the investment general partner entered into an agreement to transfer its interest in Okemah Village Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $647,815 and cash proceeds to the investment partnership of $40,600. Of the total proceeds received, $15,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $17,500 was returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of June 30, 2008.

Montague Place, LP (Montague Place Apartments) is a 28-unit family complex located in Caro, MI. Occupancy averaged 80% in 2007 for this property, and increased to average 85% in the first quarter of 2008. Management reports that occupancy has since decreased to 75% as of June 2008. The property receives rental assistance for 22 of the 28 units, and is able to keep those units rented. Due to the weak economy in the surrounding area, management is unable to keep the remaining six non-subsidized units occupied. Management advertises in all local newspapers, holds open houses, and works with local agencies to find tenants. The property is offering one free month rent as a leasing incentive. Rural Development granted the property a one-year moratorium on deposits to the replacement reserve from May 2007 to April 2008. This allowed the property to operate above breakeven in 2007 and build up some cash reserves. Management estimates that the property needs 23 units occupied to operate above breakeven with the required replacement reserve deposit. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Montague Place, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The real estate tax, insurance and mortgage payments are current.

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit family property located in Jacksonville, NC. In 2007, the average occupancy was 91% but operations were below breakeven. In 2008, occupancy continues to average 91% through the third quarter. Due to a $20 per unit rent increase as of January 1, 2008 coupled with reduced operating expenses, the property is operating above breakeven year to date. The operating general partner's operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Village Terrace Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Franklin Vista III, LP, (Franklin Vista III Apartments) is a 28-unit development located in Las Cruces, NM. On May 29, 2004 the property suffered a serious fire which destroyed two buildings and a total of twelve units. Prior to the fire Franklin Vista III was operating at 100% occupancy. Permitting for reconstruction of the destroyed units was delayed by pending changes to the Dona Ana County building codes, mainly involving sprinkler installation. On May 11, 2005 a building permit was issued to the contractor and reconstruction began. All repairs were scheduled to be complete and the units placed back online before the end of October 2005. The Certificate of Occupancy from the contractor was received on November 28, 2005. The owner, architect, and Rural Development conducted an inspection on November 29, 2005 and determined that the contractor had completed enough of the work to allow tenants to move in. During the month of December 2005, all twelve re-built units were occupied. As of January 4, 2006, occupancy for the entire complex was back at 100%. In 2007 the property averaged 99% occupancy and operated above breakeven. Operations remain strong in 2008. The property is expected to continue to operate above breakeven. The property's tax credit compliance period expired as of December 31, 2006; all tax credits have been delivered. All real estate tax, insurance and mortgage payments are current. On December 31, 2007, the low income housing tax credit compliance period expired with respect to Franklin Vista III Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location. Operations rebounded slightly in 2007 from 2006 performance; however, the property continued to operate below breakeven. Low rent levels and occupancy below 90% mainly contributed to the deficit. Occupancy through third quarter of 2008 is up slightly to 91%. The property continues to expend cash. Rental assistance has been granted and was made effective in September 2008. The operating general partner continues to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Pine Ridge Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006 and management responded by replacing site staff. Occupancy improved throughout 2007 and averaged 90% but operations remained below breakeven. During the third quarter of 2008, occupancy averaged 96% but insufficient rental rates have kept operations slightly below breakeven. The mortgage, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Excelsior Springs Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $603,539 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Smithville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,205,936 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $46,360 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $46,360 as of September 30, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in San Jacinto Investors II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,300,281 and anticipated cash proceeds to the investment partnership of $250,000. The transaction is anticipated to close in December 2009. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $235,000 is anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner of Capital Housing Associates approved an agreement to sell the property and the transaction is anticipated to close in November 2008. The anticipated sales price for the property is $1,887,961, which includes the outstanding mortgage balance of approximately $1,121,367 and cash proceeds to the investment limited partners of $460,941. Of the total proceeds anticipated to be received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $445,941 are anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 19, 2008	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2008	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 19, 2008	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.