Form 10-Q
period 2008-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2009-02-17
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

or

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
FOR THE QUARTER ENDED December 31, 2008

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31,2008

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

Changes in Partners' Capital (DEFICIT) Series 10 27

Changes in Partners' Capital (DEFICIT) Series 11 27

Changes in Partners' Capital (DEFICIT) Series 12 28

Changes in Partners' Capital (DEFICIT) Series 14 28

Statements of Cash Flows 29

Statements of Cash Flows Series 07 30

Statements of Cash Flows Series 09 31

Statements of Cash Flows Series 10 32

Statements of Cash Flows Series 11 33

Statements of Cash Flows Series 12 34

Statements of Cash Flows Series 14 35

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,743,060	$ 2,010,067

OTHER ASSETS
Cash and cash equivalents	1,677,794	1,085,277
Deferred acquisition costs (Note B)	478,378	504,471
Other assets	15,700	14,138
	$ 3,914,932	$ 3,613,953

LIABILITIES
Accounts payable	$ 94,010	$ 10,669
Accounts payable affiliates (Note C)	24,789,051	25,821,618
Capital contributions payable (Note D)	201,653	201,653
	25,084,714	26,033,940
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(19,405,046)	(20,642,748)

General Partner	(1,764,736)	(1,777,239)
	(21,169,782)	(22,419,987)
	$ 3,914,932	$ 3,613,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 7

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	64,408	157,566
Deferred acquisition costs (Note B)	-	-
Other assets	-	-
	$ 64,408	$ 157,566

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (Note C)	36,467	340,032
Capital contributions payable (Note D)	-	-
	36,467	340,413

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	115,257	(93,423)

General Partner	(87,316)	(89,424)
	27,941	(182,847)
	$ 64,408	$ 157,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 9

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	198,714	149,621
Deferred acquisition costs (Note B)	5,314	5,604
Other assets	14,138	14,138
	$ 218,166	$ 169,363

LIABILITIES

Accounts payable	$ 7,500	$ 381
Accounts payable affiliates (Note C)	6,187,907	6,336,281
Capital contributions payable (Note D)	-	-
	6,195,407	6,336,662

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,582,631)	(5,770,788)

General Partner	(394,610)	(396,511)

	(5,977,241)	(6,167,299)
	$ 218,166	$ 169,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 10

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 114,577	$ 126,503

OTHER ASSETS
Cash and cash equivalents	120,858	152,374
Deferred acquisition costs (Note B)	28,328	29,873
Other assets	-	-
	$ 263,763	$ 308,750

LIABILITIES

Accounts payable	$ -	$ 381
Accounts payable affiliates (Note C)	2,907,093	2,939,452
Capital contributions payable (Note D)	-	-
	2,907,093	2,939,833

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,421,984)	(2,409,859)

General Partner	(221,346)	(221,224)
	(2,643,330)	(2,631,083)
	$ 263,763	$ 308,750

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 11

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 1,024,691	$ 1,172,660

OTHER ASSETS
Cash and cash equivalents	510,638	149,771
Deferred acquisition costs (Note B)	20,828	21,964
Other assets	1,562	-
	$ 1,557,719	$ 1,344,395

LIABILITIES
Accounts payable	$ 32,010	$ 411
Accounts payable affiliates (Note C)	3,026,097	2,938,146
Capital contributions payable (Note D)	-	-
	3,058,107	2,938,557

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,270,699)	(1,363,535)

General Partner	(229,689)	(230,627)
	(1,500,388)	(1,594,162)
	$ 1,557,719	$ 1,344,395

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 12

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	302,643	105,077
Deferred acquisition costs (Note B)	128,200	135,193
Other assets	-	-
	$ 430,843	$ 240,270

LIABILITIES

Accounts payable	$ 39,500	$ 7,901
Accounts payable affiliates (Note C)	3,876,264	4,292,427
Capital contributions payable (Note D)	9,241	9,241
	3,925,005	4,309,569

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,208,089)	(3,777,475)

General Partner	(286,073)	(291,824)
	(3,494,162)	(4,069,299)
	$ 430,843	$ 240,270

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership
BALANCE SHEETS

Series 14

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 603,792	$ 710,904

OTHER ASSETS
Cash and cash equivalents	480,533	370,868
Deferred acquisition costs (Note B)	295,708	311,837
Other assets	-	-
	$ 1,380,033	$ 1,393,609

LIABILITIES

Accounts payable	$ 15,000	$ 1,214
Accounts payable affiliates (Note C)	8,755,223	8,975,280
Capital contributions payable (Note D)	192,412	192,412
	8,962,635	9,168,906

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(7,036,900)	(7,227,668)

General Partner	(545,702)	(547,629)
	(7,582,602)	(7,775,297)
	$ 1,380,033	$ 1,393,609

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 3,619	$ 15,111
Other income	179,651	57,462
	183,270	72,573

Share of income (loss) from Operating Partnerships(Note D)	1,592,247	448,503

Expenses

Professional Fees	21,158	21,813
Partnership management fee (Note C)	189,135	221,693
Amortization	8,698	8,698
General and administrative expenses	47,632	79,003
	266,623	331,207

NET INCOME (LOSS)	$ 1,508,894	$ 189,869

Net income(loss) allocated to assignees	$ 1,493,806	$ 187,970

Net income(loss) allocated general partner	$ 15,088	$ 1,899

Net income(loss) per BAC	$ .08	$ 0.01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2008	2007

Income
Interest income	$ 291	$ 1,750
Other income	178,976	-
	179,267	1,750

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	1,280	2,235
Partnership management fee (Note C)	(300)	3,174
Amortization	-	-
General and administrative expenses	3,051	6,730
	4,031	12,139

NET INCOME (LOSS)	$ 175,236	$ (10,389)

Net income(loss) allocated to assignees	$ 173,484	$ (10,285)

Net income(loss) allocated general partner	$ 1,752	$ (104)

Net income(loss) per BAC	$ .17	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2008	2007

Income
Interest income	$ 707	$ 1,877
Other income	-	2
	707	1,879

Share of income (loss) from Operating Partnerships(Note D)	68,554	32,292

Expenses

Professional Fees	4,492	2,954
Partnership management fee (Note C)	(13,971)	57,097
Amortization	97	97
General and administrative expenses	8,734	13,448
	(648)	73,596

NET INCOME (LOSS)	$ 69,909	$ (39,425)

Net income(loss) allocated to assignees	$ 69,210	$ (39,031)

Net income(loss) allocated general partner	$ 699	$ (394)

Net income(loss) per BAC	$ .02	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2008	2007

Income
Interest income	$ 356	$ 3,259
Other income	150	44,588
	506	47,847

Share of income (loss) from Operating Partnerships(Note D)	(1,215)	106,279

Expenses

Professional Fees	1,850	2,683
Partnership management fee (Note C)	28,346	9,393
Amortization	515	515
General and administrative expenses	6,260	10,980
	36,971	23,571

NET INCOME (LOSS)	$(37,680)	$ 130,555

Net income(loss) allocated to assignees	$(37,303)	$ 129,249

Net income(loss) allocated general partner	$ (377)	$ 1,306

Net income(loss) per BAC	$ (.02)	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2008	2007

Income
Interest income	$ 345	$ 1,912
Other income	26	11,069
	371	12,981

Share of income (loss) from Operating Partnerships(Note D)	316,894	280,923

Expenses

Professional Fees	1,868	2,678
Partnership management fee (Note C)	30,964	19,951
Amortization	379	379
General and administrative expenses	6,301	10,795
	39,512	33,803

NET INCOME (LOSS)	$ 277,753	$ 260,101

Net income(loss) allocated to assignees	$ 274,975	$ 257,500

Net income(loss) allocated general partner	$ 2,778	$ 2,601

Net income(loss) per BAC	$ .11	$ .10

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2008	2007

Income
Interest income	$ 350	$ 3,241
Other income	499	1,680
	849	4,921

Share of income (loss) from Operating Partnerships(Note D)	620,976	5,872

Expenses

Professional Fees	6,100	3,476
Partnership management fee (Note C)	27,452	37,924
Amortization	2,331	2,331
General and administrative expenses	7,799	12,451
	43,682	56,182

NET INCOME (LOSS)	$ 578,143	$ (45,389)

Net income(loss) allocated to assignees	$ 572,362	$ (44,935)

Net income(loss) allocated general partner	$ 5,781	$ (454)

Net income(loss) per BAC	$ .19	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2008	2007

Income
Interest income	$ 1,570	$ 3,072
Other income	-	123
	1,570	3,195

Share of income (loss) from Operating Partnerships(Note D)	587,038	23,137

Expenses

Professional Fees	5,568	7,787
Partnership management fee (Note C)	116,644	94,154
Amortization	5,376	5,376
General and administrative expenses	15,487	24,599
	143,075	131,916

NET INCOME (LOSS)	$ 445,533	$ (105,584)

Net income(loss) allocated to assignees	$ 441,078	$ (104,528)

Net income(loss) allocated general partner	$ 4,455	$ (1,056)

Net income(loss) per BAC	$ .08	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 14,398	$ 55,550
Other income	252,765	72,917
	267,163	128,467

Share of income (loss) from Operating Partnerships(Note D)	2,093,133	1,476,030

Expenses

Professional Fees	243,906	237,319
Partnership management fee (Note C)	725,636	813,455
Amortization	26,093	26,093
General and administrative expenses	114,456	154,243
	1,110,091	1,231,110

NET INCOME (LOSS)	$ 1,250,205	$ 373,387

Net income(loss) allocated to assignees	$ 1,237,702	$ 369,653

Net income(loss) allocated general partner	$ 12,503	$ 3,734

Net income(loss) per BAC	$ .07	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2008	2007

Income
Interest income	$ 1,611	$ 5,847
Other income	180,296	720
	181,907	6,567

Share of income (loss) from Operating Partnerships(Note D)	57,760	168,901

Expenses

Professional Fees	15,315	16,984
Partnership management fee (Note C)	4,308	7,547
Amortization	-	-
General and administrative expenses	9,256	12,535
	28,879	37,066

NET INCOME (LOSS)	$ 210,788	$ 138,402

Net income(loss) allocated to assignees	$ 208,680	$ 137,018

Net income(loss) allocated general partner	$ 2,108	$ 1,384

Net income(loss) per BAC	$ .20	$ .13

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2008	2007

Income
Interest income	$ 2,050	$ 5,301
Other income	1,367	2,796
	3,417	8,097

Share of income (loss) from Operating Partnerships(Note D)	337,054	134,647

Expenses

Professional Fees	39,382	36,628
Partnership management fee (Note C)	90,166	198,374
Amortization	290	290
General and administrative expenses	20,575	26,918
	150,413	262,210

NET INCOME (LOSS)	$ 190,058	$ (119,466)

Net income(loss) allocated to assignees	$ 188,157	$ (118,271)

Net income(loss) allocated general partner	$ 1,901	$ (1,195)

Net income(loss) per BAC	$ .05	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2008	2007

Income
Interest income	$ 1,924	$ 11,362
Other income	52,245	44,662
	54,169	56,024

Share of income (loss) from Operating Partnerships(Note D)	70,895	322,386

Expenses

Professional Fees	37,018	34,750
Partnership management fee (Note C)	82,875	34,231
Amortization	1,545	1,545
General and administrative expenses	15,873	21,106
	137,311	91,632

NET INCOME (LOSS)	$ (12,247)	$ 286,778

Net income(loss) allocated to assignees	$ (12,125)	$ 283,910

Net income(loss) allocated general partner	$ (122)	$ 2,868

Net income(loss) per BAC	$ (.00)	$ .12

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2008	2007

Income
Interest income	$ 1,720	$ 8,387
Other income	211	11,104
	1,931	19,491

Share of income (loss) from Operating Partnerships(Note D)	265,682	856,210

Expenses

Professional Fees	34,133	34,699
Partnership management fee (Note C)	123,116	134,138
Amortization	1,136	1,136
General and administrative expenses	15,454	21,629
	173,839	191,602

NET INCOME (LOSS)	$ 93,774	$ 684,099

Net income(loss) allocated to assignees	$ 92,836	$ 677,258

Net income(loss) allocated general partner	$ 938	$ 6,841

Net income(loss) per BAC	$ .04	$ .27

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2008	2007

Income
Interest income	$ 1,519	$ 12,199
Other income	7,168	5,687
	8,687	17,886

Share of income (loss) from Operating Partnerships(Note D)	730,856	64,650

Expenses

Professional Fees	45,142	40,070
Partnership management fee (Note C)	93,472	108,778
Amortization	6,993	6,993
General and administrative expenses	18,799	24,624
	164,406	180,465

NET INCOME (LOSS)	$ 575,137	$ (97,929)

Net income(loss) allocated to assignees	$ 569,386	$ (96,950)

Net income(loss) allocated general partner	$ 5,751	$ (979)

Net income(loss) per BAC	$ .19	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2008	2007

Income
Interest income	$ 5,574	$ 12,454
Other income	11,478	7,948
	17,052	20,402

Share of income (loss) from Operating Partnerships(Note D)	630,886	(70,764)

Expenses

Professional Fees	72,916	74,188
Partnership management fee (Note C)	331,699	330,387
Amortization	16,129	16,129
General and administrative expenses	34,499	47,431
	455,243	468,135

NET INCOME (LOSS)	$ 192,695	$ (518,497)

Net income(loss) allocated to assignees	$ 190,768	$ (513,312)

Net income(loss) allocated general partner	$ 1,927	$ (5,185)

Net income(loss) per BAC	$ .03	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(20,642,748)	$ (1,777,239)	$ (22,419,987)

Net income (loss)	1,237,702	12,503	1,250,205

Partners' capital (deficit), December 31, 2008	$(19,405,046)	$ (1,764,736)	$ (21,169,782)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2008	$ (93,423)	$ (89,424)	$ (182,847)

Net income (loss)	208,680	2,108	210,788

Partners' capital (deficit) December 31, 2008	$ 115,257	$ (87,316)	$ 27,941

Series 9
Partners' capital (deficit) April 1, 2008	$(5,770,788)	$ (396,511)	$(6,167,299)

Net income (loss)	188,157	1,901	190,058

Partners' capital (deficit) December 31, 2008	$(5,582,631)	$ (394,610)	$(5,977,241)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2008	$ (2,409,859)	$ (221,224)	$ (2,631,083)

Net income (loss)	(12,125)	(122)	(12,247)

Partners' capital (deficit) December 31, 2008	$ (2,421,984)	$ (221,346)	$ (2,643,330)

Series 11
Partners' capital (deficit) April 1, 2008	$ (1,363,535)	$ (230,627)	$ (1,594,162)

Net income (loss)	92,836	938	93,774

Partners' capital (deficit) December 31, 2008	$ (1,270,699)	$ (229,689)	$ (1,500,388)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2008	$(3,777,475)	$ (291,824)	$(4,069,299)

Net income (loss)	569,386	5,751	575,137

Partners' capital (deficit) December 31, 2008	$(3,208,089)	$ (286,073)	$(3,494,162)

Series 14
Partners' capital (deficit) April 1, 2008	$(7,227,668)	$ (547,629)	$(7,775,297)

Net income (loss)	190,768	1,927	192,695

Partners' capital (deficit) December 31, 2008	$(7,036,900)	$ (545,702)	$(7,582,602)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 1,250,205	$ 373,387
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	40,587	66,148
Amortization	26,093	26,093
Share of (Income)Loss from Operating Partnerships	(2,093,133)	(1,476,030)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	83,341	(5,000)
Decrease (Increase) in other assets	(1,562)	249,278
(Decrease) Increase in accounts payable affiliates	(1,032,567)	(1,568,033)

Net cash (used in) provided by operating activities	(1,727,036)	(2,334,157)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	2,319,553	1,587,986

Net cash (used in) provided by investing activities	2,319,553	1,587,986

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	592,517	(746,171)

Cash and cash equivalents, beginning	1,085,277	2,005,864

Cash and cash equivalents, ending	$ 1,677,794	$ 1,259,693

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 210,788	$ 138,402
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	(57,760)	(168,901)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	326,920
(Decrease) Increase in accounts payable affiliates	(303,565)	(496,120)

Net cash (used in) provided by operating activities	(150,918)	(199,699)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	57,760	168,901

Net cash (used in) provided by investing activities	57,760	168,901

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,158)	(30,798)

Cash and cash equivalents, beginning	157,566	187,030

Cash and cash equivalents, ending	$ 64,408	$ 156,232

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 190,058	$ (119,466)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	290	290
Share of (Income) Loss from Operating Partnerships	(337,054)	(134,647)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,119	-
Decrease (Increase) in other assets	-	(10,908)
(Decrease) Increase in accounts payable affiliates	(148,374)	176,811

Net cash (used in) provided by operating activities	(287,961)	(87,920)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	337,054	102,355

Net cash (used in) provided by investing activities	337,054	102,355

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,093	14,435

Cash and cash equivalents, beginning	149,621	141,756

Cash and cash equivalents, ending	$ 198,714	$ 156,191

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ (12,247)	$ 286,778
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	9,101	13,020
Amortization	1,545	1,545
Share of (Income)Loss from Operating Partnerships	(70,895)	(322,386)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	(23,498)
(Decrease) Increase in accounts payable affiliates	(32,359)	(401,090)

Net cash (used in) provided by operating activities	(105,236)	(445,631)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	73,720	336,814

Net cash (used in) provided by investing activities	73,720	336,814

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,516)	(108,817)

Cash and cash equivalents, beginning	152,374	312,676

Cash and cash equivalents, ending	$ 120,858	$ 203,859

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 93,774	$ 684,099
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	10,262	14,680
Amortization	1,136	1,136
Share of (Income)Loss from Operating Partnerships	(265,682)	(856,210)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	31,599	(5,000)
Decrease (Increase) in other assets	(1,562)	(18,900)
(Decrease) Increase in accounts payable affiliates	87,951	(689,840)

Net cash (used in) provided by operating activities	(42,522)	(870,035)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	403,389	808,417

Net cash (used in) provided by investing activities	403,389	808,417

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	360,867	(61,618)

Cash and cash equivalents, beginning	149,771	211,850

Cash and cash equivalents, ending	$ 510,638	$ 150,232

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 575,137	$ (97,929)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	6,993	6,993
Share of (Income) Loss from Operating Partnerships	(730,856)	(64,650)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	31,599	-
Decrease (Increase) in other assets	-	(9,370)
(Decrease) Increase in accounts payable affiliates	(416,163)	(261,964)

Net cash (used in) provided by operating activities	(533,290)	(426,920)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	730,856	128,550

Net cash (used in) provided by investing activities	730,856	128,550

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	197,566	(298,370)

Cash and cash equivalents, beginning	105,077	502,693

Cash and cash equivalents, ending	$ 302,643	$ 204,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2008	2007
Cash flows from operating activities:

Net Income(Loss)	$ 192,695	$ (518,497)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	21,224	38,448
Amortization	16,129	16,129
Share of (Income)Loss from Operating Partnerships	(630,886)	70,764
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	13,786	-
Decrease (Increase) in other assets	-	(14,966)
(Decrease) Increase in accounts payable affiliates	(220,057)	104,170

Net cash (used in) provided by operating activities	(607,109)	(303,952)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	716,774	42,949

Net cash (used in) provided by investing activities	716,774	42,949

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,665	(261,003)

Cash and cash equivalents, beginning	370,868	649,859

Cash and cash equivalents, ending	$ 480,533	$ 388,856

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2008 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

On July 1, 1995, the Partnership began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2008, the
Partnership has accumulated unallocated acquisition amortization totaling
$478,378. The breakdown of accumulated unallocated acquisition amortization within the Partnership as of December 31, 2008 for Series 9, Series 10,
Series 11, Series 12, and Series 14 is $5,314, $28,328, $20,828, $128,200, and
$295,708, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable - affiliates at December 31, 2008 and 2007 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ -	$ 3,474
Series 9	64,227	72,960
Series 10	29,148	39,086
Series 11	52,466	53,873
Series 12	41,572	49,662
Series 14	130,606	143,957

	$ 318,019	$ 363,012

The partnership management fee paid for the quarters ended December 31, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ -	$ -
Series 9	325,000	25,000
Series 10	50,000	175,000
Series 11	50,000	50,000
Series 12	500,000	125,000
Series 14	575,000	75,000

	$ 1,500,000	$ 450,000

The partnership management fee paid for the nine months ended December 31, 2008 and 2007 are as follows:

	2008	2007
Series 7	$ 22,687	$ 512,501
Series 9	350,000	50,000
Series 10	125,000	524,512
Series 11	75,000	879,677
Series 12	550,000	349,835
Series 14	625,000	333,277

	$ 1,747,687	$ 2,649,802

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2008 and 2007 the Partnership had limited partnership interests in 159 and 194 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2008 and 2007 by series is as follows:

	2008	2007
Series 7	-	3
Series 9	28	33
Series 10	18	24
Series 11	21	26
Series 12	27	33
Series 14	65	75

	159	194

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2008 and 2007 by series are as follows:

	2008	2007
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	22,528
Series 12	9,241	11,405
Series 14	192,412	202,412

	$201,653	$236,345

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the nine months ended December 31, 2008 the Partnership disposed of thirty-one of the Operating Partnerships. A summary of the dispositions by Series for December 31, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	3	-	$57,760	$57,760
Series 9	4	-	337,054	337,054
Series 10	4	-	73,720	73,720
Series 11	4	-	403,389	403,389
Series 12	6	-	730,856	730,856
Series 14	10	-	716,774	716,774
Total	31	-	$2,319,553	$2,319,553

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

December 31, 2008

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2008.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2008	2007

Revenues
Rental	$ 24,745,120	$ 28,650,651
Interest and other	748,596	1,361,271
	25,493,716	30,011,922

Expenses
Interest	4,640,599	6,009,272
Depreciation and amortization	6,466,001	6,645,766
Operating expenses	17,724,218	21,094,207
	28,830,818	33,749,245

NET LOSS	$(3,337,102)	$ (3,737,323)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(3,303,731)	$ (3,699,950)

Net loss allocated to other partners	$ (33,371)	$ (37,373)

*Amounts include $3,077,311 and $3,439,988 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 7

	2008	2007

Revenues
Rental	$ -	$ 449,459
Interest and other	-	57,248
	-	506,707

Expenses
Interest	-	144,140
Depreciation and amortization	-	72,625
Operating expenses	-	450,650
	-	667,415

NET LOSS	$ -	$ (160,708)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ (159,101)

Net loss allocated to other partners	$ -	$ (1,607)

*Amounts include $0 and $159,101 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2008	2007

Revenues
Rental	$ 4,893,180	$ 5,635,372
Interest and other	26,759	(94,139)
	4,919,939	5,541,233

Expenses
Interest	856,137	1,245,967
Depreciation and amortization	1,350,095	1,364,836
Operating expenses	3,366,495	3,660,585
	5,572,727	6,271,388

NET LOSS	$ (652,788)	$ (730,155)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (646,260)	$ (722,853)

Net loss allocated to other partners	$ (6,528)	$ (7,302)

*Amounts include $646,260 and $722,853 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2008	2007

Revenues
Rental	$ 2,256,069	$ 3,085,419
Interest and other	84,050	122,914
	2,340,119	3,208,333

Expenses
Interest	383,494	642,223
Depreciation and amortization	613,856	921,936
Operating expenses	1,617,919	2,160,227
	2,615,269	3,724,386

NET LOSS	$ (275,150)	$ (516,053)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (272,398)	$ (510,893)

Net loss allocated to other partners	$ (2,752)	$ (5,160)

*Amounts include $269,573 and $506,391 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2008	2007

Revenues
Rental	$ 4,094,734	$ 4,717,500
Interest and other	185,441	353,917
	4,280,175	5,071,417

Expenses
Interest	693,272	917,250
Depreciation and amortization	1,008,723	842,774
Operating expenses	2,862,906	3,898,496
	4,564,901	5,658,520

NET LOSS	$ (284,726)	$ (587,103)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (281,879)	$ (581,232)

Net loss allocated to other partners	$ (2,847)	$ (5,871)

*Amounts include $144,172 and $464,231 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2008	2007

Revenues
Rental	$ 2,991,110	$ 3,687,750
Interest and other	150,550	361,980
	3,141,660	4,049,730

Expenses
Interest	675,062	872,548
Depreciation and amortization	601,180	425,793
Operating expenses	2,403,239	3,286,073
	3,679,481	4,584,414

NET LOSS	$ (537,821)	$ (534,684)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (532,443)	$ (529,337)

Net loss allocated to other partners	$ (5,378)	$ (5,347)

*Amounts include $532,443 and $529,337 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2008	2007

Revenues
Rental	$ 10,510,027	$ 11,075,151
Interest and other	301,796	559,351
	10,811,823	11,634,502

Expenses
Interest	2,032,634	2,187,144
Depreciation and amortization	2,892,147	3,017,802
Operating expenses	7,473,659	7,638,176
	12,398,440	12,843,122

NET LOSS	$(1,586,617)	$(1,208,620)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,570,751)	$(1,196,534)

Net loss allocated to other partners	$ (15,866)	$ (12,086)

*Amounts include $1,484,863 and $1,058,075 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
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

NOTE F - SUBSEQUENT EVENT

As of the report date, the Partnership has entered into agreements to sell interests in seven Operating Partnerships. The estimated sales price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these seven Operating Partnerships are $1,190,471. The estimated gain on sales of the Operating Partnerships is $1,042,533, of which $1,042,533 is expected to be recognized in the first or third quarter of fiscal year 2010.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2008 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2008 in the amount of $252,765. Of which $178,826 represents a write-off of accounts payable due to an affiliate of the general partner for Series 7. The remaining balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2008 were $318,019 and total partnership management fees accrued as of December 31, 2008 were $24,327,277. During the quarter and nine months ended December 31, 2008 $1,500,000 and $1,747,687 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2008, an affiliate of the general partner of the Partnership advanced a total of $461,774 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended December 31, 2008 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$36,467
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$461,774

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2008, Series 7 paid $107,320 to an affiliate of the general partner and wrote-off the remaining balance of $178,826.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2008 the Partnership had $1,677,794 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ 64,408
9	41,574,018	4,178,029	05/04/90	28	198,714
10	24,288,997	2,428,925	08/24/90	18	120,858
11	24,735,002	2,489,599	12/27/90	21	510,638
12	29,710,003	2,972,795	04/30/91	27	302,643
14	55,728,997	5,574,290	01/27/92	65	480,533

	$186,398,017	18,679,738		159	$1,677,794

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of December 31, 2008 are $64,408, $198,714, $120,858, $510,638, $293,402 and $288,121, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2008 and 2007 the Partnership held limited partnership interests in 159 and 194 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 07	(300)	300	4,308	960
Series 09	(13,971)	78,198	90,166	111,460
Series 10	28,346	802	82,875	9,766
Series 11	30,964	21,502	123,116	39,835
Series 12	27,452	14,120	93,472	40,365
Series 14	116,644	13,962	331,699	73,244
	$ 189,135	$ 128,884	$ 725,636	$ 275,630

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

As of December 31, 2007, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2008.

For the periods ended December 31, 2008 and 2007, Series 7 reflects net loss from Operating Partnerships of $0 and $(160,708), respectively, which includes depreciation and amortization of $0 and $72,625, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively. Of the total proceeds received, $2,850 and $4,650, respectively, were paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, will be returned to cash reserves held by Series 7 and Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $601,350 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $555,337 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $466,923 and cash proceeds to the investment partnership of $21,400. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $16,400 will be returned to cash reserves held by Series 7. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,400 as of September 30, 2008.

(Series 9)

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 99.9%. The series had a total of 28 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2008 and 2007, Series 9 reflects loss from Operating Partnerships of $(652,788) and $(730,155), respectively, which includes depreciation and amortization of $1,350,095 and $1,364,836, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. Despite occupancy averaging 99% in 2007, the property operated below breakeven due to insufficient rental rates. Operating expenses declined approximately $122 per unit from 2006 to 2007. Additionally, the accounts payable balance was paid down throughout the year. The operating general partner has not been able to implement a rent increase because the elderly tenants have limited income and an increase would cause additional turnover and vacancy loss. Occupancy has remained strong averaging 99% for 2008. Management anticipates the complex will breakeven for the year. The investment general partner will continue to monitor the property's operations and implementation of future rent increase(s), if any. The operating general partner continues to fund deficits as the guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

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

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. The property's operations were strong in 2007, with an average occupancy of 94%. Through the fourth quarter of 2008, occupancy has averaged 94% and the property continues to operate above breakeven. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the compliance period expired in 2007.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Average physical occupancy remained strong and stable at 97% in 2007. Despite the strong average occupancy in 2007 the property continued to operate below breakeven due to low rental rates. Through the third quarter, average physical occupancy was strong and stable at 98%. However, despite strong occupancy, this property is not able to breakeven. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels. The operating general partner continues to support the Operating Partnership financially. The operating general partner funded an operating deficit of $20,804 in 2007. The mortgage, insurance and payables are current. The tax credit compliance period for this Operating Partnership ended on December 31, 2005.

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

In December 2007, the investment general partner of Series 9 entered into an agreement to transfer 99% of its interest in Haines City Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,374,226 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received, $8,208 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $32,292 was returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,292 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008. The sale of the remaining 1% investment partnership interest in the Operating Partnership closed in December 2008 for the purchaser's assumption of the outstanding mortgage balance of approximately $13,881 and cash proceeds of $10,000. The remaining proceeds of $10,000 will be be returned to cash reserves held by Series 9.

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

In September 2007, the investment general partner of Blakely Properties LP approved an agreement to sell the property and the transaction closed on September 26, 2008. The sales price for the property was $1,495,446, which includes the outstanding mortgage balance of approximately $993,951 and cash proceeds to the investment limited partner of $294,000. Of the total proceeds received, $18,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $268,500 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $268,500 as of September 30, 2008.

In October 2008, the investment general partner of Boston Capital Tax Credit Fund I - Series 6 and Series 9, respectively, entered into an agreement to transfer its interest in Hacienda Villa Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,943,874 and cash proceeds to the investment limited partnerships of $103,200 and $111,800 to Series 6 and Series 9, respectively. Of the total proceeds received, $47,520 and $51,480 to Series 6 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $12,000 and $13,000 from Series 6 and Series 9, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $43,680 and $47,320 will be returned to cash reserves held by Series 6 and Series 9, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $43,680 and $47,320 to Series 6 and Series 9, respectively, as of December 31, 2008.

In December 2008, the investment general partner of Putney First entered into an agreement to transfer its interest to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,381,477 and cash proceeds to the investment limited partner of $41,444. Of the total proceeds received, $22,710 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $11,234 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $11,324 as of December 31, 2008.

(Series 10)

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2008 and 2007, Series 10 reflects net loss from Operating Partnerships of $(275,150) and $(516,053), respectively, which includes depreciation and amortization of $613,856 and $921,936, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stratford Square LP (Stratford Square Apartments) is a 24-unit elderly community located in Brundidge, Alabama. Historically, the property has operated with high occupancy and has been able to generate cash flow. After a poor 2006 performance, operations improved to above breakeven in 2007 with occupancy averaging 94%. The property continues to operate well in 2008, averaging 93% occupancy year to date. All mortgage, tax and insurance payments are current. The operating deficit guarantee is unlimited in time and amount. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Stratford Square Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete against other affordable housing developments in the area that offer rental assistance. The market area remains soft due to loss of industry. As a result, management struggles to maintain occupancy levels at or above 90%. In 2007 and 2008, occupancy averaged 89% and 86%, respectively. The property continues to operate below breakeven status. Management has made several unsuccessful attempts to gain a reduction in the real estate taxes or a tax abatement for the property. Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the operating deficit by accruing management fees due to an affiliated company combined with cash advances totaling $18,278. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Great Falls Properties Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In October 2008, the investment general partner of Great Falls Properties LP approved an agreement to sell the property and the transaction is anticipated to close in April 2009. The anticipated sales price for the property is $957,441, which includes the outstanding mortgage balance of approximately $857,441 and cash proceeds to the investment limited partners of $62,611. Of the total proceeds anticipated to be received, $14,048 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $33,563 are anticipated to be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Ironton Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $596,371 and cash proceeds to the investment partnership of $25,680. Of the total proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Stockton Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $427,070 and cash proceeds to the investment partnership of $12,840. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $7,840 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,840 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Butler Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $485,544 and cash proceeds to the investment limited partner of $18,400. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,400 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,400 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Hart Properties Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $883,613 and cash proceeds to the investment limited partner of $36,800. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $31,800 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $31,800 as of September 30, 2008.

(Series 11)

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties, all of which were 100% at December 31, 2008.

For the periods ended December 31, 2008 and 2007, Series 10 reflects net loss from Operating Partnerships of $(284,726) and $(587,103), respectively, which includes depreciation and amortization of $1,008,723 and $842,774, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2008, the investment general partner of Copper Creek approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,327,613, which includes the outstanding mortgage balance of approximately $1,133,710 and cash proceeds to the investment limited partners of $193,709. Of the total proceeds received, $9,880 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $167,829 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $167,829 as of December 31, 2008.

In April 2008, the investment general partner of Sierra Springs Limited Partnership approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,354,584, which includes the outstanding mortgage balance of approximately $1,135,034 and cash proceeds to the investment limited partners of $219,320. Of the total proceeds received, $9,120 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $194,200 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $194,200 as of December 31, 2008.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance for all the units. In December 2005, the permanent mortgage was fully paid off. In 2007 the property's average occupancy was down to 82%. Despite the decrease in the occupancy the property was still able to operate at breakeven through 2007. Low occupancy is due to heavy construction that is going on across the street from the property. The city is building a highway overpass right next to the property. Through the second quarter 2008 occupancy continued to drop and as of June this property was operating with physical occupancy of 58%. In the third quarter of 2008, as construction of the overpass neared completion, average physical occupancy improved to 78%. Through the fourth quarter average physical occupancy was stable at 78%. The construction of the overpass was originally expected to be completed by October 2008; however, it got postponed to early January 2009. Additionally, as the property is 15 years old, it requires significant capital improvements. These repairs are being funded out of cash flow. The real estate taxes and insurance are current. The operating general partner guarantee is unlimited in time and amount. The compliance period expired December 31, 2005.

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

Franklin School Associates (Franklin School Apartments) experienced difficulties in previous years as a result of poor management compounded, in part, by the structure of housing subsidies. Portable vouchers were scarce and considered desirable; so people on the voucher waiting list who opted for project-based vouchers (Franklin School's program) had a less desirable profile and imposed greater than average wear on the property. Past management companies were not able to provide a secure environment and the property developed a reputation as undesirable. Another issue was seasonally variable occupancy because the tenants had multiple residential alternatives during the non-winter months. All of these issues together made it difficult to maintain strong occupancy. Moreover, the landlord is responsible for the payment of tenant heat and hot water, which made the property vulnerable to rising utility expense. As a result, the property has experienced cash flow shortfalls. The cash flow deficits were ($36,311) and ($51,249) in 2004 and 2005, respectively. The investment general partner funded the deficits. For the full year 2005, the investment general partner funded $76,495.

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

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family development. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a saw-mill. These losses have negatively impacted the occupancy at the property. Despite an average occupancy of 77% in 2007, the property operated above breakeven. This was mainly due to funds from the reserves being withdrawn for expensed improvements and management's ability to keep operating expenses below state averages. Development of a golf course, single family homes and condos at a nearby ski resort has begun to benefit the property, as evidenced by an increase in average occupancy to 87% through the fourth quarter of 2008. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current. The property delivered tax credits from 1991 through 2001. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.

In November 2008, the investment general partner of South Fork Heights, Limited approved an agreement to sell the property and the transaction is anticipated to close in June 2009. The anticipated sales price for the property is $1,600,000, which includes the outstanding mortgage balance of approximately $1,400,000 and cash proceeds to the investment limited partners of $144,951. Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $113,951 are anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in El Dorado Springs Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $561,702 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Nevada Manor, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $626,534 and anticipated cash proceeds to the investment partnership of $25,680. The transaction closed in September 2008. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 are anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

(Series 12)

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 99.9%. The series had a total of 27 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2008 and 2007, Series 12 reflects net loss from Operating Partnerships of $(537,821) and $(534,684), respectively, which includes depreciation and amortization of $601,180 and $425,793, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. Based on unaudited financials through the third quarter of 2008, the Operating Partnership is projected to operate at a deficit for the year. The reasons for this deficit are due to low occupancy and high operating expenses. The investment general partner states high expenses were the result of administrative costs due to increased advertising to try and fill vacancies, higher than anticipated legal fees as a result of evictions, and increased payroll costs as a result of additional hours for on-site staff trying to fill vacant units. Occupancy averaged 83% in 2008. All real estate taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2008, the investment general partner of Cananche Creek, Limited Partnership approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,709,466, which includes the outstanding mortgage balance of approximately $1,195,300 and cash proceeds to the investment limited partners of $513,642. Of the total proceeds received, $7,840 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $489,802 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $489,802 as of December 31, 2008.

In April 2008, the investment general partner of Shawnee Ridge, L.P. approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $797,654, which includes the outstanding mortgage balance of approximately $644,036 and cash proceeds to the investment limited partners of $153,454. Of the total proceeds received, $6,280 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $131,174 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $131,174 as of December 31, 2008.

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

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. Occupancy dropped significantly in 2006, and management began to focus their attention on marketing and leasing. Their aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in average occupancy to 85% for 2007, with above breakeven operations. Although occupancy averaged 90% in 2008, occupancy in the fourth quarter declined to an average of 86%. The regional manager discovered that the onsite manager was not correctly recertifying tenants or actively working to fill vacancies. The onsite manager was terminated in the fourth quarter of 2008. The regional manager corrected all tenant files and has re-instituted marketing activities. The on-site manager position is expected to be filled in the first quarter of 2009. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. In 2007, occupancy improved to 92% for the year and operating expenses were significantly reduced. Despite this improvement, the property continued to operate below breakeven, as occupancy was unable to support operating expenses. Due to issues with management during 2008 the average occupancy fell to 85% for the year and the property operated below breakeven. In 2007, the operating general partner replaced the management company for the second time in a year due to concerns with resident file errors and poor cost control. After management was released, the property was without a full time site manager until June 2008. The new site manager had no tax credit experience and required training from the regional manager. Due to an illness the regional manager was not available to assist at the property until September 2008. At that time it was determined that the site manager was not effectively managing the property and she was released from her position. Through the last three months of 2008, management duties have been performed by an assistant manager from a nearby property. The local area has experienced a rise in crime in recent years and the property has been experiencing increases in security issues. In November, management hired a courtesy officer for the site in an effort to curb crime. The investment limited partner is working with management to develop a stabilization plan for 2009 including improving occupancy, reducing expenses, and improving the perception of the property in the community. The operating general partner has indicated it will continue to fund operating deficits as needed. It is also important to note that the compliance period ended in 2008 and the operating general partner has begun exploring disposition options. The mortgage, real estate tax and insurance payments are all current.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. During 2007 the property operated with an average occupancy of 89%, and operated below breakeven for the year due to a combination of high vacancy as well as high operating expenses. The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services, or LSS, have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Despite the improved occupancy, the property is still operating below breakeven due to high economic vacancy and high utility and maintenance expenses. Through November 2008, average occupancy is 90%. In June, there was an inordinate amount of move-outs and occupancy declined to 83%. This was due to management not renewing a number of leases of problematic tenants. Prairie West is out of the LIHTC compliance period as of 2005. The operating general partner has indicated an intention to refinance the current debt and finance enough capital to make considerable improvements to the property in an effort to market the property for sale. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The investment general partner will continue to monitor operations and leasing strategies. The mortgage, trade payables, property taxes, and insurance are current.

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. In 2008, occupancy averaged 99% and operations are above breakeven for the year. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership. All mortgage, real estate tax and insurance payments are current. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family development located in Nicholasville, KY. In 2007, the Operating Partnership operated at a significant loss due to high operating expenses and declining occupancy. Operating expenses are primarily driven by administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover. Management continues to update units as vacancies occur and funds are available. Low occupancy has plagued this Operating Partnership for several years. This is the result of the property's advanced age, which has made it non-competitive in the local rental market. According to the operating general partner, management continues to advertise in local newspapers promoting concessions in order to attract residents. However, management continues to lose residents to newer developments offering more space and superior amenity packages. Rents at the property are comparable to other properties in the area. In 2008, occupancy averaged 59% and the property continues to operate at a deficit. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

The parcel held by the Los Caballos II partnership will not be the location of the newly constructed project.  The new project will be on an adjacent property outside of the flood zone.  The plan is to have a new partnership absorb the mortgage debt from Los Caballos II.  The investment general partner has requested that RD approve a 'Transfer of Assets' that will move all debt and cash assets of Los Caballos II to a separate entity, but Los Caballos II will retain the land.  If RD accepts this transfer, it will effectively reduce the Operating Partnership's total debt from approximately $60,000 to $0, and will leave the land in the name of the Los Caballos II partnership.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Portales Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $139,523 and cash proceeds to the investment partnership of $47,080. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $42,080 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,080 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Burkesville Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $712,364 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Clarkson Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $714,796 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Evanwood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,412 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

(Series 14)

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 99.9%. The series had a total of 65 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2008 and 2007, Series 14 reflects net loss from Operating Partnerships of $(1,586,617) and $(1,208,620), respectively, which includes depreciation and amortization of $2,892,147 and $3,017,802 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. During 2007, occupancy averaged 78% as a result of evictions and move-outs attributed to the implementation of a substantial rent increase. The evictions were the result of non-payment of rent, lease violations, or suspected criminal activity. However, the increased rents added approximately $20,000 in revenue allowing the Operating Partnership to operate above breakeven in 2007. During the first half of 2008, occupancy remained stagnant averaging 76%. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively. The decline in the second half of the year is primarily attributed to move-outs due to damages sustained during Hurricane Gustav.

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. An insurance adjuster has been to the site to review damages. Preliminary reports indicate roof damage on all four buildings, as well as interior damage to approximately fifteen units. In addition, the office and laundry room experienced some flooding. An insurance claim has been submitted and all related labor and materials are being priced. The operating general partner is planning to use his affiliated construction company to complete the repairs, once approved by the insurance company. The repairs are expected to start in the first quarter of 2009. The investment general partner will continue to monitor the progress of the insurance claim and the repairs to the property.

The property is expected to operate below breakeven in 2008 with little improvement expected in 2009. All real estate tax, mortgage, and insurance payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership. The investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In November 2007, the investment general partner transferred the remaining 51% of its interest in Woodfield Commons Limited Partnership for the assumption of 51% of the outstanding mortgage balance and proceeds of $25,000. Of the proceeds received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $10,625 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds has been recorded in the amount of $10,625 as of December 31, 2007.

Wynnewood Village Apartments (Wynnewood Village Apartments, Ltd.) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance. This request was denied. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. As a result of these efforts, occupancy increased from 83% in 2006 to 91% in 2007 and the property operated above breakeven. In 2008, however, occupancy dropped to an average of 81% and operated below breakeven. A rent increase has been requested from Rural Development to alleviate the liquidity problem; however, increasing occupancy is expected to remain problematic. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wynnewood Village Apartments, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Montague Place, LP (Montague Place Apartments) is a 28-unit family complex located in Caro, MI. In 2007 and 2008, occupancy averaged 80% and 81%, respectively. The property receives rental assistance for 22 of the 28 units, and is able to keep those units rented. Due to the weak economy in the surrounding area, management is unable to keep the remaining six, non-subsidized units occupied. Management advertises in all local newspapers, holds open houses, and works with local agencies to find tenants. The property is offering one free month rent as a leasing incentive. Rural Development granted the property a one-year moratorium on deposits to the replacement reserve from May 2007 to April 2008. This allowed the property to operate above breakeven in 2007 and build up some cash reserves. With required reserves, the property returned back to below breakeven operations in 2008. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Montague Place, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The real estate tax, insurance and mortgage payments are current.

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit family property located in Jacksonville, NC. In 2007, the average occupancy was 91% but operations were below breakeven. In 2008, occupancy remained steady averaging 92% for the year. Due to a $20 per unit rent increase as of January 1, 2008 coupled with reduced operating expenses, the property operated above breakeven for the year. The operating general partner's operating deficit guarantee is unlimited in time and amount. The tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Village Terrace Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location. Operations rebounded slightly in 2007 from 2006 performance; however, the property continued to operate below breakeven due to low rent levels and occupancy below 90%. Operations have improved to above breakeven in 2008. The property's cash situation has improved to a positive balance as a result of increased occupancy and Rental Assistance which was awarded and made effective in September 2008. In addition, the lender has granted the property a workout plan; specifically, a temporary deferment of the monthly debt service so that necessary improvements can be made. The operating general partner continues to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Pine Ridge Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006 and management responded by replacing site staff. Occupancy improved throughout 2007 and averaged 90% but operations remained below breakeven. Average occupancy through the fourth quarter of 2008 was reportedly 96% but insufficient rental rates have kept operations slightly below breakeven. The operating general partner continues to fund deficits as needed, despite an expired guarantee. The mortgage, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Portville Square Apartments LP to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $425,921 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

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

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Belmont Village Court to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $450,438 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Harrison City Associates, a Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $716,719 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In December 2007, the investment general partner transferred 50% of the investment partnership interest in Tionesta Manor, a Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $690,817 and cash proceeds to the investment limited partner of $0. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in December 2008 for the assumption of the remaining mortgage balance outstanding and proceeds of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2008, the investment general partner of Navapai Associates approved an agreement to sell the property and the transaction closed on November 24, 2008. The sales price for the property was $982,030, which includes the outstanding mortgage balance of approximately $852,030 and cash proceeds to the investment partnership of $101,427. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $92,427 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $92,427 as of December 31, 2008.

In January 2008, the investment general partner of Chaparral Associates approved an agreement to sell the property and the transaction closed on November 24, 2008. The sales price for the property was $772,020, which includes the outstanding mortgage balance of approximately $672,020 and cash proceeds to the investment partnership of $113,807. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $104,807 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $104,807 as of December 31, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Excelsior Springs Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $603,539 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Smithville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,205,936 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $46,360 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $46,360 as of September 30, 2008.

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

In July 2008, the investment general partner of Capital Housing Associates approved an agreement to sell the property and the transaction closed on October 31, 2008. The sales price for the property was $1,887,961, which includes the outstanding mortgage balance of approximately $1,121,367 and cash proceeds to the investment limited partners of $450,000. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $435,000 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $435,000 as of December 31, 2008.

In October 2008, the investment general partner of Breckenridge Apartments approved an agreement to sell the property and the transaction is anticipated to close in April 2009. The anticipated sales price for the property is $905,703, which includes the outstanding mortgage balance of approximately $835,703 and cash proceeds to the investment limited partners of $51,900. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $36,900 are anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2008, the investment general partner of Sioux Falls Housing Associates Two LP approved an agreement to sell the property and the transaction is anticipated to close in February 2009. The anticipated sales price for the property is $1,777,778, which includes the outstanding mortgage balance of approximately $802,524 and cash proceeds to the investment limited partners of $705,078. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $690,078 are anticipated to be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2009, the investment general partner of Boston Capital Tax Credit Fund I - Series 3 and Series 14, respectively, entered into an agreement to transfer its interests in Lakewood Terrace Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,057,039 and cash proceeds to the investment limited partnerships of $100. Of the total proceeds received, $44 from Series 3 and $56 from Series 14, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There are no remaining proceeds to be returned to cash reserves held by Series 3 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993 and exited its compliance period in 2007. At the time of construction, the general contractor installed the water proofing system for the buildings improperly. As such, water has been able to penetrate the exterior, which has resulted in deterioration in the structural components. The operating general partner recently became aware of severe structural deficiencies at the property as the result of this deterioration. An engineering report was conducted and estimated costs of repair are $1.3MM. The operating general partner has indicated an intention to refinance the debt and take out enough capital to make the necessary repairs as well as purchase the investment limited partner interest as the property is out of its compliance period. As there is a lockout period on the debt, the operating general partner is in negotiations with the Master Servicer to allow for early prepayment. It should be noted that, so far, two units are down, however, there have been no reports of mold growth. Further, the property is operating above breakeven for 2008 with occupancy averaging 91% for the year.

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

Recent Accounting Changes - Continued

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises ("FSP No. FIN 48-3") , which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 17, 2009	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.