Form 10-K
period 2009-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2009-07-07
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (check one):

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

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2009

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

As of March 31, 2009, the Partnership had invested in a total of 153 Operating Partnerships; 0 Operating Partnerships on behalf of Series 7, 26 Operating Partnerships on behalf of Series 9, 18 Operating Partnerships on behalf of Series 10, 20 Operating Partnerships on behalf of Series 11, 26 Operating Partnerships on behalf of Series 12, and 63 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the 153 Operating Partnerships in 6 series identified in the table set forth below.  In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2009

All properties in Series 7 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Azalea Village Apartments	Crawford, GA	24	$617,341	5/90	5/90	100%	$143,206

Beaver Brook Commons	Pelham, NH	24	1,136,404	4/90	5/90	100%	290,403

Big Lake Seniors	Big Lake, TX	20	532,392	4/94	6/95	100%	145,660

Blanco Senior Apt.	Blanco, TX	20	497,738	12/93	9/94	100%	98,561

Cotton Mill Apartments	Stuart, VA	40	1,401,426	10/92	7/93	100%	271,351

Fawn River Apartments	Sturgis, MI	100	3,564,774	10/90	10/90	100%	971,446

Fountain Green Apartments	Crestview, FL	24	682,339	6/90	5/90	100%	164,534

Garden Lake Apartments	Immokalee, FL	65	2,116,027	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	563,148	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,439,447	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,438,486	6/90	8/90	100%	276,203

Grifton Manor Apts.	Grifton, NC	40	1,174,356	9/93	2/94	100%	261,645

Hill St. Commons	South Paris, ME	25	1,427,281	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,338,784	3/90	6/90	100%	313,200

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Le Grand Apts.	Le Grand, CA	34	$1,660,867	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,426,540	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,424,483	5/90	3/90	100%	321,908

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,610,193	9/90	10/90	100%	1,116,284

Pine Ridge Place	Polkton, NC	16	607,269	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	589,323	12/93	7/93	100%	144,839

Quail Hollow II	Raleigh, NC	36	2,184,554	7/90	9/90	100%	313,521

Raitt Street Apts.	Santa Ana, CA	6	851,018	5/93	8/93	100%	416,200

Tappahannock Greens Apts.	Tappahannock, VA	40	1,445,361	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,421,131	9/90	11/90	100%	300,033

Village Oaks Apartments II	Live Oak, FL	24	703,265	6/90	2/90	100%	164,291

Westside Apartments	Providence, RI	40	2,102,654	6/90	12/90	100%	1,777,738

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Athens Park Apartments	Athens, AL	48	$1,290,037	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	707,804	8/89	11/90	100%	168,234

Berkshire Apartments II	Wichita, KS	66	1,566,302	7/90	7/90	100%	1,183,452

Brentwood Apartments	Eunice, LA	32	920,497	11/90	10/90	100%	205,470

Candlewick Place	Monroeville, AL	40	1,203,266	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	742,993	5/93	5/93	100%	180,800

Lambert Square Apt.	Lambert, MS	32	941,527	11/92	12/92	100%	192,347

Maidu Village	Roseville, CA	81	1,454,033	3/91	12/91	100%	470,000

Meadowbrook Lane Apartments	Americus, GA	50	1,418,339	9/90	3/90	100%	336,264

Melrose Lane Apartments	Great Falls, SC	24	874,926	11/90	10/90	100%	203,645

Pecan Village Apartments	Ellaville, GA	30	755,089	7/90	2/90	100%	221,856

Pine Grove Apts.	Ackerman, MS	24	471,631	9/93	6/94	100%	169,926

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Pinetree Manor Apts.	Centreville, MS	32	$943,620	11/92	1/93	100%	$191,500

Rosewood Village Apartments	Willacoochee, GA	24	624,883	7/90	7/90	100%	147,480

Stratford Square Apartments	Brundidge, AL	24	725,179	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,419,193	11/92	3/93	100%	246,230

Washington Heights Apartments, IV	Bismarck, ND	24	409,657	11/90	7/90	100%	381,010

Woodside Apartments	Lisbon, ME	28	1,428,623	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Aspen Square Apartments	Tazewell, VA	60	$1,769,996	11/90	11/90	100%	$356,495

Buckeye Senior Apartments	Buckeye, AZ	41	1,288,978	12/90	8/90	100%	311,480

Cambridge Manor Apartments	Macon, MS	47	1,542,276	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	920,363	12/90	1/91	100%	205,750

Coronado Hotel	Tuscon, AZ	42	134,240	3/91	3/91	100%	614,050

Crestwood Apartments	St. Cloud, FL	216	2,968,535	1/91	6/91	100%	5,636,484

Elmwood Manor Apartments	Eutaw, AL	47	1,562,121	5/93	12/93	100%	333,440

Farmerville Square Apts.	Farmerville, LA	32	935,617	1/91	4/91	100%	212,280

Hilltop Apts.	Los Lunas, NM	40	1,362,800	1/93	11/92	100%	258,455

Holley Grove	Holley, NY	24	884,363	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,434,561	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	893,291	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Lakewood Village Apartments	Lake Providence, LA	32	$921,563	1/91	5/91	100%	$223,827

Maidu Village	Roseville, CA	81	1,454,033	3/91	12/91	100%	530,000

Oatka Meadows	Warsaw, NY	24	885,050	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,187,339	12/90	12/90	100%	522,999

South Fork Heights	South Fork, CO	48	1,404,413	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	753,972	12/90	9/90	100%	206,888

Washington Manor Apartments	Washington, LA	32	923,843	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,320,330	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Bowman Village Apartments	Bowman, GA	24	$642,102	6/91	10/91	100%	$139,879

Briarwick Apartments	Nicholasville, KY	40	1,140,567	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	490,772	6/91	7/91	100%	458,800

Carson Village Apartments	Wrightsville, GA	24	627,907	10/91	6/92	100%	161,452

Corcoran Garden Apartments	Corcoran, CA	38	1,856,868	2/91	11/90	100%	432,438

Crescent City Senior Apartments	Crescent City, CA	38	2,058,540	3/91	3/91	100%	474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,297,056	6/91	6/91	100%	364,515

Fox Run Apartments	Jesup, GA	24	516,879	12/91	7/92	100%	150,033

Hamilton Village Apartments	Preston, GA	20	547,720	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,359,228	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,434,561	2/91	4/91	100%	778,688

Lakeridge Apartments	Eufala, AL	30	883,230	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	636,842	10/91	5/92	100%	149,058

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Los Caballos II Apts.	Hatch, NM	24	$686,519	7/91	8/91	100%	$164,740

Melville Plaza Apartments	Melville, LA	32	857,971	7/91	10/91	100%	178,564

Oakleigh Apartments	Abbeville, LA	32	878,896	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	864,512	8/91	1/92	100%	180,819

Prairie West Apts. III	West Fargo, ND	24	419,886	3/91	3/91	100%	360,698

Ridgeway Court III Apartments	Bemidji, MN	24	987,714	4/91	1/91	100%	180,186

Rockmoor Apartments	Banner Elk, NC	12	541,858	5/91	3/91	100%	95,818

Turner Lane Apartments	Ashburn, GA	24	707,313	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	498,925	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	512,623	3/91	3/91	100%	96,868

Woodcrest Manor Apartments	Woodville, MS	24	682,999	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	975,217	10/91	4/92	100%	229,601

Yorkshire Townhome Apts.	Fort Smith, AR	50	574,873	9/93	8/94	100%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Ada Village Apts.	Ada, OK	44	$956,740	1/93	11/93	100%	$158,976

Amherst Village	Amherst, VA	48	1,521,094	1/92	1/92	100%	322,796

Blanchard Senior Apts. II	Blanchard, LA	24	574,336	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	203,837	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,102,769	7/91	9/91	100%	237,873

Breckenridge Apartments	McColl, SC	24	834,919	1/92	3/92	100%	186,065

The Bridge Building	New York, NY	15	—	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	698,680	7/91	11/90	100%	160,600

Carleton Court Apartments	Providence RI	46	3,009,602	12/91	12/91	100%	1,496,922

Carriage Run Apartments	Emporia, VA	40	1,236,025	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,216,141	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,360,628	10/91	1/92	100%	326,310

College Green	Chili, NY	110	3,922,955	3/95	8/95	100%	755,771

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Colorado City Seniors Apartments	Colorado City, TX	24	$523,398	10/91	10/91	100%	$98,721

Cottonwood Apts. II	Cottonport LA	24	631,691	10/91	7/91	100%	152,664

Countryside Manor	Fulton, MS	24	644,275	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,085,342	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	836,638	7/92	1/93	100%	186,000

Duncan Village Apts.	Duncan, OK	48	1,038,628	1/93	11/93	100%	172,005

Edison Village Apartments	Edison, GA	42	1,144,587	7/91	2/92	100%	274,144

Fairground Place Apts.	Bedford, KY	19	669,280	3/95	8/95	100%	176,963

Four Oaks Village Apartments	Four Oaks, NC	24	859,483	3/92	6/92	100%	179,900

Franklin Vista III Apts.	Anthony, NM	28	893,226	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,389,011	1/92	6/91	100%	226,000

Green Village Apts. II	Standardsville, VA	16	563,331	4/92	11/91	100%	99,100

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Greenleaf Apartments	Bowdoinham, ME	21	$1,086,727	11/91	8/92	100%	$295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	759,967	10/91	8/91	100%	183,674

Hessmer Village Apartments	Hessmer, LA	32	873,657	12/91	4/92	100%	186,503

Hillmont Village Apartments	Micro, NC	24	849,915	9/91	1/92	100%	184,900

Jarratt Village Apartments	Jarratt, VA	24	796,681	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	143,387	1/93	12/93	100%	24,365

La Gema del Barrio Apts.	Santa Ana, CA	6	630,132	6/92	8/92	100%	458,000

Lafayettee Gardens Apartments	Scott, LA	56	950,686	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,925,408	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,403,160	1/92	6/92	100%	1,018,808

Lana Lu Apartments	Lonaconing, MD	30	1,429,414	12/91	9/92	100%	303,261

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Lexington Village Apts.	Lexington, OK	8	$194,072	1/93	11/93	100%	$32,178

Maidu Village	Roseville, CA	81	1,454,033	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	961,169	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	201,516	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,097,086	12/91	12/91	100%	432,320

Nevada City Senior Apartments	Grass Valley, CA	60	3,421,992	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	883,515	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,427,708	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,252,699	1/92	1/92	100%	308,578

Oakland Village Apts.	Littleton, NC	24	820,490	5/92	8/92	100%	161,939

Pineridge Apartments	McComb, MS	32	971,999	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	924,166	10/91	3/92	100%	199,311

Prague Village Apts.	Prague, OK	8	110,113	1/93	3/93	100%	21,373

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Rainier Manor Apartments	Mt. Rainier, MD	104	$3,383,134	3/92	1/93	100%	$1,190,350

Rosewood Manor Apartments	Ellenton, FL	43	1,388,971	12/91	11/91	100%	302,250

San Jacinto Senior Apartments	San Jacinto, CA	46	2,288,615	1/92	10/91	100%	588,965

Snow Hill Ridge Apartments	Raleigh, NC	32	1,104,603	10/91	12/91	100%	307,524

Spring Creek Village	Derby, KS	72	1,228,945	6/91	9/91	100%	1,634,760

Spring Valley Apartments	Lexington Park, MD	128	4,968,264	11/91	12/92	100%	2,877,811

Titusville Apartments	Titusville PA	30	1,191,701	12/91	1/92	100%	280,829

Valley Ridge Senior Apartments	Central Valley, CA	38	1,753,196	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,278,104	1/92	6/92	100%	287,736

Village Green	Raleigh, NC	42	584,233	5/92	9/91	100%	581,446

Washington Court	Abingdon, VA	39	1,077,049	7/91	8/91	100%	295,250

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09

Wesley Village Apartments	Martinsburg, WV	36	$1,258,735	10/91	6/92	100%	$266,253

Westside Apartments	Louisville, MS	33	701,658	3/92	1/92	100%	191,014

Wynnewood Village Apts.	Wynnewood, OK	16	410,429	1/93	11/93	100%	67,443

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interest

(a)                    Market Information

The Partnership is classified as a limited partnership and has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)                   Approximate number of security holders

As of March 31, 2009, the Partnership has 10,567 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 735 investors holding 1,036,100 BACs, Series 9 consists of 2,007 investors holding 4,178,029 BACs, Series 10 consists of 1,498 investors holding 2,428,925 BACs, Series 11 consists of 1,262 investors holding 2,489,599 BACs, Series 12 consists of 1,772 investors holding 2,972,795 BACs, and Series 14 consists of 3,293 investors holding 5,574,290 BACs at March 31, 2009.

(c)                    Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2009.

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

During the year ended March 31, 2009, the Partnership made no distributions to the limited partners for proceeds from the sale of Operating Partnerships.

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

Liquidity

The Partnership’s primary source of funds was the proceeds of the Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2009 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2009 the Partnership accrued $1,295,460 and paid $2,847,687 in annual partnership management fees. As of March 31, 2009 the accrued partnership management fees totaled $23,521,471.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Affiliates of the general partner have advanced $640,600 to the Partnership to pay certain third party operating expenses and to fund advances to Operating Partnerships. Of this amount, Series 7 paid $107,320 to an affiliate of the general partner during the fiscal year ended March 31, 2009.  The allocation of the total advanced through March 31, 2009, to four of the six series is as follows:  $215,293 to Series 7, $99,461 to Series 11, $153,188 to Series 12 and $172,658 to Series 14.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the

Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

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

As of March 31, 2009, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, all 15 of the properties had been disposed of. Cash and Cash Equivalents for Series 7 at March 31, 2009, represented $59,368 in working capital.

(Series 9).  The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2009, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, 29 of the properties had been disposed of and 26 remain.  Cash and Cash Equivalents for Series 9 at March 31, 2009, represented $212,194 in working capital.

(Series 10).  The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2009, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, 27 of the properties had been disposed of and 18 remain.  Cash and Cash Equivalents for Series 10 at March 31, 2009, represented $120,636 in working capital.

(Series 11).  The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2009, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2009, 20 of the properties had been disposed of and 20 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships.  Cash and Cash Equivalents for Series 11 at March 31, 2009, represented $246,366 in working capital.

(Series 12).  The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2009, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  As of March 31, 2009, 27 of the properties had been disposed of and 26 remain.  The Partnership has completed payment of all installments of its capital contributions to 25 of the 26 remaining Operating Partnerships.  At March 31, 2009, working capital of $135,582 consists of cash and cash equivalents less capital contributions payable.

(Series 14).  The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2009, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2009 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328.  As of March 31, 2009, 38 of the properties had been disposed of and 63 remain.  The Partnership has completed payment of all installments of its capital contributions to 52 of the remaining 63 Operating Partnerships.  At March 31, 2009, working capital of $284,841 consists of cash and cash equivalents less capital contributions payable.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2009 and 2008 was $943,338 and $1,125,917, respectively.  The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7).  The series did not have any properties at March 31, 2009. As of March 31, 2008, the average Qualified Occupancy for the series was 100%.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $482,559 and $875,570, respectively, in passive income that was passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 7 was $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009, and 2008, the net income for series 7 was $26,922 and $136,720, respectively.  The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Deer Hill II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,431,974 and cash proceeds to the investment partnership of $140,000.  Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $132,500 was returned to cash reserves held by Series 7.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $132,500 as of August 31, 2007.

In August 2007, the investment general partner entered into an agreement to transfer its interest in Oakview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,092,000 and cash proceeds to the investment limited partners of $32,760.  Of the total proceeds received, $1,130 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,579 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $24,051 was returned to cash reserves held by the investment limited partnership.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $24,051 as of August 31, 2007.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively.  Of the total proceeds received, $2,850 and $4,650, respectively, were paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, were returned to cash reserves held by Series 7 and Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

In December 2006, the investment general partner transferred the interest of Boston Capital Tax Credit Fund I LP Series 6 and Series 7 in Hillandale Commons Limited Partnership to an entity affiliated with the operating general partner, for its assumption of the outstanding mortgage balance and cash proceeds of $863,000.  In accordance with Agreement of Purchase and Sale an initial payment of $67,200 and $52,800 was paid in December 2006 and an outstanding note payable of $416,080 and $326,920 was paid in July 2007 to Series 6 and Series 7, respectively. Of the gross proceeds received, $16,800 and $13,200 represent reporting fees due to an affiliate, and $4,200 and $3,300 was paid to BCAMLP for expenses of the sale, which includes third party legal costs, for Series 6 and Series 7, respectively.  Of the remaining proceeds, $462,280 and $363,220 for Series 6 and Series 7, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid partnership management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds, previously recorded as receivable, in the amount of $416,080 and $326,920 for Series 6 and Series 7, respectively, were received as of July 31, 2007.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the expense and overhead reimbursement, has been recorded in the amount of $462,280 and $363,220, for Series 6 and Series 7, respectively, as of December 31, 2006.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Briarwood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $601,350 and cash proceeds to the investment partnership of $25,680.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 was returned to cash reserves held by Series 7.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $555,337 and cash proceeds to the investment partnership of $25,680.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 was returned to cash reserves held by Series 7.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $466,923 and cash proceeds to the investment partnership of $21,400.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $16,400 was returned to cash reserves held by Series 7.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,400 as of September 30, 2008.

(Series 9).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 26 properties as of March 31, 2009, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $2,363,352 and $880,752, respectively, in passive income that was passed through to the investors, and also provided $.00 respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, the Investments in Operating Partnerships for Series 9 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009, and 2008, the net income(loss) for series 9 was $133,887 and $(169,864), respectively.  The major components of these amounts are the Fund’s share of income(losses) from Operating Partnership and the fund management fee.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas.  Occupancy was strong averaging 99% for 2008. The complex attained rent increases in 2008 resulting in an 18% increase in revenue over 2007 levels.  Expenses remained consistent with 2007 amounts. Due to the increased revenue, the property operated above breakeven in 2008.  Occupancy in the first quarter of 2009 averaged 98% and the property continues to operate above breakeven.  The operating deficit guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.

In August 2007, the investment general partner entered into an agreement to transfer its interest in Brooklyn Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,079,144 and cash proceeds to the investment limited partners of $32,374.  Of the total proceeds received, $7,579 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $24,795 was returned to cash reserves held by the investment limited partnership.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $24,795 as of August 31, 2007.

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

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL.  Occupancy at the property remains strong averaging 94% for 2007 and 2008.  The first quarter of 2009 occupany averaged 88% and the property continues to above breakeven. All insurance, real estate taxes, and mortgage payments are current.  Tax credit delivery ended in 2002 and the low income housing tax credit compliance period expired in 2007.

In July 2007, the investment general partner entered into an agreement to transfer its interest in Westwood Square Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,363,362 and cash proceeds to the investment partnerships of Series 7 and Series 9 of $15,200 and $24,800, respectively.  Of the total proceeds received, $2,850 and $4,650, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $12,350 and $20,150 for Series 7 and Series 9, respectively, were returned to cash reserves held by Series 7 and Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,350 and $20,150 for Series 7 and Series 9, respectively, as of August 31, 2007.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Average physical occupancy remained strong and stable at 98% in 2008. Despite the strong average occupancy in 2008, the property continued to operate below breakeven due to low rental rates. Through the first quarter of 2009, average physical occupancy remained strong at 97%. However, despite strong occupancy, the property continues to operate below breakeven. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents and to maintain high occupancy levels.  The operating general partner continues to fund the Operating Partnership as needed.  The mortgage, insurance and payables are current. The low income housing tax credit compliance period for this Operating Partnership expired on December 31, 2005.

In June 2007, the investment general partner transferred the investment partnership’s interest in Twin Oaks Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,110,415 and cash proceeds to the investment partnership of $43,873.  Of the total proceeds received $2,550 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $33,823 was returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $33,823 as of June 30, 2007.

In June 2007, the investment general partner transferred the investment partnership’s interest in Old Stage Road Associates Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,225,662 and cash proceeds to the investment partnership of $31,999.  Of the total proceeds received, $912 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $23,587 was returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,587 as of June 30, 2007.

In June 2007, the investment general partner of Grand Princess Manor Limited Partnership approved an agreement to sell the property.  The transaction was anticipated to close in December 2009; the buyer is unable to consummate the sale.

In June 2007, the investment general partner of Grand Princess Villas Limited Partnership approved an agreement to sell the property.  The transaction was anticipated to close in December 2009; however, the buyer is unable to consummate the sale.

In January 2008, the investment general partner transferred its interest in Rainbow Garden Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,168,553 and cash proceeds to the investment partnership of $42,068. Of the total proceeds received, $1,517 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $25,551 was returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,551 as of March 31, 2008.

In December 2007, the investment general partner of Series 9 entered into an agreement to transfer 99% of its interest in Haines City Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,374,226 and cash proceeds to the investment partnership of $48,000.  Of the total proceeds received, $8,208 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $32,292 was returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,292 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008. The sale of the remaining 1% investment partnership interest in the Operating Partnership closed in December 2008 for the purchaser’s assumption of the outstanding mortgage balance of approximately $13,881 and cash proceeds of $10,000. The remaining proceeds of $10,000 was returned to cash reserves and recorded as a gain as of December 31, 2008.

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

In September 2007, the investment general partner of Blakely Properties LP approved an agreement to sell the property and the transaction closed on September 26, 2008.  The sales price for the property was $1,495,446, which includes the outstanding mortgage balance of approximately $993,951 and cash proceeds to the investment limited partner of $294,000.  Of the total proceeds received, $18,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $268,500 was returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $268,500 as of September 30, 2008.

In October 2008, the investment general partner of Boston Capital Tax Credit Fund I - Series 6 and Series 9, respectively, entered into an agreement to transfer its interest in Hacienda Villa Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,943,874 and cash proceeds to the investment limited partnerships of $103,200 and $111,800 to Series 6 and Series 9, respectively.  Of the total proceeds received, $47,520 and $51,480 to Series 6 and Series 9, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer.  Of the remaining proceeds, $12,000 and $13,000 from Series 6 and Series 9, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $43,680 and $47,320 were returned to cash reserves held by Series 6 and Series 9, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $43,680 and $47,320 to Series 6 and Series 9, respectively, as of December 31, 2008.

In December 2008, the investment general partner of Putney First entered into an agreement to transfer its interest to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,381,477 and cash proceeds to the investment limited partner of $41,444.  Of the total proceeds received, $22,710 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $11,234 was returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $11,234 as of December 31, 2008.

In January 2009, the investment general partner of Series 9 entered into an agreement to transfer its interest in Newfane Seniors LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $832,737 and cash proceeds to the investment limited partner of $25,032.  Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,100 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $18,432 were returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $18,432 as of March 31, 2009.

In January 2009, the investment general partner of BCTC Fund II LP — Series 9 entered into an agreement to transfer its interest in Southwestern LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,376,318 and cash proceeds to the investment limited partner of $41,373.  Of the total proceeds received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $5,165 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $33,208 were returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $33,208 as of March 31, 2009.

(Series 10).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at March 31, 2009, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $607,368 and $874,839, respectively, in passive income that was passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, the Investments in Operating Partnerships for Series 10 were $0 and $126,503, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009, and 2008, the net income(loss) for series 10 was $(184,522) and $298,714, respectively.  The major components of these amounts are the Partnership’s share of income(losses) from Operating Partnership, impairment losses, and the partnership management fee.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II approved an agreement to sell the property and the transaction closed on April 25, 2007.  The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the

Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007.  On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP approved an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, which were applied against the remaining balance in the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  As a result, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.  On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC.  The property continues to compete against other affordable housing developments in the area that offer rental assistance.  The market area remains soft due to loss of industry.  As a result, management struggles to maintain occupancy levels at or above 90%.  In 2007 and 2008, occupancy averaged 89% and 86%, respectively, with operations below breakeven status.  Through the first quarter of 2009, occupancy has declined to 75%, and operations remain below breakeven.  Management has made several unsuccessful attempts to gain a reduction in the real estate taxes or a tax abatement for the property.  Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded.  All insurance, real estate tax and mortgage payments are current.  To date the operating general partner has funded the operating deficit by accruing management fees due to an affiliated company combined with cash advances totaling $18,278.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Great Falls Properties Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In November 2005, the investment general partner of Briarwood of Middleburg Limited Partnership approved an agreement to sell the property and the transaction closed on November 2, 2007.  The sales price of the property was $1,524,779, which includes the outstanding mortgage balance of approximately $1,439,571 and cash proceeds to the investment limited partner of $28,952.  Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $19,952 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $19,952 as of December 31, 2007.

In July 2006, the investment general partner of Morgantown Properties Limited approved an agreement to sell the property and the transaction closed on May 30, 2007.  The sales price of the property was $956,492, which includes the outstanding mortgage balance of approximately $750,000 and cash proceeds to the investment partnership of $135,000.  Of the total proceeds received, $11,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $116,250 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  In addition to the $135,000 of sales proceeds received by the investment partnership, BCAMLP has agreed to write down $25,500 of accrued but unpaid asset management fees.  The investment partnership was originally scheduled to receive $160,500 from the sale of Morgantown.

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

In June 2007, the investment general partner transferred the investment partnership’s interest in Cloverleaf Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $830,406 and cash proceeds to the investment partnership of $36,595.  Of the total proceeds received, $10,628 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $18,467 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $18,467 as of June 30, 2007.

In June 2007, the investment general partner transferred the investment partnership’s interest in Cloverleaf Associates, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $844,558 and cash proceeds to the investment partnership of $33,177.  Of the total proceeds received, $13,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $12,677 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $12,677 as of June 30, 2007.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Baytree Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $928,758 and cash proceeds to the investment limited partner of $43,595.  Of the total proceeds received, $8,009 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs.  The remaining proceeds of $28,086 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $28,086 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Benchmark Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,079,731 and cash proceeds to the investment limited partner of $57,614.  Of the total proceeds received, $8,483 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs.  The remaining proceeds of $41,631 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $41,631 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In November 2007, the investment general partner entered into an agreement to transfer its interest in Longview Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,762 and cash proceeds to the investment limited partner of $31,127.  Of the total proceeds received, $7,006 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs.  The remaining proceeds of $16,621 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $16,621 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In January 2008, the investment general partner transferred its interest in Pine View Apartments RRH, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $929,798 and cash proceeds to the investment partnership of $37,192. Of the total proceeds received, $8,160 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $14,032 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $14,032 as of March 31, 2008.

In January 2008, the investment general partner transferred its interest in Charlton Court of Folkston to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,158,800 and cash proceeds to the investment partnership of $46,352. Of the total proceeds received, $1,495 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $29,857 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $29,857 as of March 31, 2008.

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

The remaining proceeds of $20,680 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Stockton Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $427,070 and cash proceeds to the investment partnership of $12,840.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $7,840 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,840 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Butler Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $485,544 and cash proceeds to the investment limited partner of $18,400.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $13,400 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,400 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Hart Properties Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $883,613 and cash proceeds to the investment limited partner of $36,800.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $31,800 was returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $31,800 as of September 30, 2008.

Meadowbrook Properties II, LP is a 50-unit property located in Americus, GA.  The property operated below breakeven in 2008 due to low occupancy, insufficient rental revenue, and a significant increase in bad debt and accounts payables.  Occupancy averaged 87% through 2008.  In 2009, occupancy has declined to 83% and the property continues to operate below breakeven.  The 15-year low income Housing tax credit compliance period expired in 2004 with respect to Meadowbrook Properties II.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2009, the investment general partner of Wichita West Housing Associates Two LP approved an agreement to sell the property and the transaction is anticipated to close in July 2009.  The anticipated sales price for the property is $2,546,000, which includes the outstanding mortgage balance of approximately $1,581,965 and cash proceeds to the investment limited partners of $772,030.  Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $757,030 are anticipated to be returned to cash reserves held by Series 10.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 11).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2009, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $748,621 and ($818,964), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 11 was $0 and $1,172,660, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009, and 2008, the net income(loss) for series 11 was $(984,245) and $426,709, respectively.  The major components of these amounts are the Partnership’s share of income(losses) from Operating Partnership, impairment losses, and the partnership management fee.

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

In April 2008, the investment general partner of Copper Creek approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,327,613, which includes the outstanding mortgage balance of approximately $1,133,710 and cash proceeds to the investment limited partners of $193,709.  Of the total proceeds received, $9,880 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $167,829 was returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $167,829 as of December 31, 2008.

In April 2008, the investment general partner of Sierra Springs Limited Partnership approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,354,584, which includes the outstanding mortgage balance of approximately $1,135,034 and cash proceeds to the investment limited partners of $219,320.  Of the total proceeds received, $9,120 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $194,200 was returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $194,200 as of December 31, 2008.

In July 2007, the investment general partner entered into an agreement to transfer the investment partnership’s interest in Academy Hill Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,333,455 and cash proceeds to the investment partnership of $25,000.  Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $17,500 was returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of August 31, 2007.  In addition, equity outstanding for the Operating Partnership in the amount of $12,526 was recorded as gain on the sale of the Operating Partnership as of March 31, 2008.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance on all units. In December 2005, the permanent mortgage was fully paid off. In 2007 the property’s average occupancy was down to 82% and operations were slightly below breakeven.  The decline in occupancy is due to road construction that is going on across the street from the property. The city is building a highway overpass right next to the property.  Through the second quarter 2008, occupancy continued to drop and as of June this property was operating with physical occupancy of 58%. In the third quarter of 2008, as construction of the overpass neared completion, average physical occupancy improved to 78%. Through the fourth quarter of 2008, average physical occupancy was stable at 78%.  The construction of the overpass was originally expected to be completed by October 2008; however, it has been postponed to June 2009. Through the first quarter of 2009, the property has been able to increase occupancy to 91%.  Construction is no longer as intrusive at the property and the front door, which was previously blocked with a barbwire fence, is now open to residents.  Additionally, as the property is 15 years old, it requires significant capital improvements.  The real estate taxes and insurance are current.  The operating general partner guarantee is unlimited in time and amount. The low income housing tax credit compliance period expired on December 31, 2005.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007.  The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately $1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007.   On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

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

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, reducing the investment in the Operating Partnership to zero.  Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.  On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family development.  The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains.  The town lost two of its largest employers, a mining company and a saw-mill.  These losses have negatively impacted the occupancy at the property.  Despite an average occupancy of 77% in 2007, the property operated above breakeven.  This was mainly due to funds from the reserves being withdrawn for expensed improvements and management’s ability to keep operating expenses below state averages.  Development of a golf course, single family homes and condos at a nearby ski resort has begun to benefit the property, as evidenced by an increase in average occupancy to 87% in 2008.  The first quarter of 2009 continued to show signs of improvement with occupancy ending at 92% in March. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current.  The property delivered tax credits from 1991 through 2001.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.

In November 2008, the investment general partner of South Fork Heights, Limited approved an agreement to sell the property and the transaction is anticipated to close in September 2009.  The anticipated sales price for the property is $1,600,000, which includes the outstanding mortgage balance of approximately $1,400,000 and cash proceeds to the investment limited partners of $144,951.  Of the total proceeds anticipated to be received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $113,951 are anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Harbour View Group Limited, (Sandy Pines Manor) is an apartment complex for families located in Punta Gorda, Florida.  The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 44 residential units. The operating general partner has received insurance proceeds for reconstruction.  The tax credit compliance period ended for this property on December 31, 2004. In December 2005, the Operating Partnership requested early prepayment of the mortgage from Rural Development. On June 15, 2006, Rural Development notified the operating general partner the agency would accept prepayment of the mortgage. The Operating Partnership consummated the prepayment of the Rural Development mortgage on June 30, 2006. Subsequently, the Operating Partnership distributed $305,330 to the investment general partnership, which represents the insurance proceeds exceeding the payoff of the outstanding mortgage balance and includes the investment general partner portion of the non-refundable deposits under the Purchase and Sale Agreement described below. Of the total investment partnership proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale which include third party legal costs. The remaining proceeds received by the investment limited partner of $297,830 was returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

On March 30, 2006, the investment general partner entered into a Purchase and Sale Agreement with a non-affiliated entity to purchase the land owned by the property. The purchase price for the land is $1,435,041. In addition, the buyer will reimburse the Operating Partnership $161,037 for debris removal as a result of the hurricanes. In July 2007, cash proceeds to the investment limited partner of $750,000 were received and were returned to cash reserves held by Series 11. In January 2008, additional cash proceeds to the investment limited partner of $1,989 were received and were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $751,989 as of August 31, 2007.

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

In January 2008, the investment general partner transferred its interest in Metter Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,412,226 and cash proceeds to the investment partnership of $45,191. Of the total proceeds received, $1,836 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $28,355 was returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $28,355 as of March 31, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in El Dorado Springs Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $561,702 and cash proceeds to the investment partnership of $25,680.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 was returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Nevada Manor, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $626,534 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction closed in September 2008.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 were returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In January 2009, the investment general partner of Series 11 entered into an agreement to transfer its interest in Holland Senior LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $868,190 and cash proceeds to the investment limited partner of $26,098.  Of the total proceeds received, $750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $5,104 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,244 were returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,244 as of March 31, 2009.

In January 2009, the investment general partner of Hilltop Apartments LP approved an agreement to sell the property and the transaction is anticipated to close in December 2009.  The anticipated sales price for the property is $1,470,717, which includes the outstanding mortgage balance of approximately $1,370,717 and cash proceeds to the investment limited partners of $95,510.  Of the total proceeds anticipated to be received, $10,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $77,810 are anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 12).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2009, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $689,105 and ($107,019), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, the Investments in Operating Partnerships for Series 12 was $0. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009, and 2008, the net income(loss) for series 12 was $432,175 and $(155,935), respectively.  The major components of these amounts are the Fund’s share of income(losses) from Operating Partnership, impairment losses, and the fund management fee.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA.  In 2008, the property operated below breakeven for the year.  The reasons for this deficit are due to low occupancy and insufficient rental revenue.  Occupancy averaged 84% in 2008.  In 2009, operations have shown a slight improvement, with the property operating above breakeven through the first quarter.  All real estate taxes, insurance and mortgage payments are current.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2008, the investment general partner of Cananche Creek, Limited Partnership approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,709,466, which includes the outstanding mortgage balance of approximately $1,195,300 and cash proceeds to the investment limited partners of $513,642.  Of the total proceeds received, $7,840 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $489,802 was returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $489,802 as of December 31, 2008.

April 2008, the investment general partner of Shawnee Ridge, L.P. approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $797,654, which includes the outstanding mortgage balance of approximately $644,036 and cash proceeds to the investment limited partners of $153,454.  Of the total proceeds received, $6,280 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $131,174 was returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $131,174 as of December 31, 2008.

In the fourth quarter of 2006, the investment general partner of Dallas Apartments II entered into an agreement to sell the property and the transaction closed on April 25, 2007.  The sales price for the property was $1,695,800, which includes the outstanding mortgage balance of approximately

$1,387,536 and cash proceeds to the investment partnership of $76,998, $14,876, and $62,122 for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $5,000, $966, and $4,034 for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $725, and $3,025 for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $68,248, $13,185, and $55,063, for Series 10, Series 11, and Series 12, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $68,248, $13,185, and $55,063 for Series 10, Series 11, and Series 12, respectively, as of June 30, 2007. On August 21, 2007, additional sale proceeds of $3,036 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $1,518, $293 and $1,225 for Series 10, 11, and 12, respectively, were recorded as a gain on the transfer of the Operating Partnership and were returned to the cash reserves as of September 30, 2007.

In the fourth quarter of 2006, the investment general partner of Newnan Apartments II LP entered into an agreement to sell the property and the transaction closed on April 25, 2007. The sales price for the property was $2,190,000, which includes the outstanding mortgage balance of approximately $1,784,003 and cash proceeds to the investment partnership of $102,514, $28,212, and $74,302, for Series 10, Series 11, and Series 12, respectively.  Of the total proceeds received, $2,500, $688, and $1,812, for Series 10, Series 11, and Series 12, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds received, $3,750, $1,032, and $2,718, for Series 10, Series 11, and Series 12, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, was returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The remaining proceeds from the sale of $96,264, $26,492, and $69,772, for Series 10, Series 11, and Series 12, respectively, were applied against the remaining balance in the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, reducing the investment in the Operating Partnership to zero.  Therefore, no gain or loss on the transfer of the Operating Partnership was recorded as of June 30, 2007.  On August 21, 2007, additional sale proceeds of $6,875 were received after the liquidation of the Operating Partnership was finalized. The additional proceeds of $3,438, $947 and $2,490 for Series 10, 11, and 12, respectively, was recorded as a gain on the transfer of the Operating Partnership and was returned to the cash reserves as of September 30, 2007.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. Occupancy dropped significantly in 2006, and management began to focus their attention on marketing and leasing.  Their aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in average occupancy to 85% for 2007, with above breakeven operations.  Operations remained stable in 2008, with occupancy averaging 90% for the year with operations remaining above breakeven status.  Although occupancy for the first quarter 2009 declined slightly to average 87%, operations remain above breakeven.  The operating general partner’s guarantee expired in 2001; however, they have continued to fund deficits as needed.  All insurance, real estate tax and mortgage payments are current.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR.  In 2007, occupancy improved to 92% for the year and operating expenses were significantly reduced.  Despite this improvement, the property continued to operate below breakeven, as occupancy was unable to support operating expenses.  Due to issues with management during 2008, the average occupancy fell to 85% for the year and the property again operated below breakeven.  In 2007, the operating general partner replaced the management company for the second time in a year due to concerns with resident file errors and poor cost control.  After management was released, the property was without a full time site manager until September 2008.  The new site manager had no tax credit experience and required training from the regional manager.  Due to an illness the regional manager was not available to assist at the property until September 2008.  At that time it was determined that the site manager was not effectively managing the property and she was released from her position.  Through the last three months of 2008, management duties had been performed by a manager from a nearby property.  In January 2009, a full time site manager was hired.  By that time, the property had seen an increase in crime at the property.  Management moved a police officer into the manager’s unit.  In addition, a number of evictions were filed in efforts to improve the tenant base.  By the end of the first quarter, occupancy had declined below 70%.  However; according to management, traffic was up and they were confident that occupancy would increase to above 90% by the end of summer as the leasing season was beginning.  Incidents at the property have been minimal since the police officer moved in and problematic tenants were evicted.  The permanent mortgage matured in February 2009 and the operating general partner extended the term by six months and cashed out $20,000 for repairs without attaining approval from the investment limited partner.  The funds were used to turn all vacant units and address necessary deferred maintenance.  The extension matures in September 2009.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Fort Smith Housing Associates.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  The mortgage, real estate tax and insurance payments are all current.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota.  During 2007, the property operated with an average occupancy of 89%, and operated below breakeven for the year.  In 2008, average occupancy was 90% and the property continued to operate below breakeven due to high operating expenses.  The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property.  According to the regional manager, a significant part of the tenant base is comprised of new Americans.  As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once.  In addition, many of the tenants are unfamiliar with apartment living.  As such, maintenance and utility costs are inordinately high compared to other area properties.  Management and Lutheran Social Services, or LSS, have made concerted efforts to educate the tenants in order to reduce costs.  In addition, there have been a number of incidents at the property as a result of tenant conflicts.  This has resulted in a poor reputation in the community.  Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area.  In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road.  In the past, they had accepted LSS’s screening information.  Physical improvements are also being made to the site in order to improve marketability at the property.  In 2008, management began a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many prior problematic tenants have been evicted or not had their leases renewed and replaced with more stable tenants.  Through the first quarter of 2009, occupancy remains at 90% and operations are below breakeven.  Management believes occupancy should improve toward the end of the second quarter once leasing season picks back up.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The low income housing tax credit compliance period expired in 2005.  The operating general partner has indicated an intention to refinance the current debt and finance enough capital to make considerable improvements to the property in an effort to market the property for sale.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  The investment general partner will continue to monitor operations and leasing strategies.  The mortgage, trade payables, property taxes, and insurance are current.

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA.  In 2008, occupancy averaged 99% and operations were above breakeven for the year.  Through the first quarter of 2009, occupancy has averaged 100% and operations remain above breakeven status.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership.  All mortgage, real estate tax and insurance payments are current.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY.  In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%.  Operating expenses increased from the prior year due to administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover.  Management continues to update units as vacancies occur and funds are available.  Low occupancy has plagued this Operating Partnership for several years.  This is the result of the property’s advanced age, which has made it non-competitive in the local rental market.  According to the operating general partner, management continues to advertise in local newspapers and promoting concessions in order to attract residents.  However, management continues to lose residents to newer developments offering more space and superior amenity packages.  Rents at the property are comparable to other properties in the area.  Occupancy through the first quarter of 2009 has increased to 71%, but the property continues to operate below breakeven status.  The mortgage, real estate tax and insurance payments are current.  The operating general partner’s obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico.  On August 14, 2006, flash floods caused significant damage to the property.  The county building inspector determined the property was a complete loss.  On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from Federal Emergency Management Agency, and Rural Development (RD).  It was determined that the property would be demolished and would not be rebuilt by the existing partnership.  Demolition was completed in June 2007. The existing mortgage, on which Rural Development had already agreed to suspend all payments until the property was reconstructed, will be assumed by a new partnership. The existing liability will subsequently be removed from Los Caballos Limited Partnership.  For tax purposes, this event will not be classified as an early extinguishment of debt.

The parcel held by the Los Caballos II partnership will not be the location of the newly constructed project.  The new project will be on an adjacent property outside of the flood zone.  The plan is to have a new partnership absorb the mortgage debt from Los Caballos II.  The investment general partner has requested that RD approve a ‘Transfer of Assets’ that will move all debt and cash assets of Los Caballos II to a separate entity, but Los Caballos II will retain the land.  If RD accepts this transfer, it will effectively reduce the Operating Partnership’s total debt from approximately $60,000 to $0, and will leave the land in the name of the Los Caballos II partnership.

As the debt still exists but is simply guaranteed by a new entity, it will not count as ‘forgiveness of debt’ by RD.  An appraisal of the land was completed on May 25, 2008.  The land value is estimated at 75,000.  Depending on the market, liquidation of the land will either be attempted in conjunction with the transfer of assets or after the transfer of assets.  As of April 2009 the operating general partner is continuing to search for a method of transferring the existing debt.  RD continues to believe that the transfer can occur by the end of 2009.

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

In November 2007, the investment general partner entered into an agreement to transfer its interest in Marlboro Place, Phase II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $802,994 and cash proceeds to the investment limited partner of $15,414.  Of the total proceeds received, $7,581 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $333 was returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $333 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Portales Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,395,236 and cash proceeds to the investment partnership of $47,080.   Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $42,080 was returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $42,080 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Burkesville Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $712,364 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 was returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Clarkson Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $714,796 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 was returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Evanwood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,412 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 was returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In January 2009, the investment general partner of RPI LP #22 approved an agreement to sell the property and the transaction is anticipated to close in December 2009.  The anticipated sales price for the property is $1,250,000, which includes the outstanding mortgage balance of approximately $559,772 and cash proceeds to the investment limited partners of $335,364.  Of the total proceeds anticipated to be received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $318,864 are anticipated to be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In February 2009, the investment general partner entered into an agreement to transfer its interest in Waynesboro Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,322,785 and cash proceeds to the investment limited partner of $39,684.  Of the total proceeds received, $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,550 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $7,134 were returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,134 as of March 31, 2009.

(Series 14).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%, respectively.  The series had a total of 63 properties at March 31, 2009, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated ($71,839) and $561,520, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, the Investments in Operating Partnerships for Series 14 was $0 and $710,904, respectively.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income for series 14 was $114,824 and $650,718, respectively.  The major components of these amounts are the Fund’s share of income from Operating Partnership, impairment losses, and the fund management fee.

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

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex.  Reports indicated there was roof damage on all four buildings as well as interior damage to approximately fifteen units.  In addition, the office and laundry room experienced some flooding.  An insurance claim had been submitted and proceeds of $414,250 have been received.  As of this report, all roofing had been completed and sheetrock in all of the damaged units had been replaced. The operating general partner estimates the repairs will be completed by the first week of July 2009.

The property operated below breakeven in 2008 due to the damaged units. All real estate tax, mortgage, and insurance payments are current.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership. The investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In November 2005, the investment general partner of Briarwood II, Limited Partnership approved an agreement to sell the property and the transaction closed on November 2, 2007.  The sales price of the property was $1,529,726 which includes the outstanding mortgage balance of approximately $1,447,134 and cash proceeds to the investment limited partner of $41,324.  Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $32,324 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $32,324 as of December 31, 2007.

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III — Series 17 and Boston Capital Tax Credit Fund IV — Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner’s investment in the

Operating Partnership in accordance with the equity method of accounting.  The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000.  The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

In January 2007, the investment general partner of Summer Lane LP approved an agreement to sell the property and the transaction closed on October 23, 2007.  The sales price of the property was $954,982, which includes the outstanding mortgage balance of approximately $847,032 and cash proceeds to the investment limited partner of $47,212.  Of the total proceeds received, $14,966 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $24,746 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the transfer of the Operating Partnership has been recorded in the amount of $24,746 as of December 31, 2007. The sale of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008.

In October 2006, the investment general partner transferred 49% of its interest in Woodfield Commons Limited Partnership to an affiliate of the operating general partner for its assumption of 49% of the outstanding mortgage balance and proceeds to the investment limited partnership of $25,000. Of the proceeds received, $10,625 represents reporting fees due to an affiliate of the investment limited partnership and $3,750 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds of $10,625 was returned to cash reserves held by Series 14.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the partial transfer of the Operating Partnership of the proceeds has been recorded in the amount of $10,625 as of December 31, 2006.

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

Wynnewood Village Apartments, Ltd. (Wynnewood Village Apartments) is a 16-unit family property located in Wynnewood, OK.  Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years.  To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance.  This request was denied.  The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals.  As a result of these efforts, occupancy increased from 83% in 2006 to 91% in 2007 and the property operated above breakeven.  In 2008, however, occupancy again dropped to an average of 82% and the property operated below breakeven. Although occupancy averaged 81% for the first quarter of 2009 due to evictions, it rose to 88% in March. This was the result of increased marketing efforts including local businesses and the senior citizen center. In addition, a rent increase was granted from Rural Development effective January 1, 2009. The operating general partner continues to fund deficits as needed.  All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wynnewood Village Apartments, Limited.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2008, the investment general partner entered into an agreement to transfer its interest in Okemah Village Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $647,815 and cash proceeds to the investment partnership of $40,600.  Of the total proceeds received, $15,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $17,500 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of June 30, 2008. In addition, equity outstanding for the Operating Partnership in the amount of $31,656 was recorded as gain on the sale of the Operating Partnership as of March 31, 2009.

Village Terrace Limited Partnership (Village Green Apartments) is a 42-unit family property located in Jacksonville, NC.  In 2007, the average occupancy was 91% but operations were below breakeven.  In 2008, occupancy remained steady averaging 92% for the year.  Due to a $20 per unit rent increase as of January 1, 2008, coupled with reduced operating expenses, the property operated above breakeven for the year. Occupancy in the first quarter of 2009 averaged 93% and operations remain stable. The operating general partner’s operating deficit guarantee is unlimited in time and amount.  The tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Village Terrace Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi.  This property is located in a remote location.  Operations rebounded slightly in 2007 from 2006 performance; however, the property continued to operate below breakeven due to low rent levels and occupancy below 90%.  In 2008, occupancy improved to average 92% for the year and operations improved to above breakeven status.  In 2009, occupancy continues to improve, averaging 97% for the quarter with operations remaining above breakeven.  The property’s cash situation has improved as a result of increased occupancy and Rental Assistance which was awarded, and made effective in September 2008. In addition, the lender has granted the property a workout plan; specifically, a temporary deferment of the monthly debt service so that necessary improvements can be made. The operating general partner continues to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia.  Occupancy began to decline in the third quarter of 2006 and management responded by replacing site staff.  Occupancy improved throughout 2007 and averaged 90%, but operations remained below breakeven.  In 2008, occupancy increased to average 96% with operations above breakeven.  Operations remain stable through the first quarter of 2009.  The operating general partner continues to fund deficits as needed, despite an expired guarantee. The mortgage, taxes, and insurance are current.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2008, the investment general partner of Navapai Associates approved an agreement to sell the property and the transaction closed on November 24, 2008. The sales price for the property was $982,030, which includes the outstanding mortgage balance of approximately $852,030 and cash proceeds to the investment partnership of $101,427.  Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $92,427 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $92,427 as of December 31, 2008.

In January 2008, the investment general partner of Chaparral Associates approved an agreement to sell the property and the transaction closed on November 24, 2008.  The sales price for the property was $772,020, which includes the outstanding mortgage balance of approximately $672,020 and cash proceeds to the investment partnership of $113,807.  Of the total proceeds received,  $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $104,807 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $104,807 as of December 31, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Excelsior Springs Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $603,539 and cash proceeds to the investment partnership of $25,680.   Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Smithville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,205,936 and cash proceeds to the investment partnership of $51,360.   Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $46,360 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $46,360 as of September 30, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in San Jacinto Investors II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,300,281 and anticipated cash proceeds to the investment partnership of $250,000.  The transaction is anticipated to close in December 2009.  Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $235,000 are anticipated to be returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner of Capital Housing Associates approved an agreement to sell the property and the transaction closed on October 31, 2008. The sales price for the property was $1,887,961, which includes the outstanding mortgage balance of approximately $1,121,367 and cash proceeds to the investment limited partners of $450,000.  Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $435,000 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating

Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $435,000 as of December 31, 2008.  On March 26, 2009, additional sale proceeds of $34,470 were received.  The additional sale proceeds were returned to the cash reserves reserves held by Series 14 and an additional gain on the sale of the Operating Partnership has been recorded for amount received.

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

In October 2008, the investment general partner of Sioux Falls Housing Associates Two LP approved an agreement to sell the property and the transaction closed on January 29, 2009.  The sales price for the property was $1,718,820, which includes the outstanding mortgage balance of approximately $776,311 and cash proceeds to the investment limited partners of $641,318.  Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $626,318 was returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $14,596. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $611,722 as of March 31, 2009.

In January 2009, the investment general partner of Boston Capital Tax Credit Fund I - Series 3 and Series 14, respectively, entered into an agreement to transfer its interests in Lakewood Terrace Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,974,769 and cash proceeds to the investment limited partnerships of $100. Of the total proceeds received, $44 from Series 3 and $56 from Series 14, respectively, was returned to cash reserves held by Series 3 and Series 14, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a $44 and $56 gain on the transfer of the Operating Partnership for Series 3 and Series 14, respectively, has been recorded as of February 28, 2009.

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD.  The property was constructed in 1993.  The low income housing tax credit compliance period expired in 2007.  At the time of construction, the general contractor installed the water proofing system for the buildings improperly.  As such, water has been able to penetrate the exterior, which has resulted in deterioration in the structural components.  The operating general partner recently became aware of severe structural deficiencies at the property as the result of this deterioration.  An engineering report was conducted and estimated costs of repair are $1.3MM.  The operating general partner has indicated an intention to refinance the debt and take out enough capital to make the necessary repairs as well as purchase the investment limited partner interest as the property is out of its compliance period.  As there is a lockout period on the debt, the operating general partner is in negotiations with the Master Servicer to allow for early prepayment.  It should be noted that, so far, two units are down, however, there have been no reports of mold growth.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Partnership adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date is April 1, 2009.  The Partnership has determined that the adoption of SFAS 157 has, and will have, no impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Partnership.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - Continued

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund II L.P. as of June 30, 2009 and will not impact the Partnership’s financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on Partnership’s financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund II L.P. as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Partnership’s financial condition or results of operations.

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

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the Partnership’s internal controls and procedures over financial reporting as of March 31, 2009. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Partnership’s internal control over financial reporting was effective.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 60, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 47, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston

Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 62, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 45, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2008 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2009 was $1,295,460. The annual partnership management fee paid during the year ended March 31, 2009 was $2,847,687.  Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $90,646 for amounts charged to operations during the year ended March 31, 2009. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships.  The Partnership reimbursed to the affiliates of the general partner a total of $107,320 from Series 7 for prior advances to the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2009, 18,679,738 BACs had been issued. The following Series are known to have two investors with holdings in excess of 5% of the total outstanding BACs in the series.

1. Summit Venture
P.O. Box 47638
Phoenix, AZ 85068

Series	% of BACs held
Series 10	5.14%

2. Everest Housing
199 South Los Robles Ave., Suite 200
Pasadena, CA 91101

Series	% of BACs held
Series 9	9.33%
Series 11	13.98%
Series 12	8.92%
Series 14	7.19%

(b)	Security ownership of management.

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

(a) Transactions with related persons

The Partnership has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership.  Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2009.

(b) Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c) Promoters and certain control persons.

Not applicable.

(d) Independence.

The Partnership has no directors.

Item 14.	Principal Accounting Fees and Services Fees paid to the Partnership’s independent auditors for fiscal year 2009 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$11,133	$23,163	$21,543	$22,083	$25,483	$47,003

Audit Related Fees			250	500	—	1,000

Tax Fees	3,936	10,965	9,599	9,818	11,382	21,097

All Other Fees	600	600	600	2,100	2,600	600

Total	$15,669	$34,728	$31,992	$34,501	$39,465	$69,700

Fees paid to the Partnership’s independent auditors for fiscal year 2008 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$10,923	$22,493	$21,993	$21,453	$24,724	$45,413

Audit Related Fees			500	1,000	250	1,750

Tax Fees	4,408	10,780	10,540	10,549	12,721	21,124

All Other Fees	883	883	883	883	883	884

Total	$16,214	$34,156	$33,916	$33,885	$38,578	$69,171

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements - Filed herein as Exhibit 13

Balance Sheets, March 31, 2009 and 2008

Statement of Operations, Years ended March 31, 2009, and 2008

Statements of Changes in Partners’ Capital, Years ended March 31, 2009, and 2008

Statements of Cash Flows, Years ended March 31, 2009, and 2008

Notes to Financial Statements, March 31, 2009, and 2008

(a) 2.	Financial Statement Schedules
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b)	1.Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

July 7, 2009	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 7, 2009	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC II Assignor Corp.

July 7, 2009	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.