Form 10-Q
period 2009-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2009-08-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

Yes 	No 

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
FOR THE QUARTER ENDED June 30, 2009

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30,2009

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

Changes in Partners' Capital (DEFICIT) Series 10 20

Changes in Partners' Capital (DEFICIT) Series 11 20

Changes in Partners' Capital (DEFICIT) Series 12 21

Changes in Partners' Capital (DEFICIT) Series 14 21

Statements of Cash Flows 22

Statements of Cash Flows Series 07 23

Statements of Cash Flows Series 09 24

Statements of Cash Flows Series 10 25

Statements of Cash Flows Series 11 26

Statements of Cash Flows Series 12 27

Statements of Cash Flows Series 14 28

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,117,254	$ 1,228,984
	$ 1,117,254	$ 1,228,984

LIABILITIES
Accounts payable	$ 9,561	$ 7,510
Accounts payable affiliates (Note C)	24,305,378	24,162,071
Capital contributions payable (Note D)	169,997	169,997
	24,484,936	24,339,578
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(21,580,967)	(21,326,450)

General Partner	(1,786,715)	(1,784,144)
	(23,367,682)	(23,110,594)
	$ 1,117,254	$ 1,228,984

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 7

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 55,315	$ 59,368
	$ 55,315	$ 59,368

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	215,293	215,293
Capital contributions payable (Note D)	-	-
	215,293	215,293

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(70,782)	(66,770)

General Partner	(89,196)	(89,155)
	(159,978)	(155,925)
	$ 55,315	$ 59,368

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 9

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 155,034	$ 212,194
	$ 155,034	$ 212,194

LIABILITIES

Accounts payable	$ 2,051	$ -
Accounts payable affiliates (Note C)	6,253,305	6,245,606
Capital contributions payable (Note D)	-	-
	6,255,356	6,245,606

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,704,481)	(5,638,240)

General Partner	(395,841)	(395,172)

	(6,100,322)	(6,033,412)
	$ 155,034	$ 212,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 10

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 157,758	$ 120,636
	$ 157,758	$ 120,636

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,965,389	2,936,241
Capital contributions payable (Note D)	-	-
	2,965,389	2,936,241

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,584,642)	(2,592,536)

General Partner	(222,989)	(223,069)
	(2,807,631)	(2,815,605)
	$ 157,758	$ 120,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 11

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 193,295	$ 246,366
	$ 193,295	$ 246,366

LIABILITIES
Accounts payable	$ 10	$ 10
Accounts payable affiliates (Note C)	2,823,429	2,824,763
Capital contributions payable (Note D)	-	-
	2,823,439	2,824,773

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(2,389,158)	(2,337,938)

General Partner	(240,986)	(240,469)
	(2,630,144)	(2,578,407)
	$ 193,295	$ 246,366

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 12

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 143,687	$ 144,823
	$ 143,687	$ 144,823

LIABILITIES

Accounts payable	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	3,802,748	3,765,206
Capital contributions payable (Note D)	9,241	9,241
	3,819,489	3,781,947

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,387,913)	(3,349,622)

General Partner	(287,889)	(287,502)
	(3,675,802)	(3,637,124)
	$ 143,687	$ 144,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 14

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 412,165	$ 445,597
	$ 412,165	$ 445,597

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	8,245,214	8,174,962
Capital contributions payable (Note D)	160,756	160,756
	8,405,970	8,335,718

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(7,443,991)	(7,341,344)

General Partner	(549,814)	(548,777)
	(7,993,805)	(7,890,121)
	$ 412,165	$ 445,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 1,063	$ 5,353
Other income	45,298	7,022
	46,361	12,375

Share of loss from Operating Partnerships(Note D)	-	(56,310)

Expenses

Professional Fees	39,651	7,282
Partnership management fee (Note C)	239,040	290,487
Amortization	-	8,698
General and administrative expenses	24,758	27,608
	303,449	334,075

NET INCOME (LOSS)	$ (257,088)	$ (378,010)

Net income(loss) allocated to assignees	$ (254,517)	$ (374,229)

Net income(loss) allocated general partner	$ (2,571)	$ (3,781)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2009	2008

Income
Interest income	$ 50	$ 699
Other income	-	1,320
	50	2,019

Share of loss from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	2,077	663
Partnership management fee (Note C)	-	1,974
Amortization	-	-
General and administrative expenses	2,026	2,679
	4,103	5,316

NET INCOME (LOSS)	$ (4,053)	$ (3,297)

Net income(loss) allocated to assignees	$ (4,012)	$ (3,264)

Net income(loss) allocated general partner	$ (41)	$ (33)

Net income(loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2009	2008

Income
Interest income	$ 177	$ 717
Other income	-	-
	177	717

Share of loss from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	6,352	843
Partnership management fee (Note C)	56,699	67,240
Amortization	-	97
General and administrative expenses	4,036	4,919
	67,087	73,099

NET INCOME (LOSS)	$ (66,910)	$ (72,382)

Net income(loss) allocated to assignees	$ (66,241)	$ (71,658)

Net income(loss) allocated general partner	$ (669)	$ (724)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2009	2008

Income
Interest income	$ 107	$ 709
Other income	38,417	-
	38,524	709

Share of loss from Operating Partnerships(Note D)	-	(1,393)

Expenses

Professional Fees	5,069	692
Partnership management fee (Note C)	22,093	30,186
Amortization	-	515
General and administrative expenses	3,388	4,077
	30,550	35,470

NET INCOME (LOSS)	$ 7,974	$ (36,154)

Net income(loss) allocated to assignees	$ 7,894	$ (35,792)

Net income(loss) allocated general partner	$ 80	$ (362)

Net income(loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2009	2008

Income
Interest income	$ 211	$ 705
Other income	35	185
	246	890

Share of loss from Operating Partnerships(Note D)	-	(41,791)

Expenses

Professional Fees	6,198	623
Partnership management fee (Note C)	42,410	49,051
Amortization	-	379
General and administrative expenses	3,375	3,631
	51,983	53,684

NET INCOME (LOSS)	$ (51,737)	$ (94,585)

Net income(loss) allocated to assignees	$ (51,220)	$ (93,639)

Net income(loss) allocated general partner	$ (517)	$ (946)

Net income(loss) per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2009	2008

Income
Interest income	$ 127	$ 505
Other income	-	5,517
	127	6,022

Share of loss from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	6,352	2,671
Partnership management fee (Note C)	28,202	33,458
Amortization	-	2,331
General and administrative expenses	4,251	4,569
	38,805	43,029

NET INCOME (LOSS)	$ (38,678)	$ (37,007)

Net income(loss) allocated to assignees	$ (38,291)	$ (36,637)

Net income(loss) allocated general partner	$ (387)	$ (370)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2009	2008

Income
Interest income	$ 391	$ 2,018
Other income	6,846	-
	7,237	2,018

Share of loss from Operating Partnerships(Note D)	-	(13,126)

Expenses

Professional Fees	13,603	1,790
Partnership management fee (Note C)	89,636	108,578
Amortization	-	5,376
General and administrative expenses	7,682	7,733
	110,921	123,477

NET INCOME (LOSS)	$(103,684)	$(134,585)

Net income(loss) allocated to assignees	$(102,647)	$(133,239)

Net income(loss) allocated general partner	$ (1,037)	$ (1,346)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(21,326,450)	$ (1,784,144)	$ (23,110,594)

Net loss	(254,517)	(2,571)	(257,088)

Partners' capital (deficit), June 30, 2009	$(21,580,967)	$ (1,786,715)	$ (23,367,682)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2009	$ (66,770)	$ (89,155)	$ (155,925)

Net loss	(4,012)	(41)	(4,053)

Partners' capital (deficit) June 30, 2009	$ (70,782)	$ (89,196)	$ (159,978)

Series 9
Partners' capital (deficit) April 1, 2009	$(5,638,240)	$ (395,172)	$(6,033,412)

Net loss	(66,241)	(669)	(66,910)

Partners' capital (deficit) June 30, 2009	$(5,704,481)	$ (395,841)	$(6,100,322)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2009	$ (2,592,536)	$ (223,069)	$ (2,815,605)

Net loss	7,894	80	7,974

Partners' capital (deficit) June 30, 2009	$ (2,584,642)	$ (222,989)	$ (2,807,631)

Series 11
Partners' capital (deficit) April 1, 2009	$ (2,337,938)	$ (240,469)	$ (2,578,407)

Net loss	(51,220)	(517)	(51,737)

Partners' capital (deficit) June 30, 2009	$ (2,389,158)	$ (240,986)	$ (2,630,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2009	$(3,349,622)	$ (287,502)	$(3,637,124)

Net loss	(38,291)	(387)	(38,678)

Partners' capital (deficit) June 30, 2009	$(3,387,913)	$ (287,889)	$(3,675,802)

Series 14
Partners' capital (deficit) April 1, 2009	$(7,341,344)	$ (548,777)	$(7,890,121)

Net loss	(102,647)	(1,037)	(103,684)

Partners' capital (deficit) June 30, 2009	$(7,443,991)	$ (549,814)	$(7,993,805)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (257,088)	$ (378,010)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	40,587
Amortization	-	8,698
Share of (Income)Loss from Operating Partnerships	-	56,310
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,051	4,381
Decrease (Increase) in other assets	-	(1,562)
(Decrease) Increase in accounts payable affiliates	143,307	326,167

Net cash (used in) provided by operating activities	(111,730)	56,571

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	17,500

Net cash (used in) provided by investing activities	-	17,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,730)	74,071

Cash and cash equivalents, beginning	1,228,984	1,085,277

Cash and cash equivalents, ending	$ 1,117,254	$ 1,159,348

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (4,053)	$ (3,297)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(17,366)

Net cash (used in) provided by operating activities	(4,053)	(21,044)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,053)	(21,044)

Cash and cash equivalents, beginning	59,368	157,566

Cash and cash equivalents, ending	$ 55,315	$ 136,522

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (66,910)	$ (72,382)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	97
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,051	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	7,699	68,940

Net cash (used in) provided by operating activities	(57,160)	(3,726)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,160)	(3,726)

Cash and cash equivalents, beginning	212,194	149,621

Cash and cash equivalents, ending	$ 155,034	$ 145,895

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ 7,974	$ (36,154)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	9,101
Amortization	-	515
Share of (Income)Loss from Operating Partnerships	-	1,393
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	29,148	33,159

Net cash (used in) provided by operating activities	37,122	7,633

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,122	7,633

Cash and cash equivalents, beginning	120,636	152,374

Cash and cash equivalents, ending	$ 157,758	$ 160,007

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (51,737)	$ (94,585)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	10,262
Amortization	-	379
Share of Income(Loss) from Operating Partnerships	-	41,791
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	(1,562)
(Decrease) Increase in accounts payable affiliates	(1,334)	55,557

Net cash (used in) provided by operating activities	(53,071)	11,461

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,071)	11,461

Cash and cash equivalents, beginning	246,366	149,771

Cash and cash equivalents, ending	$ 193,295	$ 161,232

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (38,678)	$ (37,007)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	2,331
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	37,542	48,228

Net cash (used in) provided by operating activities	(1,136)	13,171

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,136)	13,171

Cash and cash equivalents, beginning	144,823	105,077

Cash and cash equivalents, ending	$ 143,687	$ 118,248

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (103,684)	$ (134,585)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	21,224
Amortization	-	5,376
Share of (Income)Loss from Operating Partnerships	-	13,126
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,286
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	70,252	137,649

Net cash (used in) provided by operating activities	(33,432)	49,076

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	17,500

Net cash (used in) provided by investing activities	-	17,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,432)	66,576

Cash and cash equivalents, beginning	445,597	370,868

Cash and cash equivalents, ending	$ 412,165	$ 437,444

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2009 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

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

As of April 1, 1995, the partnership reclassified certain unallocated acquisition costs included in the investments in operating limited partnerships to deferred acquisition costs. As of March 31, 2009 an impairment loss of $469,681 was recorded and the deferred acquisition costs were written-off to zero.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable - affiliates at June 30, 2009 and 2008 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ 2,634
Series 9	57,699	68,940
Series 10	29,148	33,159
Series 11	48,666	55,557
Series 12	37,542	48,228
Series 14	120,252	137,649

	$ 293,307	$ 346,167

The partnership management fee paid for the quarters ended June 30, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ 20,000
Series 9	50,000	-
Series 10	-	-
Series 11	50,000	-
Series 12	-	-
Series 14	50,000	-

	$ 150,000	$ 20,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2009 and 2008 the Partnership had limited partnership interests in 153 and 189 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2009 and 2008 by series is as follows:

	2009	2008
Series 7	-	3
Series 9	26	32
Series 10	18	22
Series 11	20	25
Series 12	26	33
Series 14	63	74

	153	189

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2009 and 2008 by series are as follows:

	2009	2008
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,756	192,412

	$169,997	$201,653

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the three months ended June 30, 2009 the Partnership did not dispose of any of the Operating Partnerships.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2009.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2009	2008

Revenues
Rental	$ 7,406,153	$ 9,013,412
Interest and other	194,727	262,344
	7,600,880	9,275,756

Expenses
Interest	1,267,239	1,887,448
Depreciation and amortization	1,906,522	2,052,620
Operating expenses	5,416,996	6,816,063
	8,590,757	10,756,131

NET LOSS	$ (989,877)	$(1,480,375)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (979,978)	$(1,465,570)

Net loss allocated to other partners	$ (9,899)	$ (14,805)

*Amounts include $979,978 and $1,391,760 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2009	2008

Revenues
Rental	$ -	$ 62,915
Interest and other	-	4,217
	-	67,132

Expenses
Interest	-	8,570
Depreciation and amortization	-	5,335
Operating expenses	-	74,985
	-	88,890

NET LOSS	$ -	$ (21,758)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ (21,540)

Net loss allocated to other partners	$ -	$ (218)

*Amounts include $0 and $21,540 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2009	2008

Revenues
Rental	$ 1,332,477	$ 1,853,670
Interest and other	37,015	(48,171)
	1,369,492	1,805,499

Expenses
Interest	259,113	365,028
Depreciation and amortization	341,010	445,151
Operating expenses	971,148	1,225,724
	1,571,271	2,035,903

NET LOSS	$ (201,779)	$ (230,404)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (199,761)	$ (228,100)

Net loss allocated to other partners	$ (2,018)	$ (2,304)

*Amounts include $199,761 and $228,100 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2009	2008

Revenues
Rental	$ 740,960	$ 798,743
Interest and other	14,252	43,267
	755,212	842,010

Expenses
Interest	122,523	151,639
Depreciation and amortization	193,535	211,400
Operating expenses	554,926	607,293
	870,984	970,332

NET LOSS	$ (115,772)	$ (128,322)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (114,614)	$ (127,039)

Net loss allocated to other partners	$ (1,158)	$ (1,283)

*Amounts include $114,614 and $125,646 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2009	2008

Revenues
Rental	$ 1,275,378	$ 1,419,451
Interest and other	33,452	81,056
	1,308,830	1,500,507

Expenses
Interest	207,223	238,026
Depreciation and amortization	369,110	221,173
Operating expenses	781,018	1,153,587
	1,357,351	1,612,786

NET LOSS	$ (48,521)	$ (112,279)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (48,036)	$ (111,156)

Net loss allocated to other partners	$ (485)	$ (1,123)

*Amounts include $48,036 and $69,365 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2009	2008

Revenues
Rental	$ 952,338	$ 1,116,669
Interest and other	21,851	71,603
	974,189	1,188,272

Expenses
Interest	144,099	371,664
Depreciation and amortization	225,869	124,235
Operating expenses	703,147	1,009,026
	1,073,115	1,504,925

NET LOSS	$ (98,926)	$ (316,653)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (97,937)	$ (313,486)

Net loss allocated to other partners	$ (989)	$ (3,167)

*Amounts include $97,937 and $313,486 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2009	2008

Revenues
Rental	$ 3,105,000	$ 3,761,964
Interest and other	88,157	110,372
	3,193,157	3,872,336

Expenses
Interest	534,281	752,521
Depreciation and amortization	776,998	1,045,326
Operating expenses	2,406,757	2,745,448
	3,718,036	4,543,295

NET LOSS	$ (524,879)	$ (670,959)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (519,630)	$ (664,249)

Net loss allocated to other partners	$ (5,249)	$ (6,710)

*Amounts include $519,630 and $633,623 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2009
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2009 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

The Partnership has evaluated subsequent events through the date that the financial statements were issued, which was August 14, 2009, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

The Partnership has entered into agreements to sell interests in nine Operating Partnerships which are expected to close after June 30, 2009. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $2,148,375. The estimated gain on sale of the Operating Partnerships is $1,967,987, which is expected to be recognized in the second and third quarters of fiscal year 2010 and the first quarter of fiscal year 2011.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2009 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2009 in the amount of $45,298. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2009 were $293,307 and total partnership management fees accrued as of June 30, 2009 were $23,664,778. During the three months ended June 30, 2009, $150,000 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2009, an affiliate of the general partner of the Partnership advanced a total of $640,600 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended June 30, 2009 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$ 215,293
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$ 640,600

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2009, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2009 the Partnership had $1,117,254 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ 55,315
9	41,574,018	4,178,029	05/04/90	26	155,034
10	24,288,997	2,428,925	08/24/90	18	157,758
11	24,735,002	2,489,599	12/27/90	20	193,295
12	29,710,003	2,972,795	04/30/91	26	143,687
14	55,728,997	5,574,290	01/27/92	63	412,165

	$186,398,017	18,679,738		153	$1,117,254

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of June 30, 2009 are $55,315, $155,034, $157,758, $193,295, $134,446 and $251,409, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2009 and 2008 the Partnership held limited partnership interests in 153 and 189 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2009 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 07	$ -	$ -
Series 09	56,699	1,000
Series 10	22,093	7,055
Series 11	42,410	6,256
Series 12	28,202	9,340
Series 14	89,636	30,616
	$ 239,040	$ 54,267

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties at June 30, 2009. As of June 30, 2008, the average Qualified Occupancy for the series was 100%.

For the periods ended June 30, 2009 and 2008, Series 7 reflects net loss from Operating Partnerships of $0 and $(21,758), respectively, which includes depreciation and amortization of $0 and $5,335, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

(Series 9)

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2009 and 2008, Series 9 reflects loss from Operating Partnerships of $(201,779) and $(230,404), respectively, which includes depreciation and amortization of $341,010 and $445,151, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. Occupancy was strong averaging 99% for 2008 and has increased to 100% as of the second quarter 2009. The complex attained rent increases in 2008 resulting in an 18% increase in revenue over 2007 levels. Expenses remained consistent with 2007 amounts. Due to the increased revenue, the property operated above breakeven in 2008 and continues to do so in 2009. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. Audited financials confirmed above breakeven operations in both 2007 and 2008 with strong occupancy. Occupancy has declined through the second quarter of 2009, averaging 86%, but the property continues to operate above breakeven. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the low income housing tax credit compliance period expired in 2007.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Average physical occupancy remained strong and stable at 98% in 2008. Despite the strong average occupancy in 2008, the property continued to operate below breakeven due to low rental rates. Through the second quarter of 2009, average physical occupancy remained strong at 100%. However, despite strong occupancy, the property continues to operate below breakeven. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. The low income housing tax credit compliance period for this Operating Partnership expired on December 31, 2005.

In December 2007, the investment general partner entered into an agreement to transfer 99% of its interest in Haines City Apartments Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,374,226 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received, $8,208 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $32,292 was returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,292 as of December 31, 2007. The transfer of the Operating Partnership had been recognized as of December 31, 2007, and the proceeds were received in the first quarter of 2008. The sale of the remaining 1% investment partnership interest in the Operating Partnership closed in December 2008 for the purchaser's assumption of the outstanding mortgage balance of approximately $13,881 and cash proceeds of $10,000. The remaining proceeds of $10,000 was returned to cash reserves and recorded as a gain as of December 31, 2008.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Newfane Seniors LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $832,737 and cash proceeds to the investment limited partner of $25,032. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,100 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,432 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $18,432 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Southwestern LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,376,318 and cash proceeds to the investment limited partner of $41,373. Of the total proceeds received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,165 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,208 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $33,208 as of March 31, 2009.

In July 2009, the investment general partner entered into an agreement to transfer its interest in Beaver Brook Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,133,100 and cash proceeds to the investment limited partner of $35,000. Of the total proceeds received, $5,750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $21,750 will be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 5 years from the initial transfer date, there would be a residual payment of up to $500,000 distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, will be recorded in the amount of $21,750 as of September 30, 2009.

(Series 10)

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2009 and 2008, Series 10 reflects net loss from Operating Partnerships of $(115,772) and $(128,322), respectively, which includes depreciation and amortization of $193,535 and $211,400, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete against other affordable housing developments in the area which offer rental assistance. The market area remains soft due to loss of industry. As a result, management struggles to maintain occupancy levels at or above 90%. In 2007 and 2008, occupancy averaged 89% and 86%, respectively, with operations below breakeven status. Through the second quarter of 2009, occupancy averaged 79%, and operations remain below breakeven. Management has made several unsuccessful attempts to gain a reduction in the real estate taxes. Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the operating deficit by accruing management fees due to an affiliated company combined with cash advances totaling $18,278. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Great Falls Properties Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Meadowbrook Properties II, LP is a 50-unit property located in Americus, GA. The property operated below breakeven in 2008 due to low occupancy, insufficient rental revenue, and a significant increase in bad debt and accounts payables. Occupancy averaged 87% through 2008. Through the second quarter of 2009, occupancy averaged 90%, and operations remain below breakeven. The 15-year low income Housing tax credit compliance period expired in 2004 with respect to Meadowbrook Properties II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 11)

As of June 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2009 and 2008, Series 11 reflects net loss from Operating Partnerships of $(48,521) and $(112,279), respectively, which includes depreciation and amortization of $369,110 and $221,173, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance on all units. In December 2005, the permanent mortgage was fully paid off. In 2008, the property's average occupancy was down to 76% and operations were below breakeven. The decline in occupancy was due to a city project inhibiting the entrance. The construction of a highway overpass, bike path, and walking path was originally expected to be completed by October 2008 and has been postponed until September 2009; however, the entrance is now available. The new construction has added additional qualified pedestrian traffic to the property's area. Through the second quarter of 2009, the property's occupancy increased to average 90%, and was able to reach 91% occupancy in June. The property is also currently operating at breakeven, without required reserves, as historically the reserves have not been funded. The property continually has had to make large capital improvements, year to date of $18,200, to replace stoves, refrigerators, and HVACs as units become vacant. The management has been utilizing all operating cash for repairs. The real estate taxes and insurance are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expired on December 31, 2005.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family development. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a sawmill. These losses have negatively impacted the occupancy at the property. Despite an average occupancy of 77% in 2007, the property operated above breakeven. This was mainly due to funds from the reserves being withdrawn for expensed improvements and management's ability to keep operating expenses below state averages. Development of a golf course, single family homes and condos at a nearby ski resort has begun to benefit the property, as evidenced by an increase in average occupancy to 87% in 2008. The first quarter of 2009 continued to show signs of improvement with occupancy ending at 92% in March. Occupancy has remained strong in the second quarter as well, averaging 90%. The operating general partner continues to fund all operating deficits. The tax, insurance, and mortgage payments are all current. The property delivered tax credits from 1991 through 2001. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Holland Senior LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $868,190 and cash proceeds to the investment limited partner of $26,098. Of the total proceeds received, $750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,104 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,244 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,244 as of March 31, 2009.

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

(Series 12)

As of June 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2009 and 2008, Series 12 reflects net loss from Operating Partnerships of $(98,926) and $(316,653), respectively, which includes depreciation and amortization of $225,869 and $124,235, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. In 2008, the property operated below breakeven for the year. The reasons for this deficit are due to low occupancy and insufficient rental revenue. Occupancy averaged 84% in 2008 and 79% through the second quarter of 2009. In 2009, operations have shown a slight improvement from the same period last year. All real estate taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

During April 2008, the investment general partner of Shawnee Ridge, L.P. approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $797,654, which includes the outstanding mortgage balance of approximately $644,036 and cash proceeds to the investment limited partners of $153,454. Of the total proceeds received, $6,280 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $131,174 was returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $131,174 as of December 31, 2008.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. Occupancy dropped significantly in 2006, and management began to focus their attention on marketing and leasing. Their aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in average occupancy to 85% for 2007, with above breakeven operations. Operations remained above breakeven in 2008 with occupancy averaging 90% for the year. Through the second quarter of 2009, occupancy has averaged 87% with above breakeven operations. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. In 2007, occupancy improved to 92% for the year and operating expenses were significantly reduced. Despite this improvement, the property continued to operate below breakeven, as occupancy was unable to support operating expenses. Due to issues with management during 2008, the average occupancy fell to 85% for the year and the property continued to operate below breakeven. Since 2007, the property's performance problems have been due mainly to managerial concerns as the management company has been replaced twice, and the property was without a site manager for a period at the end of 2008. In January 2009, a full time site manager was hired. By that time, the property had seen an increase in crime and the quality of the tenant profile had declined. Management moved a police officer into the manager's unit. In addition, a number of evictions were filed in an effort to improve the tenant base. By the end of the first quarter, occupancy had declined to below 70% due to the increase in move-outs. Incidents at the property have been minimal since the police officer moved in and problematic tenants were evicted. By the end of the second quarter of 2009, occupancy had slowly improved to just below 80% and the property continued to operate below breakeven. The permanent mortgage matured in February 2009 and the operating general partner extended the term by six months and cashed out $20,000 for repairs without attaining approval from the investment limited partner. The funds were used to turn all vacant units and address necessary deferred maintenance. The extension matures in September 2009. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Fort Smith Housing Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The mortgage, real estate tax and insurance payments are all current.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. Average occupancy was 89% in 2007 and the property operated below breakeven for the year. In 2008, average occupancy was 90% and the property continued to operate below breakeven due to high operating expenses. The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property. Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs to no avail. In addition, due to tenant conflicts and police involvement, the property developed a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. At year-end 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed in an effort to re-tenant the property and improve the community perception. Through the first half of 2009, the property is operating below breakeven as occupancy levels have dropped off significantly ending June 2009 at 58% due to a number of move-outs and evictions in an effort to re-tenant the property. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The low income housing tax credit compliance period expired in 2005. The investment general partner has been in discussions regarding potential disposition options. The investment general partner will continue monitoring operations as well as continue to explore disposition options. The mortgage, trade payables, property taxes, and insurance are current.

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. In 2008, occupancy averaged 99% and operations were above breakeven for the year. Through the second quarter of 2009, occupancy has averaged 99% and operations remain above breakeven status. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership. All mortgage, real estate tax and insurance payments are current. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. Operating expenses increased from the prior year due to administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover. Management continues to update units as vacancies occur and funds are available. Low occupancy has plagued this Operating Partnership for several years. This is the result of the property's advanced age, which has made it non-competitive in the local rental market. According to the operating general partner, management continues to advertise in local newspapers and promotes concessions in order to attract residents. However, management continues to lose residents to newer developments offering more space and superior amenity packages. Rents at the property are comparable to other properties in the area. Occupancy through the second quarter of 2009 has increased to 71%, but the property continues to operate below breakeven status. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Los Caballos II Limited Partnership (Los Caballos II Apartments) was a 24-unit, family complex located in Hatch, New Mexico. On August 14, 2006, flash floods caused significant damage to the property. The county building inspector determined the property was a complete loss. On January 10, 2007, the operating general partner had a meeting with the Village of Hatch, representatives from Federal Emergency Management Agency, and Rural Development (RD). It was determined that the property would be demolished and would not be rebuilt by the existing operating Partnership. Demolition was completed in June 2007. The existing mortgage, on which Rural Development had already agreed to suspend all payments until the property was reconstructed, will be assumed by a new Operating Partnership. The existing liability will subsequently be removed from Los Caballos II Limited Partnership. For tax purposes, this event will not be classified as an early extinguishment of debt.

The parcel held by the Los Caballos II partnership will not be the location of the newly constructed project.  The new project will be on an adjacent property outside of the flood zone.  The plan is to have a new Operating Partnership absorb the mortgage debt from Los Caballos II.  The investment general partner has requested that RD approve a 'Transfer of Assets' that will move all debt and cash assets of Los Caballos II to a separate entity, but Los Caballos II will retain the land.  If RD accepts this transfer, it will effectively reduce the Operating Partnership's total debt from approximately $60,000 to $0, and will leave the land in the name of the Los Caballos II partnership.

As the debt still exists but is simply guaranteed by a new entity, it will not count as "forgiveness of debt" by RD.  An appraisal of the land was completed on May 25, 2008.  The land value is estimated at $75,000.  Depending on the market, liquidation of the land will either be attempted in conjunction with the transfer of assets or after the transfer of assets.  As of July 2009 the operating general partner is continuing to search for a method of transferring the existing debt. RD continues to believe that the transfer can occur by the end of 2009.

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

In January 2009, the investment general partner of RPI LP #22 approved an agreement to sell the property and the transaction is anticipated to close in April 2010. The anticipated sales price for the property is $1,250,000, which includes the outstanding mortgage balance of approximately $559,772 and cash proceeds to the investment limited partners of $335,364. Of the total proceeds anticipated to be received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $318,864 are anticipated to be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

(Series 14)

As of June 30, 2009 and 2008 the average Qualified Occupancy for the series was 99.89%. The series had a total of 63 properties at June 30, 2009, of which 62 were at 100% Qualified Occupancy.

For the periods ended June 30, 2009 and 2008, Series 14 reflects net loss from Operating Partnerships of $(524,879) and $(670,959), respectively, which includes depreciation and amortization of $776,998 and $1,045,326 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. During the first half of 2008, occupancy remained stagnant averaging 76%. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively. The decline in the second half of the year is primarily attributed to move-outs due to damages sustained during Hurricane Gustav. All real estate tax, mortgage, and insurance payments are current.

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. There was roof damage on all four buildings as well as interior damage to approximately fifteen units. In addition, the office and laundry room experienced some flooding. An insurance claim was submitted and proceeds of $414,250 were received. As June 30, 2009, all repairs have been completed with the exception of a six-item punch list. The property will soon be ready for RD to inspect. Loss of rents totaling $18,000 have been received. The manager is currently working with HUD to get qualified tenants put back in the complex.

On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership. The investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Rosewood Manor, Limited (Rosewood Manor Apartments) is a 43-unit apartment complex located in Ellenton, Florida. In 2008 the property operated below breakeven due to a drop in occupancy. Through the second quarter of 2009, the property continues to operate below breakeven due to low occupancy and an increase in operating expenses. The occupancy at the end of the second quarter and for the year is 77%. Occupancy is weak due to depressed market conditions. Most of the jobs in the area were tied to construction and the area is experiencing massive layoffs. Residents are leaving the community because they are not able to afford the rent or are relocating to find work elsewhere. The property is competing with individuals that are renting their homes at discounted rents to avoid losing their homes to foreclosure. Management has increased marketing and is advertising in all of the local papers. The site manager is also dropping off flyers and brochures to all of the local restaurants, shopping malls and housing agencies. Management has also contacted Rural Development to see if they can provide additional rental assistance. They currently have 10 units that have rental assistance. Administrative and utility expenses have increased through the second quarter of 2009. Administrative expenses have increased due to increased marketing. Once occupancy stabilizes management will be able to decrease marketing to help lower this expense. Utility expenses have increased due to the high number of vacant units and the associated vacant electric costs. This expense will decline once occupancy increases. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Rosewood Manor, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Wynnewood Village Apartments, Ltd. (Wynnewood Village Apartments) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance. This request was denied. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. As a result of these efforts, occupancy increased from 83% in 2006 to 91% in 2007 and the property operated above breakeven. In 2008, however, occupancy again dropped to an average of 82% and the property operated below breakeven. Although occupancy averaged 81% for the first quarter of 2009 due to evictions, it rose to 88% in March where it has remained through May. This was the result of increased marketing efforts including local businesses and the senior citizen center. In addition, a rent increase was granted from Rural Development effective January 1, 2009. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wynnewood Village Apartments, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location. Operations rebounded slightly in 2007 from 2006 performance; however, the property continued to operate below breakeven due to low rent levels and occupancy below 90%. In 2008, occupancy improved to average 92% for the year and operations improved to above breakeven status. In 2009, occupancy continues to improve, averaging 97% for the first quarter of 2009 with operations remaining above breakeven. The property's cash situation has improved as a result of increased occupancy and rental assistance which was awarded, and made effective in September 2008. In addition, the lender has granted the property a workout plan; specifically, a temporary deferment of the monthly debt service so that necessary improvements can be made. The operating general partner continues to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006 and management responded by replacing site staff. Occupancy improved throughout 2007 and averaged 90%, but operations remained below breakeven. In 2008, occupancy increased to average 96% with audited operations above breakeven. Operations remain stable through the second quarter of 2009. The operating general partner continues to fund deficits as needed, despite an expired guarantee. The mortgage, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. The low income housing tax credit compliance period expired in 2007. At the time of construction, the general contractor installed the waterproofing system for the buildings improperly. As such, water has been able to penetrate the exterior, which has resulted in deterioration in the structural components. The operating general partner recently became aware of severe structural deficiencies at the property as the result of this deterioration. An engineering report was conducted and estimated costs of repair are $1.3 million. The operating general partner has indicated an intention to refinance the debt and take out enough capital to make the necessary repairs as well as purchase the investment limited partner interest as the property is out of its compliance period. As there is a lockout period on the debt, the operating general partner is in negotiations with the master servicer to allow for early prepayment. It should be noted that, so far, two units are down; however, there have been no reports of mold growth. The investment general partner has been in discussions regarding potential disposition options. The investment general partner will continue monitoring operations and the physical condition of the property as well as continue to explore disposition options.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make various estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Based on the guidance of FIN 46R, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on the balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in the financial statements.

The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Operating Partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Partnership adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date is April 1, 2009. The Partnership has determined that the adoption of SFAS 157 has no impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no material effect on the Partnership.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - Continued

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments."  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund Limited Partnership II L.P. as of June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 was adopted for the interim quarterly period beginning April 1, 2009. The impact of adopting EITF 08-6 does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund Limited Partnership II L.P. as of June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 14, 2009	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.