Form 10-Q
period 2009-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2009-11-16
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2009

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30,2009

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

Changes in Partners' Capital (DEFICIT) Series 10 27

Changes in Partners' Capital (DEFICIT) Series 11 27

Changes in Partners' Capital (DEFICIT) Series 12 28

Changes in Partners' Capital (DEFICIT) Series 14 28

Statements of Cash Flows 29

Statements of Cash Flows Series 07 30

Statements of Cash Flows Series 09 31

Statements of Cash Flows Series 10 32

Statements of Cash Flows Series 11 33

Statements of Cash Flows Series 12 34

Statements of Cash Flows Series 14 35

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,150,990	$ 1,228,984
Other assets	83,695	-
	$ 1,234,685	$ 1,228,984

LIABILITIES
Accounts payable	$ 15,010	$ 7,510
Accounts payable affiliates (Note C)	24,594,097	24,162,071
Capital contributions payable (Note D)	169,997	169,997
	24,779,104	24,339,578
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(21,755,936)	(21,326,450)

General Partner	(1,788,483)	(1,784,144)
	(23,544,419)	(23,110,594)
	$ 1,234,685	$ 1,228,984

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 7

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 44,940	$ 59,368
Other assets	-	-
	$ 44,940	$ 59,368

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	215,293	215,293
Capital contributions payable (Note D)	-	-
	215,293	215,293

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(81,054)	(66,770)

General Partner	(89,299)	(89,155)
	(170,353)	(155,925)
	$ 44,940	$ 59,368

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 9

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 173,912	$ 212,194
Other assets	-	-
	$ 173,912	$ 212,194

LIABILITIES

Accounts payable	$ 7,500	$ -
Accounts payable affiliates (Note C)	6,307,302	6,245,606
Capital contributions payable (Note D)	-	-
	6,314,802	6,245,606

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,744,643)	(5,638,240)

General Partner	(396,247)	(395,172)

	(6,140,890)	(6,033,412)
	$ 173,912	$ 212,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 10

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 179,384	$ 120,636
Other assets	47,241	-
	$ 226,625	$ 120,636
LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	2,994,089	2,936,241
Capital contributions payable (Note D)	-	-
	2,994,089	2,936,241

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(2,544,876)	(2,592,536)

General Partner	(222,588)	(223,069)
	(2,767,464)	(2,815,605)
	$ 226,625	$ 120,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 11

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 187,642	$ 246,366
Other assets	-	-
	$ 187,642	$ 246,366

LIABILITIES
Accounts payable	$ 10	$ 10
Accounts payable affiliates (Note C)	2,872,095	2,824,763
Capital contributions payable (Note D)	-	-
	2,872,105	2,824,773

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(2,442,933)	(2,337,938)

General Partner	(241,530)	(240,469)
	(2,684,463)	(2,578,407)
	$ 187,642	$ 246,366

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 12

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 139,428	$ 144,823
Other assets	-	-
	$ 139,428	$ 144,823

LIABILITIES

Accounts payable	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	3,840,290	3,765,206
Capital contributions payable (Note D)	9,241	9,241
	3,857,031	3,781,947

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,429,296)	(3,349,622)

General Partner	(288,307)	(287,502)
	(3,717,603)	(3,637,124)
	$ 139,428	$ 144,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 14

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 425,684	$ 445,597
Other assets	36,454	-
	$ 462,138	$ 445,597

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	8,365,028	8,174,962
Capital contributions payable (Note D)	160,756	160,756
	8,525,784	8,335,718

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(7,513,134)	(7,341,344)

General Partner	(550,512)	(548,777)
	(8,063,646)	(7,890,121)
	$ 462,138	$ 445,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 992	$ 5,424
Other income	89,764	66,093
	90,756	71,517

Share of income (loss) from Operating Partnerships(Note D)	113,646	557,196

Expenses

Professional Fees	117,364	215,468
Partnership management fee (Note C)	229,888	246,014
Amortization	-	8,698
General and administrative expenses	39,892	39,221
	387,144	509,401

NET INCOME (LOSS)	$ (182,742)	$ 119,312

Net income(loss) allocated to assignees	$ (180,915)	$ 118,119

Net income(loss) allocated general partner	$ (1,827)	$ 1,193

Net income(loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2009	2008

Income
Interest income	$ 43	$ 621
Other income	-	-
	43	621

Share of income (loss) from Operating Partnerships(Note D)	-	57,760

Expenses

Professional Fees	6,976	13,373
Partnership management fee (Note C)	-	2,634
Amortization	-	-
General and administrative expenses	3,443	3,528
	10,419	19,535

NET INCOME (LOSS)	$(10,376)	$ 38,846

Net income(loss) allocated to assignees	$(10,272)	$ 38,458

Net income(loss) allocated general partner	$ (104)	$ 388

Net income(loss) per BAC	$ (.01)	$ .04

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2009	2008

Income
Interest income	$ 150	$ 625
Other income	2,418	1,367
	2,568	1,992

Share of income (loss) from Operating Partnerships(Note D)	21,750	268,500

Expenses

Professional Fees	18,934	34,048
Partnership management fee (Note C)	38,775	36,897
Amortization	-	97
General and administrative expenses	7,179	6,922
	64,888	77,964

NET INCOME (LOSS)	$ (40,570)	$ 192,528

Net income(loss) allocated to assignees	$ (40,164)	$ 190,603

Net income(loss) allocated general partner	$ (406)	$ 1,925

Net income(loss) per BAC	$ (.01)	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2009	2008

Income
Interest income	$ 143	$ 858
Other income	39,178	52,096
	39,321	52,954

Share of income (loss) from Operating Partnerships(Note D)	33,193	73,503

Expenses

Professional Fees	15,109	34,475
Partnership management fee (Note C)	11,528	24,344
Amortization	-	515
General and administrative expenses	5,711	5,537
	32,348	64,871

NET INCOME (LOSS)	$ 40,166	$ 61,586

Net income(loss) allocated to assignees	$ 39,764	$ 60,970

Net income(loss) allocated general partner	$ 402	$ 616

Net income(loss) per BAC	$ .02	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2009	2008

Income
Interest income	$ 163	$ 669
Other income	10,495	-
	10,658	669

Share of income (loss) from Operating Partnerships(Note D)	-	(9,421)

Expenses

Professional Fees	16,650	31,642
Partnership management fee (Note C)	43,025	43,100
Amortization	-	379
General and administrative expenses	5,304	5,525
	64,979	80,646

NET INCOME (LOSS)	$ (54,321)	$ (89,398)

Net income(loss) allocated to assignees	$ (53,778)	$ (88,504)

Net income(loss) allocated general partner	$ (543)	$ (894)

Net income(loss) per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2009	2008

Income
Interest income	$ 131	$ 664
Other income	14,177	1,152
	14,308	1,816

Share of income (loss) from Operating Partnerships(Note D)	-	109,880

Expenses

Professional Fees	21,884	36,372
Partnership management fee (Note C)	33,722	32,562
Amortization	-	2,331
General and administrative expenses	6,500	6,431
	62,106	77,696

NET INCOME (LOSS)	$ (47,798)	$ 34,000

Net income(loss) allocated to assignees	$ (47,320)	$ 33,660

Net income(loss) allocated general partner	$ (478)	$ 340

Net income(loss) per BAC	$ (.02)	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2009	2008

Income
Interest income	$ 362	$ 1,987
Other income	23,496	11,478
	23,858	13,465

Share of income (loss) from Operating Partnerships(Note D)	58,703	56,974

Expenses

Professional Fees	37,811	65,558
Partnership management fee (Note C)	102,838	106,477
Amortization	-	5,376
General and administrative expenses	11,755	11,278
	152,404	188,689

NET INCOME (LOSS)	$ (69,843)	$(118,250)

Net income(loss) allocated to assignees	$ (69,145)	$(117,068)

Net income(loss) allocated general partner	$ (698)	$ (1,182)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 2,058	$ 10,778
Other income	136,214	73,114
	138,272	83,892

Share of income (loss) from Operating Partnerships(Note D)	113,646	500,886

Expenses

Professional Fees	157,012	222,748
Partnership management fee (Note C)	464,085	536,502
Amortization	-	17,395
General and administrative expenses	64,646	66,830
	685,743	843,475

NET INCOME (LOSS)	$ (433,825)	$ (258,697)

Net income(loss) allocated to assignees	$ (429,486)	$ (256,109)

Net income(loss) allocated general partner	$ (4,339)	$ (2,588)

Net income(loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2009	2008

Income
Interest income	$ 93	$ 1,320
Other income	-	1,320
	93	2,640

Share of income (loss) from Operating Partnerships(Note D)	-	57,760

Expenses

Professional Fees	9,053	14,035
Partnership management fee (Note C)	-	4,608
Amortization	-	-
General and administrative expenses	5,468	6,207
	14,521	24,850

NET INCOME (LOSS)	$(14,428)	$ 35,550

Net income(loss) allocated to assignees	$(14,284)	$ 35,195

Net income(loss) allocated general partner	$ (144)	$ 355

Net income(loss) per BAC	$ (.01)	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2009	2008

Income
Interest income	$ 328	$ 1,343
Other income	2,418	1,367
	2,746	2,710

Share of income (loss) from Operating Partnerships(Note D)	21,750	268,500

Expenses

Professional Fees	25,286	34,891
Partnership management fee (Note C)	95,474	104,137
Amortization	-	193
General and administrative expenses	11,214	11,842
	131,974	151,063

NET INCOME (LOSS)	$ (107,478)	$ 120,147

Net income(loss) allocated to assignees	$ (106,403)	$ 118,946

Net income(loss) allocated general partner	$ (1,075)	$ 1,201

Net income(loss) per BAC	$ (.03)	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2009	2008

Income
Interest income	$ 251	$ 1,567
Other income	77,595	52,095
	77,846	53,662

Share of income (loss) from Operating Partnerships(Note D)	33,193	72,110

Expenses

Professional Fees	20,178	35,167
Partnership management fee (Note C)	33,621	54,530
Amortization	-	1,030
General and administrative expenses	9,099	9,615
	62,898	100,342

NET INCOME (LOSS)	$ 48,141	$ 25,430

Net income(loss) allocated to assignees	$ 47,660	$ 25,176

Net income(loss) allocated general partner	$ 481	$ 254

Net income(loss) per BAC	$ .02	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2009	2008

Income
Interest income	$ 374	$ 1,375
Other income	10,530	185
	10,904	1,560

Share of income (loss) from Operating Partnerships(Note D)	-	(51,212)

Expenses

Professional Fees	22,847	32,265
Partnership management fee (Note C)	85,435	92,152
Amortization	-	757
General and administrative expenses	8,678	9,155
	116,960	134,329

NET INCOME (LOSS)	$(106,056)	$(183,981)

Net income(loss) allocated to assignees	$(104,995)	$(182,141)

Net income(loss) allocated general partner	$ (1,061)	$ (1,840)

Net income(loss) per BAC	$ (.04)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2009	2008

Income
Interest income	$ 259	$ 1,168
Other income	15,329	6,669
	15,588	7,837

Share of income (loss) from Operating Partnerships(Note D)	-	109,880

Expenses

Professional Fees	28,235	39,043
Partnership management fee (Note C)	57,081	66,020
Amortization	-	4,662
General and administrative expenses	10,751	11,000
	96,067	120,725

NET INCOME (LOSS)	$ (80,479)	$ (3,008)

Net income(loss) allocated to assignees	$ (79,674)	$ (2,978)

Net income(loss) allocated general partner	$ (805)	$ (30)

Net income(loss) per BAC	$ (.03)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2009	2008

Income
Interest income	$ 753	$ 4,005
Other income	30,342	11,478
	31,095	15,483

Share of income (loss) from Operating Partnerships(Note D)	58,703	43,848

Expenses

Professional Fees	51,413	67,347
Partnership management fee (Note C)	192,474	215,055
Amortization	-	10,753
General and administrative expenses	19,436	19,011
	263,323	312,166

NET INCOME (LOSS)	$(173,525)	$(252,835)

Net income(loss) allocated to assignees	$(171,790)	$(250,307)

Net income(loss) allocated general partner	$ (1,735)	$ (2,528)

Net income(loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(21,326,450)	$ (1,784,144)	$ (23,110,594)

Net income (loss)	(429,486)	(4,339)	(433,825)

Partners' capital (deficit), September 30, 2009	$(21,755,936)	$ (1,788,483)	$ (23,544,419)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2009	$ (66,770)	$ (89,155)	$ (155,925)

Net income (loss)	(14,284)	(144)	(14,428)

Partners' capital (deficit) September 30, 2009	$ (81,054)	$ (89,299)	$ (170,353)

Series 9
Partners' capital (deficit) April 1, 2009	$(5,638,240)	$ (395,172)	$(6,033,412)

Net income (loss)	(106,403)	(1,075)	(107,478)

Partners' capital (deficit) September 30, 2009	$(5,744,643)	$ (396,247)	$(6,140,890)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2009	$ (2,592,536)	$ (223,069)	$ (2,815,605)

Net income (loss)	47,660	481	48,141

Partners' capital (deficit) September 30, 2009	$ (2,544,876)	$ (222,588)	$ (2,767,464)

Series 11
Partners' capital (deficit) April 1, 2009	$ (2,337,938)	$ (240,469)	$ (2,578,407)

Net income (loss)	(104,995)	(1,061)	(106,056)

Partners' capital (deficit) September 30, 2009	$ (2,442,933)	$ (241,530)	$ (2,684,463)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2009	$(3,349,622)	$ (287,502)	$(3,637,124)

Net income (loss)	(79,674)	(805)	(80,479)

Partners' capital (deficit) September 30, 2009	$(3,429,296)	$ (288,307)	$(3,717,603)

Series 14
Partners' capital (deficit) April 1, 2009	$(7,341,344)	$ (548,777)	$(7,890,121)

Net income (loss)	(171,790)	(1,735)	(173,525)

Partners' capital (deficit) September 30, 2009	$(7,513,134)	$ (550,512)	$(8,063,646)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (433,825)	$ (258,697)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	40,587
Amortization	-	17,395
Share of (Income)Loss from Operating Partnerships	(113,646)	(500,886)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	54,381
Decrease (Increase) in other assets	(17,348)	(1,562)
(Decrease) Increase in accounts payable affiliates	432,026	435,560

Net cash (used in) provided by operating activities	(125,293)	(213,222)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	47,299	635,760

Net cash (used in) provided by investing activities	47,299	635,760

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,994)	422,538

Cash and cash equivalents, beginning	1,228,984	1,085,277

Cash and cash equivalents, ending	$ 1,150,990	$ 1,507,815

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (14,428)	$ 35,550
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income)Loss from Operating Partnerships	-	(57,760)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	14,619
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(17,419)

Net cash (used in) provided by operating activities	(14,428)	(25,010)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	57,760

Net cash (used in) provided by investing activities	-	57,760

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,428)	32,750

Cash and cash equivalents, beginning	59,368	157,566

Cash and cash equivalents, ending	$ 44,940	$ 190,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (107,478)	$ 120,147
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	193
Share of (Income) Loss from Operating Partnerships	(21,750)	(268,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	7,119
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	61,696	112,399

Net cash (used in) provided by operating activities	(60,032)	(28,642)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	21,750	268,500

Net cash (used in) provided by investing activities	21,750	268,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,282)	239,858

Cash and cash equivalents, beginning	212,194	149,621

Cash and cash equivalents, ending	$ 173,912	$ 389,479

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ 48,141	$ 25,430
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	9,101
Amortization	-	1,030
Share of (Income)Loss from Operating Partnerships	(33,193)	(72,110)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	9,619
Decrease (Increase) in other assets	(14,048)	-
(Decrease) Increase in accounts payable affiliates	57,848	(11,507)

Net cash (used in) provided by operating activities	58,748	(38,437)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	73,720

Net cash (used in) provided by investing activities	-	73,720

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,748	35,283

Cash and cash equivalents, beginning	120,636	152,374

Cash and cash equivalents, ending	$ 179,384	$ 187,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (106,056)	$ (183,981)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	10,262
Amortization	-	757
Share of Income(Loss) from Operating Partnerships	-	51,212
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	9,619
Decrease (Increase) in other assets	-	(1,562)
(Decrease) Increase in accounts payable affiliates	47,332	85,485

Net cash (used in) provided by operating activities	(58,724)	(28,208)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	41,360

Net cash (used in) provided by investing activities	-	41,360

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,724)	13,152

Cash and cash equivalents, beginning	246,366	149,771

Cash and cash equivalents, ending	$ 187,642	$ 162,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (80,479)	$ (3,008)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	4,662
Share of (Income) Loss from Operating Partnerships	-	(109,880)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	4,619
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	75,084	42,265

Net cash (used in) provided by operating activities	(5,395)	(61,342)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	-	109,880

Net cash (used in) provided by investing activities	-	109,880

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,395)	48,538

Cash and cash equivalents, beginning	144,823	105,077

Cash and cash equivalents, ending	$ 139,428	$ 153,615

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (173,525)	$ (252,835)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	21,224
Amortization	-	10,753
Share of (Income)Loss from Operating Partnerships	(58,703)	(43,848)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	8,786
Decrease (Increase) in other assets	(3,300)	-
(Decrease) Increase in accounts payable affiliates	190,066	224,337

Net cash (used in) provided by operating activities	(45,462)	(31,583)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	25,549	84,540

Net cash (used in) provided by investing activities	25,549	84,540

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,913)	52,957

Cash and cash equivalents, beginning	445,597	370,868

Cash and cash equivalents, ending	$ 425,684	$ 423,825

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2009 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

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

Accounts payable - affiliates at September 30, 2009 and 2008 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fees accrued for the quarters ended September 30, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ 2,634
Series 9	53,997	68,459
Series 10	28,700	30,334
Series 11	48,666	54,928
Series 12	37,542	44,037
Series 14	119,814	136,688

	$ 288,719	$ 337,080

The partnership management fees paid for the quarters ended September 30, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ 2,687
Series 9	-	25,000
Series 10	-	75,000
Series 11	-	25,000
Series 12	-	50,000
Series 14	-	50,000

	$ -	$ 227,687

The partnership management fees paid for the six months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ 22,687
Series 9	50,000	25,000
Series 10	-	75,000
Series 11	50,000	25,000
Series 12	-	50,000
Series 14	50,000	50,000

	$ 150,000	$ 247,687

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2009 and 2008 the Partnership had limited partnership interests in 150 and 173 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2009 and 2008 by series is as follows:

	2009	2008
Series 7	-	-
Series 9	25	31
Series 10	17	18
Series 11	20	23
Series 12	26	29
Series 14	62	72

	150	173

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2009 and 2008 by series are as follows:

	2009	2008
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,756	192,412

	$169,997	$201,653

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the six months ended September 30, 2009 the Partnership disposed of three of the Operating Partnerships and received additional proceeds of $25,549 from one operating limited partnership which was disposed of in the prior year. A summary of the dispositions by Series for September 30, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition*	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	1	-	21,750	21,750
Series 10	1	-	-	33,193
Series 11	-	-	-	-
Series 12	-	-	-	-
Series 14	1	-	25,549	58,703
Total	3	-	$47,299	$113,646

* Partnership proceeds from disposition do not include the following amounts recorded as receivable at September 30, 2009, $33,193 for Series 10 and $33,154 for Series 14.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2009.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

	2009	2008

Revenues
Rental	$ 14,625,827	$ 17,259,829
Interest and other	350,771	521,638
	14,976,598	17,781,467

Expenses
Interest	2,555,247	3,340,198
Depreciation and amortization	3,793,468	4,278,258
Operating expenses	10,728,150	12,444,469
	17,076,865	20,062,925

NET LOSS	$(2,100,267)	$(2,281,458)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(2,079,264)	$(2,258,643)

Net loss allocated to other partners	$ (21,003)	$ (22,815)

*Amounts include $2,079,264 and $2,123,769 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 7

	2009	2008

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0, for both 2009 and 2008, of loss not recognized under the equity method of accounting.

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

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 9

	2009	2008

Revenues
Rental	$ 2,652,012	$ 3,470,732
Interest and other	65,251	(6,010)
	2,717,263	3,464,722

Expenses
Interest	482,821	628,198
Depreciation and amortization	685,892	874,214
Operating expenses	1,942,640	2,412,035
	3,111,353	3,914,447

NET LOSS	$ (394,090)	$ (449,725)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (390,149)	$ (445,228)

Net loss allocated to other partners	$ (3,941)	$ (4,497)

*Amounts include $390,149 and $445,228 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 10
	2009	2008

Revenues
Rental	$ 1,471,239	$ 1,537,386
Interest and other	28,562	68,262
	1,499,801	1,605,648

Expenses
Interest	241,267	281,274
Depreciation and amortization	386,724	411,670
Operating expenses	1,128,374	1,086,398
	1,756,365	1,779,342

NET LOSS	$ (256,564)	$ (173,694)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (253,999)	$ (171,957)

Net loss allocated to other partners	$ (2,565)	$ (1,737)

*Amounts include $253,999 and $170,347 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 11

	2009	2008

Revenues
Rental	$ 2,516,572	$ 2,798,832
Interest and other	64,296	148,809
	2,580,868	2,947,641

Expenses
Interest	410,283	475,449
Depreciation and amortization	732,188	626,754
Operating expenses	1,570,357	2,019,822
	2,712,828	3,122,025

NET LOSS	$ (131,960)	$ (174,384)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (130,640)	$ (172,640)

Net loss allocated to other partners	$ (1,320)	$ (1,744)

*Amounts include $130,640 and $80,068 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 12
	2009	2008

Revenues
Rental	$ 1,904,235	$ 2,072,480
Interest and other	37,523	116,352
	1,941,758	2,188,832

Expenses
Interest	298,890	521,447
Depreciation and amortization	443,729	366,316
Operating expenses	1,367,812	1,721,442
	2,110,431	2,609,205

NET LOSS	$ (168,673)	$ (420,373)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (166,986)	$ (416,169)

Net loss allocated to other partners	$ (1,687)	$ (4,204)

*Amounts include $166,986 and $416,169 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 14
	2009	2008

Revenues
Rental	$ 6,081,769	$ 7,380,399
Interest and other	155,139	194,225
	6,236,908	7,574,624

Expenses
Interest	1,121,986	1,433,830
Depreciation and amortization	1,544,935	1,999,304
Operating expenses	4,718,967	5,204,772
	7,385,888	8,637,906

NET LOSS	$(1,148,980)	$(1,063,282)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,137,490)	$(1,052,649)

Net loss allocated to other partners	$ (11,490)	$ (10,633)

*Amounts include $1,137,490 and $1,011,957 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
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

NOTE F - SUBSEQUENT EVENT

The Partnership has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

The Partnership has entered into agreements to sell interests in seven Operating Partnerships which are expected to close after September 30, 2009. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $2,705,680. The estimated gain on sale of the Operating Partnerships is $2,574,990, which is expected to be recognized in the third quarter of fiscal year 2010 and the first quarter of fiscal year 2011.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2009 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2009 in the amount of $136,214. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2009 were $288,719 and total partnership management fees accrued as of September 30, 2009 were $23,953,497. During the quarter and six months ended September 30, 2009, $0 and $150,000 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2009, an affiliate of the general partner of the Partnership advanced a total of $640,600 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended September 30, 2009 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$ 215,293
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$ 640,600

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2009, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2009 the Partnership had $1,150,990 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ 44,940
9	41,574,018	4,178,029	05/04/90	25	173,912
10	24,288,997	2,428,925	08/24/90	17	179,384
11	24,735,002	2,489,599	12/27/90	20	187,642
12	29,710,003	2,972,795	04/30/91	26	139,428
14	55,728,997	5,574,290	01/27/92	62	425,684

	$186,398,017	18,679,738		150	$1,150,990

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 7,9,10,11,12 and 14 as of September 30, 2009 are $44,940, $173,912, $179,384, $187,642, $130,187 and $264,928, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2009 and 2008 the Partnership held limited partnership interests in 150 and 173 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2009 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 07	$ -	$ -	$ -	$ -
Series 09	38,775	15,222	95,474	16,222
Series 10	11,528	17,172	33,621	24,227
Series 11	43,025	5,641	85,435	11,897
Series 12	33,722	3,820	57,081	18,003
Series 14	102,838	16,976	192,474	47,592
	$ 229,888	$ 58,831	$ 464,085	$ 117,941

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2009 and 2008. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

(Series 9)

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2009 and 2008, Series 9 reflects loss from Operating Partnerships of $(394,090) and $(449,725), respectively, which includes depreciation and amortization of $685,892 and $874,214, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. Occupancy was strong averaging 99% for 2008 and has remained steady at 99% in 2009. The complex attained rent increases in 2008 resulting in an 18% increase in revenue over 2007 levels. Expenses remained consistent with 2007 amounts. Due to the increased revenue, the property operated above breakeven in 2008 and continues to do so in 2009. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. Audited financials confirmed above breakeven operations in both 2007 and 2008 with strong occupancy. Occupancy has declined through the third quarter of 2009, averaging 84%, but the property continues to operate above breakeven. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the low income housing tax credit compliance period expired in 2007.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Average physical occupancy remained strong and stable at 98% in 2008. Despite the strong average occupancy in 2008, the property continued to operate below breakeven due to low rental rates. Through the third quarter of 2009, average physical occupancy remained strong at 100%. However, despite strong occupancy, the property continues to operate below breakeven. To maintain a high occupancy level and to be competitive in the market, the management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority, as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. The low income housing tax credit compliance period for this Operating Partnership expired on December 31, 2005.

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

In September 2007, the investment general partner of Blakely Properties LP approved an agreement to sell the property and the transaction closed on September 26, 2008. The sales price for the property was $1,495,446, which includes the outstanding mortgage balance of approximately $993,951 and cash proceeds to the investment limited partner of $294,000. Of the total proceeds received, $18,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $268,500 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $268,500 as of September 30, 2008.

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

In December 2008, the investment general partner of Putney First entered into an agreement to transfer its interest to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,381,477 and cash proceeds to the investment limited partner of $41,444. Of the total proceeds received, $22,710 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $11,234 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $11,234 as of December 31, 2008.

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

In July 2009, the investment general partner entered into an agreement to transfer its interest in Beaver Brook Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,133,100 and cash proceeds to the investment limited partner of $35,000. Of the total proceeds received, $5,750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $21,750 were returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 5 years from the initial transfer date, there would be a residual payment of up to $500,000 distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $21,750 as of September 30, 2009.

(Series 10)

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2009 and 2008, Series 10 reflects net loss from Operating Partnerships of $(256,564) and $(173,694), respectively, which includes depreciation and amortization of $386,724 and $411,670, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Great Falls Properties Limited Partnership (Melrose Lane Apartments) is a 24-unit family development located in Great Falls, SC. The property continues to compete against other affordable housing developments in the area which offer rental assistance. The market area remains soft due to loss of industry. As a result, management struggles to maintain occupancy levels at or above 90%. In 2007 and 2008, occupancy averaged 89% and 86%, respectively, with operations below breakeven status. Through the third quarter of 2009, occupancy averaged 76%, and operations remain below breakeven. Management has made several unsuccessful attempts to gain a reduction in the real estate taxes. Additionally, management has worked with the State to obtain project-based Section 8 subsidies; however, to date, no awards have been made. An approved workout plan is in effect to replenish the replacement reserve account, which continues to be substantially under-funded. All insurance, real estate tax and mortgage payments are current. To date the operating general partner has funded the operating deficit by accruing management fees due to an affiliated company combined with cash advances totaling $18,278. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Great Falls Properties Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In October 2008, the investment general partner of Great Falls Properties LP approved an agreement to sell the property and the transaction closed in September 2009. The sales price for the property was $952,757, which includes the outstanding mortgage balance of approximately $852,757 and cash proceeds to the investment limited partners of $62,241. Of the total proceeds received, $14,048 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $33,193 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $33,193 as of September 30, 2009. The sale of the Operating Partnership has been recognized as of September 30, 2009, but the sale proceeds were received in October 2009.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Ironton Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $596,371 and cash proceeds to the investment partnership of $25,680. Of the total proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Stockton Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $427,070 and cash proceeds to the investment partnership of $12,840. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $7,840 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $7,840 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Butler Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $485,544 and cash proceeds to the investment limited partner of $18,400. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,400 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $13,400 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Hart Properties Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $883,613 and cash proceeds to the investment limited partner of $36,800. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $31,800 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $31,800 as of September 30, 2008.

Meadowbrook Properties II, LP is a 50-unit property located in Americus, GA. The property operated below breakeven in 2008 due to low occupancy, insufficient rental rates, and a significant increase in bad debt. This has resulted in an increase in the accounts payable balance. Occupancy averaged 87% throughout 2008. Through the third quarter of 2009, occupancy has averaged 85%, and operations remain below breakeven. The 15-year low income housing tax credit compliance period expired in 2004 with respect to Meadowbrook Properties II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2009, the investment general partner of Wichita West Housing Associates Two LP approved an agreement to sell the property and the transaction closed on October 30, 2009. The sales price for the property is $2,498,580, which includes the outstanding mortgage balance of approximately $1,555,423 and cash proceeds to the investment partnership of $758,846. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $743,846 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, will be recorded in the amount of $743,846 as of December 31, 2009.

(Series 11)

As of September 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2009 and 2008, Series 11 reflects net loss from Operating Partnerships of $(131,960) and $(174,384), respectively, which includes depreciation and amortization of $732,188 and $626,754, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In April 2008, the investment general partner of Copper Creek approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,327,613, which includes the outstanding mortgage balance of approximately $1,133,710 and cash proceeds to the investment limited partners of $193,709. Of the total proceeds received, $9,880 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $167,829 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $167,829 as of December 31, 2008.

In April 2008, the investment general partner of Sierra Springs Limited Partnership approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $1,354,584, which includes the outstanding mortgage balance of approximately $1,135,034 and cash proceeds to the investment limited partners of $219,320. Of the total proceeds received, $9,120 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $194,200 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $194,200 as of December 31, 2008.

Coronado Housing (Coronado Hotel Apartments) located in Tucson, Arizona is a 42-unit single room occupancy development with project-based Section 8 rental assistance on all units. In December 2005, the permanent mortgage was fully paid off. In 2008, the property's average occupancy was down to 76% and operations were below breakeven. The decline in occupancy was due to a city project inhibiting the entrance. The construction of a highway overpass, bike path, and walking path was originally expected to be completed by October 2008 but wasn't completed until September 2009. The new construction has helped to add additional pedestrian traffic to the property. Through the third quarter of 2009, the property's occupancy increased to average 92%, and was able to reach 98% occupancy in September. The property is also currently operating above breakeven, without required reserves, as historically the reserves have not been funded. The property continually has had to make large capital improvements, as units become vacant. The management has been utilizing all operating cash for repairs. The real estate taxes and insurance are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expired on December 31, 2005.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit, Rural Development financed family development. The property has suffered from low occupancy and high turnover due to its location in a small tourist town in the mountains. The town lost two of its largest employers, a mining company and a sawmill. These losses have negatively impacted the occupancy at the property. Despite an average occupancy of 77% in 2007, the property operated above breakeven. This was mainly due to funds from the reserves being withdrawn for expensed improvements and management's ability to keep operating expenses below state averages. Development of a golf course, single family homes and condos at a nearby ski resort has begun to benefit the property, as evidenced by an increase in average occupancy to 87% in 2008. The first quarter of 2009 continued to show signs of improvement with occupancy ending at 92% in March. Occupancy has remained strong through the second and third quarters, averaging 90%. The tax, insurance, and mortgage payments are all current. The property delivered tax credits from 1991 through 2001. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.

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

(Series 12)

As of September 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2009 and 2008, Series 12 reflects net loss from Operating Partnerships of $(168,673) and $(420,373), respectively, which includes depreciation and amortization of $443,729 and $366,316, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. In 2008, the property operated below breakeven for the year. The reasons for the deficit are low occupancy and insufficient rental revenue. Occupancy averaged 84% in 2008 but has increased to 86% through the third quarter of 2009 with operations above breakeven status. All real estate taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

During April 2008, the investment general partner of Shawnee Ridge, L.P. approved an agreement to sell the property and the transaction closed on December 18, 2008. The sales price for the property was $797,654, which includes the outstanding mortgage balance of approximately $644,036 and cash proceeds to the investment limited partners of $153,454. Of the total proceeds received, $6,280 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $131,174 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $131,174 as of December 31, 2008.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. Occupancy dropped significantly in 2006, and management began to focus their attention on marketing and leasing. Their aggressive efforts, coupled with the reissuing of Section 8 vouchers in March 2007, resulted in an increase in average occupancy to 85% for 2007, with above breakeven operations. Operations remained above breakeven in 2008 with occupancy averaging 90% for the year. Through the third quarter of 2009, occupancy has averaged 87% with above breakeven operations. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. In 2007, occupancy improved to 92% for the year and operating expenses were significantly reduced. Despite this improvement, the property continued to operate below breakeven, as occupancy was unable to support operating expenses. Due to issues with management during 2008, the average occupancy fell to 85% for the year and the property continued to operate below breakeven. Since 2007, the property's performance problems have been due mainly to managerial concerns as the management company has been replaced twice, and the property was without a site manager for a period at the end of 2008. In January 2009, a full time site manager was hired. By that time, the property had seen an increase in crime and the quality of the tenant profile had declined. Management moved a police officer into the manager's unit. In addition, a number of evictions were filed in an effort to improve the tenant base. By the end of the first quarter, occupancy had declined to below 70%. Incidents at the property have been minimal since the police officer moved in and problematic tenants were evicted. By the end of the second quarter of 2009, occupancy had slowly improved to just below 80% and the property continued to operate below breakeven. The permanent mortgage matured in February 2009 and the operating general partner extended the term by six months and cashed out $20,000 for repairs without attaining approval from the investment limited partner. The funds were used to turn all vacant units and address necessary deferred maintenance. The extension matured in September 2009 and was subsequently extended for another 12 months. The onsite manager was replaced in August 2009 and three bedroom rent levels were decreased to $495 in an attempt to fill the high number of vacant three bedroom units. Occupancy averaged 77% in the third quarter of 2009 with below breakeven operations. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Fort Smith Housing Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The mortgage, real estate tax and insurance payments are all current.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. Average occupancy was 89% in 2007 and the property operated below breakeven for the year. In 2008, average occupancy was 90% and the property continued to operate below breakeven due to high operating expenses. The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property. Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs to no avail. In addition, due to tenant conflicts and police involvement, the property developed a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. At year-end 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed in an effort to re-tenant the property and improve the community perception. Through the third quarter of 2009, the property continues to operate below breakeven while maintaining an average occupancy level of 90%. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The low income housing tax credit compliance period expired in 2005. The investment general partner has been in discussions regarding potential disposition options. The investment general partner will continue monitoring operations as well as continue to explore disposition options. The mortgage, trade payables, property taxes, and insurance are current.

Hamilton Village Limited Partnership is a 20-unit family development located in Preston, GA. In 2008, occupancy averaged 99% and operations were above breakeven for the year. Through the third quarter of 2009, occupancy has averaged 100% and operations remain above breakeven status. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership. All mortgage, real estate tax and insurance payments are current. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. Operating expenses increased from the prior year due to administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover. Management continues to update units as vacancies occur and funds are available. Low occupancy has plagued this Operating Partnership for several years. This is the result of the property's advanced age, which has made it non-competitive in the local rental market. According to the operating general partner, management continues to advertise in local newspapers and offer concessions in order to attract residents. However, management continues to lose residents to newer developments offering more space and superior amenity packages. Rents at the property are comparable to other properties in the area. Average occupancy through the third quarter of 2009 has increased to 75%, but the property continues to operate below breakeven status. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

As the debt still exists but is simply guaranteed by a new entity, it will not count as "forgiveness of debt" by RD.  An appraisal of the land was completed on May 25, 2008.  The land value is estimated at $75,000.  Depending on the market, liquidation of the land will either be attempted in conjunction with the transfer of assets or after the transfer of assets.  As of October 2009 the operating general partner is continuing to search for a method of transferring the existing debt. RD continues to believe that the transfer can occur by the end of 2009.

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

In July 2008, the investment general partner entered into an agreement to transfer its interest in Burkesville Properties to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $712,364 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Clarkson Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $714,796 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Evanwood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,412 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $22,600 as of September 30, 2008.

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

(Series 14)

As of September 30, 2009 and 2008 the average Qualified Occupancy for the series was 99.89%. The series had a total of 62 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2009 and 2008, Series 14 reflects net loss from Operating Partnerships of $(1,148,980) and $(1,063,282), respectively, which includes depreciation and amortization of $1,544,935 and $1,999,304 respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. There was roof damage on all four buildings as well as interior damage to approximately fifteen units. In addition, the office and laundry room experienced some flooding. An insurance claim was submitted and proceeds of $414,250 were received. In addition, a total of $18,000 has been received for lost rents. As of August 2009, all repairs have been completed and all units are back on line. As of September 30, 2009, the property is 41% occupied. The property manager is currently working with HUD to get qualified applicants in an effort to improve occupancy by year end.

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

Rosewood Manor, Limited (Rosewood Manor Apartments) is a 43-unit apartment complex located in Ellenton, Florida. In 2008 the property operated below breakeven due to a drop in occupancy. Through the third quarter of 2009, the property continues to operate below breakeven due to low occupancy and an increase in operating expenses. Average occupancy for the year is 78%; however, occupancy rebounded by the end of September to 90%. Weak occupancy through July can be attributed to depressed market conditions. The property is competing with individuals that are renting their homes at discounted rents to avoid losing their homes to foreclosure. Management has increased marketing and is advertising in all of the local papers. The site manager is also delivering flyers and brochures to all of the local restaurants, shopping malls and housing agencies. Currently there are 10 units with project-based rental assistance. To aid in improving occupancy, management continues to request additional rental assistance from Rural Development. The property has experienced an increase in administrative and utility expenses. Administrative expenses have increased due to increased marketing. Should the property maintain current occupancy, management will be able to decrease marketing to help lower this expense. Utility expenses have increased due to the high number of vacant units and the associated vacant electric costs. This expense will decline assuming occupancy remains in the 90% range. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Rosewood Manor, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Wynnewood Village Apartments, Ltd. (Wynnewood Village Apartments) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. To increase the applicant pool, the operating general partner requested that Rural Development provide additional project-based rental assistance. This request was denied. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. As a result of these efforts, occupancy increased from 83% in 2006 to 91% in 2007 and the property operated above breakeven. In 2008, however, occupancy again dropped to an average of 82% and the property operated below breakeven. Occupancy has averaged 83% year-to-date. A rent increase granted from Rural Development effective January 1, 2009 was implemented, but the property remains unable to cover expenses. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

In April 2008, the investment general partner entered into an agreement to transfer its interest in Okemah Village Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $647,815 and cash proceeds to the investment partnership of $40,600. Of the total proceeds received, $15,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $17,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $17,500 as of June 30, 2008. In addition, equity outstanding for the Operating Partnership in the amount of $31,656 was recorded as gain on the sale of the Operating Partnership as of March 31, 2009.

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location. Operations rebounded slightly in 2007 from 2006 performance; however, the property continued to operate below breakeven due to low rent levels and occupancy below 90%. In 2008, occupancy improved to average 92% for the year and operations improved to above breakeven status. In 2009, occupancy continues to improve, averaging 96% for the year with operations at breakeven status. The property's cash situation has improved as a result of increased occupancy and rental assistance which was awarded, and made effective in September 2008. In addition, the lender has granted the property a workout plan; specifically, a temporary deferment of the monthly debt service so that necessary improvements can be made. The operating general partner continues to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006 and management responded by replacing site staff. Occupancy improved throughout 2007 and averaged 90%, but operations remained below breakeven. In 2008, occupancy increased to average 96% with audited operations above breakeven. Operations remain stable through the third quarter of 2009, with occupancy reaching 98%. The operating general partner continues to fund deficits as needed, despite an expired guarantee. The mortgage, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Scott Partners, LP (Lafayette Gardens) is a 56-unit apartment complex located in Scott, Louisiana. In 2008, the property operated above breakeven. In 2009, the operations have declined due to a decrease in occupancy and an increase in operating expenses. Occupancy has decreased due to poor property management. The regional manager advised the investment general partner that the property manager was not putting in the effort that they expected and has since been terminated. A new property manager was hired at the beginning of October 2009 and the property is currently 95% leased. The increases in expenses such as bad debt, insurance and taxes have negatively impacted operations. The bad debt has increased due to job loss of the residents and the prior manager's lack of focus on collections. The new property manager has increased collection efforts and outstanding balances are sent to collection agencies after 30 days. The insurance rates have increased in 2009. The operating general partner has advised that they are already in discussions with a new insurance broker regarding insurance for 2010 and they expect a 20% to 30% decrease in insurance costs. The operating general partner has also advised that the taxes have increased more than expected. The operating general partner has contacted the city about the increased taxes, but they will not have an answer regarding the actual 2009 rates until the property values and the millage rates are established in December of this year. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. On December 31, 2005 the Low Income Housing Tax Credit compliance period ended. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2008, the investment general partner of Navapai Associates approved an agreement to sell the property and the transaction closed on November 24, 2008. The sales price for the property was $982,030, which includes the outstanding mortgage balance of approximately $852,030 and cash proceeds to the investment partnership of $101,427. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $92,427 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $92,427 as of December 31, 2008.

In January 2008, the investment general partner of Chaparral Associates approved an agreement to sell the property and the transaction closed on November 24, 2008. The sales price for the property was $772,020, which includes the outstanding mortgage balance of approximately $672,020 and cash proceeds to the investment partnership of $113,807. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $104,807 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $104,807 as of December 31, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Excelsior Springs Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $603,539 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Smithville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,205,936 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $46,360 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $46,360 as of September 30, 2008.

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

In July 2008, the investment general partner of Capital Housing Associates approved an agreement to sell the property and the transaction closed on October 31, 2008. The sales price for the property was $1,887,961, which includes the outstanding mortgage balance of approximately $1,121,367 and cash proceeds to the investment limited partners of $450,000. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $435,000 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $435,000 as of December 31, 2008. On March 26, 2009, additional sale proceeds of $34,470 were received. The additional sale proceeds were returned to the cash reserves held by Series 14 and an additional gain on the sale of the Operating Partnership has been recorded for amount received.

In October 2008, the investment general partner of Breckenridge Apartments approved an agreement to sell the property and the transaction closed in September 2009. The sales price for the property was $901,201, which includes the outstanding mortgage balance of approximately $831,201 and cash proceeds to the investment limited partners of $48,154. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $33,154 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $33,154 as of September 30, 2009. The sale of the Operating Partnership has been recognized as of September 30, 2009, but the sale proceeds were received in October 2009.

In October 2008, the investment general partner of Sioux Falls Housing Associates Two LP approved an agreement to sell the property and the transaction closed on January 29, 2009. The sales price for the property was $1,718,820, which includes the outstanding mortgage balance of approximately $776,311 and cash proceeds to the investment limited partners of $641,318. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $626,318 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $14,596. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $611,722 as of March 31, 2009. In August 2009, additional sale proceeds of $25,549 were received and returned to the cash reserves held by Series 14.

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

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. In 2009 operations have improved to above breakeven status due to a decline in maintenance expenses. The property is averaging 90% occupancy year to date. The low income housing tax credit compliance period expired in 2007.

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

In October 2009, the investment general partner transferred its interest in Derby Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,049,178 and cash proceeds to the investment limited partner of $720,000. Of the total proceeds received, $7,600 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $712,400 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, will be recorded in the amount of $712,400 as of December 31, 2009.

Off Balance Sheet Arrangements

None.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Partnership to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships. The purpose of an impairment analysis is to verify that the real estate investment balance reflected on the balance sheet does not exceed the value of the underlying investments.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Partnership adopted GAAP for the Consolidation of Variable Interest Entities. GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, now superseded by the Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification guidance (ASC) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In February 2007, the FASB issued guidance for The Fair Value Option for Financial Assets and Financial Liabilities, now superseded by the Financial Instruments Topic of the FASB ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted this guidance and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In June 2006, guidance for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued (now superseded by the Income Taxes Topic of the FASB ASC). This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, this guidance does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued further guidance for Certain Nonpublic Enterprises, which deferred the effective date for nonpublic enterprises to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on its application to pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding the application to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - Continued

In April 2009, the FASB issued guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It is effective for Boston Capital Tax Credit Fund II L.P. as of June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

In November 2008, the FASB issued guidance on Equity Method Investment Accounting Considerations, now superseded by the Equity Method and Joint Ventures Topic of the FASB ASC, that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued guidance for Subsequent Events in the Subsequent Events Topic of the FASB ASC. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund II L.P. as of June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 16, 2009	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.