Form 10-Q
period 2009-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2010-02-16
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

or

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
FOR THE QUARTER ENDED December 31, 2009

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31,2009

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

Changes in Partners' Capital (DEFICIT) Series 10 27

Changes in Partners' Capital (DEFICIT) Series 11 27

Changes in Partners' Capital (DEFICIT) Series 12 28

Changes in Partners' Capital (DEFICIT) Series 14 28

Statements of Cash Flows 29

Statements of Cash Flows Series 07 30

Statements of Cash Flows Series 09 31

Statements of Cash Flows Series 10 32

Statements of Cash Flows Series 11 33

Statements of Cash Flows Series 12 34

Statements of Cash Flows Series 14 35

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 1,367,914	$ 1,228,984
Other assets	79,920	-
	$ 1,447,834	$ 1,228,984

LIABILITIES
Accounts payable	$ 100,110	$ 7,510
Accounts payable affiliates (Note C)	22,918,347	24,162,071
Capital contributions payable (Note D)	169,974	169,997
	23,188,431	24,339,578
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(20,142,254)	(21,326,450)

General Partner	(1,598,343)	(1,784,144)
	(21,740,597)	(23,110,594)
	$ 1,447,834	$ 1,228,984

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 7

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ 59,368
Other assets	-	-
	$ -	$ 59,368

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	215,293
Capital contributions payable (Note D)	-	-
	-	215,293

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(66,770)

General Partner	84,506	(89,155)
	-	(155,925)
	$ -	$ 59,368

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 9

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 126,584	$ 212,194
Other assets	-	-
	$ 126,584	$ 212,194

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,333,150	6,245,606
Capital contributions payable (Note D)	-	-
	6,333,150	6,245,606

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,809,662)	(5,638,240)

General Partner	(396,904)	(395,172)

	(6,206,566)	(6,033,412)
	$ 126,584	$ 212,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 10

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 193,630	$ 120,636
Other assets	-	-
	$ 193,630	$ 120,636
LIABILITIES

Accounts payable	$ 30,000	$ -
Accounts payable affiliates (Note C)	2,139,505	2,936,241
Capital contributions payable (Note D)	-	-
	2,169,505	2,936,241

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(1,761,203)	(2,592,536)

General Partner	(214,672)	(223,069)
	(1,975,875)	(2,815,605)
	$ 193,630	$ 120,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 11

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 151,402	$ 246,366
Other assets	76,620	-
	$ 228,022	$ 246,366

LIABILITIES
Accounts payable	$ 10	$ 10
Accounts payable affiliates (Note C)	2,890,761	2,824,763
Capital contributions payable (Note D)	-	-
	2,890,771	2,824,773

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(2,421,437)	(2,337,938)

General Partner	(241,312)	(240,469)
	(2,662,749)	(2,578,407)
	$ 228,022	$ 246,366

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 12

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 129,766	$ 144,823
Other assets	-	-
	$ 129,766	$ 144,823

LIABILITIES

Accounts payable	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	3,877,832	3,765,206
Capital contributions payable (Note D)	9,241	9,241
	3,894,573	3,781,947

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,476,028)	(3,349,622)

General Partner	(288,779)	(287,502)
	(3,764,807)	(3,637,124)
	$ 129,766	$ 144,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 14

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Cash and cash equivalents	$ 766,532	$ 445,597
Other assets	3,300	-
	$ 769,832	$ 445,597

LIABILITIES

Accounts payable	$ 62,600	$ -
Accounts payable affiliates (Note C)	7,677,099	8,174,962
Capital contributions payable (Note D)	160,733	160,756
	7,900,432	8,335,718

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,589,418)	(7,341,344)

General Partner	(541,182)	(548,777)
	(7,130,600)	(7,890,121)
	$ 769,832	$ 445,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 865	$ 3,619
Other income	6	179,651
	871	183,270

Share of income from Operating Partnerships(Note D)	1,914,084	1,592,247

Expenses

Professional Fees	20,225	21,158
Partnership management fee (Note C)	226,658	189,135
Amortization	-	8,698
General and administrative expenses	38,096	47,632
	284,979	266,623

NET INCOME (LOSS)	$ 1,629,976	$ 1,508,894

Net income(loss) allocated to assignees	$ 1,613,677	$ 1,493,806

Net income(loss) allocated general partner	$ 16,299	$ 15,088

Net income(loss) per BAC	$ .09	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2009	2008

Income
Interest income	$ 17	$ 291
Other income	-	178,976
	17	179,267

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	912	1,280
Partnership management fee (Note C)	-	(300)
Amortization	-	-
General and administrative expenses	2,595	3,051
	3,507	4,031

NET INCOME (LOSS)	$(3,490)	$ 175,236

Net income(loss) allocated to assignees	$(3,455)	$ 173,484

Net income(loss) allocated general partner	$ (35)	$ 1,752

Net income(loss) per BAC	$ (.00)	$ .17

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2009	2008

Income
Interest income	$ 87	$ 707
Other income	-	-
	87	707

Share of income from Operating Partnerships(Note D)	-	68,554

Expenses

Professional Fees	3,826	4,492
Partnership management fee (Note C)	55,098	(13,971)
Amortization	-	97
General and administrative expenses	6,839	8,734
	65,763	(648)

NET INCOME (LOSS)	$ (65,676)	$ 69,909

Net income(loss) allocated to assignees	$ (65,019)	$ 69,210

Net income(loss) allocated general partner	$ (657)	$ 699

Net income(loss) per BAC	$ (.02)	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2009	2008

Income
Interest income	$ 282	$ 356
Other income	-	150
	282	506

Share of income from Operating Partnerships(Note D)	823,846	(1,215)

Expenses

Professional Fees	3,871	1,850
Partnership management fee (Note C)	23,561	28,346
Amortization	-	515
General and administrative expenses	5,107	6,260
	32,539	36,971

NET INCOME (LOSS)	$ 791,589	$(37,680)

Net income(loss) allocated to assignees	$ 783,673	$(37,303)

Net income(loss) allocated general partner	$ 7,916	$ (377)

Net income(loss) per BAC	$ .32	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2009	2008

Income
Interest income	$ 101	$ 345
Other income	6	26
	107	371

Share of income from Operating Partnerships(Note D)	62,595	316,894

Expenses

Professional Fees	3,453	1,868
Partnership management fee (Note C)	32,461	30,964
Amortization	-	379
General and administrative expenses	5,074	6,301
	40,988	39,512

NET INCOME (LOSS)	$ 21,714	$ 277,753

Net income(loss) allocated to assignees	$ 21,497	$ 274,975

Net income(loss) allocated general partner	$ 217	$ 2,778

Net income(loss) per BAC	$ .01	$ .11

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2009	2008

Income
Interest income	$ 85	$ 350
Other income	-	499
	85	849

Share of income from Operating Partnerships(Note D)	-	620,976

Expenses

Professional Fees	3,461	6,100
Partnership management fee (Note C)	37,542	27,452
Amortization	-	2,331
General and administrative expenses	6,288	7,799
	47,291	43,682

NET INCOME (LOSS)	$ (47,206)	$ 578,143

Net income(loss) allocated to assignees	$ (46,734)	$ 572,362

Net income(loss) allocated general partner	$ (472)	$ 5,781

Net income(loss) per BAC	$ (.02)	$ .19

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2009	2008

Income
Interest income	$ 293	$ 1,570
Other income	-	-
	293	1,570

Share of income from Operating Partnerships(Note D)	1,027,643	587,038

Expenses

Professional Fees	4,702	5,568
Partnership management fee (Note C)	77,996	116,644
Amortization	-	5,376
General and administrative expenses	12,193	15,487
	94,891	143,075

NET INCOME (LOSS)	$ 933,045	$ 445,533

Net income(loss) allocated to assignees	$ 923,715	$ 441,078

Net income(loss) allocated general partner	$ 9,330	$ 4,455

Net income(loss) per BAC	$ .17	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 2,923	$ 14,398
Other income	136,220	252,765
	139,143	267,163

Share of income from Operating Partnerships(Note D)	2,027,730	2,093,133

Expenses

Professional Fees	177,237	243,906
Partnership management fee (Note C)	690,743	725,636
Amortization	-	26,093
General and administrative expenses	102,736	114,456
	970,716	1,110,091

NET INCOME (LOSS)	$ 1,196,157	$ 1,250,205

Net income(loss) allocated to assignees	$ 1,184,196	$ 1,237,702

Net income(loss) allocated general partner	$ 11,961	$ 12,503

Net income(loss) per BAC	$ .06	$ .07

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2009	2008

Income
Interest income	$ 110	$ 1,611
Other income	-	180,296
	110	181,907

Share of income from Operating Partnerships(Note D)	-	57,760

Expenses

Professional Fees	9,964	15,315
Partnership management fee (Note C)	-	4,308
Amortization	-	-
General and administrative expenses	8,061	9,256
	18,025	28,879

NET INCOME (LOSS)	$(17,915)	$ 210,788

Net income(loss) allocated to assignees	$(17,736)	$ 208,680

Net income(loss) allocated general partner	$ (179)	$ 2,108

Net income(loss) per BAC	$ (.02)	$ .20

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2009	2008

Income
Interest income	$ 415	$ 2,050
Other income	2,418	1,367
	2,833	3,417

Share of income from Operating Partnerships(Note D)	21,750	337,054

Expenses

Professional Fees	29,112	39,382
Partnership management fee (Note C)	150,572	90,166
Amortization	-	290
General and administrative expenses	18,053	20,575
	197,737	150,413

NET INCOME (LOSS)	$ (173,154)	$ 190,058

Net income(loss) allocated to assignees	$ (171,422)	$ 188,157

Net income(loss) allocated general partner	$ (1,732)	$ 1,901

Net income(loss) per BAC	$ (.04)	$ .05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2009	2008

Income
Interest income	$ 532	$ 1,924
Other income	77,595	52,245
	78,127	54,169

Share of income from Operating Partnerships(Note D)	857,039	70,895

Expenses

Professional Fees	24,049	37,018
Partnership management fee (Note C)	57,182	82,875
Amortization	-	1,545
General and administrative expenses	14,205	15,873
	95,436	137,311

NET INCOME (LOSS)	$ 839,730	$ (12,247)

Net income(loss) allocated to assignees	$ 831,333	$ (12,125)

Net income(loss) allocated general partner	$ 8,397	$ (122)

Net income(loss) per BAC	$ .34	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2009	2008

Income
Interest income	$ 475	$ 1,720
Other income	10,536	211
	11,011	1,931

Share of income from Operating Partnerships(Note D)	62,595	265,682

Expenses

Professional Fees	26,301	34,133
Partnership management fee (Note C)	117,896	123,116
Amortization	-	1,136
General and administrative expenses	13,751	15,454
	157,948	173,839

NET INCOME (LOSS)	$ (84,342)	$ 93,774

Net income(loss) allocated to assignees	$ (83,499)	$ 92,836

Net income(loss) allocated general partner	$ (843)	$ 938

Net income(loss) per BAC	$ (.03)	$ .04

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2009	2008

Income
Interest income	$ 345	$ 1,519
Other income	15,329	7,168
	15,674	8,687

Share of income from Operating Partnerships(Note D)	-	730,856

Expenses

Professional Fees	31,696	45,142
Partnership management fee (Note C)	94,623	93,472
Amortization	-	6,993
General and administrative expenses	17,038	18,799
	143,357	164,406

NET INCOME (LOSS)	$(127,683)	$ 575,137

Net income(loss) allocated to assignees	$(126,406)	$ 569,386

Net income(loss) allocated general partner	$ (1,277)	$ 5,751

Net income(loss) per BAC	$ (.04)	$ .19

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2009	2008

Income
Interest income	$ 1,046	$ 5,574
Other income	30,342	11,478
	31,388	17,052

Share of income from Operating Partnerships(Note D)	1,086,346	630,886

Expenses

Professional Fees	56,115	72,916
Partnership management fee (Note C)	270,470	331,699
Amortization	-	16,129
General and administrative expenses	31,628	34,499
	358,213	455,243

NET INCOME (LOSS)	$ 759,521	$ 192,695

Net income(loss) allocated to assignees	$ 751,926	$ 190,768

Net income(loss) allocated general partner	$ 7,595	$ 1,927

Net income(loss) per BAC	$ .13	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(21,326,450)	$(1,784,144)	$(23,110,594)

Contributions	-	173,840	173,840

Net income (loss)	1,184,196	11,961	1,196,157

Partners' capital (deficit), December 31, 2009	$(20,142,254)	$(1,598,343)	$(21,740,597)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2009	$ (66,770)	$ (89,155)	$ (155,925)

Contributions	-	173,840	173,840

Net income (loss)	(17,736)	(179)	(17,915)

Partners' capital (deficit), December 31, 2009	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2009	$(5,638,240)	$ (395,172)	$(6,033,412)

Contributions	-	-	-

Net income (loss)	(171,422)	(1,732)	(173,154)

Partners' capital (deficit), December 31, 2009	$(5,809,662)	$ (396,904)	$(6,206,566)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2009	$ (2,592,536)	$ (223,069)	$ (2,815,605)

Contributions	-	-	-

Net income (loss)	831,333	8,397	839,730

Partners' capital (deficit), December 31, 2009	$ (1,761,203)	$ (214,672)	$ (1,975,875)

Series 11
Partners' capital (deficit) April 1, 2009	$ (2,337,938)	$ (240,469)	$ (2,578,407)

Contributions	-	-	-

Net income (loss)	(83,499)	(843)	(84,342)

Partners' capital (deficit), December 31, 2009	$ (2,421,437)	$ (241,312)	$ (2,662,749)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2009	$(3,349,622)	$ (287,502)	$(3,637,124)

Contributions	-	-	-

Net income (loss)	(126,406)	(1,277)	(127,683)

Partners' capital (deficit), December 31, 2009	$(3,476,028)	$ (288,779)	$(3,764,807)

Series 14
Partners' capital (deficit) April 1, 2009	$(7,341,344)	$ (548,777)	$(7,890,121)

Contributions	-	-	-

Net income (loss)	751,926	7,595	759,521

Partners' capital (deficit), December 31, 2009	$(6,589,418)	$ (541,182)	$(7,130,600)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ 1,196,157	$ 1,250,205
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	40,587
Amortization	-	26,093
Share of (Income) from Operating Partnerships	(2,027,730)	(2,093,133)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	92,600	83,341
Decrease (Increase) in other assets	(17,325)	(1,562)
(Decrease) Increase in accounts payable affiliates	(1,069,884)	(1,032,567)

Net cash (used in) provided by operating activities	(1,826,182)	(1,727,036)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(23)	-
Proceeds from sale of operating Limited Partnerships	1,965,135	2,319,553

Net cash (used in) provided by investing activities	1,965,112	2,319,553

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,930	592,517

Cash and cash equivalents, beginning	1,228,984	1,085,277

Cash and cash equivalents, ending	$ 1,367,914	$ 1,677,794

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ 173,840	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (17,915)	$ 210,788
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	-
Share of (Income) from Operating Partnerships	-	(57,760)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(41,453)	(303,565)

Net cash (used in) provided by operating activities	(59,368)	(150,918)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	57,760

Net cash (used in) provided by investing activities	-	57,760

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,368)	(93,158)

Cash and cash equivalents, beginning	59,368	157,566

Cash and cash equivalents, ending	$ -	$ 64,408

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ 173,840	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (173,154)	$ 190,058
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	290
Share of (Income) from Operating Partnerships	(21,750)	(337,054)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,119
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	87,544	(148,374)

Net cash (used in) provided by operating activities	(107,360)	(287,961)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	21,750	337,054

Net cash (used in) provided by investing activities	21,750	337,054

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,610)	49,093

Cash and cash equivalents, beginning	212,194	149,621

Cash and cash equivalents, ending	$ 126,584	$ 198,714

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ 839,730	$ (12,247)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	9,101
Amortization	-	1,545
Share of (Income) from Operating Partnerships	(857,039)	(70,895)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	30,000	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(796,736)	(32,359)

Net cash (used in) provided by operating activities	(784,045)	(105,236)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	857,039	73,720

Net cash (used in) provided by investing activities	857,039	73,720

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,994	(31,516)

Cash and cash equivalents, beginning	120,636	152,374

Cash and cash equivalents, ending	$ 193,630	$ 120,858

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (84,342)	$ 93,774
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	10,262
Amortization	-	1,136
Share of (Income) from Operating Partnerships	(62,595)	(265,682)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	31,599
Decrease (Increase) in other assets	(14,025)	(1,562)
(Decrease) Increase in accounts payable affiliates	65,998	87,951

Net cash (used in) provided by operating activities	(94,964)	(42,522)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	403,389

Net cash (used in) provided by investing activities	-	403,389

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(94,964)	360,867

Cash and cash equivalents, beginning	246,366	149,771

Cash and cash equivalents, ending	$ 151,402	$ 510,638

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ (127,683)	$ 575,137
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	6,993
Share of (Income) from Operating Partnerships	-	(730,856)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	31,599
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	112,626	(416,163)

Net cash (used in) provided by operating activities	(15,057)	(533,290)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	730,856

Net cash (used in) provided by investing activities	-	730,856

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,057)	197,566

Cash and cash equivalents, beginning	144,823	105,077

Cash and cash equivalents, ending	$ 129,766	$ 302,643

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2009	2008
Cash flows from operating activities:

Net Income(Loss)	$ 759,521	$ 192,695
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	21,224
Amortization	-	16,129
Share of (Income) from Operating Partnerships	(1,086,346)	(630,886)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	62,600	13,786
Decrease (Increase) in other assets	(3,300)	-
(Decrease) Increase in accounts payable affiliates	(497,863)	(220,057)

Net cash (used in) provided by operating activities	(765,388)	(607,109)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(23)	-
Proceeds from sale of operating Limited Partnerships	1,086,346	716,774

Net cash (used in) provided by investing activities	1,086,323	716,774

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320,935	109,665

Cash and cash equivalents, beginning	445,597	370,868

Cash and cash equivalents, ending	$ 766,532	$ 480,533

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2009 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

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

Accounts payable - affiliates at December 31, 2009 and 2008 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fees accrued for the quarters ended December 31, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ -
Series 9	55,848	64,227
Series 10	25,416	29,148
Series 11	48,666	52,466
Series 12	37,542	41,572
Series 14	112,071	130,606

	$ 279,543	$ 318,019

The partnership management fees paid for the quarters ended December 31, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ -
Series 9	30,000	325,000
Series 10	880,000	50,000
Series 11	30,000	50,000
Series 12	-	500,000
Series 14	800,000	575,000

	$ 1,740,000	$ 1,500,000

The partnership management fees paid for the nine months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Series 7	$ -	$ 22,687
Series 9	80,000	350,000
Series 10	880,000	125,000
Series 11	80,000	75,000
Series 12	-	550,000
Series 14	850,000	625,000

	$ 1,890,000	$ 1,747,687

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2009 and 2008 the Partnership had limited partnership interests in 140 and 159 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2009 and 2008 by series is as follows:

	2009	2008
Series 7	-	-
Series 9	24	28
Series 10	16	18
Series 11	19	21
Series 12	26	27
Series 14	55	65

	140	159

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2009 and 2008 by series are as follows:

	2009	2008
Series 12	$ 9,241	$ 9,241
Series 14	160,733	192,412

	$169,974	$201,653

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the nine months ended December 31, 2009 the Partnership disposed of thirteen of the Operating Partnerships. A summary of the dispositions by Series for December 31, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition*	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	2	-	21,750	21,750
Series 10	2	-	857,039	857,039
Series 11	1	-	-	62,595
Series 12	-	-	-	-
Series 14	8	-	1,086,346	1,086,346
Total	13	-	$1,965,135	$2,027,730

* Partnership proceeds from disposition do not include the following amounts recorded as receivable at December 31, 2009, $62,595 for Series 11.

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2009.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2009	2008

Revenues
Rental	$ 21,538,079	$ 24,745,120
Interest and other	552,443	748,596
	22,090,522	25,493,716

Expenses
Interest	3,664,862	4,640,599
Depreciation and amortization	5,549,267	6,466,001
Operating expenses	15,561,683	17,724,218
	24,775,812	28,830,818

NET LOSS	$(2,685,290)	$(3,337,102)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(2,658,437)	$(3,303,731)

Net loss allocated to other partners	$ (26,853)	$ (33,371)

*Amounts include $2,658,437 and $3,077,311 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2009

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

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2009	2008

Revenues
Rental	$ 3,851,474	$ 4,893,180
Interest and other	99,136	26,759
	3,950,610	4,919,939

Expenses
Interest	692,304	856,137
Depreciation and amortization	967,450	1,350,095
Operating expenses	2,839,002	3,366,495
	4,498,756	5,572,727

NET LOSS	$ (548,146)	$ (652,788)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (542,665)	$ (646,260)

Net loss allocated to other partners	$ (5,481)	$ (6,528)

*Amounts include $542,665 and $646,260 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2009	2008

Revenues
Rental	$ 2,026,988	$ 2,256,069
Interest and other	43,447	84,050
	2,070,435	2,340,119

Expenses
Interest	329,550	383,494
Depreciation and amortization	539,320	613,856
Operating expenses	1,575,389	1,617,919
	2,444,259	2,615,269

NET LOSS	$ (373,824)	$ (275,150)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (370,086)	$ (272,398)

Net loss allocated to other partners	$ (3,738)	$ (2,752)

*Amounts include $370,086 and $269,573 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2009	2008

Revenues
Rental	$ 3,755,902	$ 4,094,734
Interest and other	133,462	185,441
	3,889,364	4,280,175

Expenses
Interest	606,922	693,272
Depreciation and amortization	1,090,614	1,008,723
Operating expenses	2,389,606	2,862,906
	4,087,142	4,564,901

NET LOSS	$ (197,778)	$ (284,726)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (195,800)	$ (281,879)

Net loss allocated to other partners	$ (1,978)	$ (2,847)

*Amounts include $195,800 and $144,172 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2009	2008

Revenues
Rental	$ 2,879,981	$ 2,991,110
Interest and other	55,141	150,550
	2,935,122	3,141,660

Expenses
Interest	446,924	675,062
Depreciation and amortization	681,758	601,180
Operating expenses	2,059,904	2,403,239
	3,188,586	3,679,481

NET LOSS	$ (253,464)	$ (537,821)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (250,929)	$ (532,443)

Net loss allocated to other partners	$ (2,535)	$ (5,378)

*Amounts include $250,929 and $532,443 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2009	2008

Revenues
Rental	$ 9,023,734	$ 10,510,027
Interest and other	221,257	301,796
	9,244,991	10,811,823

Expenses
Interest	1,589,162	2,032,634
Depreciation and amortization	2,270,125	2,892,147
Operating expenses	6,697,782	7,473,659
	10,557,069	12,398,440

NET LOSS	$(1,312,078)	$(1,586,617)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,298,957)	$(1,570,751)

Net loss allocated to other partners	$ (13,121)	$ (15,866)

*Amounts include $1,298,957 and $1,484,863 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
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

NOTE F - SUBSEQUENT EVENT

Events that occur after the balance sheet date but before the financial statements were issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Partnership through the date the financial statements were issued, which was February 16, 2010, the date of the Partnership's Quarterly Report on Form 10-Q for the period ended December 31, 2009. Management concluded that subsequent events have occurred that require disclosure in the notes to the financial statements.

The Partnership has entered into agreements to sell interests in six Operating Partnerships which are expected to close after December 31, 2009. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $1,641,176. The estimated gain on sale of the Operating Partnerships is $1,405,684, which is expected to be recognized in the fourth quarter of fiscal year 2010 or the first or third quarter of fiscal year 2011.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2009 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2009 in the amount of $136,220. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2009 were $279,543 and total partnership management fees accrued as of December 31, 2009 were $22,493,040. During the quarter and nine months ended December 31, 2009, $1,740,000 and $1,890,000 of accrued partnership management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2009, an affiliate of the general partner of the Partnership advanced a total of $425,307 to the Partnership to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended December 31, 2009 the Partnership did not receive any advances. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 7	$ -	$ -
Series 11	-	99,461
Series 12	-	153,188
Series 14	-	172,658
	$ -	$ 425,307

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2009, $41,453 was paid by Series 7 to an affiliate of the general partner and the remaining of $173,840 has been forgiven. The general partner has recorded this amount as a capital contribution.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2009 the Partnership had $1,367,914 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	24	126,584
10	24,288,997	2,428,925	08/24/90	16	193,630
11	24,735,002	2,489,599	12/27/90	19	151,402
12	29,710,003	2,972,795	04/30/91	26	129,766
14	55,728,997	5,574,290	01/27/92	55	766,532

	$186,398,017	18,679,738		140	$1,367,914

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of December 31, 2009 are $126,584, $193,630, $151,402, $120,525 and $605,799, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2009 and 2008 the Partnership held limited partnership interests in 140 and 159 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2009 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 07	$ -	$ -	$ -	$ -
Series 09	55,098	750	150,572	16,972
Series 10	23,561	1,855	57,182	26,082
Series 11	32,461	16,205	117,896	28,102
Series 12	37,542	-	94,623	18,003
Series 14	77,996	34,075	270,470	81,667
	$ 226,658	$ 52,885	$ 690,743	$ 170,826

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of December 31, 2009 and 2008. As a result, net loss from Operating Partnerships, which include depreciation and amortization, is $0 for all periods presented.

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

(Series 9)

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2009 and 2008, Series 9 reflects loss from Operating Partnerships of $(548,146) and $(652,788), respectively, which includes depreciation and amortization of $967,450 and $1,350,095, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Sunshine Apartments (Telluride Apartments) is a 50 unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the units being condemned. The decline in occupancy continued through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in immediate repairs. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development to bring the units back online. The investment general partner is continuing to work with management to maximize operating cash flow. The 15-year low income housing tax credit compliance period expired on December 31, 2004. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The mortgage, real estate tax and insurance payments are all current.

In November 2009, the operating general partner of Sunshine Apartments approved an agreement to sell the property and the transaction is scheduled to close in December 2010. The anticipated sales price for the property is $1,613,420, which includes the outstanding mortgage balance of approximately $1,413,420 and cash proceeds to the investment partnership of $175,000. Of the total proceeds estimated to be received, it is expected that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $160,000 are anticipated to be returned to cash reserves held by Series 9. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. Occupancy was strong averaging 99% for 2008 and remained steady averaging 98% in 2009. Expenses in 2009 remained consistent with 2008 totals. The property operated above breakeven in 2008 and 2009. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. Audited financials confirmed above breakeven operations in both 2007 and 2008 with strong occupancy. Occupancy declined to an average of 84% through the first three quarters of 2009, but has rebounded to 100% as of December 2009. The property continues to operate above breakeven. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the low income housing tax credit compliance period expired in 2007.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Through the fourth quarter of 2009, average physical occupancy remained strong at 100%. However, despite the strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, management feels it is necessary to keep rental rates low. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. The low income housing tax credit compliance period for this Operating Partnership expired on December 31, 2005.

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

In November 2009, the operating general partner of Westside Associates LP entered into an agreement to sell the property and the transaction closed on December 23, 2009. The sales price of the property was $2,102,654, which includes the outstanding mortgage balance of approximately $2,102,653 and cash proceeds to the investment partnership of $0. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

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

Big Lake Seniors Apartments (Big Lake Seniors) is a 20 unit elderly development located in Big Lake, TX. The property performed well in 2008 with average occupancy of 99%. Through the third quarter of 2009 occupancy declined to average 89% but has increased to 95% as of December 2009. As a result of the drop in average occupancy, the property operated below breakeven for the year. The operating general partner attributed the drop in occupancy to several move-outs over the course of 2009 primarily due to local economic conditions. Also contributing to the below breakeven performance in 2009 was a substantial increase in maintenance costs due to several floors being replaced. The operating general partner has requested funds from the replacement reserve account to help off-set these costs and help bring operations closer to breakeven status. The operating general partner is confident that operations will improve back above breakeven status in 2010. The low income housing tax credit compliance period expired at year end 2009.

(Series 10)

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2009 and 2008, Series 10 reflects net loss from Operating Partnerships of $(373,824) and $(275,150), respectively, which includes depreciation and amortization of $539,320 and $613,856, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property operated below breakeven in 2008 due to low occupancy, insufficient rental rates, and a significant increase in bad debt. As a result of poor operations, the accounts payable balance continues to be an issue. In 2009 occupancy averaged 86% and as of December 2009 was at 86% with operations below breakeven status. The 15-year low income housing tax credit compliance period expired in 2004 with respect to Meadowbrook Properties II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2009, the investment general partner of Wichita West Housing Associates Two LP approved an agreement to sell the property and the transaction closed on October 30, 2009. The sales price for the property is $2,498,580, which includes the outstanding mortgage balance of approximately $1,555,423 and cash proceeds to the investment partnership of $838,846. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $823,846 will be returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $823,846 as of December 31, 2009.

(Series 11)

As of December 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2009 and 2008, Series 11 reflects net loss from Operating Partnerships of $(197,778) and $(284,726), respectively, which includes depreciation and amortization of $1,090,614 and $1,008,723, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In April 2008, the investment general partner of Aspen Square Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in March 2010. The anticipated sales price for the property is $2,180,064, which includes the outstanding mortgage balance of approximately $1,779,055 and cash proceeds to the investment limited partners of $401,009. Of the total proceeds anticipated to be received, $12,890 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $373,119 are anticipated to be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Coronado Housing (Coronado Hotel Apartments) is located in Tucson, Arizona and is a 42-unit single room occupancy development with project-based Section 8 rental assistance on all units. In December 2005, the permanent mortgage was fully paid off. In 2008, the property's average occupancy dropped to 76% and operations were below breakeven. The decline in occupancy was due to a city construction project that negatively impacted visibility. The construction of a highway overpass, bike path, and walking path was originally expected to be completed by October 2008 but wasn't completed until September 2009. The new construction has helped to add additional pedestrian traffic to the property. Through the fourth quarter of 2009, the property's occupancy increased and it achieved 98% occupancy in December. The property is also currently operating above breakeven. The operating general partner has made capital improvements over time as units became vacant. The management has been utilizing all operating cash for repairs. The real estate taxes and insurance are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expired on December 31, 2005.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit family property financed by Rural Development. The property has historically suffered from low occupancy and high turnover. Due to its location in a small tourist town in the mountains, there are minimal employment opportunities. However, in 2008, the development of a golf course, single family homes and condos at a nearby ski resort began to positively impact the area and property. Throughout the year, occupancy has increased from 81% in January 2009 to 94% in December 2009. The tax, insurance, and mortgage payments are all current. The property delivered tax credits from 1991 through 2001. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.

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

In January 2009, the investment general partner of Hilltop Apartments LP approved an agreement to sell the property and the transaction closed on December 31, 2009. The sales price for the property was $1,456,512, which includes the outstanding mortgage balance of approximately $1,356,512 and cash proceeds to the investment limited partners of $92,620. Of the total proceeds received, $14,025 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $16,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $62,595 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on January 4, 2010; a receivable in the amount of $62,595 has been recorded for Series 11 as of December 31, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $62,595 as of December 31, 2009.

(Series 12)

As of December 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2009 and 2008, Series 12 reflects net loss from Operating Partnerships of $(253,464) and $(537,821), respectively, which includes depreciation and amortization of $681,758 and $601,180, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. In 2008, the property operated below breakeven for the year. The reasons for the deficit are low occupancy and insufficient rental revenue. Occupancy averaged 84% in 2008 and has increased to 87% through 2009. Occupancy ended the year at 96% with operations above breakeven status. All real estate taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. The property had suffered from low occupancy through 2006 but began rebounding in early 2007 with a reissuance of Section 8 vouchers and aggressive marketing. Since then, occupancy has ranged from 87% to 92% with above breakeven operations. Occupancy increased to 97% at December 2009. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR. The property has historically dealt with low occupancy, high operating expenses and an inconsistent management presence. The management company has been replaced twice and turnover at the site manager position has been problematic. In January 2009, a full time site manager was hired but by that time, the property had seen an increase in crime and the quality of the tenant profile had declined. In an effort to gain better control over the site, management moved a police officer into the manager's unit. As a result, incidents at the property have been minimal and problematic tenants have either been evicted or moved-out on their own accord. That combination has increased vacancy but the goal is to fill vacant units with stronger tenants. The permanent mortgage matured in February 2009 and was extended for a period of 6 months. The extension matured in September 2009 and was subsequently extended for another 12 months. At the end of December 2009, occupancy was 72% with below breakeven operations. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Fort Smith Housing Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. The mortgage, real estate tax and insurance payments are all current.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. In 2008, average occupancy was 90% and the property continued to operate below breakeven due to high operating expenses. The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property. Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. At year-end 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed in an effort to re-tenant the property and improve the community perception. As of December 31, 2009, occupancy is 96%. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The low income housing tax credit compliance period expired in 2005. The investment general partner has been in discussions regarding potential disposition options. The investment general partner will continue monitoring operations as well as continue to explore disposition options. The mortgage, trade payables, property taxes, and insurance are current.

Hamilton Village LP (Hamilton Village Apartments) is a 20-unit family development located in Preston, GA. In 2008, occupancy averaged 99% and operations were above breakeven for the year. Through the fourth quarter of 2009, occupancy has averaged 99% and at December 31, 2009 was at 100% with above breakeven operations. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village Limited Partnership. All mortgage, real estate tax and insurance payments are current. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. Operating expenses increased from the prior year due to administrative costs and maintenance expenses related to the age of the property as well as the condition of units upon turnover. Management continues to update units as vacancies occur and funds are available. Low occupancy has plagued this Operating Partnership for several years. This is the result of the property's advanced age, which has made it non-competitive in the local rental market. According to the operating general partner, management continues to advertise in local newspapers and offer concessions in order to attract residents. However, management continues to lose residents to newer developments offering more space and superior amenity packages. Rents at the property are comparable to other properties in the area. Average occupancy through the fourth quarter of 2009 has increased to 76% and ended the year at 77%, but the property continues to operate below breakeven status. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 14)

As of December 31, 2009 and 2008 the average Qualified Occupancy for the series was 99.89%. The series had a total of 55 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2009 and 2008, Series 14 reflects net loss from Operating Partnerships of $(1,312,078) and $(1,586,617), respectively, which includes depreciation and amortization of $2,270,125 and $2,892,147 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively due to damages sustained during Hurricane Gustav. All real estate tax, mortgage, and insurance payments are current.

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. There was roof damage on all four buildings as well as interior damage to approximately fifteen units. In addition, the office and laundry room experienced some flooding. An insurance claim was submitted and proceeds of $414,250 were received. In addition, a total of $18,000 has been received for lost rents. All repairs were completed as of August 2009 at which time all units were back on line. As of December 31, 2009, the property is 46% occupied. According to the operating general partner, low vacancy is due to the poor local economy, a lack of jobs, and qualified applicants. The operating general partner maintains that they are working closely with the on-site manager to market the property effectively. They are reaching out to local businesses, the community, and the Chamber of Commerce in an effort to increase occupancy with the use of flyers and offering rental concessions. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership. The investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is scheduled to be transferred as follows: 49% in March 2010 for $257,209 and 18% in April 2011 for $1.00. Of the proceeds estimated to be received, its is expected that $3,900, $1,200 and $9,900 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $62,974, $19,377 and $159,858, respectively, are anticipated to be returned to cash reserves held by Series 14, Series 17 and Series 20, respectively. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Rosewood Manor, Limited (Rosewood Manor Apartments) is a 43-unit apartment complex located in Ellenton, Florida. In 2008 the property operated below breakeven due to a drop in occupancy. Through the fourth quarter of 2009, the property continues to operate below breakeven due to overall low occupancy for the year and an increase in operating expenses. Weak occupancy through the third quarter can be attributed to depressed market conditions. The property is competing with individuals that are renting their homes at discounted rents to avoid losing their homes to foreclosure. Management increased marketing and is advertising in all of the local papers. The site manager is continuing to deliver flyers and brochures to all of the local restaurants, shopping malls and housing agencies on a weekly basis. Occupancy rebounded to 98% as of December 31, 2009. Currently there are 10 units with project-based rental assistance. To help maintain strong occupancy, management requests additional rental assistance from Rural Development on a quarterly basis. Overall in 2009, the property experienced an increase in administrative and utility expenses. These were attributable to increased marketing efforts in the early part of the year. Should the property maintain its current occupancy, management will be able to decrease marketing to help lower administrative expenses and the electric costs associated with vacancy will decrease as well. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Rosewood Manor, Limited. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Wynnewood Village Apartments, Ltd. (Wynnewood Village Apartments) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. Consequently, Wynnewood Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. Requests to Rural Development for additional rental assistance have been denied. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. These efforts helped increase occupancy to 94% in December 2009; however, occupancy remains a major issue as it averaged only 86% for the year. A rent increase granted from Rural Development effective January 1, 2009 was implemented, but the property remains unable to cover expenses. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. Occupancy was 89% as of December 2009 and averaged 94% for the year. Despite strong occupancy, operations are below breakeven due to increased replacement costs that are being expensed from operations. Additionally, the local area Rural Development has severely limited the items they will allow for use of the replacement reserve fund. Operations would be at breakeven if the withdrawals were approved. As the property is 16 years old, replacement costs are forecasted to remain high in future years and gaining approval for reserve withdrawals is expected to continue to be problematic. However, Rural Development approved a $25-30 rent increase on all units effective January 1, 2010 that is projected to bring operations back above breakeven. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

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

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi. This property is located in a remote location. Operations rebounded slightly in 2007 from 2006 performance; however, the property continued to operate below breakeven due to low rent levels and occupancy below 90%. In 2008, occupancy improved to average 92% for the year and operations improved to above breakeven status. In 2009, occupancy continues to improve, averaging 95% for the year and 94% as of the end of December 2009 with operations at breakeven status. The property's cash situation has improved as a result of increased occupancy and rental assistance which was awarded, and made effective in September 2008. In addition, the lender has granted the property a workout plan; specifically, a temporary deferment of the monthly debt service so that necessary improvements can be made. The operating general partner continues to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia. Occupancy began to decline in the third quarter of 2006. Although management responded by replacing site staff, and occupancy improved throughout 2007 to an average of 90%, operations remained below breakeven. Occupancy has continued to improve throughout 2008 and through November, 2009, reaching 98%. Unaudited operations are above breakeven. The operating general partner continues to fund deficits as needed, despite an expired guarantee. The mortgage, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Duncan Village Apartments Limited, LP (Duncan Village Apartments) is a 48-unit family property located in Duncan, OK. Occupancy was 96% as of December 2009 and averaged 95% for the year. Despite strong occupancy, operations are below breakeven for the year due to fencing and concrete repairs totaling $12,711 and $4,950, respectively. Those costs have not been reimbursed from the replacement reserve account due to Rural Development restrictions. Rural Development approved a $25 rent increase on all units effective January 1, 2010 that is projected to bring operations back above breakeven in 2010. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. Occupancy was 100% as of December 2009 and averaged 94% for the year. Despite strong occupancy, operations are below breakeven for the year due to increased replacements and insurance costs. The majority of replacement costs have not been reimbursed from the replacement reserve account due to Rural Development restrictions. The operating general partner is in discussions with a new insurance company in an effort to reduce insurance costs. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that is projected to bring operations back above breakeven in 2010. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

Scott Partners, LP (Lafayette Gardens) is a 56-unit apartment complex located in Scott, Louisiana. In 2009, the property operated below breakeven due to a decrease in occupancy and an increase in operating expenses. Occupancy has decreased due to poor property management. The regional manager advised the investment general partner that the property manager was not putting in the effort that they expected. The property manager has since been terminated. A new property manager was hired at the beginning of October 2009 and has already made an impact on the property. When the new property manager started occupancy was at 75%. The property manager increased occupancy to 93% by the end of November and 94% by the end of December. The increases in expenses such as bad debt, insurance and taxes have negatively impacted operations. The bad debt has increased due to job loss of the residents and the prior manager's lack of focus on collections. The new property manager has increased collection efforts and outstanding balances are sent to collection agencies after 30 days. Bad debt is still high for the year, but has shown improvements in the fourth quarter. The insurance rates increased in 2009. The operating general partner has advised that they have negotiated lower rates with the current insurance company and expect a 15% to 20% decrease in premiums in 2010. The operating general partner has also advised that the taxes have increased more than expected. The operating general partner contacted the city about the increased taxes in 2009 but they were unsuccessful in obtaining a tax abatement. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. On December 31, 2005 the Low Income Housing Tax Credit compliance period ended. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In November 2009, the operating general partner of Carleton Court entered into an agreement to sell the property and the transaction closed on December 23, 2009. The sales price of the property was $2,342,012, which includes the outstanding mortgage balance of approximately $2,342,011 and cash proceeds to the investment partnership of $0. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in San Jacinto Investors II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,295,150 and cash proceeds to the investment partnership of $250,000. The transaction closed on January 1, 2010. Of the total proceeds received, $3,102 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $231,898 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, will be recorded in the amount of $231,898 as of March 31, 2010.

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

Rainier Manor Associates (Rainier Manor Apartments) is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. At the time of construction, the general contractor installed the waterproofing system for the buildings improperly. As a result of the improper installation and subsequent slow leaks, the operating general partner recently became aware of severe structural deficiencies at the property. Two units are currently out of service, but there have been no reports of mold growth. An engineering report was conducted and estimated costs of repair are $1,300,000. The operating general partner has indicated an intention to refinance the debt and take out sufficient capital in order to make the necessary repairs. As there is a lockout period on the prepayment of the debt, the operating general partner is in negotiations with the lender to allow for early prepayment. To help expedite the negotiations, the operating general partner has not made the December or January mortgage payments, hoping to work out the issue and reduce the pre-payment penalty. The investment general partner is awaiting a response from the lender and will coordinate with the operating general partner to explore all disposition options. The property operated below breakeven in 2008 with 91% average occupancy. As of December 2009, occupancy was 82% and operations returned to above breakeven status. The Operating Partnership's 15-year low income housing tax credit compliance period expired on December 31, 2007. The investment general partner will continue to explore various disposition opportunities consistent with the investment objectives of the investment partnership.

In October 2009, the investment general partner transferred its interest in Derby Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,049,178 and cash proceeds to the investment limited partner of $720,000. Of the total proceeds received, $7,600 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $712,400 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $712,400 as of December 31, 2009.

Colorado City Seniors (Colorado City Seniors Apartments) Ltd is a 24-unit elderly development located in Colorado City, Texas. Occupancy averaged 93% in 2009 and was 96% occupied as of December 31, 2009. Despite strong occupancy, the property operated below breakeven for the year. This can be attributed to an increase in maintenance costs of approximately $12,000. According to the operating general partner, the increase in maintenance expenses is due to several large windstorms over the course of the year. In 2010, the operating general partner expects operating expenses to decline and overall operations to improve back above breakeven status. All real estate tax, mortgage, and insurance payments are current.

Hughes Springs Seniors (Hughes Springs Seniors Apartments) is a 32-unit elderly development located in Hughes Springs, TX. The property performed well in 2008 with average occupancy of 93%. Average occupancy for 2009 is 91% and as of December 31, 2009, the property was 94% occupied. Despite this, the property operated below breakeven for the year. The below breakeven performance is due to an increase in operating expenses. According to the operating general partner, there was a major water leak on site in addition to tree removal and sinkhole repair costs. In 2010, the operating general partner expects operating expenses to decline and overall operations to improve back above breakeven status. The Operating Partnership's 15-year low income housing tax credit compliance period expired on December 31, 2005. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2009, the investment general partner transferred its interest in Amherst Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,509,804 and cash proceeds to the investment limited partner of $50,000. Of the total proceeds received, $500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $39,500 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $39,500 as of December 31, 2009.

In December 2009, the investment general partner transferred its interest in Four Oaks Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $855,453 and cash proceeds to the investment limited partner of $93,940. Of the total proceeds received, $5,075 represents reporting fees due to an affiliate of the investment partnership; $10,050 represents a credit recovery loan due to the investment limited partner and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $81,365 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $81,365 as of December 31, 2009.

In December 2009, the investment general partner transferred its interest in Hillmont Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,720 and cash proceeds to the investment limited partner of $93,989. Of the total proceeds received, $4,380 represents reporting fees due to an affiliate of the investment partnership; $11,352 represents a credit recovery loan due to the investment limited partner and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $82,109 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $82,109 as of December 31, 2009.

In December 2009, the investment general partner transferred its interest in Oakland Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $816,708 and cash proceeds to the investment limited partner of $118,126. Of the total proceeds received, $1,062 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $109,564 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $109,564 as of December 31, 2009.

In December 2009 the investment general partner transferred its interest in Stanardsville Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $559,928 and cash proceeds to the investment limited partner of $17,000. Of the total proceeds received, $6,795 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $2,705 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $2,705 as of December 31, 2009.

In December 2009, the operating general partner of Village Terrace Limited Partnership entered into an agreement to sell the property and the transaction closed on January 8, 2010. The sales price of the property was $1,185,000, which includes the outstanding mortgage balance of approximately $568,565 and cash proceeds to the investment partnership of $334,852. Of the total proceeds received, $112,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $207,852 will be returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, will be recorded in the amount of $207,852 as of March 31, 2010.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In February 2007, the FASB issued GAAP for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In June 2006, GAAP for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued. This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because the Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes, this guidance does not currently have any impact on the Partnership's financial statements.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund II L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

Recent Accounting Changes - continued

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund II L.P. as of and for the interim period ended June 30, 2009, and has no material impact on the Partnership's financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Partnership's financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 16, 2010	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.