Form 10-K
period 2010-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2010-06-29
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010 or

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

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2010

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective October 25, 1989 in connection with a public offering (“Offering”) in Series 7, 9 through 12, and 14.  The Partnership raised $186,337,517 representing a total of 18,678,688 BACs. The Partnership completed sales of BACs in all Series on January 27, 1992.

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

As of March 31, 2010, the Partnership had invested in a total of 136 Operating Partnerships; 0 Operating Partnerships on behalf of Series 7, 24 Operating Partnerships on behalf of Series 9, 16 Operating Partnerships on behalf of Series 10, 17 Operating Partnerships on behalf of Series 11, 26 Operating Partnerships on behalf of Series 12, and 53 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Plan of Liquidation

On March 3, 2010, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  Pursuant to the Plan, the General Partner would be able to, without further action by the BAC holders:

•                  Liquidate the assets and wind up the business of the Partnership;

•                  make liquidating distributions in cancellation of the BACs;

•                  dissolve the Partnership after the sale of all of the Partnership’s assets; and

•                  take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

The adoption of the Plan is subject to the approval of the Plan by a majority of the BAC holders.  For a more complete discussion of the Plan, see the Partnership’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 3, 2010.

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

Item 1B.        Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the 136 Operating Partnerships in 6 series identified in the table set forth below.  In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2010

All properties in Series 7 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Azalea Village Apartments	Crawford, GA	24	$613,824	5/90	5/90	100%	$143,206

Big Lake Seniors	Big Lake, TX	20	528,699	4/94	6/95	100%	145,660

Blanco Senior Apt.	Blanco, TX	20	494,712	12/93	9/94	100%	98,561

Cotton Mill Apartments	Stuart, VA	40	1,390,323	10/92	7/93	100%	271,351

Fawn River Apartments	Sturgis, MI	100	3,544,293	10/90	10/90	100%	971,446

Fountain Green Apartments	Crestview, FL	24	678,300	6/90	5/90	100%	164,534

Garden Lake Apartments	Immokalee, FL	65	2,104,165	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	538,272	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,431,313	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,430,358	6/90	8/90	100%	276,203

Grifton Manor Apts.	Grifton, NC	40	1,162,826	9/93	2/94	100%	261,645

Hill St. Commons	South Paris, ME	25	1,418,281	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,331,350	3/90	6/90	100%	313,200

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Le Grand Apts.	Le Grand, CA	34	$1,649,804	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,418,231	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,415,338	5/90	3/90	100%	321,908

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,558,876	9/90	10/90	100%	1,116,284

Pine Ridge Place	Polkton, NC	16	602,426	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	584,620	12/93	7/93	100%	144,839

Quail Hollow II	Raleigh, NC	36	2,289,711	7/90	9/90	100%	313,521

Raitt Street Apts.	Santa Ana, CA	6	840,616	5/93	8/93	100%	416,200

Tappahannock Greens Apts.	Tappahannock, VA	40	1,436,735	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,421,130	9/90	11/90	100%	300,033

Village Oaks Apartments II	Live Oak, FL	24	698,769	6/90	2/90	100%	164,291

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Athens Park Apartments	Athens, AL	48	$1,288,346	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	703,779	8/89	11/90	100%	168,234

Brentwood Apartments	Eunice, LA	32	915,220	11/90	10/90	100%	205,470

Candlewick Place	Monroeville, AL	40	1,195,327	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	738,515	5/93	5/93	100%	180,800

Lambert Square Apt.	Lambert, MS	32	933,018	11/92	12/92	100%	192,347

Maidu Village	Roseville, CA	81	1,371,202	3/91	12/91	100%	470,000

Meadowbrook Lane Apartments	Americus, GA	50	1,409,197	9/90	3/90	100%	336,264

Pecan Village Apartments	Ellaville, GA	30	750,187	7/90	2/90	100%	221,856

Pine Grove Apts.	Ackerman, MS	24	454,815	9/93	6/94	100%	169,926

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Pinetree Manor Apts.	Centreville, MS	32	$938,116	11/92	1/93	100%	$191,500

Rosewood Village Apartments	Willacoochee, GA	24	621,126	7/90	7/90	100%	147,480

Stratford Square Apartments	Brundidge, AL	24	721,223	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,409,673	11/92	3/93	100%	246,230

Washington Heights Apartments, IV	Bismarck, ND	24	763,267	11/90	7/90	100%	381,010

Woodside Apartments	Lisbon, ME	28	1,420,497	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Buckeye Senior Apartments	Buckeye, AZ	41	$1,281,047	12/90	8/90	100%	$311,480

Cambridge Manor Apartments	Macon, MS	47	1,529,543	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	915,001	12/90	1/91	100%	205,750

Crestwood Apartments	St. Cloud, FL	216	2,936,140	1/91	6/91	100%	5,636,484

Elmwood Manor Apartments	Eutaw, AL	47	1,553,119	5/93	12/93	100%	333,440

Farmerville Square Apts.	Farmerville, LA	32	931,127	1/91	4/91	100%	212,280

Holley Grove	Holley, NY	24	879,252	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,407,601	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	888,250	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Lakewood Village Apartments	Lake Providence, LA	32	$911,651	1/91	5/91	100%	$223,827

Maidu Village	Roseville, CA	81	1,371,202	3/91	12/91	100%	530,000

Oatka Meadows	Warsaw, NY	24	879,812	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,179,823	12/90	12/90	100%	522,999

South Fork Heights	South Fork, CO	48	1,458,862	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	749,615	12/90	9/90	100%	206,888

Washington Manor Apartments	Washington, LA	32	917,554	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,308,155	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Bowman Village Apartments	Bowman, GA	24	$638,552	6/91	10/91	100%	$139,879

Briarwick Apartments	Nicholasville, KY	40	1,123,686	4/91	4/91	100%	323,941

Bridgerun Townhomes	Cannon Falls, MN	18	478,845	6/91	7/91	100%	458,800

Carson Village Apartments	Wrightsville, GA	24	624,248	10/91	6/92	100%	161,452

Corcoran Garden Apartments	Corcoran, CA	38	1,843,236	2/91	11/90	100%	432,438

Crescent City Senior Apartments	Crescent City, CA	38	2,043,858	3/91	3/91	100%	474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,289,616	6/91	6/91	100%	364,515

Fox Run Apartments	Jesup, GA	24	500,564	12/91	7/92	100%	150,033

Hamilton Village Apartments	Preston, GA	20	544,458	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,351,431	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,407,601	2/91	4/91	100%	778,688

Lakeridge Apartments	Eufala, AL	30	878,125	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	633,105	10/91	5/92	100%	149,058

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Los Caballos II Apts.	Hatch, NM	24	$—	7/91	8/91	100%	$164,740

Melville Plaza Apartments	Melville, LA	32	852,749	7/91	10/91	100%	178,564

Oakleigh Apartments	Abbeville, LA	32	873,664	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	857,769	8/91	1/92	100%	180,819

Prairie West Apts. III	West Fargo, ND	24	681,622	3/91	3/91	100%	360,698

Ridgeway Court III Apartments	Bemidji, MN	24	982,951	4/91	1/91	100%	180,186

Rockmoor Apartments	Banner Elk, NC	12	538,709	5/91	3/91	100%	95,818

Turner Lane Apartments	Ashburn, GA	24	691,722	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	495,659	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	509,660	3/91	3/91	100%	96,868

Woodcrest Manor Apartments	Woodville, MS	24	678,841	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	969,494	10/91	4/92	100%	229,601

Yorkshire Townhome Apts.	Fort Smith, AR	50	558,506	9/93	8/94	100%	874,069

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Ada Village Apts.	Ada, OK	44	$944,252	1/93	11/93	100%	$158,976

Blanchard Senior Apts. II	Blanchard, LA	24	570,839	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	201,837	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,096,636	7/91	9/91	100%	237,873

The Bridge Building	New York, NY	15	—	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	694,545	7/91	11/90	100%	160,600

Carriage Run Apartments	Emporia, VA	40	1,222,582	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,208,419	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,352,220	10/91	1/92	100%	326,310

College Green	Chili, NY	110	3,629,202	3/95	8/95	100%	755,771

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Colorado City Seniors Apartments	Colorado City, TX	24	$520,532	10/91	10/91	100%	$98,721

Cottonwood Apts. II	Cottonport LA	24	628,233	10/91	7/91	100%	152,664

Countryside Manor	Fulton, MS	24	641,103	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,072,816	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	831,392	7/92	1/93	100%	186,000

Duncan Village Apts.	Duncan, OK	48	1,022,356	1/93	11/93	100%	172,005

Edison Village Apartments	Edison, GA	42	1,136,539	7/91	2/92	100%	274,144

Fairground Place Apts.	Bedford, KY	19	665,676	3/95	8/95	100%	176,963

Franklin Vista III Apts.	Anthony, NM	28	887,944	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,381,226	1/92	6/91	100%	226,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Greenleaf Apartments	Bowdoinham, ME	21	$1,080,534	11/91	8/92	100%	$295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	755,740	10/91	8/91	100%	183,674

Hessmer Village Apartments	Hessmer, LA	32	868,212	12/91	4/92	100%	186,503

Jarratt Village Apartments	Jarratt, VA	24	791,343	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	139,805	1/93	12/93	100%	24,365

La Gema del Barrio Apts.	Santa Ana, CA	6	593,772	6/92	8/92	100%	458,000

Lafayettee Gardens Apartments	Scott, LA	56	928,072	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,915,024	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,376,301	1/92	6/92	100%	1,018,808

Lana Lu Apartments	Lonaconing, MD	30	1,421,208	12/91	9/92	100%	303,261

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Lexington Village Apts.	Lexington, OK	8	$191,731	1/93	11/93	100%	$32,178

Maidu Village	Roseville, CA	81	1,371,202	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	955,102	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	199,079	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,090,648	12/91	12/91	100%	432,320

Nevada City Senior Apartments	Grass Valley, CA	60	3,402,959	1/92	10/92	100%	$839,300

Newellton Place Apartments	Newellton, LA	32	875,112	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,419,206	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,245,267	1/92	1/92	100%	308,578

Pineridge Apartments	McComb, MS	32	972,401	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	914,435	10/91	3/92	100%	199,311

Prague Village Apts.	Prague, OK	8	107,508	1/93	3/93	100%	21,373

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10

Rainier Manor Apartments	Mt. Rainier, MD	104	$3,327,583	3/92	1/93	100%	$1,190,350

Rosewood Manor Apartments	Ellenton, FL	43	1,381,363	12/91	11/91	100%	302,250

Snow Hill Ridge Apartments	Raleigh, NC	32	1,089,202	10/91	12/91	100%	307,524

Spring Valley Apartments	Lexington Park, MD	128	4,877,942	11/91	12/92	100%	2,877,811

Titusville Apartments	Titusville, PA	30	1,184,446	12/91	1/92	100%	280,829

Valley Ridge Senior Apartments	Central Valley, CA	38	1,742,445	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,260,269	1/92	6/92	100%	287,736

Washington Court	Abingdon, VA	39	1,060,487	7/91	8/91	100%	295,250

Wesley Village Apartments	Martinsburg, WV	36	1,250,499	10/91	6/92	100%	266,253

Westside Apartments	Louisville, MS	33	682,935	3/92	1/92	100%	191,014

Wynnewood Village Apts.	Wynnewood, OK	16	406,222	1/93	11/93	100%	67,443

Item 3.                       Legal Proceedings

None.

Item 4.                       (Removed and Reserved)

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

As of March 31, 2010, the Partnership has 10,549 registered BAC holders for an aggregate of 18,678,688 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series. Series 7 consists of 734 investors holding 1,036,100 BACs, Series 9 consists of 1,999 investors holding 4,178,029 BACs, Series 10 consists of 1,491 investors holding 2,428,925 BACs, Series 11 consists of 1,260 investors holding 2,489,599 BACs, Series 12 consists of 1,773 investors holding 2,972,795 BACs, and Series 14 consists of 3,292 investors holding 5,573,240 BACs at March 31, 2010.

(c)	Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2010.

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

During the year ended March 31, 2010, the Partnership made no distributions to the limited partners for proceeds from the sale of Operating Partnerships.

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

Liquidity

The Partnership’s primary source of funds was the proceeds of the Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2010 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership’s working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2010 the Partnership accrued $1,119,566 and paid $3,030,000 in annual partnership management fees. As of March 31, 2010 the accrued partnership management fees totaled $21,611,037.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Affiliates of the general partner have advanced $153,188 to the Partnership to pay certain third party operating expenses and to fund advances to Operating Partnerships.  The allocation of the total advanced through March 31, 2010, to one of the six series is as follows:  $153,188 to Series 12.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership’s interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership’s working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.

Capital Resources
The Partnership offered BACs in the Offering declared effective by the Securities and Exchange Commission on October 25, 1989.  The Partnership received and accepted subscriptions for $186,337,517 representing 18,678,688 BACs from investors admitted as BAC holders in Series 7, 9 through 12 and 14 of the Partnership.

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

As of March 31, 2010, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, all 15 of the properties had been disposed of. Cash and Cash Equivalents for Series 7 at March 31, 2010, represented $0 in working capital.

(Series 9).  The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2010, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, 31 of the properties had been disposed of and 24 remain.  Cash and Cash Equivalents for Series 9 at March 31, 2010, represented $115,148 in working capital.

(Series 10).  The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2010, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, 29 of the properties had been disposed of and 16 remain.  Cash and Cash Equivalents for Series 10 at March 31, 2010, represented $186,720 in working capital.

(Series 11).  The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2010, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2010, 23 of the properties had been disposed of and 17 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships.  Cash and Cash Equivalents for Series 11 at March 31, 2010, represented $603,898 in working capital.

(Series 12).  The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2010, the Partnership did not use any of Series 12’s net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  As of March 31, 2010, 27 of the properties had been disposed of and 26 remain.  The Partnership has completed payment of all installments of its capital contributions to 25 of the 26 remaining Operating Partnerships.  At March 31, 2010, working capital of $111,616 consists of cash and cash equivalents less capital contributions payable.

(Series 14).  The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,573,240 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2010, the Partnership did not use any of Series 14’s net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2010 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328.  As of March 31, 2010, 48 of the properties had been disposed of and 53 remain.  The Partnership has completed payment of all installments of its capital contributions to 43 of the remaining 53 Operating Partnerships.  At March 31, 2010, working capital of $230,851 consists of cash and cash equivalents less capital contributions payable.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2010 and 2009 was $793,585 and $943,338, respectively.  The Partnership’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership’s investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7).  The series did not have any properties at March 31, 2010.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $(28,441) and $482,559, respectively, in passive tax income(losses) that was passed through to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 7 was $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010, and 2009, the net income(loss) for series 7 was $(17,915) and $26,922, respectively.  The major components of these amounts are the Partnership’s share of income from Operating Partnership and the professional fees.

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

(Series 9).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 24 properties as of March 31, 2010, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $525,915 and $2,363,352, respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2010 and 2009, the Investments in Operating Partnerships for Series 9 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010, and 2009, the net income(loss) for series 9 was $(237,687) and $133,887, respectively. The major components of these amounts are the Partnership’s share of income from Operating Partnership and the partnership management fee.

Sunshine Apartments (Telluride Apartments) is a 50 unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the units being condemned. The decline in occupancy continued through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in repairs to put the down units back on-line. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. Through the first quarter 2010 the property is continuing to operate with low occupancy and as a result unable to breakeven. As of March 2010, the property was 50% occupied. The investment general partner is continuing to work with management to maximize operating cash flow.  The 15-year low income housing tax credit compliance period expired on December 31, 2004.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  The mortgage, real estate tax and insurance payments are all current.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Through the fourth quarter of 2009, average physical occupancy remained strong at 100% but the property was still not able to breakeven. Through first quarter 2010 the property was 97% occupied. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents.  The operating general partner continues to fund the Operating Partnership as needed.  The mortgage, insurance and payables are current. The low income housing tax credit compliance period for this Operating Partnership expired on December 31, 2005.

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

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL.  Audited financials confirmed above breakeven operations in both 2007 and 2008 with strong occupancy.  Occupancy declined to an average of 84% through the first three quarters of 2009, but rebounded to 100% by year-end. Occupancy in the first quarter of 2010 remained strong at 94%. The property continues to operate above breakeven.  All insurance, real estate taxes, and mortgage payments are current.  Tax credit delivery ended in 2002 and the low income housing tax credit compliance period expired in 2007.

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

Big Lake Seniors Apartments (Big Lake Seniors) is a 20 unit elderly development located in Big Lake, TX.  The property performed well in 2008 with average occupancy of 99%.  In 2009, occupany averaged 90% and the property operated above breakeven.  In 2009, there was a substantial increase in maintenance costs due to several floors being replaced. The operating general partner requested and received funds from the replacement reserve account to help off-set these costs. Through the first quarter of 2010, average occupancy is 93% and the property continues to operate above breakeven.  The low income housing tax credit compliance period expired at year end 2009.

(Series 10).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2010, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $158,030 and $607,368, respectively, in passive tax income(losses) that was passed through to the investors.

As of March 31, 2010 and 2009, the Investments in Operating Partnerships for Series 10 were $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010, and 2009, the net income(loss) for series 10 was $808,598 and $(184,522), respectively.  The major components of these amounts are the Partnership’s share of income from Operating Partnership, impairment losses, and the partnership management fee.

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

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA.  The property operated below breakeven in 2009.  Occupancy averaged 85% for the year; however, it has increased to 88% as of March 2010. As a result of poor operations, the accounts payable balance continues to be an issue. The investment general partner will continue to prompt the operating general partner to fund the payables as needed.  The 15-year low income housing tax credit compliance period expired in 2004 with respect to Meadowbrook Properties II.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 11).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at March 31, 2010, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $(275,277) and $748,621, respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 11 was $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010, and 2009, the net income(loss) for series 11 was $699,882 and $(984,245), respectively.  The major components of these amounts are the Partnership’s share of income from Operating Partnership, impairment losses, and the partnership management fee.

In April 2008, the investment general partner of Aspen Square Limited Partnership approved an agreement to sell the property and the transaction closed on March 24, 2010. The sales price for the property was $2,160,915, which includes the outstanding mortgage balance of approximately $1,759,906 and cash proceeds to the investment limited partners of $398,848.  Of the total proceeds received, $5,764 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $378,084 were returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $378,084 as of March 31, 2010.

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

In December 2009, the operating general partner of Coronado Housing entered into an agreement to sell the property and the transaction closed on February 10, 2010.  The sales price of the property was $760,000, which includes the outstanding mortgage balance of approximately $0 and cash proceeds to the investment partnership of $468,251.  Of the total proceeds received, $15,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $438,251 were returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $438,251 as of March 31, 2010.

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit family property financed by Rural Development.  The property has historically suffered from low occupancy and high turnover.  Due to its location in a small tourist town in the mountains, there are minimal employment opportunities.  However, in 2008, the development of a golf course, single family homes and condos at a nearby ski resort began to positively impact the area and property.  In 2009 occupancy increased throughout the year and averaged 91%.  The property operated above breakeven in 2009.  In 2010, the occupancy for the first quarter 2010 decreased, averaging 83%.  A new management company was hired in November 2009 and implemented stricter tenant selection criteria and began evictions for non-payment of rent. Management is hopeful that the occupancy will increase throughout the year.  The tax, insurance, and mortgage payments are all current.  The property delivered tax credits from 1991 through 2001.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.

In November 2008, the investment general partner of South Fork Heights, Limited approved an agreement to sell the property and the transaction was anticipated to close in April 2010; however, the buyer was unable to consummate the sale and the agreement has expired.

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

In February 2010, the operating general partner of Crestwood RRH, Limited approved an agreement to sell the property and the transaction is scheduled to close in December 2010.  The anticipated sales price for the property is $5,070,000, which includes the outstanding mortgage balance of approximately $2,763,835 and cash proceeds to the investment partnership of $1,468,855.  Of the total proceeds estimated to be received, $90,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is expected that $22,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $1,356,355 are anticipated to be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 12).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2010, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $(474,810) and $689,105, respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2010 and 2009, the Investments in Operating Partnerships for Series 12 was $0. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010, and 2009, the net income(loss) for series 12 was $(174,134) and $432,175, respectively.  The major components of these amounts are the Fund’s share of income from Operating Partnership, impairment losses, and the fund management fee.

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

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. The property had suffered from low occupancy through 2006 but began rebounding in early 2007 with a reissuance of Section 8 vouchers and aggressive marketing.  The 2009 audited financial statement confirms operations remain well above breakeven and occupancy was 100% for the first quarter of 2010.  The operating general partner’s guarantee expired in 2001; however, they have continued to fund deficits as needed.  All insurance, real estate tax and mortgage payments are current.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Fort Smith Housing Associates (Yorkshire Townhomes) is a 50-unit property located in Fort Smith, AR.  The property has historically dealt with low occupancy, high operating expenses and an inconsistent management presence.

The management company has been replaced twice and turnover at the site manager position has been problematic. In January 2009, a full time site manager was hired but, by that time, the property had seen an increase in crime and the quality of the tenant profile had declined.  In an effort to gain better control over the site, management moved a police officer into the manager’s unit. As a result, incidents at the property have been minimal and problematic tenants have either been evicted or moved out on their own accord. That combination has increased vacancy but the goal is to fill vacant units with stronger tenants. The permanent mortgage matured in February 2009 and was extended for a period of 6 months. The extension matured in September 2009 and was subsequently extended for another 12 months. At the end of the first quarter of 2010, occupancy was 64% with below breakeven operations. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Fort Smith Housing Associates.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  The mortgage, real estate tax and insurance payments are all current.

Prairie West Apts LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota.  In 2009, average occupancy was 92% and the property continued to operate below breakeven due to high operating expenses.  The high operating expenses were mainly maintenance expenses due to increased turnover costs as well as required building maintenance for the aging property.  Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history.  As a result, the property was negatively affected by unique cultural concerns.  At year-end 2008, management discontinued providing housing for LSS referrals without an established rental and credit history.  In addition, leases of problematic tenants were not renewed in an effort to re-tenant the property and improve the community perception.  As of March 31, 2010, occupancy was 96% and the property was operating above breakeven.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The low income housing tax credit compliance period expired in 2005.  The investment general partner has been in discussions regarding potential disposition options.  The investment general partner will continue monitoring operations as well as continue to explore disposition options.  The mortgage, trade payables, property taxes, and insurance are current.

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

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY.  In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%.  In 2009, the property operated below breakeven and had a cash flow deficit of ($45,653) with required replacement reserves. The reason for the cash flow deficit is mainly a result of very low occupancy which averaged 76% for the year (a significant improvement from 2008). Management continues to update units as vacancies occur and funds are available.  Low occupancy has plagued this Operating Partnership for several years.  This is the result of the property’s advanced age, which has made it non-competitive in the local rental market.  According to the operating general partner, management continues to advertise in local newspapers and offer concessions in order to attract residents.  However, management continues to lose residents to newer developments offering more space and superior amenity packages.  Rents at the property are comparable to other properties in the area.  The mortgage, real estate tax and insurance payments are current.  The operating general partner’s obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

The property was sold on December 15, 2009 without the approval or knowledge of the investment general partner.  The debt, land, rental assistance and insurance proceeds were all sold to a new entity that is re-syndicating the property at another location.  The investment general partner is in the process of resolving the outstanding legal issues with the operating general partner.

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

In January 2009, the investment general partner of RPI LP #22 approved an agreement to sell the property and the transaction was anticipated to close in April 2010 but the closing was extended to July 2010.  The anticipated sales price for the property is $1,250,000, which includes the outstanding mortgage balance of approximately $559,772 and cash proceeds to the investment limited partners of $335,364.  Of the total proceeds anticipated to be received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $318,864 are anticipated to be returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

(Series 14).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%, respectively.  The series had a total of 53 properties at March 31, 2010, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,137,043 and $(71,839), respectively, in passive tax income(losses) that were passed through to the investors.

As of March 31, 2010 and 2009, the Investments in Operating Partnerships for Series 14 was $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income(loss) for series 14 was $1,211,018 and ($114,824), respectively.  The major components of these amounts are the Fund’s share of income from Operating Partnership, impairment losses, and the fund management fee.

Beckwood Manor Six (Cedar View Apartments) is a 32-unit senior complex located in Brinkley, Arkansas.  The Operating Partnership receives the majority of its rental income from a Section 521 rental assistance agreement with Rural Development for 26 units.  As a senior property, nearly all residents receive only social security income.  Occupancy in 2009 averaged 83%, dropping to 80% in the first quarter of 2010.  The issue lies in renting the six units without rental assistance. Rents have been reduced in these units and management is aggressively working on increasing occupancy. Weekly ads are being run in local and surrounding area newspapers, and fliers have been distributed across town.  Management plans to distribute fliers in neighboring towns in hopes of attracting more prospects.  In 2009, the property operated below breakeven due to high operating expenses. These included high advertising costs due to vacancies, an increase in property taxes, utility increases including water and sewer rate increases, and training expenses for additional staff.  The first quarter of 2010 financials indicate reduced administration, maintenance, and utility expenses in comparison to the prior year audit and current budget.  Operations appear to have improved, and the property is operating slightly above breakeven taking real estate taxes, property insurance, mortgage payments, and reserve deposits into consideration.  All mortgage payments and payables are current.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana.  In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively due to damages sustained during Hurricane Gustav.  There was roof damage on all four buildings as well as interior damage to approximately fifteen units.  In addition, the office and laundry room experienced some flooding.  An insurance claim was submitted and proceeds of $414,250 were received.  In addition, a total of $18,000 has been received for lost rents.  All repairs were completed as of August 2009 at which time all units were back on line. Occupancy averaged 29% in 2009 and the property operated below breakeven.  As of April 20, 2010, the property is 58% occupied.  According to the operating general partner, low vacancy is due to the poor local economy, and a lack of jobs and qualified applicants.  A site visit was conducted in March 2010 which confirmed that the low occupancy is in fact a market issue as there is little to no industry/commerce in the area.  The operating general partner maintains that they are working closely with the on-site manager to market the property to the best of their ability.  They are reaching out to local businesses, the community, and the Chamber of Commerce in an effort to increase occupancy with the use of fliers and by offering rental concessions.  Management decreased rent in the first quarter in an effort to increase occupancy.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership. The investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II — Series 14, Boston Capital Tax Credit Fund III — Series 17 and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds received by Series

14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners’ investment in the Operating Partnership in accordance with the equity method of accounting.   In April 2010, the investment limited partner transferred 49% of its interest for $262,209.  Of the proceeds received, $5,200, $1,600 and $13,200 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer.  The remaining proceeds of $62,974, $19,377 and $159,858, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively.  The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.  The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Rosewood Manor, Limited (Rosewood Manor Apartments) is a 43-unit apartment complex located in Ellenton, Florida.  Improved occupancy allowed the property to operate above breakeven in 2009.  In the first quarter of 2010 the property continued to operate above breakeven.  As of March 31, 2010 the property was 98% occupied.  To maintain high occupancy, the site manager is continuing to deliver fliers and brochures to all of the local restaurants, shopping malls and housing agencies on a weekly basis. Management was able to increase their project based rental assistance units from 10 to 19, which should further help to maintain strong occupancy. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Rosewood Manor, Limited.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Wynnewood Village Apartments, Ltd. (Wynnewood Village Apartments) is a 16-unit family property located in Wynnewood, OK.  Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. Consequently, Wynnewood Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven.  Requests to Rural Development for additional rental assistance have been denied.  The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals.  These efforts helped increase occupancy to 94% in December 2009; however, occupancy remains a major issue as it averaged only 84% for the year. A rent increase granted from Rural Development effective January 1, 2009 was implemented and greatly improved the property’s cash flow, but operations remained below breakeven in 2009.  Insurance costs increased 45% in 2009 due to increased insurance claims made in both 2008 and 2009.  The operating general partner is negotiating lower rates with another insurance company in order to decrease premiums in 2010.  As of March 2010, the property was operating above breakeven and was 88% occupied.  The operating general partner continues to fund deficits as needed.  All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. The property operated below breakeven in 2008 due to low occupancy of 89% and insufficient rents. In 2008, the local area Rural Development had severely limited the items they would allow for use of the replacement reserve fund, forcing the property to pay for replacement items from operations. In 2009, marketing efforts were increased and occupancy improved to 94%.  Management also successfully gained approval from Rural Development for a significant amount of reserve withdrawals, allowing the property to generate cash flow per the 2009 audit.  Rural Development approved a $25-$30 rent increase on all units effective January 1, 2010 that is projected to further improve the property’s cash flow.  However, occupancy has decreased to 86% as of March 2010, and the property is operating below breakeven through the first quarter of 2010.  The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

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

McComb Family LP (Pine Ridge Apartments) is a 32-unit development located in McComb, Mississippi.  This property is located in a remote location.  In 2008, occupancy improved to average 92% for the year and operations improved to above breakeven status.  In 2009, occupancy continues to improve, averaging 95% for the year, with operations above breakeven status.  The property’s cash situation has improved as a result of increased occupancy and rental assistance which was awarded, and made effective in September 2008. In addition, the lender has granted the property a workout plan; specifically, a temporary deferment of the monthly debt service so that necessary improvements can be made. The operating general partner continues to fund deficits as needed in accordance with the operating deficit guarantee, which is unlimited in time and amount. All real estate tax, insurance and mortgage payments are current.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jarratt Limited Partnership (Jarratt Village Apartments) is a 24-unit complex located in Jarratt, Virginia.  Occupancy continued to improve throughout 2008 and 2009, averaging 96% in both years, with above breakeven operations.  As of March 31, 2010, the property was fully occupied and operations remain above breakeven.  The operating general partner continues to fund deficits as needed, despite an expired guarantee. The mortgage, taxes, and insurance are current.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Jarratt Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Duncan Village Apartments Limited, LP (Duncan Village Apartments) is a 48-unit family property located in Duncan, OK. Occupancy was 96% as of December

2009 and averaged 95% for the year. Despite strong occupancy, operations were projected to be below breakeven for the year due to fencing and concrete repairs totaling $12,711 and $4,950, respectively. The operating general partner informed the investment limited partner that those costs had not been reimbursed from the replacement reserve account due to Rural Development restrictions.  The 2009 audit confirmed that withdrawals had indeed been made for those items, and as a result, the property operated above breakeven for the year.  Rural Development approved a $25 rent increase on all units effective January 1, 2010 that is projected to maintain above breakeven operations in 2010.  The property was 94% occupied as of March 31, 2010. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. Occupancy was 100% as of December 2009 and averaged 94% for the year. Despite strong occupancy, operations were below breakeven for the year due to increased replacements and insurance costs. The majority of replacement costs have not been reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance costs increased 45% in 2009 due to increased insurance claims made in both 2008 and 2009.  The operating general partner is negotiating lower rates with another insurance company in order to decrease premiums in 2010.  Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that is projected to bring operations back above breakeven in 2010.  The property operated above breakeven and was fully occupied as of March 31, 2010. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

Scott Partners, LP (Lafayette Gardens) is a 56-unit apartment complex located in Scott, Louisiana. In 2009, the property operated below breakeven due to a decrease in occupancy and an increase in operating expenses.  The property manager increased occupancy to 94% by the end of December 2009.  During the first quarter of 2010, low occupancy, high bad debt, and high maintenance expenses continued and as a result the property operated below breakeven.  Management focused on collection efforts and worked diligently to reduce bad debt.  As a result, by the end of the first quarter, bad debt was no longer an issue.  Occupancy ended the first quarter at 89%.  According to management, traffic to the site remained consistent during the first quarter.  However, most of the prospective residents did not meet the income requirements of the property.  Management maintains its marketing and outreach efforts and occupancy increased to the mid-90s subsequent to the first quarter.  The increase in maintenance expenses is the result of turnover costs incurred to make units rent ready.  The operating deficit guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.  On December 31, 2005 the Low Income Housing Tax Credit compliance period ended.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In February 2010, the operating general partner of Rainer Manor Associates LP approved an agreement to sell the property and the transaction is scheduled to close in July 2010.  The anticipated sales price for the property is $3,300,000, which includes the outstanding mortgage balance of approximately $3,293,443 and cash proceeds to the investment partnerships of $0.  There are no proceeds from the sale anticipated to be returned to cash reserves held by Series 14 and Series 15, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Colorado City Seniors (Colorado City Seniors Apartments) Ltd is a 24-unit elderly development located in Colorado City, Texas.  Occupancy averaged 93% in 2009 and the property operated above breakeven for the year. There was a large increase in maintenance costs of approximately $12,000 in 2009 due to several windstorms over the course of the year.  Over the first quarter of 2010, operating expenses have corrected back to historic levels and the property continues to operate above breakeven.  All real estate tax, mortgage, and insurance payments are current.

Hughes Springs Seniors (Hughes Springs Seniors Apartments) is a 32-unit elderly development located in Hughes Springs, TX.  The property performed well in 2008 with average occupancy of 93%.  Average occupancy for 2009 was 90% and the property operated below breakeven for the year.  The below breakeven performance was due to an increase in operating expenses, specifically maintenance.  According to the operating general partner, there was a major water leak on site in addition to tree removal and sinkhole repair costs.  In 2010, occupancy has averaged 91% through the first quarter and the property is now operating above breakeven.  Expenses have corrected back to normal levels.  The Operating Partnership’s 15-year low income housing tax credit compliance period expired on December 31, 2005.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2009, the investment general partner transferred its interest in Amherst Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,509,804 and cash proceeds to the investment limited partner of $50,000.  Of the total proceeds received, $500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $39,500 will be returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $39,500 as of December 31, 2009.

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

In December 2009, the operating general partner of Village Terrace Limited Partnership entered into an agreement to sell the property and the transaction closed on January 8, 2010.  The sales price of the property was $1,185,000, which includes the outstanding mortgage balance of approximately $568,565 and cash proceeds to the investment partnership of $334,852.  Of the total proceeds received, $112,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $207,852 was returned to cash reserves held by Series 14.  In February 2010, additional sale proceeds of $3,056 were received and returned to the cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $210,908 as of March 31, 2010.

Topsham Housing Associates (Greenleaf Apartments) is a 21 unit apartment complex located in Bowdoinham, ME.  In 2009, the property operated above breakeven. However, the Operating Partnership was flagged with a going concern opinion as a result of a tax lien filed by the county for delinquent taxes.  The operating general partner has advised that the delinquent taxes will be paid in the second quarter and the tax lien will be cleared.  The investment general partner will continue discussions with the operating general partner to monitor this issue.  Through the first quarter of 2010, the property continued to operate above breakeven.  As of March 31, 2010 the property was 90% occupied. The property is current on mortgage and insurance.

Wesley Village Associates is a 36-unit apartment complex located in Martinsburg, West Virginia.  In 2009, the property operated below breakeven due to increased administrative and maintenance expenses.  Management discovered that the maintenance personnel had indicated work was completed when it was still outstanding. As a result, in the first quarter of 2010, management inspected all units at the property and found additional units in need of extensive repair.  The property continued to operate below breakeven in the first quarter due to high deferred maintenance expenses.  In February 2010, management hired two additional maintenance staff members to correct the deficiencies.  The additional maintenance payroll expense will temporarily cause an increase to administrative expenses but management will return to normal staffing once all deferred items have been corrected. As of March 31,2010 the property was 100% occupied. The operating general partner continues to advance funds and accrue affiliated management company fees to fund operating deficits.  All taxes, insurance, and mortgage payments are current.  On December 31, 2005 the Low Income Housing Tax Credit compliance period ended.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Partnership to make various estimates and assumptions.  The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In June 2006, accounting guidance for Accounting for Uncertainty in Income Taxes, an interpretation of the accounting guidance for Accounting for Income Taxes, was issued.  This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

Recent Accounting Changes - Continued

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for American Affordable Housing II L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

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

The Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the Partnership’s internal controls and procedures over financial reporting as of March 31, 2010. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2010, the Partnership’s internal control over financial reporting was effective.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 61, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 48, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston

Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 63, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 46, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2010 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2010 was $1,119,566. The annual partnership management fee paid during the year ended March 31, 2010 was $3,030,000.  Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $74,853 for amounts charged to operations during the year ended March 31, 2010. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. During the year ended March 31, 2010, $41,453 from Series 7, $99,461 from Series 11, and $172,658 from Series 14 were paid to an affiliate of the general partner.  The remaining of $173,840 from Series 7 has been forgiven. The general partner has recorded this amount as a capital contribution.

Item 12.                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security ownership of certain beneficial owners.

As of March 31, 2010, 18,678,688 BACs had been issued.  The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

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

Item 13.                               Certain Relationships and Related Transactions and Director Independence

(a)          Transactions with related persons

The Partnership has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership.  Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2010.

(b)         Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)          Promoters and certain control persons.

Not applicable.

(d)         Independence.

The Partnership has no directors.

Item 14.                             Principal Accounting Fees and Services

Fees paid to the Partnership’s independent auditors for fiscal year 2010 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$6,816	$18,026	$14,526	$15,576	$18,376	$33,078

Audit Related Fees	—	—	250	500	—	1,000

Tax Fees	2,955	8,655	6,945	7,325	8,655	16,635

All Other Fees	—	—	—	—	—	—

Total	$9,771	$26,681	$21,721	$23,401	$27,031	$50,713

Fees paid to the Partnership’s independent auditors for fiscal year 2009 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$11,133	$23,163	$21,543	$22,083	$25,483	$47,003

Audit Related Fees	—	—	250	500	—	1,000

Tax Fees	3,936	10,965	9,599	9,818	11,382	21,097

All Other Fees	600	600	600	2,100	2,600	600

Total	$15,669	$34,728	$31,992	$34,501	$39,465	$69,700

Audit Committee

The Partnership has no Audit Committee.  All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements - Filed herein as Exhibit 13

Balance Sheets, March 31, 2010 and 2009

Statement of Operations, Years ended March 31, 2010, and 2009

Statements of Changes in Partners’ Capital, Years ended March 31, 2010, and 2009

Statements of Cash Flows, Years ended March 31, 2010, and 2009

Notes to Financial Statements, March 31, 2010, and 2009

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 29, 2010	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.
John P. Manning

June 29, 2010	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.
Marc N. Teal