Form 10-Q
period 2010-06-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2010-08-16
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30,2010

Balance Sheets 4

Balance Sheets Series 07 5

Balance Sheets Series 09 6

Balance Sheets Series 10 7

Balance Sheets Series 11 8

Balance Sheets Series 12 9

Balance Sheets Series 14 10

Statements of Operations three months 11

Statements of Operations Series 07 12

Statements of Operations Series 09 13

Statements of Operations Series 10 14

Statements of Operations Series 11 15

Statements of Operations Series 12 16

Statements of Operations Series 14 17

statementS OF Changes in Partners' Capital (Deficit) 18

Changes in Partners' Capital (DEFICIT) Series 07 19

Changes in Partners' Capital (DEFICIT) Series 09 19

Changes in Partners' Capital (DEFICIT) Series 10 20

Changes in Partners' Capital (DEFICIT) Series 11 20

Changes in Partners' Capital (DEFICIT) Series 12 21

Changes in Partners' Capital (DEFICIT) Series 14 21

Statements of Cash Flows 22

Statements of Cash Flows Series 07 23

Statements of Cash Flows Series 09 24

Statements of Cash Flows Series 10 25

Statements of Cash Flows Series 11 26

Statements of Cash Flows Series 12 27

Statements of Cash Flows Series 14 28

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,083,375	$ 1,418,207
Other assets	3,300	5,100
	$ 1,086,675	$ 1,423,307

LIABILITIES
Accounts payable	$ 148,800	$ 136,100
Accounts payable affiliates (Note C)	21,563,207	21,764,225
Capital contributions payable (Note D)	169,974	169,974
	21,881,981	22,070,299
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(19,206,417)	(19,059,586)

General Partner	(1,588,889)	(1,587,406)
	(20,795,306)	(20,646,992)
	$ 1,086,675	$ 1,423,307

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 7

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 9

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 116,459	$ 115,148
Other assets	-	-
	$ 116,459	$ 115,148

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,437,493	6,386,247
Capital contributions payable (Note D)	-	-
	6,437,493	6,386,247

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,922,986)	(5,873,550)

General Partner	(398,048)	(397,549)

	(6,321,034)	(6,271,099)
	$ 116,459	$ 115,148

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 10

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 134,233	$ 186,720
Other assets	-	-
	$ 134,233	$ 186,720
LIABILITIES

Accounts payable	$ 30,000	$ 30,000
Accounts payable affiliates (Note C)	2,187,949	2,163,727
Capital contributions payable (Note D)	-	-
	2,217,949	2,193,727

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(1,867,966)	(1,792,024)

General Partner	(215,750)	(214,983)
	(2,083,716)	(2,007,007)
	$ 134,233	$ 186,720

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 11

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 268,659	$ 603,898
Other assets	-	-
	$ 268,659	$ 603,898

LIABILITIES
Accounts payable	$ 46,000	$ 46,000
Accounts payable affiliates (Note C)	2,128,648	2,436,423
Capital contributions payable (Note D)	-	-
	2,174,648	2,482,423

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(1,672,244)	(1,645,055)

General Partner	(233,745)	(233,470)
	(1,905,989)	(1,878,525)
	$ 268,659	$ 603,898

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 12

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 144,373	$ 120,857
Other assets	-	-
	$ 144,373	$ 120,857

LIABILITIES

Accounts payable	$ 15,000	$ 7,500
Accounts payable affiliates (Note C)	3,952,031	3,915,374
Capital contributions payable (Note D)	9,241	9,241
	3,976,272	3,932,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,542,450)	(3,522,015)

General Partner	(289,449)	(289,243)
	(3,831,899)	(3,811,258)
	$ 144,373	$ 120,857

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

BALANCE SHEETS

Series 14

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 419,651	$ 391,584
Other assets	3,300	5,100
	$ 422,951	$ 396,684

LIABILITIES

Accounts payable	$ 57,800	$ 52,600
Accounts payable affiliates (Note C)	6,857,086	6,862,454
Capital contributions payable (Note D)	160,733	160,733
	7,075,619	7,075,787

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,116,265)	(6,142,436)

General Partner	(536,403)	(536,667)
	(6,652,668)	(6,679,103)
	$ 422,951	$ 396,684

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 2,740	$ 1,063
Other income	56,823	45,298
	59,563	46,361

Share of income from Operating Partnerships(Note D)	80,138	-

Expenses

Professional Fees	3,256	39,651
Partnership management fee (Note C)	198,173	239,040
General and administrative expenses	12,038	24,758
	213,467	303,449

NET INCOME(LOSS)	$ (73,766)	$ (257,088)

Net income(loss) allocated to assignees	$ (73,028)	$ (254,517)

Net income(loss) allocated to general partner	$ (738)	$ (2,571)

Net income(loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 7

	2010	2009

Income
Interest income	$ -	$ 50
Other income	-	-
	-	50

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	-	2,077
Partnership management fee (Note C)	-	-
General and administrative expenses	-	2,026
	-	4,103

NET INCOME(LOSS)	$ -	$ (4,053)

Net income(loss) allocated to assignees	$ -	$ (4,012)

Net income(loss) allocated to general partner	$ -	$ (41)

Net income(loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 9

	2010	2009

Income
Interest income	$ 234	$ 177
Other income	-	-
	234	177

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	1,911	6,352
Partnership management fee (Note C)	45,846	56,699
General and administrative expenses	2,412	4,036
	50,169	67,087

NET INCOME(LOSS)	$ (49,935)	$ (66,910)

Net income(loss) allocated to assignees	$ (49,436)	$ (66,241)

Net income(loss) allocated to general partner	$ (499)	$ (669)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 10

	2010	2009

Income
Interest income	$ 263	$ 107
Other income	10,950	38,417
	11,213	38,524

Share of income from Operating Partnerships(Note D)	6,276	-

Expenses

Professional Fees	305	5,069
Partnership management fee (Note C)	17,364	22,093
General and administrative expenses	1,981	3,388
	19,650	30,550

NET INCOME(LOSS)	$ (2,161)	$ 7,974

Net income(loss) allocated to assignees	$ (2,139)	$ 7,894

Net income(loss) allocated to general partner	$ (22)	$ 80

Net income(loss) per BAC	$ (.00)	$ .00

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 11

	2010	2009

Income
Interest income	$ 1,112	$ 211
Other income	12,381	35
	13,493	246

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	305	6,198
Partnership management fee (Note C)	38,719	42,410
General and administrative expenses	1,933	3,375
	40,957	51,983

NET INCOME(LOSS)	$ (27,464)	$ (51,737)

Net income(loss) allocated to assignees	$ (27,189)	$ (51,220)

Net income(loss) allocated to general partner	$ (275)	$ (517)

Net income(loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 12

	2010	2009

Income
Interest income	$ 270	$ 127
Other income	1,152	-
	1,422	127

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	305	6,352
Partnership management fee (Note C)	19,582	28,202
General and administrative expenses	2,176	4,251
	22,063	38,805

NET INCOME(LOSS)	$ (20,641)	$ (38,678)

Net income(loss) allocated to assignees	$ (20,435)	$ (38,291)

Net income(loss) allocated to general partner	$ (206)	$ (387)

Net income(loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 14

	2010	2009

Income
Interest income	$ 861	$ 391
Other income	32,340	6,846
	33,201	7,237

Share of income from Operating Partnerships(Note D)	73,862	-

Expenses

Professional Fees	430	13,603
Partnership management fee (Note C)	76,662	89,636
General and administrative expenses	3,536	7,682
	80,628	110,921

NET INCOME(LOSS)	$ 26,435	$(103,684)

Net income(loss) allocated to assignees	$ 26,171	$(102,647)

Net income(loss) allocated to general partner	$ 264	$ (1,037)

Net income(loss) per BAC	$ .00	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(19,059,586)	$(1,587,406)	$(20,646,992)

Distributions	(73,803)	(745)	(74,548)

Net income(loss)	(73,028)	(738)	(73,766)

Partners' capital (deficit), June 30, 2010	$(19,206,417)	$(1,588,889)	$(20,795,306)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2010	$ (84,506)	$ 84,506	$ -

Distributions	-	-	-

Net income(loss)	-	-	-

Partners' capital (deficit), June 30, 2010	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2010	$(5,873,550)	$ (397,549)	$(6,271,099)

Distributions	-	-	-

Net income(loss)	(49,436)	(499)	(49,935)

Partners' capital (deficit), June 30, 2010	$(5,922,986)	$ (398,048)	$(6,321,034)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2010	$ (1,792,024)	$ (214,983)	$ (2,007,007)

Distributions	(73,803)	(745)	(74,548)

Net income(loss)	(2,139)	(22)	(2,161)

Partners' capital (deficit), June 30, 2010	$ (1,867,966)	$ (215,750)	$ (2,083,716)

Series 11
Partners' capital (deficit) April 1, 2010	$ (1,645,055)	$ (233,470)	$ (1,878,525)

Distributions	-	-	-

Net income(loss)	(27,189)	(275)	(27,464)

Partners' capital (deficit), June 30, 2010	$ (1,672,244)	$ (233,745)	$ (1,905,989)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2010	$(3,522,015)	$ (289,243)	$(3,811,258)

Distributions	-	-	-

Net income(loss)	(20,435)	(206)	(20,641)

Partners' capital (deficit), June 30, 2010	$(3,542,450)	$ (289,449)	$(3,831,899)

Series 14
Partners' capital (deficit) April 1, 2010	$(6,142,436)	$ (536,667)	$(6,679,103)

Distributions	-	-	-

Net income(loss)	26,171	264	26,435

Partners' capital (deficit), June 30, 2010	$(6,116,265)	$ (536,403)	$(6,652,668)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (73,766)	$ (257,088)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(80,138)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,700	2,051
Decrease (Increase) in other assets	1,800	-
(Decrease) Increase in accounts payable affiliates	(201,018)	143,307

Net cash (used in) provided by operating activities	(340,422)	(111,730)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	80,138	-

Net cash (used in) provided by investing activities	80,138	-

Cash flows from financing activity:

Distributions	(74,548)	-

Net cash (used in) provided by financing activity	(74,548)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(334,832)	(111,730)

Cash and cash equivalents, beginning	1,418,207	1,228,984

Cash and cash equivalents, ending	$ 1,083,375	$ 1,117,254

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 7

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ -	$ (4,053)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(4,053)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(4,053)

Cash and cash equivalents, beginning	-	59,368

Cash and cash equivalents, ending	$ -	$ 55,315

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 9

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (49,935)	$ (66,910)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,051
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,246	7,699

Net cash (used in) provided by operating activities	1,311	(57,160)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,311	(57,160)

Cash and cash equivalents, beginning	115,148	212,194

Cash and cash equivalents, ending	$ 116,459	$ 155,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 10

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (2,161)	$ 7,974
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(6,276)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	24,222	29,148

Net cash (used in) provided by operating activities	15,785	37,122

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,276	-

Net cash (used in) provided by investing activities	6,276	-

Cash flows from financing activity:

Distributions	(74,548)	-

Net cash (used in) provided by financing activity	(74,548)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,487)	37,122

Cash and cash equivalents, beginning	186,720	120,636

Cash and cash equivalents, ending	$ 134,233	$ 157,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 11

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (27,464)	$ (51,737)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(307,775)	(1,334)

Net cash (used in) provided by operating activities	(335,239)	(53,071)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(335,239)	(53,071)

Cash and cash equivalents, beginning	603,898	246,366

Cash and cash equivalents, ending	$ 268,659	$ 193,295

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 12

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (20,641)	$ (38,678)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	36,657	37,542

Net cash (used in) provided by operating activities	23,516	(1,136)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,516	(1,136)

Cash and cash equivalents, beginning	120,857	144,823

Cash and cash equivalents, ending	$ 144,373	$ 143,687

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 14

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ 26,435	$ (103,684)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(73,862)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,200	-
Decrease (Increase) in other assets	1,800	-
(Decrease) Increase in accounts payable affiliates	(5,368)	70,252

Net cash (used in) provided by operating activities	(45,795)	(33,432)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	73,862	-

Net cash (used in) provided by investing activities	73,862	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,067	(33,432)

Cash and cash equivalents, beginning	391,584	445,597

Cash and cash equivalents, ending	$ 419,651	$ 412,165

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2010 and for the three months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Costs incurred by the Partnership in acquiring the investments in Operating Partnerships were capitalized to the investment account. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited Partnership, or BCAMLP, as follows:

Accounts payable - affiliates at June 30, 2010 and 2009 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended June 30, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	51,246	57,699
Series 10	24,222	29,148
Series 11	42,225	48,666
Series 12	36,657	37,542
Series 14	94,632	120,252

	$ 248,982	$ 293,307

The partnership management fee paid for the quarters ended June 30, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	50,000
Series 10	-	-
Series 11	350,000	50,000
Series 12	-	-
Series 14	100,000	50,000

	$ 450,000	$ 150,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At June 30, 2010 and 2009 the Partnership had limited partnership interests in 135 and 153 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at June 30, 2010 and 2009 by series is as follows:
	2010	2009
Series 7	-	-
Series 9	24	26
Series 10	16	18
Series 11	17	20
Series 12	25	26
Series 14	53	63

	135	153

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at June 30, 2010 and 2009 by series are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,756

	$169,974	$169,997

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the three months ended June 30, 2010 the Partnership disposed of one Operating Partnership and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for June 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	6,276	6,276
Series 11	-	-	-	-
Series 12	-	1	-	-
Series 14	-	-	73,862	73,862
Total	-	1	$80,138	$80,138

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2010.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

	2010	2009

Revenues
Rental	$ 6,522,076	$ 7,406,153
Interest and other	167,714	194,727
	6,689,790	7,600,880

Expenses
Interest	1,079,301	1,267,239
Depreciation and amortization	1,594,195	1,906,522
Operating expenses	4,872,162	5,416,996
	7,545,658	8,590,757

NET LOSS	$ (855,868)	$ (989,877)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (847,309)	$ (979,978)

Net loss allocated to other partners	$ (8,559)	$ (9,899)

*Amounts include $847,309 and $979,978 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 7

	2010	2009

Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ -	$ -

Net loss allocated to other partners	$ -	$ -

*Amounts include $0 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 9

	2010	2009

Revenues
Rental	$ 1,229,189	$ 1,332,477
Interest and other	35,209	37,015
	1,264,398	1,369,492

Expenses
Interest	197,734	259,113
Depreciation and amortization	294,024	341,010
Operating expenses	1,001,686	971,148
	1,493,444	1,571,271

NET LOSS	$ (229,046)	$ (201,779)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (226,756)	$ (199,761)

Net loss allocated to other partners	$ (2,290)	$ (2,018)

*Amounts include $226,756 and $199,761 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 10
	2010	2009

Revenues
Rental	$ 624,475	$ 740,960
Interest and other	12,984	14,252
	637,459	755,212

Expenses
Interest	94,983	122,523
Depreciation and amortization	157,400	193,535
Operating expenses	516,482	554,926
	768,865	870,984

NET LOSS	$ (131,406)	$ (115,772)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (130,092)	$ (114,614)

Net loss allocated to other partners	$ (1,314)	$ (1,158)

*Amounts include $130,092 and $114,614 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 11

	2010	2009

Revenues
Rental	$ 1,161,604	$ 1,275,378
Interest and other	25,080	33,452
	1,186,684	1,308,830

Expenses
Interest	190,267	207,223
Depreciation and amortization	302,629	369,110
Operating expenses	753,482	781,018
	1,246,378	1,357,351

NET LOSS	$ (59,694)	$ (48,521)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (59,097)	$ (48,036)

Net loss allocated to other partners	$ (597)	$ (485)

*Amounts include $59,097 and $48,036 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 12
	2010	2009

Revenues
Rental	$ 917,338	$ 952,338
Interest and other	37,563	21,851
	954,901	974,189

Expenses
Interest	152,642	144,099
Depreciation and amortization	213,350	225,869
Operating expenses	647,370	703,147
	1,013,362	1,073,115

NET LOSS	$ (58,461)	$ (98,926)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (57,876)	$ (97,937)

Net loss allocated to other partners	$ (585)	$ (989)

*Amounts include $57,876 and $97,937 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 14
	2010	2009

Revenues
Rental	$ 2,589,470	$ 3,105,000
Interest and other	56,878	88,157
	2,646,348	3,193,157

Expenses
Interest	443,675	534,281
Depreciation and amortization	626,792	776,998
Operating expenses	1,953,142	2,406,757
	3,023,609	3,718,036

NET LOSS	$ (377,261)	$ (524,879)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (373,488)	$ (519,630)

Net loss allocated to other partners	$ (3,773)	$ (5,249)

*Amounts include $373,488 and $519,630 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Partnership has entered into agreements to sell interests in four Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $1,882,635. The estimated gain on sale of the Operating Partnerships is $1,670,518, which is expected to be recognized in the second and third quarters of fiscal year 2011.

NOTE G - PLAN OF LIQUIDATION

On March 3, 2010, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the "Plan." The Plan was approved by the BAC holders on July 1, 2010, and was adopted by the General Partner on July 1, 2010. Pursuant to the Plan, the General Partner would be able to, without further action by the BAC holders:

    liquidate the assets and wind up the business of the Partnership;
    make liquidating distributions in cancellation of the Unit;
    dissolve the Partnership after the sale of all of the Partnership's assets; and
    take, or cause the Partnership to take, such other acts and deeds and shall do, or cause the Partnership to do, such other things, as are necessary or appropriate in connection with the dissolution, winding up and liquidation of the Partnership, the termination of the responsibilities and liabilities of the Partnership under applicable law, and the termination of the existence of the Partnership.

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sale proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees, and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to five years after the BAC holders approval of the Plan, which was July 1, 2010. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2010 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the three months ended June 30, 2010 in the amount of $56,823. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended June 30, 2010 were $248,982 and total partnership management fees accrued as of June 30, 2010 were $21,410,019. During the three months ended June 30, 2010, $450,000 of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of June 30, 2010, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended June 30, 2010 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the three months ended June 30, 2010, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of June 30, 2010 the Partnership had $1,083,375 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	24	116,459
10	24,288,997	2,428,925	08/24/90	16	134,233
11	24,735,002	2,489,599	12/27/90	17	268,659
12	29,710,003	2,972,795	04/30/91	25	144,373
14	55,728,997	5,574,290	01/27/92	53	419,651

	$186,398,017	18,679,738		135	$1,083,375

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of June 30, 2010 are $116,459, $134,233, $268,659, $135,132 and $258,918, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of June 30, 2010 and 2009 the Partnership held limited partnership interests in 135 and 153 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2010 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 07	$ -	$ -
Series 09	45,846	5,400
Series 10	17,364	6,858
Series 11	38,719	3,506
Series 12	19,582	17,075
Series 14	76,662	17,970
	$ 198,173	$ 50,809

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of June 30, 2010 and 2009.

(Series 9)

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2010 and 2009, Series 9 reflects loss from Operating Partnerships of $(229,046) and $(201,779), respectively, which includes depreciation and amortization of $294,024 and $341,010, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Sunshine Apartments (Telluride Apartments) is a 50 unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the units being condemned. The decline in occupancy continued through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in repairs to put the down units back on-line. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. Through the first quarter 2010 the property continued to operate with low occupancy and as a result was unable to breakeven. As of March 2010, the property was 50% occupied. In May 2010 an inspection by the city's engineer identified a serious mold problem in the project with potential health risk for the residents and a strong recommendation was made for all residents to vacate the property within thirty days. Based on the recommendation, all residents have vacated the property and as of June 2010 this property was empty. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Sunshine Apartments LP. The mortgage, real estate tax and insurance payments are all current.

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

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Through the fourth quarter of 2009, average physical occupancy remained strong at 100% but the property was still not able to breakeven. Through second quarter 2010 the property was 98% occupied. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

Blanco Seniors Apartments Ltd (Blanco Seniors Apartments) is a 20-unit elderly development located in Blanco, Texas. Occupancy was strong averaging 99% for 2008, 98% in 2009 and remains at 98% in 2010. Expenses in 2009 remained consistent with 2008 totals. The property operated above breakeven in 2008 and 2009 with continued above breakeven operations in 2010. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Fountain Green Apartments, Limited (Fountain Green Apartments) is a 24-unit property located in Crestview, FL. Audited financials confirmed above breakeven operations in both 2007 and 2008 with strong occupancy. Occupancy declined to an average of 84% through the first three quarters of 2009, but rebounded to 100% by year-end. Occupancy through the second quarter of 2010 has remained strong at 94%. The property continues to operate above breakeven. All insurance, real estate taxes, and mortgage payments are current. Tax credit delivery ended in 2002 and the low income housing tax credit compliance period expired in 2007.

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

Big Lake Seniors Apartments (Big Lake Seniors) is a 20 unit elderly development located in Big Lake, TX. The property performed well in 2008 with average occupancy of 99%. In 2009, occupany averaged 90% and the property operated above breakeven. In 2009, there was a substantial increase in maintenance costs due to several floors being replaced. The operating general partner requested and received funds from the replacement reserve account to help off-set these costs. In 2010, occupancy declined to 85% with operations at just below breakeven status. The low income housing tax credit compliance period expired at year end 2009.

(Series 10)

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2010 and 2009, Series 10 reflects net loss from Operating Partnerships of $(131,406) and $(115,772), respectively, which includes depreciation and amortization of $157,400 and $193,535, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property operated below breakeven in 2009. Occupancy averaged 85% for the year; however, it has increased to 92% in the second quarter of 2010. As a result of poor operations, the accounts payable balance continues to be an issue. The investment general partner will continue to prompt the operating general partner to fund the payables as needed. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

In April 2009, the investment general partner of Wichita West Housing Associates Two LP approved an agreement to sell the property and the transaction closed on October 30, 2009. The sales price for the property is $2,498,580, which includes the outstanding mortgage balance of approximately $1,555,423 and cash proceeds to the investment partnership of $838,846. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $823,846 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $823,846 as of December 31, 2009. In June 2010, additional sale proceeds of $6,276 were received and returned to the cash reserves held by Series 10.

(Series 11)

As of June 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2010 and 2009, Series 11 reflects net loss from Operating Partnerships of $(59,694) and $(48,521), respectively, which includes depreciation and amortization of $302,629 and $369,110, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

South Fork Heights, Limited (South Fork Heights Apartments), located in South Fork, Colorado is a 48-unit family property financed by Rural Development (RD). The property has historically suffered from low occupancy and high turnover. Due to its location in a small tourist town in the mountains, there are minimal employment opportunities. However, in 2008, the development of a golf course, single family homes and condos at a nearby ski resort began to positively impact the area and property. In 2009 occupancy increased throughout the year, averaging 91%, with operations above breakeven. A new management company was hired in November 2009 which implemented stricter tenant selection criteria and began evictions for non-payment of rent. In addition, RD approved a $60 per unit rent increase effective October 2009. Although the occupancy has decreased slightly in 2010, averaging 85%, the property is operating above breakeven. The tax, insurance, and mortgage payments are all current. The property delivered tax credits from 1991 through 2001. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to South Fork Heights, Limited.

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

In February 2010, the operating general partner of Crestwood RRH, Limited approved an agreement to sell the property to an unrelated third party and the transaction closed on July 28, 2010. The sales price for the property was $5,074,719, which includes the outstanding mortgage balance of approximately $2,682,530 and cash proceeds to the investment partnership of $1,372,271. Of the total proceeds received, $95,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $85,617 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,191,654 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, will be recorded in the amount of $1,191,654 as of September 30, 2010.

(Series 12)

As of June 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2010 and 2009, Series 12 reflects net loss from Operating Partnerships of $(58,461) and $(98,926), respectively, which includes depreciation and amortization of $213,350 and $225,869, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. In 2008, the property operated below breakeven for the year. The reasons for the deficit were low occupancy and insufficient rental revenue. In 2009, occupancy increased to average 87% for the year while ending the year at 96% with operations above breakeven status. In 2010 occupancy remains strong averaging 96% with operations at breakeven status. All real estate taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane, LP.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. The property had suffered from low occupancy through 2006 but began rebounding in early 2007 with a reissuance of Section 8 vouchers and aggressive marketing. In 2009, the property averaged 88% occupancy with operations well above breakeven. In 2010, occupancy was strong averaging 98% through the second quarter, with operations remaining above breakeven. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd.

In March 2010, the operating general partner of Fort Smith Housing Associates Limited Partnership entered into an agreement to sell the property and the transaction closed on May 28, 2010. The sales price of the property was $800,000, which includes the outstanding mortgage balance of approximately $541,184 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There were no remaining proceeds from the sale returned to cash reserves held by Series 12. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. In 2009, average occupancy was 92% and the property operated below breakeven due to high operating expenses. The high operating expenses were mainly maintenance expenses caused by increased turnover. Required building maintenance for the aging property also was a factor in the high expense level. Historically, management at this property had coordinated with Lutheran Social Services (LSS) to provide housing to new Americans who had no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. At year-end 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic residents were not renewed in an effort to replace problematic tenants at the property and improve the community's reputation. As of June 30, 2010, occupancy was 97% and the property was operating above breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Hamilton Village LP (Hamilton Village Apartments) is a 20-unit family development located in Preston, GA. In 2008 and 2009, occupancy averaged 100% and 99%, respectively, with operations above breakeven each year. In 2010, occupancy remains at 100% with operations above breakeven status. All mortgage, real estate tax and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Hamilton Village, LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. In 2009, occupancy improved to average 76%, but operations remained below breakeven. Management continues to update units as vacancies occur and funds are available. Occupancy was 68% as of June 30, 2010 and continues to hinder operations. This is the result of the property's advanced age, which has made it non-competitive in the local rental market. According to the operating general partner, management continues to advertise in local newspapers and offer concessions in order to attract residents. However, management continues to lose residents to newer developments offering more space and superior amenity packages. Rents at the property are comparable to other properties in the area. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired.

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

In January 2009, the investment general partner of RPI LP #22 approved an agreement to sell the property and the transaction was anticipated to close in April 2010 but the closing was extended to December 2010. The anticipated sales price for the property is $1,250,000, which includes the outstanding mortgage balance of approximately $559,772 and cash proceeds to the investment limited partners of $335,364. Of the total proceeds anticipated to be received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $318,864 are anticipated to be returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 14)

As of June 30, 2010 and 2009 the average Qualified Occupancy for the series was 100% and 99.89%. The series had a total of 53 properties at June 30, 2010, of which 52 were at 100% Qualified Occupancy.

For the periods ended June 30, 2010 and 2009, Series 14 reflects net loss from Operating Partnerships of $(377,261) and $(524,879), respectively, which includes depreciation and amortization of $626,792 and $776,998 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Six (Cedar View Apartments) is a 32-unit senior complex located in Brinkley, Arkansas. The Operating Partnership receives the majority of its rental income from a Section 521 rental assistance agreement with Rural Development for 26 units. As a senior property, nearly all residents receive only social security income. Occupancy in 2009 averaged 83%, and was at 84% as of June 30, 2010. The issue lies in renting the six units without rental assistance. Rents have been reduced for those units and management is aggressively working on increasing occupancy. Weekly ads are being run in local and surrounding area newspapers, and fliers have been distributed across town. Management also distributes fliers in neighboring towns in hopes of attracting more prospects. In 2009, the property operated below breakeven due to high operating expenses. These included high advertising costs, an increase in property taxes, utility increases including water and sewer rate increases, and training expenses for additional staff. Through the second quarter of 2010 the property was operating above breakeven due to reduced administration, maintenance, and utility expenses. Taxes, insurance, mortgage payments, and required reserve deposits are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Six LP.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively due to damages sustained during Hurricane Gustav. There was roof damage on all four buildings as well as interior damage to approximately fifteen units. In addition, the office and laundry room experienced some flooding. An insurance claim was submitted and proceeds of $414,250 were received. In addition, a total of $18,000 has been received for lost rents. All repairs were completed as of August 2009 at which time all units were back on line. Occupancy averaged 29% in 2009 and the property operated below breakeven. As of June 30, 2010, the property was 54% occupied. According to the operating general partner, low vacancy is due to the poor local economy, and a lack of jobs and qualified applicants. A site visit was conducted in March 2010 which confirmed that the low occupancy is in fact a market issue as there is little to no industry/commerce in the area. The operating general partner maintains that they are working closely with the on-site manager to market the property to the best of their ability. They are reaching out to local businesses, the community, and the Chamber of Commerce in an effort to increase occupancy with the use of fliers and by offering rental concessions. Management decreased rent in the first quarter in an effort to increase occupancy. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership. The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Wynnewood Village Apartments, Ltd. (Wynnewood Village Apartments) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. Consequently, Wynnewood Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. These efforts helped increase occupancy to 94% in December 2009; however, occupancy remains a major issue as it averaged only 84% for the year. A rent increase granted from Rural Development effective January 1, 2009 was implemented and greatly improved the property's cash flow, but operations remained below breakeven in 2009. Insurance costs increased 45% in 2009 due to increased insurance claims made in both 2008 and 2009, and are expected to remain high through 2010. However, the operating general partner is negotiating lower rates with a local insurance broker in order to decrease premiums in 2010. Additional information on the outcome of these negotiations will be reported in subsequent quarters. As of the second quarter of 2010, the property was 88% occupied and operating above breakeven. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. In 2009, occupancy averaged 94% with operations above breakeven primarily due to Rural Development approval of replacement reserve reimbursements. In addition, Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. However, occupancy has decreased to 70% as of June 2010, and the property is operating below breakeven through the second quarter of 2010. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. Occupancy was 100% as of December 2009 and averaged 94% for the year. Despite strong occupancy, operations were below breakeven for the year due to increased replacements and insurance costs. The majority of replacement costs have not been reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance costs increased 45% in 2009 due to increased insurance claims made in both 2008 and 2009. The operating general partner is trying to negotiate lower rates with a local insurance broker in order to decrease premiums in 2010. Additional information on the outcome of these negotiations will be reported next quarter. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven in 2010. However, employment opportunities in the area have been consistently declining. As a result, the average occupancy for 2010 has dropped to 79%. The property operated below breakeven and was 75% occupied as of June 30, 2010. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Scott Partners, LP (Lafayette Gardens) is a 56-unit apartment complex located in Scott, Louisiana. In the first quarter of 2010, the property operated below breakeven; this was due to a decrease in occupancy and an increase in operating expenses associated with turning units. During the second quarter of 2010, management continued to focus on turning vacant units. As a result, all vacant units were made rent ready and the property ended the second quarter 93% occupied. Improved occupancy allowed the property to recoup the deficit sustained in the first quarter and generate cash through the second quarter. All real estate tax, mortgage, and insurance payments are current. The operating deficit guarantee is unlimited in time and amount. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Scott Partners, LP.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in San Jacinto Investors II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,295,150 and cash proceeds to the investment partnership of $250,000. The transaction closed on January 1, 2010. Of the total proceeds received, $3,102 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $231,898 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $231,898 as of March 31, 2010.

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

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. At the time of construction, the general contractor installed the waterproofing system for the buildings improperly. As a result of the improper installation and subsequent slow leaks, the operating general partner recently became aware of severe structural deficiencies at the property. Two units are currently out of service, but there have been no reports of mold growth. An engineering report was conducted and estimated costs of repair are $1,300,000. The operating general partner has indicated an intention to refinance the debt and take out sufficient capital in order to make the necessary repairs. As there is a lockout period on the prepayment of the debt, the operating general partner is in negotiations with the lender to allow for early prepayment. To help expedite the negotiations, the operating general partner has not made the December or January mortgage payments, hoping to work out the issue and reduce the pre-payment penalty. The investment general partner is awaiting a response from the lender. The Operating Partnership's 15-year low income housing tax credit compliance period expired on December 31, 2007.

In February 2010, the operating general partner of Rainier Manor Associates LP approved an agreement to sell the property and the transaction was scheduled to close in July 2010 but the closing was extended to September 2010. The anticipated sales price for the property is $3,300,000, which includes the outstanding mortgage balance of approximately $3,293,443 and cash proceeds to the investment partnerships of $0. There are no proceeds from the sale anticipated to be returned to cash reserves held by Series 14 and Series 15, respectively.

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

Colorado City Seniors (Colorado City Seniors Apartments) Ltd is a 24-unit elderly development located in Colorado City, Texas. Occupancy averaged 93% in 2009 and the property operated above breakeven for the year. There was a large increase in maintenance costs of approximately $12,000 in 2009 due to several windstorms over the course of the year. Over the first quarter of 2010, operating expenses have corrected back to historic levels and the property continues to operate above breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Colorado City Seniors, Ltd.

Hughes Springs Seniors (Hughes Springs Seniors Apartments) is a 32-unit elderly development located in Hughes Springs, TX. The property performed well in 2008 with average occupancy of 93%. Average occupancy for 2009 was 90% and the property operated below breakeven for the year. The below breakeven performance was due to an increase in operating expenses, specifically maintenance. According to the operating general partner, there was a major water leak on site in addition to tree removal and sinkhole repair costs. In 2010, occupancy has averaged 89% with operations remaining just below breakeven status. It is expected that operations will improve back above breakeven pending withdrawals from the replacement reserve account for capital improvements completed to date in 2010. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Hughes Springs Seniors, LP.

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

In December 2009, the investment general partner transferred its interest in Hillmont Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $845,720 and cash proceeds to the investment limited partner of $93,989. Of the total proceeds received, $4,380 represents reporting fees due to an affiliate of the investment partnership; $11,352 represents a credit recovery loan due to the investment limited partner and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $82,109 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $82,109 as of December 31, 2009.

In December 2009, the investment general partner transferred its interest in Oakland Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $816,708 and cash proceeds to the investment limited partner of $118,126. Of the total proceeds received, $1,062 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $109,564 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $109,564 as of December 31, 2009.

In December 2009 the investment general partner transferred its interest in Stanardsville Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $559,928 and cash proceeds to the investment limited partner of $17,000. Of the total proceeds received, $6,795 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $2,705 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $2,705 as of December 31, 2009.

In December 2009, the operating general partner of Village Terrace Limited Partnership entered into an agreement to sell the property and the transaction closed on January 8, 2010. The sales price of the property was $1,185,000, which includes the outstanding mortgage balance of approximately $568,565 and cash proceeds to the investment partnership of $334,852. Of the total proceeds received, $112,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $207,852 were returned to cash reserves held by Series 14. In February 2010, additional sale proceeds of $3,056 were received and returned to the cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $210,908 as of March 31, 2010. In June 2010, the investment partnership received its share of the proceeds from the liquidation of the Operating Partnership's cash accounts in the amount of $12,688 which was returned to the cash reserves held by Series 14.

Topsham Housing Associates (Greenleaf Apartments) is a 21 unit apartment complex located in Bowdoinham, ME. In 2009, the property operated above breakeven. However, the Operating Partnership was flagged with a going concern opinion as a result of a tax lien filed by the county for delinquent taxes. The delinquent taxes were paid during the second quarter and the lien has been removed. Through the second quarter of 2010, the property continued to operate above breakeven and occupancy remained strong. As of June 30, 2010 the property was 95% occupied. All taxes, insurance and mortgage payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Topsham Housing Associates.

Wesley Village Associates is a 36-unit apartment complex located in Martinsburg, West Virginia. In 2009, the property operated below breakeven due to increases in the administrative and maintenance expenses. Management discovered that the maintenance personnel had indicated work was completed when it was still outstanding. As a result, in the first quarter of 2010, management inspected all units at the property and found units in need of extensive repair. Management subsequently incurred higher administrative costs by hiring new staff to help correct the deferred maintenance issues. All work was completed in the second quarter and the property has returned to one maintenance staff worker. With the deferred maintenance issues corrected, the property was able to operate above breakeven by the end of the second quarter of 2010 with an average occupancy of 97%. All taxes, insurance, and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Wesley Village Associates.

Lexington Park Spring Limited Partnership is a 128-unit apartment community ("Spring Valley") located in Lexington Park, Maryland. The apartment community began operations in November 1992. Average occupancy in 2008 was 94% and the property operated above breakeven. In 2009 the property's operations suffered considerably, as operations were below breakeven, and average occupancy was 77%. Due to a large number of problem tenants, management began to clean up the tenant profile in 2009, leading to increased operating costs and higher vacancy. Management has since made positive strides in increasing occupancy and reducing operating costs. As of June 30, 2010, occupancy was 90% and the property operated above breakeven. All taxes, insurance, and mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Lexington Park Spring Limited Partnership.

Titusville Apartments Limited Partnership is a 30-unit apartment complex located in Titusville, Pennsylvania. The property is operating below breakeven through the second quarter of 2010 with occupancy at 80% as of June 2010. Section 8 voucher holders occupy twenty-four of the thirty units. The cause of the below breakeven operations is primarily insufficient rental rates. The Section 8 voucher rent is $200 less per month than the non-voucher rents, as determined by Rural Development. In the past, Rural Development allowed the operating general partner to allocate funds in the annual budget to cover the difference between the Section 8 contract amounts and the actual rental rates. At the end of 2009, Rural Development indicated that they could only allocate the annual return to owner proceeds; the return to owner proceeds are 25% of the funds needed to cover the gap between the Section 8 contract rents and the actual rental rates. The property is also located in a small rural town and finding new residents without Section 8 vouchers has proven to be difficult. The regional manager has been reaching out to the local counties and agencies within those counties to find prospective residents. They are marketing online and in the local newspaper, and offering a small fee for a resident referral. The operating general partner has funded the deficit with operating cash and is willing to advance funds as necessary to cover operating deficits. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors.  A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: August 16, 2010	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.