Form 10-Q
period 2010-09-30
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2010-11-15
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

TABLE OF CONTENTS

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30,2010

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 07 5

Condensed Balance Sheets Series 09 6

Condensed Balance Sheets Series 10 7

Condensed Balance Sheets Series 11 8

Condensed Balance Sheets Series 12 9

Condensed Balance Sheets Series 14 10

CONDENSED Three MONTHS ENDED September 30 11

Condensed Statements of Operations Series 07 12

Condensed Statements of Operations Series 09 13

Condensed Statements of Operations Series 10 14

Condensed Statements of Operations Series 11 15

Condensed Statements of Operations Series 12 16

Condensed Statements of Operations Series 14 17

CONDENSED SIX MONTHS ENDED September 30 18

Condensed Statements of Operations Series 07 19

Condensed Statements of Operations Series 09 20

Condensed Statements of Operations Series 10 21

Condensed Statements of Operations Series 11 22

Condensed Statements of Operations Series 12 23

Condensed Statements of Operations Series 14 24

CONDENSED statementS OF Changes in Partners' Capital (Deficit) 25

Condensed Changes in Partners' Capital (Deficit) Series 07 26

Condensed Changes in Partners' Capital (Deficit) Series 09 26

Condensed Changes in Partners' Capital (Deficit) Series 10 27

Condensed Changes in Partners' Capital (Deficit) Series 11 27

Condensed Changes in Partners' Capital (Deficit) Series 12 28

Condensed Changes in Partners' Capital (Deficit) Series 14 28

CONDENSED Statements of Cash Flows 29

Condensed Statements of Cash Flows Series 07 30

Condensed Statements of Cash Flows Series 09 31

Condensed Statements of Cash Flows Series 10 32

Condensed Statements of Cash Flows Series 11 33

Condensed Statements of Cash Flows Series 12 34

Condensed Statements of Cash Flows Series 14 35

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 2,213,254	$ 1,418,207
Other assets	3,300	5,100
	$ 2,216,554	$ 1,423,307

LIABILITIES
Accounts payable	$ 98,417	$ 136,100
Accounts payable affiliates (Note C)	21,796,784	21,764,225
Capital contributions payable (Note D)	169,974	169,974
	22,065,175	22,070,299
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and outstanding	(18,269,199)	(19,059,586)

General Partner	(1,579,422)	(1,587,406)
	(19,848,621)	(20,646,992)
	$ 2,216,554	$ 1,423,307

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 7

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 9

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 93,616	$ 115,148
Other assets	-	-
	$ 93,616	$ 115,148

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,488,739	6,386,247
Capital contributions payable (Note D)	-	-
	6,488,739	6,386,247

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and outstanding	(5,996,334)	(5,873,550)

General Partner	(398,789)	(397,549)

	(6,395,123)	(6,271,099)
	$ 93,616	$ 115,148

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 10

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 87,488	$ 186,720
Other assets	-	-
	$ 87,488	$ 186,720
LIABILITIES

Accounts payable	$ -	$ 30,000
Accounts payable affiliates (Note C)	2,212,171	2,163,727
Capital contributions payable (Note D)	-	-
	2,212,171	2,193,727

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and outstanding	(1,908,524)	(1,792,024)

General Partner	(216,159)	(214,983)
	(2,124,683)	(2,007,007)
	$ 87,488	$ 186,720

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 11

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,574,217	$ 603,898
Other assets	-	-
	$ 1,574,217	$ 603,898

LIABILITIES
Accounts payable	$ 85,617	$ 46,000
Accounts payable affiliates (Note C)	2,158,306	2,436,423
Capital contributions payable (Note D)	-	-
	2,243,923	2,482,423

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(448,324)	(1,645,055)

General Partner	(221,382)	(233,470)
	(669,706)	(1,878,525)
	$ 1,574,217	$ 603,898

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 12

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 118,526	$ 120,857
Other assets	-	-
	$ 118,526	$ 120,857

LIABILITIES

Accounts payable	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	3,986,918	3,915,374
Capital contributions payable (Note D)	9,241	9,241
	4,003,659	3,932,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,595,151)	(3,522,015)

General Partner	(289,982)	(289,243)
	(3,885,133)	(3,811,258)
	$ 118,526	$ 120,857

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 14

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 339,407	$ 391,584
Other assets	3,300	5,100
	$ 342,707	$ 396,684

LIABILITIES

Accounts payable	$ 5,300	$ 52,600
Accounts payable affiliates (Note C)	6,950,650	6,862,454
Capital contributions payable (Note D)	160,733	160,733
	7,116,683	7,075,787

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,236,360)	(6,142,436)

General Partner	(537,616)	(536,667)
	(6,773,976)	(6,679,103)
	$ 342,707	$ 396,684

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 3,935	$ 992
Other income	14,072	89,764
	18,007	90,756

Share of income from Operating Partnerships(Note D)	1,191,654	113,646

Expenses

Professional Fees	133,813	117,364
Partnership management fee (Note C)	101,412	229,888
General and administrative expenses	27,753	39,892
	262,978	387,144

NET INCOME(LOSS)	$ 946,683	$ (182,742)

Net income(loss) allocated to assignees	$ 937,216	$ (180,915)

Net income(loss) allocated to general partner	$ 9,467	$ (1,827)

Net income(loss) per BAC	$ .05	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 7

	2010	2009

Income
Interest income	$ -	$ 43
Other income	-	-
	-	43

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	-	6,976
Partnership management fee (Note C)	-	-
General and administrative expenses	-	3,443
	-	10,419

NET INCOME(LOSS)	$ -	$(10,376)

Net income(loss) allocated to assignees	$ -	$(10,272)

Net income(loss) allocated to general partner	$ -	$ (104)

Net income(loss) per BAC	$ -	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 9

	2010	2009

Income
Interest income	$ 207	$ 150
Other income	1,367	2,418
	1,574	2,568

Share of income from Operating Partnerships(Note D)	-	21,750

Expenses

Professional Fees	23,436	18,934
Partnership management fee (Note C)	46,826	38,775
General and administrative expenses	5,403	7,179
	75,665	64,888

NET INCOME(LOSS)	$ (74,091)	$ (40,570)

Net income(loss) allocated to assignees	$ (73,350)	$ (40,164)

Net income(loss) allocated to general partner	$ (741)	$ (406)

Net income(loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 10

	2010	2009

Income
Interest income	$ 232	$ 143
Other income	231	39,178
	463	39,321

Share of income from Operating Partnerships(Note D)	-	33,193

Expenses

Professional Fees	17,988	15,109
Partnership management fee (Note C)	19,138	11,528
General and administrative expenses	4,304	5,711
	41,430	32,348

NET INCOME(LOSS)	$ (40,967)	$ 40,166

Net income(loss) allocated to assignees	$ (40,557)	$ 39,764

Net income(loss) allocated to general partner	$ (410)	$ 402

Net income(loss) per BAC	$ (.02)	$ .02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 11

	2010	2009

Income
Interest income	$ 2,444	$ 163
Other income	-	10,495
	2,444	10,658

Share of income from Operating Partnerships(Note D)	1,191,654	-

Expenses

Professional Fees	19,203	16,650
Partnership management fee (Note C)	(65,342)	43,025
General and administrative expenses	3,955	5,304
	(42,184)	64,979

NET INCOME(LOSS)	$1,236,282	$ (54,321)

Net income(loss) allocated to assignees	$1,223,919	$ (53,778)

Net income(loss) allocated to general partner	$ 12,363	$ (543)

Net income(loss) per BAC	$ .49	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 12

	2010	2009

Income
Interest income	$ 272	$ 131
Other income	10,762	14,177
	11,034	14,308

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	28,804	21,884
Partnership management fee (Note C)	30,475	33,722
General and administrative expenses	4,989	6,500
	64,268	62,106

NET INCOME(LOSS)	$ (53,234)	$ (47,798)

Net income(loss) allocated to assignees	$ (52,702)	$ (47,320)

Net income(loss) allocated to general partner	$ (532)	$ (478)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 14

	2010	2009

Income
Interest income	$ 780	$ 362
Other income	1,712	23,496
	2,492	23,858

Share of income from Operating Partnerships(Note D)	-	58,703

Expenses

Professional Fees	44,382	37,811
Partnership management fee (Note C)	70,315	102,838
General and administrative expenses	9,102	11,755
	123,799	152,404

NET INCOME(LOSS)	$(121,307)	$ (69,843)

Net income(loss) allocated to assignees	$(120,094)	$ (69,145)

Net income(loss) allocated to general partner	$ (1,213)	$ (698)

Net income(loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 6,677	$ 2,058
Other income	70,894	136,214
	77,571	138,272

Share of income from Operating Partnerships(Note D)	1,271,792	113,646

Expenses

Professional Fees	137,069	157,012
Partnership management fee (Note C)	299,586	464,085
General and administrative expenses	39,789	64,646
	476,444	685,743

NET INCOME (LOSS)	$ 872,919	$ (433,825)

Net income(loss) allocated to assignees	$ 864,190	$ (429,486)

Net income(loss) allocated general partner	$ 8,729	$ (4,339)

Net income(loss) per BAC	$ .05	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 7

	2010	2009

Income
Interest income	$ -	$ 93
Other income	-	-
	-	93

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	-	9,053
Partnership management fee (Note C)	-	-
General and administrative expenses	-	5,468
	-	14,521

NET INCOME (LOSS)	$ -	$(14,428)

Net income(loss) allocated to assignees	$ -	$(14,284)

Net income(loss) allocated general partner	$ -	$ (144)

Net income(loss) per BAC	$ -	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 9

	2010	2009

Income
Interest income	$ 441	$ 328
Other income	1,367	2,418
	1,808	2,746

Share of income from Operating Partnerships(Note D)	-	21,750

Expenses

Professional Fees	25,346	25,286
Partnership management fee (Note C)	92,672	95,474
General and administrative expenses	7,814	11,214
	125,832	131,974

NET INCOME (LOSS)	$ (124,024)	$ (107,478)

Net income(loss) allocated to assignees	$ (122,784)	$ (106,403)

Net income(loss) allocated general partner	$ (1,240)	$ (1,075)

Net income(loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 10

	2010	2009

Income
Interest income	$ 496	$ 251
Other income	11,181	77,595
	11,677	77,846

Share of income from Operating Partnerships(Note D)	6,276	33,193

Expenses

Professional Fees	18,293	20,178
Partnership management fee (Note C)	36,502	33,621
General and administrative expenses	6,286	9,099
	61,081	62,898

NET INCOME (LOSS)	$ (43,128)	$ 48,141

Net income(loss) allocated to assignees	$ (42,697)	$ 47,660

Net income(loss) allocated general partner	$ (431)	$ 481

Net income(loss) per BAC	$ (.02)	$ .02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 11

	2010	2009

Income
Interest income	$ 3,557	$ 374
Other income	12,381	10,530
	15,938	10,904

Share of income from Operating Partnerships(Note D)	1,191,654	-

Expenses

Professional Fees	19,508	22,847
Partnership management fee (Note C)	(26,623)	85,435
General and administrative expenses	5,888	8,678
	(1,227)	116,960

NET INCOME (LOSS)	$1,208,819	$(106,056)

Net income(loss) allocated to assignees	$1,196,731	$(104,995)

Net income(loss) allocated general partner	$ 12,088	$ (1,061)

Net income(loss) per BAC	$ .48	$ (.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 12

	2010	2009

Income
Interest income	$ 542	$ 259
Other income	11,914	15,329
	12,456	15,588

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	29,110	28,235
Partnership management fee (Note C)	50,057	57,081
General and administrative expenses	7,164	10,751
	86,331	96,067

NET INCOME (LOSS)	$ (73,875)	$ (80,479)

Net income(loss) allocated to assignees	$ (73,136)	$ (79,674)

Net income(loss) allocated general partner	$ (739)	$ (805)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 14

	2010	2009

Income
Interest income	$ 1,641	$ 753
Other income	34,051	30,342
	35,692	31,095

Share of income from Operating Partnerships(Note D)	73,862	58,703

Expenses

Professional Fees	44,812	51,413
Partnership management fee (Note C)	146,978	192,474
General and administrative expenses	12,637	19,436
	204,427	263,323

NET INCOME (LOSS)	$ (94,873)	$(173,525)

Net income(loss) allocated to assignees	$ (93,924)	$(171,790)

Net income(loss) allocated general partner	$ (949)	$ (1,735)

Net income(loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(19,059,586)	$(1,587,406)	$(20,646,992)

Distributions	(73,803)	(745)	(74,548)

Net income(loss)	864,190	8,729	872,919

Partners' capital (deficit), September 30, 2010	$(18,269,199)	$(1,579,422)	$(19,848,621)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2010	$ (84,506)	$ 84,506	$ -

Distributions	-	-	-

Net income(loss)	-	-	-

Partners' capital (deficit), September 30, 2010	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2010	$(5,873,550)	$ (397,549)	$(6,271,099)

Distributions	-	-	-

Net income(loss)	(122,784)	(1,240)	(124,024)

Partners' capital (deficit), September 30, 2010	$(5,996,334)	$ (398,789)	$(6,395,123)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2010	$ (1,792,024)	$ (214,983)	$ (2,007,007)

Distributions	(73,803)	(745)	(74,548)

Net income(loss)	(42,697)	(431)	(43,128)

Partners' capital (deficit), September 30, 2010	$ (1,908,524)	$ (216,159)	$ (2,124,683)

Series 11
Partners' capital (deficit) April 1, 2010	$ (1,645,055)	$ (233,470)	$ (1,878,525)

Distributions	-	-	-

Net income(loss)	1,196,731	12,088	1,208,819

Partners' capital (deficit), September 30, 2010	$ (448,324)	$ (221,382)	$ (669,706)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2010	$(3,522,015)	$ (289,243)	$(3,811,258)

Distributions	-	-	-

Net income(loss)	(73,136)	(739)	(73,875)

Partners' capital (deficit), September 30, 2010	$(3,595,151)	$ (289,982)	$(3,885,133)

Series 14
Partners' capital (deficit) April 1, 2010	$(6,142,436)	$ (536,667)	$(6,679,103)

Distributions	-	-	-

Net income(loss)	(93,924)	(949)	(94,873)

Partners' capital (deficit), September 30, 2010	$(6,236,360)	$ (537,616)	$(6,773,976)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ 872,919	$ (433,825)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,271,792)	(113,646)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(37,683)	7,500
Decrease (Increase) in other assets	1,800	(17,348)
(Decrease) Increase in accounts payable affiliates	32,559	432,026

Net cash (used in) provided by operating activities	(402,197)	(125,293)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,271,792	47,299

Net cash (used in) provided by investing activities	1,271,792	47,299

Cash flows from financing activity:

Distributions	(74,548)	-

Net cash (used in) provided by financing activity	(74,548)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	795,047	(77,994)

Cash and cash equivalents, beginning	1,418,207	1,228,984

Cash and cash equivalents, ending	$ 2,213,254	$ 1,150,990

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 7

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ -	$ (14,428)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(14,428)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(14,428)

Cash and cash equivalents, beginning	-	59,368

Cash and cash equivalents, ending	$ -	$ 44,940

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 9

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (124,024)	$ (107,478)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(21,750)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,492	61,696

Net cash (used in) provided by operating activities	(21,532)	(60,032)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	21,750

Net cash (used in) provided by investing activities	-	21,750

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,532)	(38,282)

Cash and cash equivalents, beginning	115,148	212,194

Cash and cash equivalents, ending	$ 93,616	$ 173,912

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 10

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (43,128)	$ 48,141
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(6,276)	(33,193)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,000)	-
Decrease (Increase) in other assets	-	(14,048)
(Decrease) Increase in accounts payable affiliates	48,444	57,848

Net cash (used in) provided by operating activities	(30,960)	58,748

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,276	-

Net cash (used in) provided by investing activities	6,276	-

Cash flows from financing activity:

Distributions	(74,548)	-

Net cash (used in) provided by financing activity	(74,548)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99,232)	58,748

Cash and cash equivalents, beginning	186,720	120,636

Cash and cash equivalents, ending	$ 87,488	$ 179,384

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 11

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ 1,208,819	$ (106,056)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,191,654)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	39,617	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(278,117)	47,332

Net cash (used in) provided by operating activities	(221,335)	(58,724)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,191,654	-

Net cash (used in) provided by investing activities	1,191,654	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	970,319	(58,724)

Cash and cash equivalents, beginning	603,898	246,366

Cash and cash equivalents, ending	$ 1,574,217	$ 187,642

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 12

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (73,875)	$ (80,479)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	71,544	75,084

Net cash (used in) provided by operating activities	(2,331)	(5,395)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,331)	(5,395)

Cash and cash equivalents, beginning	120,857	144,823

Cash and cash equivalents, ending	$ 118,526	$ 139,428

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 14

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (94,873)	$ (173,525)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(73,862)	(58,703)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(47,300)	-
Decrease (Increase) in other assets	1,800	(3,300)
(Decrease) Increase in accounts payable affiliates	88,196	190,066

Net cash (used in) provided by operating activities	(126,039)	(45,462)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	73,862	25,549

Net cash (used in) provided by investing activities	73,862	25,549

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,177)	(19,913)

Cash and cash equivalents, beginning	391,584	445,597

Cash and cash equivalents, ending	$ 339,407	$ 425,684

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2010

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2010 and for the six months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

Accounts payable - affiliates at September 30, 2010 and 2009 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	51,246	53,997
Series 10	24,222	28,700
Series 11	29,658	48,666
Series 12	34,887	37,542
Series 14	93,564	119,814

	$ 233,577	$ 288,719

The partnership management fee paid for the quarters ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	-	-
Series 14	-	-

	$ -	$ -

The partnership management fee paid for the six months ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	50,000
Series 10	-	-
Series 11	350,000	50,000
Series 12	-	-
Series 14	100,000	50,000

	$ 450,000	$ 150,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At September 30, 2010 and 2009 the Partnership had limited partnership interests in 133 and 150 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at September 30, 2010 and 2009 by series is as follows:
	2010	2009
Series 7	-	-
Series 9	24	25
Series 10	16	17
Series 11	16	20
Series 12	25	26
Series 14	52	62

	133	150

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at September 30, 2010 and 2009 by series are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,756

	$169,974	$169,997

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the six months ended September 30, 2010 the Partnership disposed of three Operating Partnerships and received additional proceeds from two Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for September 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	6,276	6,276
Series 11	-	1	1,191,654	1,191,654
Series 12	-	1	-	-
Series 14	-	1	73,862	73,862
Total	-	3	$1,271,792	$1,271,792

During the six months ended September 30, 2009 the Partnership disposed of three Operating Partnerships and received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for September 30, 2009 is as follows:

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2010.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 31,

(Unaudited)

	2010	2009

Revenues
Rental	$ 12,600,906	$ 14,625,827
Interest and other	328,156	350,771
	12,929,062	14,976,598

Expenses
Interest	2,069,117	2,555,247
Depreciation and amortization	3,110,047	3,793,468
Operating expenses	9,218,424	10,728,150
	14,397,588	17,076,865

NET LOSS	$(1,468,526)	$(2,100,267)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(1,453,841)	$(2,079,264)

Net loss allocated to other partners	$ (14,685)	$ (21,003)

*Amounts include $1,453,841 and $2,079,264 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 31,

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 31,
(Unaudited)

Series 9

	2010	2009

Revenues
Rental	$ 2,433,720	$ 2,652,012
Interest and other	63,025	65,251
	2,496,745	2,717,263

Expenses
Interest	397,675	482,821
Depreciation and amortization	631,185	685,892
Operating expenses	1,861,131	1,942,640
	2,889,991	3,111,353

NET LOSS	$ (393,246)	$ (394,090)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (389,314)	$ (390,149)

Net loss allocated to other partners	$ (3,932)	$ (3,941)

*Amounts include $389,314 and $390,149 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 31,
(Unaudited)

Series 10
	2010	2009

Revenues
Rental	$ 1,231,247	$ 1,471,239
Interest and other	26,461	28,562
	1,257,708	1,499,801

Expenses
Interest	186,711	241,267
Depreciation and amortization	311,749	386,724
Operating expenses	991,238	1,128,374
	1,489,698	1,756,365

NET LOSS	$ (231,990)	$ (256,564)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (229,670)	$ (253,999)

Net loss allocated to other partners	$ (2,320)	$ (2,565)

*Amounts include $229,670 and $253,999 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 31,
(Unaudited)

Series 11

	2010	2009

Revenues
Rental	$ 1,993,597	$ 2,516,572
Interest and other	37,135	64,296
	2,030,732	2,580,868

Expenses
Interest	314,652	410,283
Depreciation and amortization	508,926	732,188
Operating expenses	1,288,296	1,570,357
	2,111,874	2,712,828

NET LOSS	$ (81,142)	$ (131,960)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (80,331)	$ (130,640)

Net loss allocated to other partners	$ (811)	$ (1,320)

*Amounts include $80,331 and $130,640 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 31,
(Unaudited)

Series 12
	2010	2009

Revenues
Rental	$ 1,838,346	$ 1,904,235
Interest and other	87,897	37,523
	1,926,243	1,941,758

Expenses
Interest	313,832	298,890
Depreciation and amortization	419,846	443,729
Operating expenses	1,299,931	1,367,812
	2,033,609	2,110,431

NET LOSS	$ (107,366)	$ (168,673)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (106,292)	$ (166,986)

Net loss allocated to other partners	$ (1,074)	$ (1,687)

*Amounts include $106,292 and $166,986 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 31,
(Unaudited)

Series 14
	2010	2009

Revenues
Rental	$ 5,103,996	$ 6,081,769
Interest and other	113,638	155,139
	5,217,634	6,236,908

Expenses
Interest	856,247	1,121,986
Depreciation and amortization	1,238,341	1,544,935
Operating expenses	3,777,828	4,718,967
	5,872,416	7,385,888

NET LOSS	$ (654,782)	$(1,148,980)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (648,234)	$(1,137,490)

Net loss allocated to other partners	$ (6,548)	$ (11,490)

*Amounts include $648,234 and $1,137,490 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE E - TAXABLE LOSS

The taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Partnership has entered into an agreement to sell an interest in one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $335,364. The estimated gain on the sale of the Operating Partnership is $318,864, which is expected to be recognized in the third quarter of fiscal year 2011.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2010
(Unaudited)

NOTE H - PLAN OF LIQUIDATION

On March 3, 2010, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the "Plan." The Plan was approved by the BAC holders on July 1, 2010, and was adopted by the General Partner on July 1, 2010. Pursuant to the Plan, the General Partner is able to, without further action by the BAC holders:

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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sale proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees, and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to five years after the BAC holders approval of the Plan, which was July 1, 2010. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of September 30, 2010, the financial statements are presented assuming the Partnership will continue as a going concern.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2010 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the six months ended September 30, 2010 in the amount of $70,894. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended September 30, 2010 were $233,577 and total partnership management fees accrued as of September 30, 2010 were $21,643,596. During the quarter and six months ended September 30, 2010, $0 and $450,000 of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of September 30, 2010, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended September 30, 2010 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the six months ended September 30, 2010, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of September 30, 2010 the Partnership had $2,213,254 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	24	93,616
10	24,288,997	2,428,925	08/24/90	16	87,488
11	24,735,002	2,489,599	12/27/90	16	1,574,217
12	29,710,003	2,972,795	04/30/91	25	118,526
14	55,728,997	5,574,290	01/27/92	52	339,407

	$186,398,017	18,679,738		133	$2,213,254

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of September 30, 2010 are $93,616, $87,488, $1,574,217, $109,285 and $178,674, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of September 30, 2010 and 2009 the Partnership held limited partnership interests in 133 and 150 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2010 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 07	$ -	$ -	$ -	$ -
Series 09	46,826	4,420	92,672	9,820
Series 10	19,138	5,084	36,502	11,942
Series 11	(65,342)	95,000	(26,623)	98,506
Series 12	30,475	4,412	50,057	21,487
Series 14	70,315	23,249	146,978	41,218
	$ 101,412	$ 132,165	$ 299,586	$ 182,973

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of September 30, 2010 and 2009.

(Series 9)

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2010 and 2009, Series 9 reflects loss from Operating Partnerships of $(393,246) and $(394,090), respectively, which includes depreciation and amortization of $631,185 and $685,892, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Sunshine Apartments (Telluride Apartments) is a 50 unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the impacted units being condemned. Occupancy declined through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in repairs to put the down units back on-line. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. Through the first quarter 2010 the property continued to operate with low occupancy and as a result was unable to breakeven. As of March 2010, the property was 50% occupied. In May 2010 an inspection by the city's engineer identified serious mold issues at the property. The engineer provided a strong recommendation that all residents vacate the property within thirty days. Based on this recommendation, all residents have vacated the property and as of September 2010 the property was empty. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Sunshine Apartments LP. The mortgage, real estate tax and insurance payments are all current.

In November 2009, the operating general partner of Sunshine Apartments approved an agreement to sell the property to a third-party buyer and the transaction was scheduled to close in December 2010. However, the transaction is not moving forward since the buyer was unable to secure financing.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development, located in Porterville, CA. Through the fourth quarter of 2009, average physical occupancy remained strong at 100% but the property was still not able to breakeven. Through the third quarter of 2010, the property was 97% occupied. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

(Series 10)

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2010 and 2009, Series 10 reflects net loss from Operating Partnerships of $(231,990) and $(256,564), respectively, which includes depreciation and amortization of $311,749 and $386,724, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In October 2008, the investment general partner of Great Falls Properties LP approved an agreement to sell the property and the transaction closed in September 2009. The sales price for the property was $952,757, which includes the outstanding mortgage balance of approximately $852,757 and cash proceeds to the investment limited partners of $62,241. Of the total proceeds received, $14,048 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $33,193 were returned to cash reserves held by Series 10. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $33,193 as of September 30, 2009. The sale of the Operating Partnership has been recognized as of September 30, 2009, but the sale proceeds were received in October 2009.

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property operated below breakeven in 2009. Occupancy averaged 85% in 2009; however, it has increased to 92% through the third quarter of 2010. The property is operating below breakeven, but at a significantly lower level than in 2009. As a result of poor operations, the accounts payable balance continues to be an issue. The investment general partner will continue to prompt the operating general partner to fund the payables as needed. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11)

As of September 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2010 and 2009, Series 11 reflects net loss from Operating Partnerships of $(81,142) and $(131,960), respectively, which includes depreciation and amortization of $508,926 and $732,188, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In April 2008, the investment general partner of Aspen Square Limited Partnership approved an agreement to sell the property and the transaction closed on March 24, 2010. The sales price for the property was $2,160,915, which includes the outstanding mortgage balance of approximately $1,759,906 and cash proceeds to the investment limited partners of $398,848. Of the total proceeds received, $5,764 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $378,084 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $378,084 as of March 31, 2010.

In December 2009, the operating general partner of Coronado Housing entered into an agreement to sell the property and the transaction closed on February 10, 2010. The sales price of the property was $760,000, which includes the outstanding mortgage balance of approximately $0 and cash proceeds to the investment partnership of $468,251. Of the total proceeds received, $15,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $438,251 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $438,251 as of March 31, 2010.

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

In February 2010, the operating general partner of Crestwood RRH, Limited approved an agreement to sell the property to an unrelated third party and the transaction closed on July 28, 2010. The sales price for the property was $5,074,719, which includes the outstanding mortgage balance of approximately $2,682,530 and cash proceeds to the investment partnership of $1,372,271. Of the total proceeds received, $95,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $85,617 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,191,654 will be returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $1,191,654 as of September 30, 2010.

(Series 12)

As of September 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended September 30, 2010 and 2009, Series 12 reflects net loss from Operating Partnerships of $(107,366) and $(168,673), respectively, which includes depreciation and amortization of $419,846 and $443,729, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Turner Lane, LP (660 Turner Apartments) is a 24-unit property located in Ashburn, GA. In 2008, the property operated below breakeven for the year. The reasons for the deficit were low occupancy and insufficient rental revenue. In 2009, occupancy increased to average 87% for the year while ending the year at 96% with operations above breakeven status. As of September 2010, occupancy is 92% and the property is operating above breakeven. All real estate taxes, insurance and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Turner Lane, LP.

Lakeridge Apartments of Eufala, Ltd. (Lakeridge Apts.) is a 30-unit development located in Eufala, AL. The property is located in a rural area with a stagnant economy. The property had suffered from low occupancy through 2006 but began rebounding in early 2007 with a reissuance of Section 8 vouchers and aggressive marketing. In 2009, the property averaged 88% occupancy with operations well above breakeven. In 2010, occupancy was strong averaging 98% through the third quarter, with operations remaining above breakeven. The operating general partner's guarantee expired in 2001; however, they have continued to fund deficits as needed. All insurance, real estate tax and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Lakeridge Apartments of Eufala, Ltd.

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

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. In 2009, average occupancy was 92% and the property operated below breakeven due to high operating expenses. The high operating expenses were mainly maintenance expenses caused by increased turnover. Required building maintenance for the aging property also was a factor in the high expense level. At the end of the third quarter in 2010, occupancy was 83% and the property was operating above breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP. In late 2009 the property was refinanced with the money generated being used to update curb appeal for possible dispositions within the upcoming year.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. In 2009, occupancy improved to average 76%, but operations remained below breakeven. Management continues to update units as vacancies occur and funds are available. Occupancy was 68% as of September 30, 2010 and continues to hinder operations. This is the result of the property's advanced age, which has made it noncompetitive in the local rental market. According to the operating general partner, management continues to advertise in local newspapers and offer concessions in order to attract residents. However, management continues to lose residents to newer developments offering more space and superior amenity packages. Rents at the property are comparable to other properties in the area. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired.

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

The property was sold on December 15, 2009 without the approval or knowledge of the investment general partner.  The debt, land, rental assistance and insurance proceeds were all sold to a new entity that is re-syndicating the property at another location. The investment general partner is in the process of resolving the outstanding legal issues with the operating general partner and a formal agreement is anticipated by the end of the fourth quarter of 2010.

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

(Series 14)

As of September 30, 2010 and 2009 the average Qualified Occupancy for the series was 100% and 99.89%. The series had a total of 52 properties at September 30, 2010, of which 51 were at 100% Qualified Occupancy.

For the periods ended September 30, 2010 and 2009, Series 14 reflects net loss from Operating Partnerships of $(654,782) and $(1,148,980), respectively, which includes depreciation and amortization of $1,238,341 and $1,544,935 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Six (Cedar View Apartments) is a 32-unit senior complex located in Brinkley, Arkansas. The operating partnership receives the majority of its rental income from a Section 521 rental assistance agreement with Rural Development for 26 of the units. As a senior property, nearly all the residents receive only social security income. Occupancy in 2009 averaged 83%. However, occupancy increased significantly during 2010 and as of September 30, 2010 the property was 97% occupied. In July 2010, the property rehired a site manager who had previously managed the property for 7 years. Since returning, the site manager has increased occupancy from 78% in June to 97% in September. The site manager has excellent county and local connections. Her spouse is the chief of police and acts as a conduit for potential tenants. In addition, weekly ads are being run in local and surrounding area newspapers, and fliers have been distributed across town. Management also distributes fliers in neighboring towns in hopes of attracting more prospects. In 2009, the property operated below breakeven due to high operating expenses. These included high advertising costs, an increase in property taxes, utility increases including water and sewer rate hikes, and training expenses for additional staff. Through the third quarter of 2010 the property was operating above breakeven due to reduced administration, maintenance, and utility expenses. The investment limited partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. Taxes, insurance, mortgage payments, and required reserve deposits are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Six LP.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively, due to damages sustained during Hurricane Gustav. There was roof damage on all four buildings as well as interior damage to approximately fifteen units. In addition, the office and laundry room experienced some flooding. An insurance claim was submitted and proceeds of $414,250 were received. In addition, a total of $18,000 was received for lost rents. All repairs were completed as of August 2009 at which time all units were back on-line. Occupancy averaged 29% in 2009 and the property operated below breakeven. Occupancy continued at low levels during the first half of 2010, averaging 53% through June. According to the operating general partner, the low vacancy was due to a poor local economy and a lack of jobs and qualified applicants. The investment limited partner conducted a site visit in March 2010 which confirmed that there is very little industry/commerce in the area. A new manager was hired in June 2010 and she has been effective in leasing units. Occupancy ended the third quarter of 2010 at 96%. According to the operating general partner, the manager has been working weekends to lease units and reaching out to local businesses and the Chamber of Commerce in an effort to drive prospective tenants to the site. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

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

Wynnewood Village Apartments, Ltd. (Wynnewood Village Apartments) is a 16-unit family property located in Wynnewood, OK. Wynnewood is a small town where population and employment opportunities have been consistently declining in recent years. Consequently, Wynnewood Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. The management company has expanded marketing activities to include advertisements in surrounding towns and outreach to local agencies for referrals. These efforts helped increase occupancy to 94% in December 2009; however, occupancy remains a major issue as it averaged only 84% for the year. A rent increase granted from Rural Development effective January 1, 2009 was implemented and greatly improved the property's cash flow, but operations remained below breakeven in 2009. Insurance costs increased 45% in 2009 due to increased insurance claims made in both 2008 and 2009. The operating general partner renewed the policy in August 2010 with comparable rates to the prior year. As of August 2010, the property was 82% occupied and operating above breakeven. The operating general partner continues to fund deficits as needed. All taxes, mortgage and insurance payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. In 2009, occupancy averaged 94% with operations above breakeven primarily due to Rural Development approval of replacement reserve reimbursements. In addition, Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. However, occupancy has decreased to 77% as of September 2010 with operations below breakeven status. The operating general partner has placed a new property manager on the site in an effort to improve performance. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. Occupancy was 100% as of December 2009 and averaged 94% for the year. Despite strong occupancy, operations were below breakeven for the year due to increased maintenance and insurance costs. The majority of replacement costs have not been reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance costs increased 45% in 2009 due to increased insurance claims made in both 2008 and 2009. The operating general partner renewed the policy in August 2010 with comparable rates to the prior year. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven in 2010. However, employment opportunities in the area have been consistently declining. As a result, the average occupancy for 2010 has dropped to 79% with operations below breakeven status. The operating general partner has placed a new property manager on the site in an effort to improve performance. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

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

In February 2010, the operating general partner of Rainier Manor Associates LP approved an agreement to sell the property and the transaction closed on September 29, 2010. The sales price for the property was $3,300,000, which included the outstanding mortgage balance of approximately $3,293,443 and cash proceeds to the investment partnerships of $0. No proceeds were returned to cash reserves held by Series 14 and Series 15, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

In October 2009, the investment general partner transferred its interest in Derby Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,049,178 and cash proceeds to the investment limited partner of $720,000. Of the total proceeds received, $7,600 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $712,400 was returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $712,400 as of December 31, 2009.

In December 2009, the investment general partner transferred its interest in Amherst Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,509,804 and cash proceeds to the investment limited partner of $50,000. Of the total proceeds received, $500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $39,500 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $39,500 as of December 31, 2009.

In December 2009, the investment general partner transferred its interest in Four Oaks Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $855,453 and cash proceeds to the investment limited partner of $93,940. Of the total proceeds received, $5,075 represents reporting fees due to an affiliate of the investment partnership; $10,050 represents a credit recovery loan due to the investment limited partner and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $81,365 were returned to cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $81,365 as of December 31, 2009.

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

In December 2009, the operating general partner of Village Terrace Limited Partnership entered into an agreement to sell the property and the transaction closed on January 8, 2010. The sales price of the property was $1,185,000, which includes the outstanding mortgage balance of approximately $568,565 and cash proceeds to the investment partnership of $334,852. Of the total proceeds received, $112,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $207,852 were returned to cash reserves held by Series 14. In February 2010, additional sale proceeds of $3,056 were received and returned to the cash reserves held by Series 14. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $210,908 as of March 31, 2010. In June 2010, the investment partnership received its share of the proceeds from the liquidation of the Operating Partnership's cash accounts in the amount of $12,688 which was returned to the cash reserves held by Series 14.

Wesley Village Associates (Wesley Village Apartments) is a 36-unit apartment complex located in Martinsburg, West Virginia. The property operated below breakeven through the third quarter of 2010. The property experienced a number of move-outs that resulted in increased administrative and maintenance expenses. Management indicated that there are new properties in the area that include more amenities for the same amount of rent. These communities have been actively marketing to the residents at Wesley Village, and some are offering attractive concessions. Management tried to work with the residents to keep them from moving, but they typically were unable to match the concessions. Additionally, a few residents were evicted due to non-payment of rent. Despite the turnover, occupancy remained strong at quarter end as the staff was able to quickly find new residents. The property was 94% occupied as of September 30, 2010. All taxes, insurance, and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Wesley Village Associates.

Lexington Park Spring Limited Partnership ("Spring Valley") is a 128-unit apartment community located in Lexington Park, Maryland. The apartment community began operations in November 1992. Average occupancy in 2008 was 94% and the property operated above breakeven. In 2009 the property's operations suffered considerably, as operations were below breakeven, and average occupancy was 77%. Due to a large number of problem tenants, management began to clean up the tenant profile in 2009, leading to an increase in operating costs and higher vacancy. Management has since made positive strides in increasing occupancy and reducing operating costs. As of September 30, 2010, occupancy was 90%. Despite a positive turnaround in operations, the property is operating below breakeven through September 2010. All taxes, insurance, and mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Lexington Park Spring Limited Partnership.

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania. The property operated below breakeven through the third quarter of 2010 with occupancy at 80% as of September 2010. Section 8 voucher holders occupy twenty-four of the thirty units. The primary cause of the property's negative cash flow is low rental rates. The Section 8 voucher rent is $200 less per month than the market rate for tax credit units, as determined by Rural Development. In the past, Rural Development allowed the operating general partner to allocate funds in the annual budget to cover the difference between the Section 8 contract amounts and the market rate for tax credit units. At the end of 2009, Rural Development indicated that the operating general partner could only allocate about 25% of the funds needed to cover the gap between the Section 8 contract rents and the market rate for tax credit units. The property is also located in a small rural town and finding new residents without Section 8 vouchers has proven to be difficult. The regional manager is running weekly advertisements in the local newspaper and soliciting applicants at the Section 8 office. They continue to market on-line and are offering a small fee for a resident referral. The operating general partner has funded the deficit with operating cash and is willing to advance funds as necessary. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The adoption of this guidance does not have a material impact on the Partnership's financial condition or results of operations.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: November 15, 2010	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.