Form 10-Q
period 2010-12-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2011-02-14
CIK 853566

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

or

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

BOSTON CAPITAL TAX CREDIT FUND II L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED December 31, 2010

TABLE OF CONTENTS

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED DECEMBER 31,2010

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 07 5

Condensed Balance Sheets Series 09 6

Condensed Balance Sheets Series 10 7

Condensed Balance Sheets Series 11 8

Condensed Balance Sheets Series 12 9

Condensed Balance Sheets Series 14 10

CONDENSED Three MONTHS ENDED December 31 11

Condensed Statements of Operations Series 07 12

Condensed Statements of Operations Series 09 13

Condensed Statements of Operations Series 10 14

Condensed Statements of Operations Series 11 15

Condensed Statements of Operations Series 12 16

Condensed Statements of Operations Series 14 17

CONDENSED NINE MONTHS ENDED December 31 18

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

Condensed Statements of Cash Flows Series 09 31

Condensed Statements of Cash Flows Series 10 32

Condensed Statements of Cash Flows Series 11 33

Condensed Statements of Cash Flows Series 12 34

Condensed Statements of Cash Flows Series 14 35

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 2,248,819	$ 1,418,207
Other assets	3,300	5,100
	$ 2,252,119	$ 1,423,307

LIABILITIES
Accounts payable	$ 108,217	$ 136,100
Accounts payable affiliates (Note C)	21,740,045	21,764,225
Capital contributions payable (Note D)	169,974	169,974
	22,018,236	22,070,299
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 18,679,738 issued and 18,678,038 outstanding	(18,187,520)	(19,059,586)

General Partner	(1,578,597)	(1,587,406)
	(19,766,117)	(20,646,992)
	$ 2,252,119	$ 1,423,307

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 7

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ -	$ -
Other assets	-	-
	$ -	$ -

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 1,036,100 issued and outstanding	(84,506)	(84,506)

General Partner	84,506	84,506
	-	-
	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 9

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 75,613	$ 115,148
Other assets	-	-
	$ 75,613	$ 115,148

LIABILITIES

Accounts payable	$ -	$ -
Accounts payable affiliates (Note C)	6,539,985	6,386,247
Capital contributions payable (Note D)	-	-
	6,539,985	6,386,247

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 4,178,029 issued and 4,177,329 outstanding	(6,064,890)	(5,873,550)

General Partner	(399,482)	(397,549)

	(6,464,372)	(6,271,099)
	$ 75,613	$ 115,148

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 10

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 80,837	$ 186,720
Other assets	-	-
	$ 80,837	$ 186,720
LIABILITIES

Accounts payable	$ -	$ 30,000
Accounts payable affiliates (Note C)	2,236,393	2,163,727
Capital contributions payable (Note D)	-	-
	2,236,393	2,193,727

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,428,925 issued and 2,427,925 outstanding	(1,939,088)	(1,792,024)

General Partner	(216,468)	(214,983)
	(2,155,556)	(2,007,007)
	$ 80,837	$ 186,720

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 11

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 1,303,979	$ 603,898
Other assets	-	-
	$ 1,303,979	$ 603,898

LIABILITIES
Accounts payable	$ 85,617	$ 46,000
Accounts payable affiliates (Note C)	1,900,464	2,436,423
Capital contributions payable (Note D)	-	-
	1,986,081	2,482,423

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,489,599 issued and outstanding	(460,596)	(1,645,055)

General Partner	(221,506)	(233,470)
	(682,102)	(1,878,525)
	$ 1,303,979	$ 603,898

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 12

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 453,228	$ 120,857
Other assets	-	-
	$ 453,228	$ 120,857

LIABILITIES

Accounts payable	$ 22,500	$ 7,500
Accounts payable affiliates (Note C)	4,021,125	3,915,374
Capital contributions payable (Note D)	9,241	9,241
	4,052,866	3,932,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 2,972,795 issued and outstanding	(3,312,511)	(3,522,015)

General Partner	(287,127)	(289,243)
	(3,599,638)	(3,811,258)
	$ 453,228	$ 120,857

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED BALANCE SHEETS

Series 14

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Cash and cash equivalents	$ 335,162	$ 391,584
Other assets	3,300	5,100
	$ 338,462	$ 396,684

LIABILITIES

Accounts payable	$ 100	$ 52,600
Accounts payable affiliates (Note C)	7,042,078	6,862,454
Capital contributions payable (Note D)	160,733	160,733
	7,202,911	7,075,787

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 20,000,000 authorized BACs; 5,574,290 issued and outstanding	(6,325,929)	(6,142,436)

General Partner	(538,520)	(536,667)
	(6,864,449)	(6,679,103)
	$ 338,462	$ 396,684

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 3,856	$ 865
Other income	52	6
	3,908	871

Share of income from Operating Partnerships(Note D)	355,089	1,914,084

Expenses

Professional Fees	52,242	20,225
Partnership management fee (Note C)	184,928	226,658
General and administrative expenses	39,325	38,096
	276,495	284,979

NET INCOME(LOSS)	$ 82,502	$ 1,629,976

Net income(loss) allocated to assignees	$ 81,677	$ 1,613,677

Net income(loss) allocated to general partner	$ 825	$ 16,299

Net income(loss) per BAC	$ .00	$ .09

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 7

	2010	2009

Income
Interest income	$ -	$ 17
Other income	-	-
	-	17

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	-	912
Partnership management fee (Note C)	-	-
General and administrative expenses	-	2,595
	-	3,507

NET INCOME(LOSS)	$ -	$(3,490)

Net income(loss) allocated to assignees	$ -	$(3,455)

Net income(loss) allocated to general partner	$ -	$ (35)

Net income(loss) per BAC	$ -	$ (.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 9

	2010	2009

Income
Interest income	$ 141	$ 87
Other income	-	-
	141	87

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	9,856	3,826
Partnership management fee (Note C)	51,246	55,098
General and administrative expenses	8,289	6,839
	69,391	65,763

NET INCOME(LOSS)	$ (69,250)	$ (65,676)

Net income(loss) allocated to assignees	$ (68,558)	$ (65,019)

Net income(loss) allocated to general partner	$ (692)	$ (657)

Net income(loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 10

	2010	2009

Income
Interest income	$ 137	$ 282
Other income	-	-
	137	282

Share of income from Operating Partnerships(Note D)	-	823,846

Expenses

Professional Fees	9,817	3,871
Partnership management fee (Note C)	15,472	23,561
General and administrative expenses	5,721	5,107
	31,010	32,539

NET INCOME(LOSS)	$ (30,873)	$ 791,589

Net income(loss) allocated to assignees	$ (30,564)	$ 783,673

Net income(loss) allocated to general partner	$ (309)	$ 7,916

Net income(loss) per BAC	$ (.01)	$ .32

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 11

	2010	2009

Income
Interest income	$ 2,419	$ 101
Other income	6	6
	2,425	107

Share of income from Operating Partnerships(Note D)	25,982	62,595

Expenses

Professional Fees	10,272	3,453
Partnership management fee (Note C)	24,896	32,461
General and administrative expenses	5,636	5,074
	40,804	40,988

NET INCOME(LOSS)	$ (12,397)	$ 21,714

Net income(loss) allocated to assignees	$ (12,273)	$ 21,497

Net income(loss) allocated to general partner	$ (124)	$ 217

Net income(loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 12

	2010	2009

Income
Interest income	$ 568	$ 85
Other income	-	-
	568	85

Share of income from Operating Partnerships(Note D)	329,107	-

Expenses

Professional Fees	11,925	3,461
Partnership management fee (Note C)	25,207	37,542
General and administrative expenses	7,049	6,288
	44,181	47,291

NET INCOME(LOSS)	$ 285,494	$ (47,206)

Net income(loss) allocated to assignees	$ 282,639	$ (46,734)

Net income(loss) allocated to general partner	$ 2,855	$ (472)

Net income(loss) per BAC	$ .10	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 14

	2010	2009

Income
Interest income	$ 591	$ 293
Other income	46	-
	637	293

Share of income from Operating Partnerships(Note D)	-	1,027,643

Expenses

Professional Fees	10,372	4,702
Partnership management fee (Note C)	68,107	77,996
General and administrative expenses	12,630	12,193
	91,109	94,891

NET INCOME(LOSS)	$ (90,472)	$ 933,045

Net income(loss) allocated to assignees	$ (89,567)	$ 923,715

Net income(loss) allocated to general partner	$ (905)	$ 9,330

Net income(loss) per BAC	$ (.02)	$ .17

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 10,534	$ 2,923
Other income	70,946	136,220
	81,480	139,143

Share of income from Operating Partnerships(Note D)	1,626,881	2,027,730

Expenses

Professional Fees	189,313	177,237
Partnership management fee (Note C)	484,514	690,743
General and administrative expenses	79,111	102,736
	752,938	970,716

NET INCOME (LOSS)	$ 955,423	$ 1,196,157

Net income(loss) allocated to assignees	$ 945,869	$ 1,184,196

Net income(loss) allocated general partner	$ 9,554	$ 11,961

Net income(loss) per BAC	$ .05	$ .06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 7

	2010	2009

Income
Interest income	$ -	$ 110
Other income	-	-
	-	110

Share of income from Operating Partnerships(Note D)	-	-

Expenses

Professional Fees	-	9,964
Partnership management fee (Note C)	-	-
General and administrative expenses	-	8,061
	-	18,025

NET INCOME (LOSS)	$ -	$(17,915)

Net income(loss) allocated to assignees	$ -	$(17,736)

Net income(loss) allocated general partner	$ -	$ (179)

Net income(loss) per BAC	$ -	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2010	2009

Income
Interest income	$ 583	$ 415
Other income	1,367	2,418
	1,950	2,833

Share of income from Operating Partnerships(Note D)	-	21,750

Expenses

Professional Fees	35,202	29,112
Partnership management fee (Note C)	143,918	150,572
General and administrative expenses	16,103	18,053
	195,223	197,737

NET INCOME (LOSS)	$ (193,273)	$ (173,154)

Net income(loss) allocated to assignees	$ (191,340)	$ (171,422)

Net income(loss) allocated general partner	$ (1,933)	$ (1,732)

Net income(loss) per BAC	$ (.05)	$ (.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2010	2009

Income
Interest income	$ 632	$ 532
Other income	11,181	77,595
	11,813	78,127

Share of income from Operating Partnerships(Note D)	6,276	857,039

Expenses

Professional Fees	28,110	24,049
Partnership management fee (Note C)	51,974	57,182
General and administrative expenses	12,006	14,205
	92,090	95,436

NET INCOME (LOSS)	$ (74,001)	$ 839,730

Net income(loss) allocated to assignees	$ (73,261)	$ 831,333

Net income(loss) allocated general partner	$ (740)	$ 8,397

Net income(loss) per BAC	$ (.03)	$ .34

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2010	2009

Income
Interest income	$ 5,976	$ 475
Other income	12,387	10,536
	18,363	11,011

Share of income from Operating Partnerships(Note D)	1,217,636	62,595

Expenses

Professional Fees	29,781	26,301
Partnership management fee (Note C)	(1,727)	117,896
General and administrative expenses	11,522	13,751
	39,576	157,948

NET INCOME (LOSS)	$1,196,423	$ (84,342)

Net income(loss) allocated to assignees	$1,184,459	$ (83,499)

Net income(loss) allocated general partner	$ 11,964	$ (843)

Net income(loss) per BAC	$ .48	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2010	2009

Income
Interest income	$ 1,111	$ 345
Other income	11,914	15,329
	13,025	15,674

Share of income from Operating Partnerships(Note D)	329,107	-

Expenses

Professional Fees	41,036	31,696
Partnership management fee (Note C)	75,264	94,623
General and administrative expenses	14,212	17,038
	130,512	143,357

NET INCOME (LOSS)	$ 211,620	$(127,683)

Net income(loss) allocated to assignees	$ 209,504	$(126,406)

Net income(loss) allocated general partner	$ 2,116	$ (1,277)

Net income(loss) per BAC	$ .07	$ (.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2010	2009

Income
Interest income	$ 2,232	$ 1,046
Other income	34,097	30,342
	36,329	31,388

Share of income from Operating Partnerships(Note D)	73,862	1,086,346

Expenses

Professional Fees	55,184	56,115
Partnership management fee (Note C)	215,085	270,470
General and administrative expenses	25,268	31,628
	295,537	358,213

NET INCOME (LOSS)	$(185,346)	$ 759,521

Net income(loss) allocated to assignees	$(183,493)	$ 751,926

Net income(loss) allocated general partner	$ (1,853)	$ 7,595

Net income(loss) per BAC	$ (.03)	$ .13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(19,059,586)	$(1,587,406)	$(20,646,992)

Distributions	(73,803)	(745)	(74,548)

Net income(loss)	945,869	9,554	955,423

Partners' capital (deficit), December 31, 2010	$(18,187,520)	$(1,578,597)	$(19,766,117)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 7
Partners' capital (deficit) April 1, 2010	$ (84,506)	$ 84,506	$ -

Distributions	-	-	-

Net income(loss)	-	-	-

Partners' capital (deficit), December 31, 2010	$ (84,506)	$ 84,506	$ -

Series 9
Partners' capital (deficit) April 1, 2010	$(5,873,550)	$ (397,549)	$(6,271,099)

Distributions	-	-	-

Net income(loss)	(191,340)	(1,933)	(193,273)

Partners' capital (deficit), December 31, 2010	$(6,064,890)	$ (399,482)	$(6,464,372)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 10
Partners' capital (deficit) April 1, 2010	$ (1,792,024)	$ (214,983)	$ (2,007,007)

Distributions	(73,803)	(745)	(74,548)

Net income(loss)	(73,261)	(740)	(74,001)

Partners' capital (deficit), December 31, 2010	$ (1,939,088)	$ (216,468)	$ (2,155,556)

Series 11
Partners' capital (deficit) April 1, 2010	$ (1,645,055)	$ (233,470)	$ (1,878,525)

Distributions	-	-	-

Net income(loss)	1,184,459	11,964	1,196,423

Partners' capital (deficit), December 31, 2010	$ (460,596)	$ (221,506)	$ (682,102)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 12
Partners' capital (deficit) April 1, 2010	$(3,522,015)	$ (289,243)	$(3,811,258)

Distributions	-	-	-

Net income(loss)	209,504	2,116	211,620

Partners' capital (deficit), December 31, 2010	$(3,312,511)	$ (287,127)	$(3,599,638)

Series 14
Partners' capital (deficit) April 1, 2010	$(6,142,436)	$ (536,667)	$(6,679,103)

Distributions	-	-	-

Net income(loss)	(183,493)	(1,853)	(185,346)

Partners' capital (deficit), December 31, 2010	$(6,325,929)	$ (538,520)	$(6,864,449)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ 955,423	$ 1,196,157
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,626,881)	(2,027,730)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(27,883)	92,600
Decrease (Increase) in other assets	1,800	(17,325)
(Decrease) Increase in accounts payable affiliates	(24,180)	(1,069,884)

Net cash (used in) provided by operating activities	(721,721)	(1,826,182)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(23)
Proceeds from the disposition of Operating Partnerships	1,626,881	1,965,135

Net cash (used in) provided by investing activities	1,626,881	1,965,112

Cash flows from financing activity:

Distributions	(74,548)	-

Net cash (used in) provided by financing activity	(74,548)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	830,612	138,930

Cash and cash equivalents, beginning	1,418,207	1,228,984

Cash and cash equivalents, ending	$ 2,248,819	$ 1,367,914

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ 173,840

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 7

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ -	$ (17,915)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(41,453)

Net cash (used in) provided by operating activities	-	(59,368)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(59,368)

Cash and cash equivalents, beginning	-	59,368

Cash and cash equivalents, ending	$ -	$ -

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ 173,840

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 9

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (193,273)	$ (173,154)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(21,750)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,738	87,544

Net cash (used in) provided by operating activities	(39,535)	(107,360)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	21,750

Net cash (used in) provided by investing activities	-	21,750

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,535)	(85,610)

Cash and cash equivalents, beginning	115,148	212,194

Cash and cash equivalents, ending	$ 75,613	$ 126,584

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 10

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (74,001)	$ 839,730
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(6,276)	(857,039)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,000)	30,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	72,666	(796,736)

Net cash (used in) provided by operating activities	(37,611)	(784,045)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,276	857,039

Net cash (used in) provided by investing activities	6,276	857,039

Cash flows from financing activity:

Distributions	(74,548)	-

Net cash (used in) provided by financing activity	(74,548)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(105,883)	72,994

Cash and cash equivalents, beginning	186,720	120,636

Cash and cash equivalents, ending	$ 80,837	$ 193,630

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 11

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ 1,196,423	$ (84,342)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,217,636)	(62,595)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	39,617	-
Decrease (Increase) in other assets	-	(14,025)
(Decrease) Increase in accounts payable affiliates	(535,959)	65,998

Net cash (used in) provided by operating activities	(517,555)	(94,964)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,217,636	-

Net cash (used in) provided by investing activities	1,217,636	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	700,081	(94,964)

Cash and cash equivalents, beginning	603,898	246,366

Cash and cash equivalents, ending	$ 1,303,979	$ 151,402

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 12

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ 211,620	$ (127,683)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(329,107)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	105,751	112,626

Net cash (used in) provided by operating activities	3,264	(15,057)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	329,107	-

Net cash (used in) provided by investing activities	329,107	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	332,371	(15,057)

Cash and cash equivalents, beginning	120,857	144,823

Cash and cash equivalents, ending	$ 453,228	$ 129,766

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 14

	2010	2009
Cash flows from operating activities:

Net Income(loss)	$ (185,346)	$ 759,521
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(73,862)	(1,086,346)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(52,500)	62,600
Decrease (Increase) in other assets	1,800	(3,300)
(Decrease) Increase in accounts payable affiliates	179,624	(497,863)

Net cash (used in) provided by operating activities	(130,284)	(765,388)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(23)
Proceeds from the disposition of Operating Partnerships	73,862	1,086,346

Net cash (used in) provided by investing activities	73,862	1,086,323

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,422)	320,935

Cash and cash equivalents, beginning	391,584	445,597

Cash and cash equivalents, ending	$ 335,162	$ 766,532

Supplemental schedule of noncash investing and financing activities:

The Partnership has applied accounts payable as a general partner capital contribution.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2010

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

Pursuant to the Securities Act of 1933, the Partnership filed a Form S-11
Registration Statement with the Securities and Exchange Commission, effective
October 25, 1989, which covered the offering (the "Public Offering") of the
Partnership's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Partnership registered
20,000,000 BACs at $10 per BAC for sale to the public in six series. The
Partnership sold 1,036,100 of Series 7 BACs, 4,178,029 of Series 9 BACs,
2,428,925 of Series 10 BACs, 2,489,599 of Series 11 BACs, 2,972,795 of Series
12 BACs, and 5,574,290 of Series 14 BACs. As of December 31, 2010 1,036,100 BACs in Series 7, 4,177,329 BACs in Series 9, 2,427,925 BACs in Series 10, 2,489,599 BACs in Series 11, 2,972,795 BACs in Series 12, and 5,574,290 BACs in Series 14 are outstanding. The Partnership issued the last BACs in Series 14 on January 27, 1992. This concluded the Public Offering of the Partnership.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2010 and for the nine months then ended have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. No BACs with respect to Series 8 and Series 13 were offered. The Partnership accounts for its investments in Operating Partnerships using the equity method, whereby the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

Accounts payable - affiliates at December 31, 2010 and 2009 represents accrued general and administrative expenses, accrued partnership management fees, and advances from an affiliate of the general partner, which are payable to Boston Capital Holdings, L.P. and Boston Capital Asset Management Limited
Partnership.

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

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The partnership management fee accrued for the quarters ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	51,246	55,848
Series 10	24,222	25,416
Series 11	29,658	48,666
Series 12	34,207	37,542
Series 14	91,428	112,071

	$ 230,761	$ 279,543

The partnership management fee paid for the quarters ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	30,000
Series 10	-	880,000
Series 11	287,500	30,000
Series 12	-	-
Series 14	-	800,000

	$ 287,500	$ 1,740,000

The partnership management fee paid for the nine months ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	80,000
Series 10	-	880,000
Series 11	637,500	80,000
Series 12	-	-
Series 14	100,000	850,000

	$ 737,500	$ 1,890,000

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At December 31, 2010 and 2009 the Partnership had limited partnership interests in 132 and 140 Operating Partnerships, respectively, which own apartment complexes. The number of Operating Partnerships in which the Partnership had limited partnership interests at December 31, 2010 and 2009 by series is as follows:
	2010	2009
Series 7	-	-
Series 9	24	24
Series 10	16	16
Series 11	16	19
Series 12	24	26
Series 14	52	55

	132	140

Under the terms of the Partnership's investment in each Operating Partnership, the Partnership is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The contributions payable at December 31, 2010 and 2009 by series are as follows:
	2010	2009
Series 7	$ -	$ -
Series 9	-	-
Series 10	-	-
Series 11	-	-
Series 12	9,241	9,241
Series 14	160,733	160,733

	$169,974	$169,974

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - Continued

During the nine months ended December 31, 2010 the Partnership disposed of four Operating Partnerships and received additional proceeds from three Operating Partnerships disposed of in the prior year. A summary of the dispositions by Series for December 31, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 7	-	-	$-	$-
Series 9	-	-	-	-
Series 10	-	-	6,276	6,276
Series 11	-	1	1,217,636	1,217,636
Series 12	-	2	329,107	329,107
Series 14	-	1	73,862	73,862
Total	-	4	$1,626,881	$1,626,881

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

The Partnership's fiscal year ends March 31 of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership agreement, financial results for each of the Operating Partnerships are provided to the Partnership within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2010.

Boston Capital Tax Credit Fund II Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

	2010	2009

Revenues
Rental	$ 18,641,068	$ 21,538,079
Interest and other	485,629	552,443
	19,126,697	22,090,522

Expenses
Interest	3,064,645	3,664,862
Depreciation and amortization	4,587,381	5,549,267
Operating expenses	13,611,590	15,561,683
	21,263,616	24,775,812

NET LOSS	$(2,136,919)	$(2,685,290)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$(2,115,550)	$(2,658,437)

Net loss allocated to other partners	$ (21,369)	$ (26,853)

*Amounts include $2,115,550 and $2,658,437 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

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

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 9

	2010	2009

Revenues
Rental	$ 3,592,324	$ 3,851,474
Interest and other	90,543	99,136
	3,682,867	3,950,610

Expenses
Interest	590,226	692,304
Depreciation and amortization	965,971	967,450
Operating expenses	2,765,085	2,839,002
	4,321,282	4,498,756

NET LOSS	$ (638,415)	$ (548,146)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (632,031)	$ (542,665)

Net loss allocated to other partners	$ (6,384)	$ (5,481)

*Amounts include $632,031 and $542,665 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 10
	2010	2009

Revenues
Rental	$ 1,852,861	$ 2,026,988
Interest and other	37,721	43,447
	1,890,582	2,070,435

Expenses
Interest	279,700	329,550
Depreciation and amortization	460,673	539,320
Operating expenses	1,470,711	1,575,389
	2,211,084	2,444,259

NET LOSS	$ (320,502)	$ (373,824)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (317,297)	$ (370,086)

Net loss allocated to other partners	$ (3,205)	$ (3,738)

*Amounts include $317,297 and $370,086 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 11

	2010	2009

Revenues
Rental	$ 2,821,874	$ 3,755,902
Interest and other	53,609	133,462
	2,875,483	3,889,364

Expenses
Interest	451,937	606,922
Depreciation and amortization	706,938	1,090,614
Operating expenses	1,828,672	2,389,606
	2,987,547	4,087,142

NET LOSS	$ (112,064)	$ (197,778)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (110,943)	$ (195,800)

Net loss allocated to other partners	$ (1,121)	$ (1,978)

*Amounts include $110,943 and $195,800 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 12
	2010	2009

Revenues
Rental	$ 2,713,415	$ 2,879,981
Interest and other	135,077	55,141
	2,848,492	2,935,122

Expenses
Interest	471,008	446,924
Depreciation and amortization	602,820	681,758
Operating expenses	1,914,688	2,059,904
	2,988,516	3,188,586

NET LOSS	$ (140,024)	$ (253,464)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (138,624)	$ (250,929)

Net loss allocated to other partners	$ (1,400)	$ (2,535)

*Amounts include $138,624 and $250,929 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 14
	2010	2009

Revenues
Rental	$ 7,660,594	$ 9,023,734
Interest and other	168,679	221,257
	7,829,273	9,244,991

Expenses
Interest	1,271,774	1,589,162
Depreciation and amortization	1,850,979	2,270,125
Operating expenses	5,632,434	6,697,782
	8,755,187	10,557,069

NET LOSS	$ (925,914)	$(1,312,078)

Net loss allocated to Boston Capital Tax Credit Fund II Limited Partnership*	$ (916,655)	$(1,298,957)

Net loss allocated to other partners	$ (9,259)	$ (13,121)

*Amounts include $916,655 and $1,298,957 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
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
December 31, 2010
(Unaudited)

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
    make liquidating distributions in cancellation of the BACs;
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

Since the approval of the Plan by the BAC holders, we have continued to seek to sell the assets of the Partnership and use the sale proceeds and/or other Partnership funds to pay all expenses in connection with such sales, pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees, and unpaid loans to the General Partner, and distribute the remaining assets as set forth in the Partnership Agreement. We expect to complete the sale of the apartment complexes approximately three to five years after the BAC holders approval of the Plan, which was July 1, 2010. However, because of numerous uncertainties, the liquidation may take longer or shorter than expected, and the final liquidating distribution may occur months after all of the apartment complexes have been sold. Because the liquidation of the Partnership was not imminent, as of December 31, 2010, the financial statements are presented assuming the Partnership will continue as a going concern.

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

Liquidity

The Partnership's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2010 or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested. These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership. The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Partnership has recognized other income for the nine months ended December 31, 2010 in the amount of $70,946. The balance represents distributions received from Operating Partnerships, which the Partnership normally records as a decrease in the Investment in Operating Partnerships. Due to the equity method of accounting, the Partnership has recorded these distributions as other income.

The Partnership is currently accruing the partnership management fee.  Partnership management fees accrued during the quarter ended December 31, 2010 were $230,761 and total partnership management fees accrued as of December 31, 2010 were $21,586,857. During the quarter and nine months ended December 31, 2010, $287,500 and $737,500 of accrued partnership management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Partnership's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Partnership.  The Partnership is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Partnership.

As of December 31, 2010, an affiliate of the general partner of the Partnership advanced a total of $153,188, on behalf of series 12, to pay some operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended December 31, 2010 the Partnership did not receive any advances.

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships. During the nine months ended December 31, 2010, no payments were made to an affiliate of the general partner.

Capital Resources

The Partnership offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on October 25, 1989. The Partnership received and accepted subscriptions for $186,337,017 representing 18,679,738 BACs from investors admitted as BAC holders in Series 7 through Series 14 of the Partnership.

As of December 31, 2010 the Partnership had $2,248,819 remaining in cash and cash equivalents. Below is a table, which provides, by series, the equity raised, number of BACs sold, final date BACs were offered, number of properties acquired, and cash and cash equivalents.
Series	Equity	BACs Sold	Final Close Date	Number of Properties	Cash and Cash Equivalents
7	$ 10,361,000	1,036,100	12/29/89	-	$ -
9	41,574,018	4,178,029	05/04/90	24	75,613
10	24,288,997	2,428,925	08/24/90	16	80,837
11	24,735,002	2,489,599	12/27/90	16	1,303,979
12	29,710,003	2,972,795	04/30/91	24	453,228
14	55,728,997	5,574,290	01/27/92	52	335,162

	$186,398,017	18,679,738		132	$2,248,819

Reserve balances are remaining proceeds less outstanding capital contribution obligations, which have not been advanced or loaned to the Operating Partnerships. The reserve balances for Series 9,10,11,12 and 14 as of December 31, 2010 are $75,613, $80,837, $1,303,979, $443,987 and $174,429, respectively.

(Series 8) No BACs with respect to Series 8 were offered.

(Series 13) No BACs with respect to Series 13 were offered.

Results of Operations

As of December 31, 2010 and 2009 the Partnership held limited partnership interests in 132 and 140 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

The Partnership incurs an annual partnership management fee to the general partner of the Partnership and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid by the Operating Partnerships. The partnership management fees incurred net of reporting fees and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2010 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 07	$ -	$ -	$ -	$ -
Series 09	51,246	-	143,918	9,820
Series 10	15,472	8,750	51,974	20,692
Series 11	24,896	4,762	(1,727)	103,268
Series 12	25,207	9,000	75,264	30,487
Series 14	68,107	23,321	215,085	64,539
	$ 184,928	$ 45,833	$ 484,514	$ 228,806

The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested. The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

(Series 7)

The series did not have any properties as of December 31, 2010 and 2009.

(Series 9)

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2010 and 2009, Series 9 reflects loss from Operating Partnerships of $(638,415) and $(548,146), respectively, which includes depreciation and amortization of $965,971 and $967,450, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Sunshine Apartments (Telluride Apartments) is a 50-unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the impacted units being condemned. Occupancy declined through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in repairs to put the down units back on-line. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. Through the first quarter 2010 the property continued to operate with low occupancy and as a result was unable to breakeven. In May 2010 an inspection by the city's engineer identified serious mold issues at the property. The engineer provided a strong recommendation that all residents vacate the property within thirty days. Based on this recommendation, all residents had vacated the property and as of December 31, 2010 the property remained empty. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Sunshine Apartments LP. The mortgage, real estate tax and insurance payments are all current.

In November 2009, the operating general partner of Sunshine Apartments approved an agreement to sell the property to a third-party buyer and the transaction was scheduled to close in December 2010. However, the transaction is not moving forward since the buyer was unable to secure financing.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA. The property has historically operated with high occupancy. Through the fourth quarter of 2010, the property continued to maintain strong occupancy and as of December 31, 2010 occupancy was 97%. However, despite the continued strong occupancy, the property is operating below breakeven. To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low. The low rents have resulted in the below breakeven operations. The management agent continues to market the available units to the housing authority as well as performing various outreach efforts to attract qualified residents. The operating general partner continues to fund the Operating Partnership as needed. The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

(Series 10)

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2010 and 2009, Series 10 reflects net loss from Operating Partnerships of $(320,502) and $(373,824), respectively, which includes depreciation and amortization of $460,673 and $539,320, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA. The property operated below breakeven in 2009. Occupancy averaged 85% in 2009; however, it has increased to 96% through the fourth quarter of 2010. The property is operating below breakeven, but at a significantly lower level than in 2009. As a result of poor operations, the accounts payable balance continues to be an issue. The investment general partner will continue to prompt the operating general partner to fund the payables as needed. On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11)

As of December 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2010 and 2009, Series 11 reflects net loss from Operating Partnerships of $(112,064) and $(197,778), respectively, which includes depreciation and amortization of $706,938 and $1,090,614, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2009, the operating general partner of Coronado Housing entered into an agreement to sell the property and the transaction closed on February 10, 2010. The sales price of the property was $760,000, which includes the outstanding mortgage balance of approximately $0 and cash proceeds to the investment partnership of $468,251. Of the total proceeds received, $15,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $438,251 were returned to cash reserves held by Series 11. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $438,251 as of March 31, 2010. In December 2010, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $25,982 which were returned to the cash reserves held by Series 11.

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

(Series 12)

As of December 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the periods ended December 31, 2010 and 2009, Series 12 reflects net loss from Operating Partnerships of $(140,024) and $(253,464), respectively, which includes depreciation and amortization of $602,820 and $681,758, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property located in West Fargo, North Dakota. In 2009, average occupancy was 92% and the property operated below breakeven due to high operating expenses. The high operating expenses were mainly maintenance expenses stemming from increased turnover. Required building maintenance for the aging property was also a factor in the high expense level. At the end of the fourth quarter in 2010, occupancy was 96% and the property was operating above breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP. In late 2009 the property was refinanced with the money generated being used to update curb appeal for possible dispositions within the upcoming year.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY. In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%. In 2009, occupancy improved to average 76%, but operations remained below breakeven. Occupancy was 83% as of December 31, 2010. This is the result of the property's advanced age, which has made it noncompetitive in the local rental market. According to the operating general partner, management continues to advertise in local newspapers and offer concessions in order to attract residents. However, management continues to lose residents to newer developments offering more space and superior amenity packages. Rents at the property are comparable to other properties in the area. The mortgage, real estate tax and insurance payments are current. The operating general partner's obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired.

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

The property was sold on December 15, 2009 without the approval or knowledge of the investment general partner.  The debt, land, rental assistance and insurance proceeds were all sold to a new entity that is re-syndicating the property at another location. The investment general partner is in the process of resolving the outstanding legal issues with the operating general partner and a formal agreement is anticipated in the first quarter of 2011.

In January 2009, the investment general partner of RPI LP #22 approved an agreement to sell the property and the transaction closed on November 4, 2010. The sales price for the property is $1,250,000, which included the outstanding mortgage balance of approximately $538,667 and cash proceeds to the investment limited partners of $345,607. Of the total proceeds received by the investment partnership, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $329,107 were returned to cash reserves held by Series 12. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $329,107 as of December 31, 2010.

(Series 14)

As of December 31, 2010 and 2009 the average Qualified Occupancy for the series was 100% and 99.89%. The series had a total of 52 properties at December 31, 2010, of which 51 were at 100% Qualified Occupancy.

For the periods ended December 31, 2010 and 2009, Series 14 reflects net loss from Operating Partnerships of $(925,914) and $(1,312,078), respectively, which includes depreciation and amortization of $1,850,979 and $2,270,125 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Six (Cedar View Apartments) is a 32-unit senior complex located in Brinkley, Arkansas. The Operating Partnership receives the majority of its rental income from a Section 521 rental assistance agreement with Rural Development for 26 of the units. As a senior property, nearly all the residents receive only social security income. Occupancy in 2009 averaged 83%. In July 2010, the management company re-hired a site manager who had previously managed the property for seven years. Since returning, the manager has increased occupancy dramatically. The property averaged 95% occupancy throughout the second half of 2010 and as of December 31, 2010 occupancy was 94%. The site manager has excellent county and local connections, which has helped her to increase occupancy. In addition, weekly ads are being run in local and surrounding area newspapers and fliers have been distributed across town. Management also distributes fliers in neighboring towns in the hope of attracting more prospects. In 2009, the property operated below breakeven due to the low occupancy and high operating expenses. These included high advertising costs, an increase in property taxes, utility increases including water and sewer rate hikes, and training expenses for additional staff. Through the fourth quarter of 2010 the property was operating above breakeven due to the increased occupancy and reduced administration, maintenance, and utility expenses. The decrease in expenses is attributed to the decrease in unit turnover through the second half of 2010. The investment limited partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. Taxes, insurance, mortgage payments, and required reserve deposits are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Six LP.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana. In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively, due to damages sustained during Hurricane Gustav. There was roof damage on all four buildings, interior damage to fifteen units and the office and laundry room experienced flooding. An insurance claim was submitted and proceeds of $414,250 were received. In addition, a total of $18,000 was received for lost rents. All repairs were completed as of August 2009 at which time all units were back on-line. Occupancy averaged 29% in 2009 and the property operated below breakeven. Occupancy continued at low levels during the first half of 2010, averaging 53% through June. According to the operating general partner, the low occupancy was due to a poor local economy and a lack of jobs and qualified applicants. The investment general partner conducted a site visit in March 2010, which confirmed that there is very little industry/commerce in the area. A new manager was hired in June 2010 and she was very effective at leasing units. Occupancy ended the fourth quarter of 2010 at 88%. Due to her success, the operating general partner decided to move the manager to another location. As of December 31, 2010, they have yet to hire a replacement manager. The managers at Cottonwood I and Cottonwood Seniors are providing temporary coverage until a permanent manager is hired. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership. The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK. In 2009, occupancy averaged 94% with operations above breakeven primarily due to Rural Development approval of replacement reserve reimbursements. In addition, Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010. However, the average occupancy for 2010 has decreased to 81% with operations below breakeven status due to increased maintenance expenses. The unaudited financials show a year to date expense of approximately $30,000 for exterior painting and contractor repairs that was not reimbursed by the replacement reserve account due to Rural Development restrictions. The operating general partner has placed a new property manager on the site in an effort to improve performance. As of December 2010, the occupancy has increased to 91%. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. Occupancy was 100% as of December 2009 and averaged 94% for the year. Despite strong occupancy, operations were below breakeven for the year due to increased maintenance and insurance costs. The majority of replacement costs have not been reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance costs increased 45% in 2009 due to increased insurance claims made in both 2008 and 2009. The operating general partner renewed the policy in August 2010 with comparable rates to the prior year. Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven in 2010. However, employment opportunities in the area have been consistently declining. As a result, the average occupancy for 2010 has dropped to 83% with year to date operations below breakeven status. The operating general partner has placed a new property manager on the site in an effort to improve performance. During the fourth quarter of 2010, the property was operating above breakeven and occupancy had risen to 100%. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

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

Wesley Village Associates (Wesley Village Apartments) is a 36-unit apartment complex located in Martinsburg, West Virginia. Occupancy stabilized in the fourth quarter and the property ended December 2010 at 100% occupancy. However, the property operated below breakeven through the fourth quarter, as management was unable to recoup the cash deficit caused by high turnover through the third quarter. While management was successful in reducing the maintenance expenses in the fourth quarter, administrative costs remained high. Management increased the office hours to stabilize occupancy; consequently, payroll expenses increased. All taxes, insurance, and mortgage payments are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Wesley Village Associates.

Lexington Park Spring Limited Partnership (Spring Valley) is a 128-unit apartment community located in Lexington Park, Maryland. The apartment community began operations in November 1992. In 2009, the property's operations suffered considerably due to high bad debt and average occupancy of 77%. Due to a large number of problem tenants, management began to clean up the tenant profile in 2009, leading to an increase in operating costs including maintenance expenses. Management has since made positive strides in increasing occupancy and reducing operating costs. As of December 31, 2010, occupancy was 95% with year-to-date maintenance expenses and bad debt considerably lower. As a result, the property is expected to operate above breakeven in 2011. All taxes, insurance, and mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Lexington Park Spring Limited Partnership.

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania. The property operated below breakeven through the fourth quarter of 2010 with occupancy at 80% as of December 31, 2010. Section 8 voucher holders occupy twenty-four of the thirty units. The primary cause of the property's negative cash flow is low rental rates. The Section 8 voucher rent is $200 less per month than the market rate for tax credit units, as determined by Rural Development. In the past, Rural Development allowed the operating general partner to allocate funds in the annual budget to cover the difference between the Section 8 contract amounts and the market rate for tax credit units. At the end of 2009, Rural Development indicated that the operating general partner could only allocate about 25% of the funds needed to cover the gap between the Section 8 contract rents and the market rate for tax credit units. This resulted in reduced revenue. Further, the property is located in a small rural town and finding new residents without Section 8 vouchers has proven to be difficult. Management has spent approximately $3,000 (2% of operating expenses) on advertising throughout 2010 with Apartment Smart, My New Place, Apartment Guide.com, and weekly advertisements in the local newspaper. Management's advertising efforts have yet to yield any new applicants. They continue to offer a small fee for a resident referral. The operating general partner has also requested more rental assistance from Rural Development but has been denied each time. The operating general partner has funded the deficit with operating cash and is willing to advance funds as necessary. All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund II Limited Partnership

	By:	Boston Capital Associates II Limited Partnership, General Partner

	By:	BCA Associates Limited Partnership, General Partner

	By:	C&M Management, Inc., General Partner

Date: February 14, 2011	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management Inc.; Director, President (Principal Executive Officer) BCTC II Assignor Corp.

DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer), C&M Management Inc; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.