Form 10-K
period 2011-03-31
BOSTON CAPITAL TAX CREDIT FUND II LTD PARTNERSHIP
filed 2011-06-29
CIK 853566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011 or

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
Beneficial Assignee Certificates

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
Yes ☐                       No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

None.

BOSTON CAPITAL TAX CREDIT FUND II LIMITED PARTNERSHIP
Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2011

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") was filed with the Securities and Exchange Commission and became effective October 25, 1989 in connection with a public offering ("Offering") in Series 7, 9 through 12, and 14.  The Partnership raised $186,337,517 representing a total of 18,679,738 BACs in six series. The Partnership completed sales of BACs in all Series on January 27, 1992.

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
Certain of the apartment complexes also qualified for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the apartment complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complexes.

As of March 31, 2011, the Partnership had invested in a total of 130 Operating Partnerships; 0 Operating Partnerships on behalf of Series 7, 24 Operating Partnerships on behalf of Series 9, 16 Operating Partnerships on behalf of Series 10, 16 Operating Partnerships on behalf of Series 11, 23 Operating Partnerships on behalf of Series 12, and 51 Operating Partnerships on behalf of Series 14. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Employees

The Partnership does not have any employees.  Services are performed by the general partner and its affiliates and agents retained by them.

Plan of Liquidation

On March 3, 2010, our General Partner recommended that the BAC holders approve a plan of liquidation and dissolution for the Partnership, or the “Plan.”  The Plan was approved by the BAC holders on July 1, 2010, and was adopted by the General Partner on July 1, 2010.  Pursuant to the Plan, the General Partner is able to, without further action by the BAC holders:

-	liquidate the assets and wind up the business of the Partnership;
-	make liquidating distributions in cancellation of the BACs;
-	dissolve the Partnership after the sale of all of the Partnership's assets; and
-
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

For additional information regarding the sale of Partnership assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations " in this Annual Report on Form 10-K.

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
- limitations on cash distributions;

- limitations on sales or refinancing of Operating Partnerships;
- limitations on transfers of interests in Operating Partnerships;
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

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations.  All monies currently deposited, or that will be deposited in the future, into the Partnership's working capital reserves are intended to be utilized to pay our existing and future liabilities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Partnership has acquired a limited partnership interest in each of the 130 Operating Partnerships in 6 series identified in the table set forth below.  In each instance the apartment complex owned by each of the Operating Partnerships is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K filed during the past fiscal year.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund II Limited Partnership - Series 7

PROPERTY PROFILES AS OF MARCH 31, 2011

All properties in Series 7 have been disposed of.

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Azalea Village Apartments	Crawford, GA	24	$609,967	5/90	5/90	100%	$143,206

Big Lake Seniors	Big Lake, TX	20	524,759	4/94	6/95	100%	145,660

Blanco Senior Apt.	Blanco, TX	20	491,460	12/93	9/94	100%	98,561

Cotton Mill Apartments	Stuart, VA	40	1,378,387	10/92	7/93	100%	271,351

Fawn River Apartments	Sturgis, MI	100	3,521,892	10/90	10/90	100%	971,446

Fountain Green Apartments	Crestview, FL	24	673,883	6/90	5/90	100%	164,534

Garden Lake Apartments	Immokalee, FL	65	2,091,160	5/90	5/90	100%	577,529

Glenwood Hotel	Porterville, CA	36	509,660	6/90	6/90	100%	383,100

Grand Princess Manor	St. Croix, USVI	24	1,422,394	6/90	8/90	100%	374,766

Grand Princess Villa	St. Croix, USVI	24	1,421,445	6/90	8/90	100%	276,203

Grifton Manor Apts.	Grifton, NC	40	1,150,442	9/93	2/94	100%	261,645

Hill St. Commons	South Paris, ME	25	1,408,559	11/92	10/92	100%	301,064

Kristin Park Apartments	Las Vegas, NV	44	1,322,682	3/90	6/90	100%	313,200

Boston Capital Tax Credit Fund II Limited Partnership - Series 9

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Le Grand Apts.	Le Grand, CA	34	$1,637,911	11/92	10/93	100%	$419,011

Longmeadow Apartments	Skowhegan, ME	28	1,409,143	8/90	8/90	100%	284,000

Magnolia Lane Apartments	Bloomingdale, GA	48	1,405,358	5/90	3/90	100%	321,908

Meadowcrest Southfield, Apartments	Southfield, MI	83	2,501,294	9/90	10/90	100%	1,116,284

Pine Ridge Place	Polkton, NC	16	597,260	1/94	12/93	100%	114,730

Pleasanton Seniors Apts.	Pleasanton, TX	24	579,565	12/93	7/93	100%	144,839

Quail Hollow II	Raleigh, NC	36	2,275,398	7/90	9/90	100%	313,521

Raitt Street Apts.	Santa Ana, CA	6	638,472	5/93	8/93	100%	416,200

Tappahannock Greens Apts.	Tappahannock, VA	40	1,427,440	3/94	5/94	100%	293,486

Telluride Apartments	Telluride, CO	30	1,420,515	9/90	11/90	100%	300,033

Village Oaks Apartments II	Live Oak, FL	24	693,863	6/90	2/90	100%	164,291

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Athens Park Apartments	Athens, AL	48	$1,280,357	8/90	6/90	100%	$354,144

Autumn Lane Apartments	Washington, GA	24	699,375	8/89	11/90	100%	168,234

Brentwood Apartments	Eunice, LA	32	909,446	11/90	10/90	100%	205,470

Candlewick Place	Monroeville, AL	40	1,186,750	12/92	10/92	100%	241,600

Cedarstone Apts.	Poplarville, MS	24	733,653	5/93	5/93	100%	180,800

Lambert Square Apt.	Lambert, MS	32	923,824	11/92	12/92	100%	192,347

Maidu Village	Roseville, CA	81	1,284,458	3/91	12/91	100%	470,000

Meadowbrook Lane Apartments	Americus, GA	50	1,399,225	9/90	3/90	100%	336,264

Pecan Village Apartments	Ellaville, GA	30	744,836	7/90	2/90	100%	221,856

Pine Grove Apts.	Ackerman, MS	24	436,736	9/93	6/94	100%	169,926

Boston Capital Tax Credit Fund II Limited Partnership - Series 10

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Pinetree Manor Apts.	Centreville, MS	32	$932,141	11/92	1/93	100%	$191,500

Rosewood Village Apartments	Willacoochee, GA	24	617,016	7/90	7/90	100%	147,480

Stratford Square Apartments	Brundidge, AL	24	716,928	10/92	2/93	100%	145,036

Summer Glen Apartments	Immokalee, FL	45	1,399,388	11/92	3/93	100%	246,230

Washington Heights Apartments, IV	Bismarck, ND	24	738,483	11/90	7/90	100%	381,010

Woodside Apartments	Lisbon, ME	28	1,411,609	12/90	11/90	100%	397,630

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Buckeye Senior Apartments	Buckeye, AZ	41	$1,272,394	12/90	8/90	100%	$311,480

Cambridge Manor Apartments	Macon, MS	47	1,515,720	5/93	4/93	100%	356,356

Church Hill Apartments	Church Point, LA	32	909,150	12/90	1/91	100%	205,750

Elmwood Manor Apartments	Eutaw, AL	47	1,543,394	5/93	12/93	100%	333,440

Farmerville Square Apts.	Farmerville, LA	32	925,789	1/91	4/91	100%	212,280

Holley Grove	Holley, NY	24	873,662	11/90	10/90	100%	207,360

Ivan Woods Senior Apts.	Delta Township, MI	90	2,378,649	2/91	4/91	100%	1,184,275

Kaplan Manor Apartments	Kaplan, LA	32	882,737	12/90	12/90	100%	198,460

Boston Capital Tax Credit Fund II Limited Partnership - Series 11

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Lakewood Village Apartments	Lake Providence, LA	32	$911,651	1/91	5/91	100%	$223,827

Maidu Village	Roseville, CA	81	1,284,458	3/91	12/91	100%	530,000

Oatka Meadows	Warsaw, NY	24	874,083	11/90	6/90	100%	206,670

Osage Place	Arkansas City, KS	38	1,172,858	12/90	12/90	100%	522,999

South Fork Heights	South Fork, CO	48	1,424,680	2/91	2/91	100%	343,358

Twin Oaks Apartments	Allendale, SC	24	744,852	12/90	9/90	100%	206,888

Washington Manor Apartments	Washington, LA	32	911,778	1/91	3/91	100%	216,990

Wildridge Apartments	Jesup, GA	48	1,294,870	1/91	4/91	100%	329,130

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Bowman Village Apartments	Bowman, GA	24	$634,685	6/91	10/91	100%	$139,879

Briarwick Apartments	Nicholasville, KY	40	1,105,222	4/91	4/91	100%	323,941

Carson Village Apartments	Wrightsville, GA	24	620,278	10/91	6/92	100%	161,452

Corcoran Garden Apartments	Corcoran, CA	38	1,828,521	2/91	11/90	100%	432,438

Crescent City Senior Apartments	Crescent City, CA	38	2,031,147	3/91	3/91	100%	474,536

Earlimart Senior Apartments	Earlimart, CA	35	1,281,498	6/91	6/91	100%	364,515

Fox Run Apartments	Jesup, GA	24	482,890	12/91	7/92	100%	150,033

Hamilton Village Apartments	Preston, GA	20	540,917	10/91	3/92	100%	140,948

Hunters Park Apartments	Tarboro, NC	40	1,342,924	5/91	4/91	100%	320,175

Ivan Woods Senior Apartments	Delta Township, MI	90	2,378,649	2/91	4/91	100%	778,688

Lakeridge Apartments	Eufala, AL	30	872,554	3/91	4/91	100%	186,780

Laurel Village Apartments	Wadley, GA	24	629,047	10/91	5/92	100%	149,058

Boston Capital Tax Credit Fund II Limited Partnership - Series 12

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Melville Plaza Apartments	Melville, LA	32	$847,078	7/91	10/91	100%	$178,564

Oakleigh Apartments	Abbeville, LA	32	867,983	8/91	3/92	100%	178,716

Oakwood Apartments	Mamou, LA	32	850,450	8/91	1/92	100%	180,819

Prairie West Apts. III	West Fargo, ND	24	666,674	3/91	3/91	100%	360,698

Ridgeway Court III Apartments	Bemidji, MN	24	977,691	4/91	1/91	100%	180,186

Rockmoor Apartments	Banner Elk, NC	12	535,291	5/91	3/91	100%	95,818

Turner Lane Apartments	Ashburn, GA	24	687,436	5/91	7/91	100%	147,090

Uptown Apartments	Salyersville, KY	16	495,660	5/91	3/91	100%	121,700

Villas of Lakeridge	Eufala, AL	18	506,426	3/91	3/91	100%	96,868

Woodcrest Manor Apartments	Woodville, MS	24	674,327	6/91	11/91	100%	138,579

Woodlawn Village Apartments	Abbeville, GA	36	963,281	10/91	4/92	100%	229,601

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Ada Village Apts.	Ada, OK	44	$930,850	1/93	11/93	100%	$158,976

Blanchard Senior Apts. II	Blanchard, LA	24	571,192	10/91	9/91	100%	143,628

Blanchard Village Apts.	Blanchard, OK	8	199,682	1/93	7/93	100%	32,954

Brantwood Lane Apartments	Centreville, AL	36	1,089,943	7/91	9/91	100%	237,873

The Bridge Building	New York, NY	15	-	1/92	12/91	100%	1,037,770

Buchanan Court	Warren, PA	18	726,771	7/91	11/90	100%	160,600

Carriage Run Apartments	Emporia, VA	40	1,207,988	10/91	4/92	100%	259,980

Cedar View Apartments	Brinkley, AR	32	1,200,077	5/92	10/92	100%	254,016

Cedarwood Apartments	Pembroke, NC	36	1,343,089	10/91	1/92	100%	326,310

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Colorado City Seniors Apartments	Colorado City, TX	24	$517,404	10/91	10/91	100%	$98,721

Cottonwood Apts. II	Cottonport, LA	24	753,668	10/91	7/91	100%	152,664

Countryside Manor	Fulton, MS	24	637,624	10/91	8/91	100%	151,868

Davis Village Apts.	Davis, OK	44	1,059,329	1/93	9/93	100%	180,452

Devenwood Apartments	Ridgeland, SC	24	825,724	7/92	1/93	100%	186,000

Duncan Village Apts.	Duncan, OK	48	1,004,905	1/93	11/93	100%	172,005

Edison Village Apartments	Edison, GA	42	1,127,802	7/91	2/92	100%	274,144

Fairground Place Apts.	Bedford, KY	19	661,861	3/95	8/95	100%	176,963

Franklin Vista III Apts.	Anthony, NM	28	882,209	1/92	4/92	100%	179,685

Friendship Village	Bel Air, MD	32	1,372,690	1/92	6/91	100%	226,000

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Greenleaf Apartments	Bowdoinham, ME	21	$1,073,810	11/91	8/92	100%	$295,085

Hughes Springs Seniors Apartments	Hughes Springs, TX	32	751,128	10/91	8/91	100%	183,674

Hessmer Village Apartments	Hessmer, LA	32	862,301	12/91	4/92	100%	186,503

Jarratt Village Apartments	Jarratt, VA	24	785,497	10/91	12/91	100%	159,140

Kingfisher Village Apts.	Kingfisher, OK	8	135,970	1/93	12/93	100%	24,365

La Gema del Barrio Apts.	Santa Ana, CA	6	536,554	6/92	8/92	100%	458,000

Lafayettee Gardens Apartments	Scott, LA	56	903,879	10/91	11/91	100%	437,688

Lake Isabella Senior Apartments	Lake Isabella, CA	46	1,903,694	9/91	1/92	100%	442,457

Lakeview Meadows	Battle Creek, MI	53	1,346,629	1/92	6/92	100%	1,018,808

Lana Lu Apartments	Lonaconing, MD	30	1,412,300	12/91	9/92	100%	303,261

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2011
Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Lexington Village Apts.	Lexington, OK	8	$189,217	1/93	11/93	100%	$32,178

Maidu Village	Roseville, CA	81	1,284,458	1/92	12/91	100%	1,096,199

Marion Apartments	Manor Marion,LA	32	947,941	2/92	6/92	100%	199,708

Maysville Village Apts.	Maysville, OK	8	196,458	1/93	10/93	100%	33,726

Montague Place Apartments	Caro, MI	28	1,083,658	12/91	12/91	100%	432,320

Nevada City Senior Apartments	Grass Valley, CA	60	3,382,192	1/92	10/92	100%	839,300

Newellton Place Apartments	Newellton, LA	32	865,199	2/92	4/92	100%	190,600

New River Overlook Apartments	Radford, VA	40	1,409,976	8/91	2/92	100%	285,371

Oak Ridge Apartments	Crystal Springs, MS	40	1,237,158	1/92	1/92	100%	308,578

Pineridge Apartments	McComb, MS	32	972,401	10/91	10/91	100%	238,995

Pineridge Elderly	Walnut Cove, NC	24	903,870	10/91	3/92	100%	199,311

Prague Village Apts.	Prague, OK	8	104,696	1/93	3/93	100%	21,373

Boston Capital Tax Credit Fund II Limited Partnership - Series 14

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Rosewood Manor Apartments	Ellenton, FL	43	$1,373,062	12/91	11/91	100%	$302,250

Snow Hill Ridge Apartments	Raleigh, NC	32	1,072,481	10/91	12/91	100%	307,524

Spring Valley Apartments	Lexington Park, MD	128	4,781,714	11/91	12/92	100%	2,877,811

Titusville Apartments	Titusville, PA	30	1,176,571	12/91	1/92	100%	280,829

Valley Ridge Senior Apartments	Central Valley, CA	38	1,730,773	1/92	12/91	100%	456,600

Victoria Place	Victoria, VA	39	1,240,745	1/92	6/92	100%	287,736

Washington Court	Abingdon, VA	39	1,042,417	7/91	8/91	100%	295,250

Wesley Village Apartments	Martinsburg, WV	36	1,241,556	10/91	6/92	100%	266,253

Westside Apartments	Louisville, MS	33	662,456	3/92	1/92	100%	191,014

Wynnewood Village Apts.	Wynnewood, OK	16	401,703	1/93	11/93	100%	67,443

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant's Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interest

(a)	Market Information

The Partnership is classified as a limited partnership and has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2011, the Partnership has 10,547 registered BAC holders for an aggregate of 18,679,738 BACs which were offered at a subscription price of $10 per BAC.

The BACs were issued in series.  Series 7 consists of 734 investors holding 1,036,100 BACs, Series 9 consists of 1,994 investors holding 4,178,029 BACs, Series 10 consists of 1,490 investors holding 2,428,925 BACs, Series 11 consists of 1,262 investors holding 2,489,599 BACs, Series 12 consists of 1,775 investors holding 2,972,795 BACs, and Series 14 consists of 3,292 investors holding 5,574,290 BACs at March 31, 2011.

(c)	Dividend history and restriction

The Partnership has made no distributions of net cash flow to its BAC holders from its inception, June 28, 1989, through March 31, 2011.

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

During the year ended March 31, 2011, the Partnership made a return of equity distribution to the Series 10 BAC holders in the amount of $74,548.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Partnership's primary source of funds was the proceeds of the Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid as of March 31, 2011 and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Partnership has invested.  These sources of liquidity, along with the Partnership's working capital reserve, are available to meet the obligations of the Partnership.  The Partnership does not anticipate significant cash distributions from operations of the Operating Partnerships.  The Partnership is currently accruing the annual partnership management fee to enable each series to meet current and future third party obligations. During the fiscal year ended March 31, 2011 the Partnership accrued $942,652 and paid $1,487,500 in annual partnership management fees. As of March 31, 2011 the accrued partnership management fees totaled $21,066,189.  Pursuant to the Partnership Agreement, these liabilities will be deferred until the Partnership receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from these sales or refinancing will be used to satisfy these liabilities.  The Partnership anticipates that there will be sufficient cash to meet future third party obligations.  The Partnership does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Affiliates of the general partner have advanced $153,188 to Series 12 to pay certain third party operating expenses and to fund advances to Operating Partnerships.  These, and any additional advances, will be paid, without interest, from available cash flow, reporting fees, or the proceeds of the sale or refinancing of the Partnership's interest in Operating Partnerships.  The Partnership anticipates that as the Operating Partnerships continue to mature, more cash flow and reporting fees will be generated.  Cash flow and reporting fees will be added to the Partnership's working capital and will be available to meet future third party obligations of the Partnership.  The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees and anticipates that the amount collected will be sufficient to cover third party operating expenses.  Although the Partnership is in liquidation, we have sufficient cash to meet our anticipated current and ongoing operational expenses other than amounts payable to the general partner and its affiliates for asset management fees and advances.  Additionaly, we do not expect the general partner or its affiliates to demand payment of these amounts prior to the liquidation of the Partnership pursuant to its Plan of Liquidation and Dissolution. The Partnership is currently pursuing, and will continue to pursue, available cash flow and reporting fees. No significant distributions of cash flow from the Operating Partnerships are anticipated on a long term or short term basis due to the restrictions on rents which apply to low-income apartment complexes.

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

As of March 31, 2011, the net proceeds from the offer and sale of BACs in Series 7 had been used to invest in a total of 15 Operating Partnerships in an aggregate amount of $7,774,651, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, all 15 of the properties had been disposed of. Cash and Cash Equivalents for Series 7 at March 31, 2011, represented $0 in working capital.

(Series 9).  The Partnership commenced offering BACs in Series 9 on February 1, 1990.  The Partnership had received and accepted subscriptions for $41,574,518, representing 4,178,029 BACs from investors admitted as BAC holders in Series 9.  Offers and sales of BACs in Series 9 were completed and the last of the BACs in Series 9 were issued by the Partnership on April 30, 1990.

As of March 31, 2011, the net proceeds from the offer and sale of BACs in Series 9 had been used to invest in a total of 55 Operating Partnerships in an aggregate amount of $31,605,286, and the Partnership had completed payment of installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, 31 of the properties had been disposed of and 24 remain.  Cash and Cash Equivalents for Series 9 at March 31, 2011, represented $71,556 in working capital.

(Series 10).  The Partnership commenced offering BACs in Series 10 on May 7, 1990.  The Partnership had received and accepted subscriptions for $24,288,997 representing 2,428,925 BACs from investors admitted as BAC holders in Series 10.  Offers and sales of BACs in Series 10 were completed and the last of the BACs in Series 10 were issued by the Partnership on August 24, 1990.

As of March 31, 2011, the net proceeds from the offer and sale of BACs in Series 10 had been used to invest in a total of 45 Operating Partnerships in an aggregate amount of $18,555,455, and the Partnership had completed payment of all installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, 29 of the properties had been disposed of and 16 remain.  Cash and Cash Equivalents for Series 10 at March 31, 2011, represented $270,086 in working capital.

(Series 11).  The Partnership commenced offering BACs in Series 11 on September 17, 1990.  The Partnership had received and accepted subscriptions for $24,735,002, representing 2,489,599 BACs in Series 11.  Offers and sales of BACs in Series 11 were completed and the last of the BACs in Series 11 were issued by the Partnership on December 31, 1990.

As of March 31, 2011, the net proceeds from the offer and sale of BACs in Series 11 had been used to invest in a total of 40 Operating Partnerships in an aggregate amount of $18,894,372. As of March 31, 2011, 24 of the properties had been disposed of and 16 remain. The Partnership has completed payment of all installments of its capital contributions to the Operating Partnerships.  Cash and Cash Equivalents for Series 11 at March 31, 2011, represented $465,155 in working capital.

(Series 12).  The Partnership commenced offering BACs in Series 12 on February 1, 1991.  The Partnership had received and accepted subscriptions for $29,649,003, representing 2,972,795 BACs in Series 12.  Offers and sales of BACs in Series 12 were completed and the last of the BACs in Series 12 were issued by the Partnership on April 30, 1991.

During the fiscal year ended March 31, 2011, the Partnership did not use any of Series 12's net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, the net proceeds from the offer and sale of BACs in Series 12 had been used to invest in a total of 53 Operating Partnerships in an aggregate amount of $22,356,179.  As of March 31, 2011, 30 of the properties had been disposed of and 23 remain.  The Partnership has completed payment of all installments of its capital contributions to 22 of the 23 remaining Operating Partnerships.  At March 31, 2011, working capital of $470,745 consists of cash and cash equivalents less capital contributions payable.

(Series 14).  The Partnership commenced offering BACs in Series 14 on May 20, 1991.  The Partnership had received and accepted subscriptions for $55,728,997, representing 5,574,290 BACs in Series 14.  Offers and sales of BACs in Series 14 were completed and the last of the BACs in Series 14 were issued by the Partnership on January 27, 1992.

During the fiscal year ended March 31, 2011, the Partnership did not use any of Series 14's net offering proceeds to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2011 the net proceeds from the offer and sale of BACs in Series 14 had been used to invest in a total of 101 Operating Partnerships in an aggregate amount of $42,034,328.  As of March 31, 2011, 50 of the properties had been disposed of and 51 remain.  The Partnership has completed payment of all installments of its capital contributions to 41 of the remaining 51 Operating Partnerships.  At March 31, 2011, working capital of $170,625 consists of cash and cash equivalents less capital contributions payable.

Results of Operations

The Partnership incurs an annual partnership management fee payable to its general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships.  The annual partnership management fee, net of reporting fees received, charged to operations for the fiscal years ended March 31, 2011 and 2010 was $670,896 and $793,585, respectively.  The Partnership's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested.  The Partnership's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 7).  The series did not have any properties at March 31, 2011.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $0 and $(28,441), respectively, in passive tax income(losses) that was passed through to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 7 was $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011, and 2010, the net income(loss) for series 7 was $0 and $(17,915), respectively.  The major components of the net income(loss) for the year ended March 31, 2010 were professional fees and general and administrative expenses.

(Series 9).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%, respectively. The series had a total of 24 properties as of March 31, 2011, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,430,244) and $525,915, respectively, in passive tax income (losses) that was passed through to the investors.

As of March 31, 2011 and 2010, the Investments in Operating Partnerships for Series 9 were $0. Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011, and 2010, the net income(loss) for series 9 was $(248,576) and $(237,687), respectively. The major component of these amounts is the partnership management fee.

Sunshine Apartments (Telluride Apartments) is a 50-unit family development located in Telluride, CO. In 2008, water infiltrated approximately 50% of the units which led to the impacted units being condemned. Occupancy declined through 2009 and as of December 31, 2009 the property was 50% physically occupied and operating below breakeven. The drop in occupancy was due to major mold issues resulting in 25 units being off-line. The operating general partner indicated that the property will need $753,807 in repairs to put the down units back on-line. The Operating Partnership does not have the funds available to do the work. Additionally, the operating general partner was unsuccessful in obtaining an emergency loan or preservation funding from Rural Development. Through the first quarter 2010 the property continued to operate with low occupancy and as a result was unable to breakeven. In May 2010 an inspection by the city’s engineer confirmed serious mold issues at the property.  The engineer provided a strong recommendation that all residents vacate the property within thirty days. Based on this recommendation, all residents had vacated the property and as of March 31, 2011 the property remained empty.  On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Sunshine Apartments LP. The mortgage, real estate tax and insurance payments are all current.

In November 2009, the operating general partner of Sunshine Apartments approved an agreement to sell the property to a third-party buyer and the transaction was scheduled to close in December 2010.  However, the transaction is not moving forward since the buyer was unable to secure financing.

Glenwood Hotel Investors (Glenwood Hotel) is a 36-unit single room occupancy development located in Porterville, CA.  The property has historically operated with high occupancy.  Through the first quarter of 2011, the property continued to maintain strong occupancy and as of March 31, 2011 occupancy was 93%. However, despite the continued strong occupancy, the property is operating below breakeven.  To maintain a high occupancy level and to be competitive in the market, it is necessary to keep rental rates very low.  The low rents have resulted in the below breakeven operations. The management agent continues to market available units to the housing authority as well as performing various outreach efforts to attract qualified residents.  The operating general partner continues to fund the Operating Partnership as needed.  The mortgage, insurance and payables are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Glenwood Hotel Investors LP.

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

In April 2011, the investment general partner of Cotton Mill Associates transferred its interest to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,369,200 and cash proceeds to the investment partnership of $100,000.  Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $85,000 were returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In April 2011, the investment general partner of Tappahannock Greens LP transferred its interest in to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,427,440 and cash proceeds to the investment partnership of $60,000.  Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 9.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 3 years from the initial transfer date, there would be a residual payment of up to $200,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 10).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2011, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(124,216) and $158,030, respectively, in passive tax income(losses) that was passed through to the investors.

As of March 31, 2011 and 2010, the Investments in Operating Partnerships for Series 10 were $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011, and 2010, the net income(loss) for series 10 was $91,026 and $808,598, respectively.  The major components of these amounts are the Partnership's share of income from Operating Partnership, the partnership management fee and miscellaneous income.

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

Meadowbrook Properties II LP (Meadowbrook Lane Apartments) is a 50-unit property located in Americus, GA.  The property operated below breakeven in 2009 and 2010 with occupancy averaging 85% and 89%, respectively.  Occupancy as of March 31, 2011, was 94%.  Deficits are being funded by accruing the related party management fee.  On December 31, 2004, the 15-year low income housing tax credit compliance period expired with respect to Meadowbrook Properties II, LP.

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

(Series 11).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2011, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(517,130) and $(275,277), respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 11 was $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011, and 2010, the net income(loss) for series 11 was $1,163,558 and $699,882, respectively.  The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

In February 2010, the operating general partner of Crestwood RRH, Limited approved an agreement to sell the property to an unrelated third party and the transaction closed on July 28, 2010.  The sales price for the property was $5,074,719, which includes the outstanding mortgage balance of approximately $2,682,530 and cash proceeds to the investment partnership of $1,372,271.  Of the total proceeds received, $95,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $85,617 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $1,191,654 will be returned to cash reserves held by Series 11.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, has been recorded in the amount of $1,191,654 as of September 30, 2010.

(Series 12).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 23 properties at March 31, 2011, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(607,725) and $(474,810), respectively, in passive tax income (losses) that were passed through to the investors.

As of March 31, 2011 and 2010, the Investments in Operating Partnerships for Series 12 was $0. Investments in Operating Partnerships was affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011, and 2010, the net income(loss) for series 12 was $190,337 and $(174,134), respectively.  The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

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

Prairie West Apartments III LP (Prairie West Apts.) is a 24-unit property in West Fargo, North Dakota.  In 2010, average occupancy was 92% and the property operated above breakeven, despite high operating expenses and bad debt.  Through the first quarter of 2011, occupancy was 96% and the property was operating above breakeven.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  In late 2009 the property was refinanced with the money generated being used to update curb appeal.  The mortgage, property taxes, and insurance are current. On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Prairie West Apartments III LP.

Briarwick Apartments Limited, A KY Limited Partnership (Briarwick Apartments) is a 40-unit family property located in Nicholasville, KY.  In 2008, the Operating Partnership operated at a deficit due to maintaining an average occupancy of 59%.  In 2009, occupancy improved to average 76%, but operations remained below breakeven.  In 2010, occupancy declined to an average of 70% but increased to 83% as of year-end. In 2011, the property continues to operate below breakeven with occupancy of 83% as of the end of the first quarter of 2011.  The occupancy issues are the result of the property’s advanced age, which has made it noncompetitive in the local rental market.  According to the operating general partner, management continues to advertise in local newspapers and offer concessions in order to attract residents.  However, management continues to lose residents to newer developments offering more space and superior amenity packages.  Rents at the property are comparable to other properties in the area.  The mortgage, real estate tax and insurance payments are current.  The operating general partner’s obligation to fund deficits is limited to $50,840 per year. On December 31, 2006, the 15-year low income housing tax credit compliance period expired.

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

The property was sold on December 15, 2009 without the approval or knowledge of the investment general partner.  The debt, land, rental assistance and insurance proceeds were all sold to a new entity that is re-syndicating the property at another location.  The investment general partner has resolved the outstanding legal issues with the operating general partner and a formal agreement has been reached.  Effective February 1, 2011, all parties agreed to a mutual release which provided for a payment of $30,000 to the investment partnership.  Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $15,000 were returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Under the terms of the Mutual Release, if the land previously owned by the Operating Partnership is sold prior to December 31, 2015, the investment partnership shall receive 50% of any proceeds realized from the sale of the land. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $15,000 as of March 31, 2011.

In January 2009, the investment general partner of RPI LP #22 approved an agreement to sell the property and the transaction closed on November 4, 2010.  The sales price for the property is $1,250,000, which included the outstanding mortgage balance of approximately $538,667 and cash proceeds to the investment limited partners of $345,607.  Of the total proceeds received by the investment partnership, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $329,107 were returned to cash reserves held by Series 12.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $329,107 as of December 31, 2010.  In April 2011, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $1,375 which were returned to the cash reserves held by Series 12.

(Series 14).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%, respectively.  The series had a total of 51 properties at March 31, 2011, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(703,851) and $1,137,043, respectively, in passive tax income(losses) that were passed through to the investors.

As of March 31, 2011 and 2010, the Investments in Operating Partnerships for Series 14 was $0.  Investments in Operating Partnerships were affected by the way the Partnership accounts for such investments, the equity method.  By using the equity method the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income(loss) for series 14 was $(280,315) and $1,211,018, respectively.  The major components of these amounts are the Partnership's share of income from Operating Partnership and the partnership management fee.

Beckwood Manor Six (Cedar View Apartments) is a 32-unit senior complex located in Brinkley, Arkansas.  The Operating Partnership receives rental assistance on 26 of the units from a Section 521 rental assistance agreement with Rural Development.  As a senior property, nearly all the residents receive only social security income.  Average occupancy in 2010 increased to 87%, 4% higher than 2009 levels.  In July 2010, the management company re-hired a site manager who had previously managed the property for seven years.  Since returning, the manager has increased occupancy dramatically.  The property averaged 95% occupancy throughout the second half of 2010 and as of March 31, 2011 occupancy was 97%.  The site manager has strong relationships with the county and local housing agencies, which has helped her to increase occupancy.  In addition, weekly ads are run in local and surrounding area newspapers and fliers have been distributed across town.  Management also distributes fliers in neighboring towns in the hope of attracting more prospects.  Currently, a leasing incentive of $250 a month in rent reduction is being offered to non-rental assisted apartments. In 2010, the property operated below breakeven due to low occupancy in the first half of the year and operating expenses that were slightly above the state averages.  These included high advertising costs, an increase in property taxes, utility increases including water and sewer rate hikes, and training expenses for additional staff.  Through the first quarter of 2011 the property is operating above breakeven due to the increased occupancy and reduced administration, maintenance, and utility expenses.  The decrease in expenses is attributed to the decrease in unit turnover.  The investment limited partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues.  Taxes, insurance, mortgage payments, and required reserve deposits are current.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Six LP.

Cottonwood Apartments II, A Limited Partnership (Cottonwood Apartments II) is a 24-unit development located in Cottonport, Louisiana.  In the third and fourth quarters of 2008, occupancy fell to 50% and 29%, respectively, due to damages sustained during Hurricane Gustav.  There was roof damage on all four buildings, interior damage to fifteen units and the office and laundry room experienced flooding.  An insurance claim was submitted and proceeds of $414,250 were received.  In addition, a total of $18,000 was received for lost rents.  All repairs were completed as of August 2009 at which time all units were back on-line.  Occupancy averaged 29% in 2009 and the property operated below breakeven. Occupancy continued at low levels during the first half of 2010, averaging 53% through June 2010.  According to the operating general partner, the low occupancy was due to a poor local economy and a lack of jobs and qualified applicants.  The investment general partner conducted a site visit in March 2010, which confirmed that there is very little industry/commerce in the area.  A new manager was hired in June 2010 and she was very effective at leasing units.  Occupancy averaged 70% in 2010 and ended the fourth quarter at 88%.  Occupancy as of March 31, 2011, was 83%.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Cottonwood Apartments II, A Limited Partnership.

In December 2006, the investment general partner of Series 14, Boston Capital Tax Credit Fund III - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership. The remaining investment limited partner interest was transferred on March 31, 2011. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $61,174, $17,577 and $158,058, respectively, for Series 14, BCTC III Series 17, and BCTC IV Series 20, as of March 31, 2011.

Davis Village Apartments Limited, LP (Davis Village Apartments) is a 44-unit family property located in Davis, OK.  In 2009, occupancy averaged 94% and operations were above breakeven. Rural Development approved a $25-$30 rent increase on all unit types effective January 1, 2010.  Despite the rent increase, a decrease in occupancy caused operations to fall below breakeven in 2010.  Average occupancy for the year dropped to 81%, resulting in a $12,000 reduction in income.  The operating general partner has placed a new property manager on the site in an effort to improve performance and developed a marketing plan to increase occupancy.  As of March 2011, occupancy increased to 95% but operations were still below breakeven due to higher operating expenses.  The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Prague Village Apartments Limited, LP (Prague Village Apartments) is an 8-unit family property located in Prague, OK. In 2009, occupancy averaged 94% for the year but operations were below breakeven due to high maintenance and insurance expenses.  Insurance costs were raised 45% in 2009 due to increased insurance claims made in both 2008 and 2009.  The operating general partner renewed the policy in August 2010 with comparable rates to the prior year.  Rural Development approved a $45-55 rent increase on all units effective January 1, 2010 that was projected to bring operations above breakeven in 2010.  However, low occupancy and high maintenance expenses caused the property to suffer a cash flow deficit in 2010.  Employment opportunities in the area had been consistently declining and the average occupancy in 2010 dropped to 83%.  The majority of maintenance costs were not reimbursed from the replacement reserve account due to Rural Development restrictions.  In addition, Rural Development required the management company to outsource maintenance work, keeping costs high.  The operating general partner placed a new property manager on the site in an effort to improve performance.  As of March 2011, occupancy was at 88% and operating expenses slightly decreased, but the property was still operating below breakeven.  The operating general partner continues to fund all operating deficits.  The mortgage, taxes, and insurance payments are all current.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Blanchard Village Apartments Limited, LP (Blanchard Village Apartments) is an 8-unit family property located in Blanchard, OK.  In 2009 occupancy averaged 96% but operations were below breakeven due to high operating costs.  Insurance rates drastically increased because of previous claims by the property as well as a spike in claims across the Midwest.  Throughout 2010 occupancy averaged 99% but the property continued to operate at a deficit because of high operating expenses.  Management was unable to secure a lower insurance rate for the year.  Maintenance costs were also high because Rural Development required the property to outsource the work instead of using the affiliated management company.  During the first quarter of 2011, occupancy averaged 100% and operations were above breakeven due to lower maintenance expenses.  The operating general partner continues to fund all operating deficits.  The mortgage, taxes, and insurance payments are all current.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Duncan Village Apartments Limited, Limited Partnership (Duncan Village Apartments) is a 48-unit family property located in Duncan, OK.  In 2009 insurance costs increased due to a spike in insurance claims throughout the Midwest.  The property was still able to generate a cash flow with occupancy averaging 95% for the year.  In 2010, however, higher operating expenses caused operations to fall below breakeven.  Insurance costs increased again and occupancy dropped to an 89% average.  Rural development required the property to outsource maintenance work at a higher cost rather than using the affiliated management company.  Also due to Rural Development restrictions, a majority of the maintenance expenses were not reimbursed by the replacement reserve account.  In the first quarter of 2011, occupancy was at 94% but operations remained below breakeven with consistently high overall operating expenses. The operating general partner continues to fund all operating deficits.  The mortgage, taxes, and insurance payments are all current.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Kingfisher Village Apartments Ltd, Limited Partnership (Kingfisher Village Apartments) is an 8-unit family property located in Kingfisher, OK.  In 2009, operating expenses were high but Kingfisher Village was able to generate a cash flow with an average occupancy of 98%.  In 2010, occupancy dropped slightly to 94%.  Operating expenses increased, mainly due to maintenance costs, and operations fell below breakeven.  Rural Development restrictions prohibited maintenance work to be reimbursed by the replacement reserve account.  In addition, Rural Development required the property to outsource all maintenance work, and the maintenance cost increased by 122%.  In the first quarter of 2011, maintenance expenses decreased; however, occupancy dropped to an average of 83% and operations remained below breakeven.  The operating general partner continues to fund all operating deficits.  The mortgage, taxes, and insurance payments are all current.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

Maysville Village Apartments Limited (Maysville Village Apartments) is an 8-unit property located in Maysville, OK. In 2009 operating expenses were higher than state averages but the property was still able to generate a cash flow with 98% occupancy. In 2010, occupancy dropped to 94% causing a slight decrease in rental income. Operating expenses increased by 8% due to higher maintenance costs and operations fell below breakeven. The maintenance expenses were not reimbursed by the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to outsource all maintenance work at a higher cost instead of using the affiliated management company. Throughout the first quarter of 2011, occupancy averaged 100% and the property was operating above breakeven due to higher rental income. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.

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

In December 2009, the operating general partner of Village Terrace Limited Partnership entered into an agreement to sell the property and the transaction closed on January 8, 2010.  The sales price of the property was $1,185,000, which includes the outstanding mortgage balance of approximately $568,565 and cash proceeds to the investment partnership of $334,852.  Of the total proceeds received, $112,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $207,852 were returned to cash reserves held by Series 14.  In February 2010, additional sale proceeds of $3,056 were received and returned to the cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expenses, was recorded in the amount of $210,908 as of March 31, 2010.  In June 2010, the investment partnership received its share of the proceeds from the liquidation of the Operating Partnership’s cash accounts in the amount of $12,688 which was returned to the cash reserves held by Series 14.

Wesley Village Associates (Wesley Village Apartments) is a 36-unit apartment complex located in Martinsburg, West Virginia.  Improved occupancy, reduced turnover, and reduced operating expenses allowed the property to operate above breakeven in 2010.  In the first quarter of 2011 the property continued to operate above breakeven.  As of March 31, 2011, the property was 97% occupied.  To maintain high occupancy, management increased office hours; however, now that occupancy has stabilized, management will revert back to the original office hours in the second quarter of 2011. All taxes, insurance, and mortgage payments are current.  On December 31, 2005, the 15-year low income housing tax credit compliance period expired with respect to Wesley Village Associates.  As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Wesley Village Associates subsequent to March 31, 2011.

Lexington Park Spring Limited Partnership (Spring Valley) is a 128-unit apartment community located in Lexington Park, Maryland. In 2009, the property's operations suffered considerably due to high bad debt and average occupancy of 77%.  Due to a large number of problem tenants, management began to clean up the tenant profile in 2009, leading to an increase in operating costs including maintenance expenses.  Management has since made positive strides in increasing occupancy and reducing operating costs.  As of December 31, 2010, occupancy was 95% with operations above breakeven status. Occupancy as of March 31, 2011 was 93%.  The property is expected to operate above breakeven in 2011.  All taxes, insurance, and mortgage payments are current.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Lexington Park Spring Limited Partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Lexington Park Spring Limited Partnership subsequent to March 31, 2011.

Titusville Apartments Limited Partnership (Titusville Apartments) is a 30-unit apartment complex located in Titusville, Pennsylvania.  Reduced operating expenses, and replacement reserve reimbursement aided the property in achieving above breakeven operations for the 2010 fiscal year. The property continues to operate above breakeven through the first quarter of 2011, but occupancy remains low through March 31, 2011 at 80%.  The property is located in a small rural town and finding new residents has proven to be difficult.  Management is advertising with three web-based vendors including Apartment Smart, My New Place, and Apartment Guide.com, as well as weekly advertisements in the local newspaper.  Management's advertising efforts have yet to yield any new applicants.  They continue to offer a small fee for a resident referral.  The operating general partner has also requested more rental assistance from Rural Development but has been denied each time.  All tax, mortgage and insurance payments are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Titusville Apartment Limited Partnership.

In March 2011, the operating general partner of Scott Partners entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on May 2, 2011.  The sales price of the property was $1,505,000, which included the outstanding mortgage balance of approximately $1,031,412 and cash proceeds to the investment partnership of $389,317.  Of the total proceeds received by the investment partnership, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $374,317 were returned to cash reserves held by Series 14.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in the Operating Partnership.

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Operating Partnerships represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The adoption of this guidance does not have a material impact on the Partnership’s financial condition or results of operations.

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

Recent Accounting Changes - Continued

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls & Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Partnership as a whole. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the disclosure controls and procedures with respect to each series individually, as well as the Partnership as a whole, were adequate and effective in timely alerting them to material information relating to any series or the Partnership as a whole required to be included in the Partnership’s periodic SEC filings.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) of each series individually, as well as the Partnership as a whole. The Partnership’s internal control system over financial reporting is designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Partnership's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates II LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Partnership as a whole, as of March 31, 2011. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, its internal control over financial reporting with respect to each series individually, as well as the Partnership as a whole, was effective.

(c)	Changes in Internal Controls

There were no changes in the Partnership management’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership management's internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Partnership has no directors or executive officers of its own.  The  following biographical information is presented for the partners of the  general partners and affiliates of those partners (including Boston Capital  Partners, Inc. ("Boston Capital")) with principal responsibility for the  Partnership's affairs.

John P. Manning, age 62, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 49, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston

Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 64, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 47, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Partnership has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, the Partnership has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2011 fiscal year:

1. An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been accrued as payable to Boston Capital Asset Management Limited Partnership.  The annual partnership management fee accrued during the year ended March 31, 2011 was $942,652. The annual partnership management fee paid during the year ended March 31, 2011 was $1,487,500.  Accrued fees are payable without interest as sufficient funds become available.

2. The Partnership has reimbursed or accrued to an affiliate of the general partner a total of $69,704 for amounts charged to operations during the year ended March 31, 2011. The reimbursement includes, but may not be limited to, postage, printing, travel, and overhead allocations.

3. The Partnership recorded as payable to affiliates of the general partner a total of $0 for amounts advanced to the Partnership to enable it to make advances to the Operating Partnerships. During the year ended March 31, 2011, $0 were paid to an affiliate of the general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2011, 18,679,738 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

1.	Everest Housing
199 South Los Robles Ave., Suite 200
Pasadena, CA 91101

Series	% of BACs held
Series 12	8.92%
Series 14	7.19%

2.	Summit Venture
P.O. Box 47638
Phoenix, AZ 85068

Series	% of BACs held
Series 9	9.33%
Series 10	5.14%
Series 11	13.99%

(b)	Security ownership of management.

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

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a) Transactions with related persons

The Partnership has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Partnership.  Additionally, the general partner will receive distributions from the Partnership if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2011.

(b)	Review, Approval or Ratification of transactions with related persons.

The Partnership response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Partnership has no directors.

Item 14.	Principal Accounting Fees and Services Fees paid to the Partnership’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$-	$16,720	$13,845	$14,570	$16,720	$30,045

Audit Related Fees	-	-	-	-	-	-

Tax Fees	-	7,900	5,950	6,340	7,705	15,115

All Other Fees	-	-	-	-	37	-

Total	$-	$24,620	$19,795	$20,910	$24,462	$45,160

Fees paid to the Partnership’s independent auditors for fiscal year 2010 were comprised of the following:

Fee Type	Ser. 7	Ser. 9	Ser.10	Ser.11	Ser.12	Ser.14
Audit Fees	$6,816	$18,026	$14,526	$15,576	$18,376	$33,078

Audit Related Fees	-	-	250	500	-	1,000

Tax Fees	2,955	8,655	6,945	7,325	8,655	16,635

All Other Fees	-	-	-	-	-	-

Total	$9,771	$26,681	$21,721	$23,401	$27,031	$50,713

Audit Committee

The Partnership has no Audit Committee.  All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements - Filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2011 and 2010

Statement of Operations, Years ended March 31, 2011, and 2010

Statements of Changes in Partners' Capital, Years ended March 31, 2011, and 2010

Statements of Cash Flows, Years ended March 31, 2011, and 2010

Notes to Financial Statements, March 31, 2011, and 2010

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

a.	Independent Auditor's Reports for Operating Partnerships, filed herein

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

Boston Capital Tax Credit Fund II Limited Partnership
	By:	Boston Capital Associates II L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 29, 2011	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

June 29, 2011	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC II Assignor Corp.

June 29, 2011	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer),C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC II Assignor Corp.